Form 10-K
period 2017-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2018-02-27
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $13.9 billion (based upon the closing price on the New York Stock Exchange on June 30, 2017 of $256.69 per share).

As of February 21, 2018, 55,461,323 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2018 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

ALLIANCE DATA SYSTEMS CORPORATION

Caution Regarding Forward-Looking Statements

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

•	loss of, or reduction in demand for services from, significant clients;
•	increases in net charge-offs in credit card and loan receivables;
•	increases in the cost of doing business, including market interest rates;
•	inability to access the asset-backed securitization funding market;
•	loss of active AIR MILES® Reward Program collectors;
•	disruptions in the airline or travel industries;
•	failure to identify or successfully integrate business acquisitions;
•	increased redemptions by AIR MILES Reward Program collectors;
•	unfavorable fluctuations in foreign currency exchange rates;
•	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
•	increases in FDIC, Delaware or Utah regulatory capital requirements for banks;
•	failure to maintain exemption from regulation under the Bank Holding Company Act;
•	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
•	loss of consumer information due to compromised physical or cyber security; and
•	those factors discussed in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.

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

Our client base of more than 2,000 companies consists primarily of large consumer-based businesses, including well-known brands such as Bank of Montreal, Sobeys Inc., Shell Canada Products, Albert Heijn, Bank of America, General Motors, FedEx, Walgreens, Kellogg’s, Marriott, Victoria’s Secret, Lane Bryant, Pottery Barn, J. Crew and Ann Taylor. Our client base is diversified across a broad range of end-markets, including financial services, specialty retail, grocery and drugstore chains, petroleum retail, automotive, hospitality and travel, telecommunications, insurance and healthcare. We believe our comprehensive suite of marketing solutions offers us a significant competitive advantage, as many of our competitors offer a more limited range of services. We believe the breadth and quality of our service offerings have enabled us to establish and maintain long-standing client relationships.

Segments

Our products and services are reported under three segments—LoyaltyOne®, Epsilon and Card Services, and are listed below. Financial information about our segments and geographic areas appears in Note 21, “Segment Information,” of the Notes to Consolidated Financial Statements.

Segment	Products and Services

LoyaltyOne	•	AIR MILES Reward Program

	•	Short-term Loyalty Programs

	•	Loyalty Services
—Loyalty consulting
—Customer analytics
—Creative services
—Mobile solutions

Epsilon	•	Marketing Services
—Agency services
—Marketing technology services
—Data services
—Strategy and insights services
—Traditional and digital marketing
—Digital CRM services
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

The AIR MILES Reward Program is a full service outsourced coalition loyalty program for our sponsors, who pay us a fee per AIR MILES reward mile issued, in return for which we provide all marketing, customer service, rewards and redemption management. We typically grant participating sponsors exclusivity in their market category, enabling them to realize incremental sales and increase market share as a result of their participation in the AIR MILES Reward Program coalition.

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

Sponsors. Approximately 150 brand name sponsors participate in our AIR MILES Reward Program, including Shell Canada Products, Jean Coutu, RONA, Amex Bank of Canada, Sobeys Inc. and Bank of Montreal.

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

BrandLoyalty designs, implements, conducts and evaluates innovative and tailor-made loyalty programs for grocers worldwide. These loyalty programs are designed to generate immediate changes in consumer behavior and are offered through leading grocers across Europe and Asia, as well as around the world. BrandLoyalty began expansion efforts into Canada in 2015 and the United States in 2016. These short-term loyalty programs are designed to drive traffic by attracting new customers and motivating existing customers to spend more because the reward is instant, topical and newsworthy. These programs are tailored for the specific client and are designed to reward key customer segments based on their spending levels during defined campaign periods. Rewards for these programs are sourced from, and in some cases produced by, key suppliers in advance of the programs being offered based on expected demand. Following the completion of each program, BrandLoyalty analyzes spending data to determine the grocer’s lift in market share and the program’s return on investment.

Epsilon

Epsilon is a leading marketing services firm providing end-to-end, integrated marketing solutions that leverage rich data, analytics, creativity and technology to help clients more effectively acquire, retain and grow relationships with their customers. Services include strategic consulting, customer database technologies, omnichannel marketing, loyalty management, proprietary data, predictive modeling, permission-based email marketing, personalized digital marketing, affiliate marketing and a full range of direct and digital agency services. On behalf of our clients, we develop marketing programs for individual consumers with highly targeted offers and personalized communications via our digital media practice, Conversant®, to create better customer experiences. Since these communications are more relevant to the consumer, the consumer is more likely to be responsive to these offers, resulting in a measurable return on our clients’ marketing investments. We distribute marketing campaigns and communications through all marketing channels based on the consumer’s preference, including direct mail and digital platforms such as email, mobile, display and social media. Epsilon has over 1,600 clients, operating primarily in the financial services, insurance, media and entertainment, automotive, consumer packaged goods, retail, travel and hospitality, pharmaceutical/healthcare and telecommunications industries.

Agency Services. Through our consulting services we analyze our clients’ business, brand and/or product strategy to create customer acquisition and retention plans and tactics designed to further optimize our clients’ customer relationships and marketing return on investment. We offer ROI-based targeted marketing services through data-driven creative, digital user experience design technology, customer relationship marketing, consumer promotions marketing, direct and digital shopper marketing, distributed and local area marketing, and services that include brand planning and consumer insights.

Marketing Technology Services. For large consumer-facing brands, we design, build and operate complex consumer marketing databases, including loyalty program management, such as the Dunkin’ Donuts DD Perks®, Walgreens Balance® Rewards and Citi Thank You® programs. Our solutions are highly customized and support our clients’ needs for real-time data integration from a multitude of data sources, including multichannel transactional data.

Data Services. We believe we are one of the leading sources of comprehensive consumer data essential to marketers when making informed marketing decisions. Together with our clients, we use this data to create customer profiles and develop highly-targeted, personalized marketing programs that increase response rates and build stronger customer relationships.

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

Receivables Financing. Our Card Services segment provides risk management solutions, account origination and funding services for our more than 160 private label and co-brand credit card programs. Through these credit card programs, as of December 31, 2017, we had $17.7 billion in principal receivables from 43.4 million active accounts, with an average balance for the year ended December 31, 2017 of approximately $688 for accounts with outstanding balances. L Brands and its retail affiliates accounted for approximately 10% of our average credit card and loan receivables for the year ended December 31, 2017. We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new credit card accountholders and establishing their credit limits. Credit quality is monitored at least monthly during the life of an account. We augment these procedures with credit risk scores provided by credit bureaus. This information helps us segment prospects into narrower risk ranges, allowing us to better evaluate individual credit risk.

Our accountholder base consists primarily of middle- to upper-income individuals, in particular women who use our credit cards primarily as brand affinity tools. These accounts generally have lower average balances compared to balances on general purpose credit cards. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers.

We use securitization and deposit programs as principal funding vehicles for our credit card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a master trust, which is a variable interest entity, or VIE. Our three master trusts are consolidated in our financial statements.

Processing Services. We perform processing services and provide service and maintenance for private label and co-brand credit card programs. We use automated technology for bill preparation, printing and mailing, and also offer consumers the ability to view, print and pay their bills online. By doing so, we improve the funds availability for both our clients and for those private label and co-brand credit card receivables that we own or securitize. We also provide collection activities on delinquent accounts to support our private label and co-brand credit card programs. Our customer care operations are influenced by our retail heritage and we view every customer touch point as an opportunity to generate or reinforce a sale. Our call centers are equipped to handle a variety of inquiry types, including phone, mail, fax, email, text and web. We provide focused training programs in all areas to achieve the highest possible customer service standards and monitor our performance by conducting surveys with our clients and their customers. For the twelfth time since 2003, we were certified as a Center of Excellence for the quality of our operations, the most prestigious ranking attainable, by BenchmarkPortal. Founded by Purdue University in 1995, BenchmarkPortal is a global leader of best practices for call centers.

Marketing Services. Our private label and co-brand credit card programs are designed specifically for retailers and have the flexibility to be customized to accommodate our clients’ specific needs. Through our integrated marketing services, we design and implement strategies that assist our clients in acquiring, retaining and managing valuable repeat customers. Our credit card programs capture transaction data that we analyze to better understand consumer behavior and use to increase the effectiveness of our clients’ marketing activities. We use multi-channel marketing communication tools, including in-store, web, permission-based email, mobile messaging and direct mail to reach our clients’ customers.

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

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in each segment of our business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We have a number of domestic and foreign patents and pending patent applications. We pursue registration and protection of our trademarks primarily in the United States and Canada, although we also have either registered trademarks or applications pending for certain marks in other countries. No individual patent or license is material to us or our segments other than that we are the exclusive Canadian licensee of the AIR MILES family of trademarks pursuant to a perpetual license agreement with Diversified Royalty Corp., for which we pay a royalty fee. We believe that the AIR MILES family of trademarks and our other trademarks are important for our branding, corporate identification and marketing of our services in each business segment.

Competition

The markets for our products and services are highly competitive. We compete with marketing services companies, credit card issuers, and data processing companies, as well as with the in-house staffs of our current and potential clients.

LoyaltyOne. As a provider of marketing services, our LoyaltyOne segment generally competes with advertising and other promotional and loyalty programs, both traditional and online, for a portion of a client’s total marketing budget. In addition, we compete against internally developed products and services created by our existing and potential clients. We expect competition to intensify as more competitors enter our market. Competitors may target our sponsors, clients and collectors as well as draw rewards from our rewards suppliers. Our ability to generate significant revenue from clients and loyalty partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our loyalty and rewards programs to consumers. The continued attractiveness of our loyalty and rewards programs will also depend on our ability to remain affiliated with sponsors and suppliers that are desirable to consumers and to offer rewards that are both attainable and attractive to consumers.

Epsilon. Our Epsilon segment generally competes with a variety of niche providers as well as large media/digital agencies. For the niche provider competitors, their focus has primarily been on one or two services within the marketing value chain, rather than the full spectrum of data-driven marketing services used for both traditional and online advertising and promotional marketing programs. For the larger media/digital agencies, most offer the breadth of services but typically do not have the internal integration of offerings to deliver a seamless “one stop shop” solution, from strategy to execution across traditional as well as digital and emerging technologies. In addition, Epsilon competes against internally developed products and services created by our existing clients and others. We expect competition to intensify as more competitors enter our market and technologies evolve. For our targeted direct marketing services offerings, our ability to continue to capture detailed customer transaction data is critical in providing effective marketing and loyalty strategies for our clients. Our ability to differentiate the mix of products and services that we offer, together with the effective delivery of those products and services, are also important factors in meeting our clients’ objective to continually improve their return on marketing investment.

Card Services. Our Card Services segment competes primarily with financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. Our focus has primarily been on targeting specialty retailers that understand the competitive advantage of developing loyal customers. Typically, these retailers seek customers that make more frequent but smaller transactions at their retail locations. As a result, we are able to analyze card-based transaction data we obtain through managing our credit card programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement successful marketing strategies for our clients. As an issuer of private label retail credit cards and co-brand Visa®, MasterCard® and Discover®  credit cards, we also compete with general purpose credit cards issued by other financial institutions, as well as cash, checks and debit cards.

Regulation

Federal and state laws and regulations extensively regulate the operations of our bank subsidiaries, Comenity Bank and Comenity Capital Bank. Many of these laws and regulations are intended to maintain the safety and soundness of Comenity Bank and Comenity Capital Bank, and they impose significant restraints to which other non-regulated companies are not subject. Because Comenity Bank is deemed a credit card bank and Comenity Capital Bank is an industrial bank within the meaning of the Bank Holding Company Act, we are not subject to regulation as a bank holding company. If we were subject to regulation as a bank holding company, we would be constrained in our operations to a limited number of activities that are closely related to banking or financial services in nature. As a state bank, Comenity Bank is subject to overlapping supervision by the FDIC and the State of Delaware; and, as an industrial bank, Comenity Capital Bank is subject to overlapping supervision by the FDIC and the State of Utah. Both Comenity Bank and Comenity Capital Bank are under the supervision of the Consumer Financial Protection Bureau, or CFPB—a federal consumer protection regulator with authority to make further changes to the federal consumer protection laws and regulations—who may, from time to time, conduct reviews of their practices.

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

In addition to U.S. federal privacy laws with which we must comply, states also have adopted statutes, regulations or other measures governing the collection and distribution of nonpublic personal information about customers. In some cases these state measures are preempted by federal law, but if not, we monitor and seek to comply with individual state privacy laws in the conduct of our business. The European Union has also released a draft of the proposed reforms to the ePrivacy Directive that governs the use of technologies to collect consumer information. Similarly, it is possible that in the future, U.S. and foreign jurisdictions may adopt legislation or regulations that impair our ability to effectively track consumers’ use of our advertising services, such as the FTC’s proposed “Do-Not-Track” standard or other legislation or regulations similar to EU Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” which directs EU Member States to ensure that accessing information on an internet user’s computer, such as through a cookie, is allowed only if the internet user has given his or her consent.

We also have systems and processes to comply with the USA PATRIOT ACT of 2001, which is designed to deter and punish terrorist acts in the United States and around the world, to enhance law enforcement investigatory tools, and for other purposes.

On December 5, 2016, the Legislative Assembly of the Province of Ontario, or the Ontario Legislature, passed Bill 47, Protecting Rewards Points Act (Consumer Protection Amendment), 2016, amending Ontario’s Consumer Protection Act, 2002 with respect to rewards points. The amendments became effective on December 8, 2016, and additional related regulations were made effective on January 1, 2018. Changes to the Ontario Consumer Protection Act effected by the amendment and related regulations prohibit suppliers from entering into or amending consumer agreements to provide for the expiry of rewards points due to the passage of time alone, while permitting the expiry of rewards points if the underlying consumer agreement is terminated and that agreement provides that reward points expire upon termination. Accordingly, the Ontario Consumer Protection Act, as amended, does not impact LoyaltyOne’s practice of terminating a collector’s account and cancelling their AIR MILES reward miles after two years of inactivity. In Quebec, similar legislation pertaining to the expiry of rewards points due to the passage of time alone was passed in 2017, subject to additional related regulations currently being proposed for implementation.

Employees

As of December 31, 2017, we had approximately 20,000 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Other Information

Our corporate headquarters are located at 7500 Dallas Parkway, Suite 700, Plano, Texas 75024, where our telephone number is 214-494-3000.

We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. You may request, for a fee, any document we file or furnish at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s website at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our website, www.AllianceData.com. No information from this website is incorporated by reference herein. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee, nominating and corporate governance committee, and executive committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for Senior Financial Officers, and code of ethics for Board Members on our website. These documents are available free of charge to any stockholder upon request.

Item 1A.Risk Factors.

RISK FACTORS

Strategic Business Risk and Competitive Environment

Our 10 largest clients represented 33% and 35%, respectively, of our consolidated revenue for the years ended December 31, 2017 and 2016, and the loss of any of these clients could cause a significant drop in our revenue.

We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 33% and 35%, respectively, of our consolidated revenue during the years ended December 31, 2017 and 2016, with no single client representing more than 10% of our consolidated revenue during either of these periods. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.

LoyaltyOne. LoyaltyOne represents 17% and 19%, respectively, of our consolidated revenue for the years ended December 31, 2017 and 2016. Our 10 largest clients in this segment represented approximately 59% and 54%, respectively, of our LoyaltyOne revenue for the years ended December 31, 2017 and 2016. Bank of Montreal represented approximately 21% and 17%, respectively, of this segment’s revenue for the years ended December 31, 2017 and 2016. Sobeys Inc. and its retail affiliates represented approximately 14% and 13%, respectively, of this segment’s revenue for the years ended December 31, 2017 and 2016. Our contract with Bank of Montreal expires in 2020, subject to automatic renewals. Our contract with Sobeys Inc. and its retail affiliates expires in 2024.

Epsilon. Epsilon represents 29% and 30%, respectively, of our consolidated revenue for the years ended December 31, 2017 and 2016. Our 10 largest clients in this segment represented approximately 32% and 30%, respectively, of our Epsilon revenue for the years ended December 31, 2017 and 2016, with no single client representing more than 10% of Epsilon’s revenue during either of these periods.

Card Services. Card Services represents 54% and 51%, respectively, of our consolidated revenue for the years ended December 31, 2017 and 2016. Our 10 largest clients in this segment represented approximately 52% and 59%, respectively, of our Card Services revenue for the years ended December 31, 2017 and 2016. L Brands and its retail affiliates represented approximately 16% of this segment’s revenue for each of the years ended December 31, 2017 and 2016. Ascena Retail Group, Inc. and its retail affiliates represented approximately 13% of this segment’s revenue for the year ended December 31, 2016. Our contract with L Brands and its retail affiliates expires in 2019. Our contracts with Ascena Retail Group, Inc. and its retail affiliates expire in 2019 and 2022.

We expect growth in our Card Services segment to result from new and acquired credit card programs whose credit card receivables performance could result in increased portfolio losses and negatively impact our profitability.

We expect an important source of growth in our credit card operations to come from the acquisition of existing credit card programs and initiating credit card programs with retailers and others who do not currently offer a private label or co-brand credit card. Although we believe our pricing and models for determining credit risk are designed to evaluate the credit risk of existing programs and the credit risk we are willing to assume for acquired and start-up programs, we cannot be assured that the loss experience on acquired and start-up programs will be consistent with our more established programs. The failure to successfully underwrite these credit card programs may result in defaults greater than our expectations and could have a material adverse impact on us and our profitability.

Increases in net charge-offs could have a negative impact on our net income and profitability.

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the customer’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs could result in a reduction in net income. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our delinquency and net charge-off rates are affected by the credit risk of our credit card and loan receivables and the average age of our various credit card account portfolios. Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. For 2017, our net charge-off rate was 6.0%, compared to 5.1% and 4.5% for 2016 and 2015, respectively. Delinquency rates were 5.1% of principal credit card and loan receivables at December 31, 2017, compared to 4.8% and 4.2% at December 31, 2016 and 2015, respectively.

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

Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $34.2 million for the year ended December 31, 2017.

The loss of our most active AIR MILES Reward Program collectors could adversely affect our growth and profitability.

Our most active AIR MILES Reward Program collectors drive a disproportionately large percentage of our AIR MILES Reward Program revenue. The loss of a significant portion of these collectors, for any reason, could impact our ability to generate significant revenue from sponsors. The continued attractiveness of our loyalty and rewards programs will depend in large part on our ability to remain affiliated with sponsors that are desirable to collectors and to offer rewards that are both attainable and attractive.

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

Interest rate risk affects us directly in our borrowing activities. Our interest expense, net was $564.4 million for the year ended December 31, 2017. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. In 2017, a 1% increase or decrease in interest rates would have resulted in a change to our interest expense of approximately $112 million.

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

In addition, on August 27, 2014, the SEC adopted a number of rules that will change the disclosure, reporting and offering process for publicly registered offerings of asset-backed securities, including those offered under our credit card securitization program. The adopted rules finalize rules that were originally proposed on April 7, 2010 and re-proposed on July 26, 2011. A number of rules proposed by the SEC in 2010 and 2011, such as requiring group-level data for the underlying assets in credit card securitizations, were not adopted in the final rulemaking but may be adopted by the SEC in the future with or without further modifications. The adoption of further rules affecting disclosure, reporting and the offering process for publicly registered offerings of asset-backed securities may impact our ability or desire to issue asset-backed securities in the future.

The FDIC, the SEC, the Federal Reserve and certain other federal regulators have adopted regulations, commonly known as Regulation RR, that mandate a minimum five percent risk retention requirement for securitizations that are issued on and after December 24, 2016. Such risk retention requirements may limit our liquidity by restricting the amount of asset-backed securities we are able to issue or affecting the timing of future issuances of asset-backed securities; we intend to satisfy such risk retention requirements by maintaining a seller’s interest calculated in accordance with Regulation RR.

Early amortization events may occur as a result of certain adverse events specified for each asset-backed securitization transaction, including, among others, deteriorating asset performance or material servicing defaults. In addition, certain series of funding notes issued by our securitization trusts are subject to early amortization based on triggers relating to the bankruptcy of one or more retailers. Deteriorating economic conditions and increased competition in the retail industry, among other factors, may lead to an increase in bankruptcies among retailers who have entered into credit card programs with us. The bankruptcy of one or more retailers could lead to a decline in the amount of new receivables and could lead to increased delinquencies and defaults on the associated receivables. Any of these effects of a retailer bankruptcy could result in the commencement of an early amortization for one or more series of such funding securities, particularly if such an event were to occur with respect to a retailer relating to a large percentage of such securitization trust’s assets. The occurrence of an early amortization event may significantly limit our ability to securitize additional receivables.

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

As of February 21, 2018, we had an aggregate of 80,414,831 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 6,638,165 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 531,501 shares have been issued and 864,713 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 21, 2018, including options to purchase approximately 11,513 shares exercisable as of February 21, 2018 or that will become exercisable within 60 days after February 21, 2018. We have reserved for issuance 1,500,000 shares of our common stock, 568,045 of which remain issuable, under our 401(k) and Retirement Savings Plan as of December 31, 2017. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.

The market price and trading volume of our common stock may be volatile and our stock price could decline.

The trading price of shares of our common stock has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price of our common stock may be affected by a number of factors, including our operating results, changes in our earnings estimates, additions or departures of key personnel, our financial condition, legislative and regulatory changes, general conditions in the industries in which we operate, general economic conditions, and general conditions in the securities markets. Other risks described in this report could also materially and adversely affect our share price.

There is no guarantee that we will pay future dividends or repurchase shares at a level anticipated by stockholders, which could reduce returns to our stockholders. Decisions to declare future dividends on, or repurchase, our common stock will be at the discretion of our Board of Directors based upon a review of relevant considerations.

Since October 2016, our Board of Directors has declared quarterly cash dividend payments on our outstanding common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors. Since 2001, our Board of Directors has approved various share repurchase programs, including the share repurchase program approved in 2017 for the repurchase of up to $1 billion of our common stock through July 31, 2018. The Board’s determination to declare dividends on, or repurchase shares of, our common stock will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant. Based on an evaluation of these factors, the Board of Directors may determine not to declare future dividends at all, to declare future dividends at a reduced amount, not to repurchase shares or to repurchase shares at reduced levels compared to historical levels, any or all of which could reduce returns to our stockholders.

Our reported financial information will be affected by fluctuations in the exchange rate between the U.S. dollar and certain foreign currencies.

The results of our operations are exposed to foreign exchange rate fluctuations. We are exposed primarily to fluctuations in the exchange rate between the U.S. and Canadian dollars and the exchange rate between the U.S. dollar and the Euro. Upon translation, operating results may differ from our expectations. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. For the year ended December 31, 2017, foreign currency movements relative to the U.S. dollar positively impacted our revenue by approximately $27 million and positively impacted income before income taxes by approximately $3 million.

Regulatory Environment

Current and proposed regulation and legislation relating to our card services could limit our business activities, product offerings and fees charged and may have a significant impact on our business, results of operations and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), among other things, includes a sweeping reform of the regulation and supervision of financial institutions, as well as of the regulation of derivatives and capital market activities.

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

As of October 1, 2016, both Comenity Bank and Comenity Capital Bank are under the CFPB’s supervision and the CFPB may, from time to time, conduct reviews of their practices. In addition, the CFPB's broad rulemaking authority is expected to impact their operations, including with respect to deferred interest products. For example, the CFPB's rulemaking authority may allow it to change regulations adopted in the past by other regulators including regulations issued under the Truth in Lending Act or the CARD Act by the Board of Governors of the Federal Reserve System. The CFPB's ability to rescind, modify or interpret past regulatory guidance could increase our compliance costs and litigation exposure. Further, the CFPB has broad authority to prevent "unfair, deceptive or abusive" acts or practices and has taken enforcement action against other credit card issuers and financial services companies. Evolution of these standards could result in changes to pricing, practices, procedures and other activities relating to our credit card accounts in ways that could reduce the associated return. It is unclear what changes would be promulgated by the CFPB and what effect, if any, such changes would have on our credit accounts.

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

The effect of the Dodd-Frank Act on our business and operations could be significant, depending upon final implementing regulations, the actions of our competitors, the behavior of other marketplace participants and its interpretation and enforcement by federal or state officials or regulators. In addition, we may be required to invest significant management time and resources to address the various provisions of the Dodd-Frank Act and the numerous regulations that are required to be issued under it. The Dodd-Frank Act and any related legislation or regulations and their interpretation and enforcement may have a material impact on our business, results of operations and financial condition.

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

Further, many state governments are reviewing or proposing the need for greater regulation of the collection, processing, sharing and use of consumer data for various marketing purposes. This may result in new laws or regulations imposing additional compliance requirements.

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

In the European Union, the Directive 95/46/EC of the EU Parliament and of the Council of 24 October 1995 requires member states to implement and enforce a comprehensive data protection law that is based on principles designed to safeguard personal data, defined as any information relating to an identified or identifiable natural person. The Directive frames certain requirements for transfer outside of the European Economic Area and individual rights such as consent requirements. In January 2012, the European Commission proposed the General Data Protection Regulation, or GDPR, a new European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights. In December 2015, the EU Parliament and the EU Council reached informal agreement on the text of the GDPR, and in April 2016 both the EU Council and the EU Parliament adopted the GDPR, which will go into effect May 25, 2018. The GDPR will replace the Directive and, because it is a regulation rather than a directive, will directly apply to and bind the 28 EU Member States. Compared to the Directive, GDPR may result in greater compliance obligations, including the implementation of a number of processes and policies around our data collection and use. These and other terms of the GDPR could limit our ability to provide services and information to our customers. In addition, the GDPR includes significant new penalties for non-compliance, with fines up to the higher of €20 million ($24 million as of December 31, 2017) or 4% of total annual worldwide revenue.

Further, the European Union has also released a draft of the proposed reforms to the ePrivacy Directive that governs the use of technologies to collect consumer information. In general, GDPR, and other local privacy laws, could also lead to adaptation of our technologies or practices to satisfy local privacy requirements and standards that may be more stringent than in the U.S. Similarly, it is possible that in the future, U.S. and foreign jurisdictions may adopt legislation or regulations that impair our ability to effectively track consumers’ use of our advertising services, such as the FTC’s proposed “Do-Not-Track” standard or other legislation or regulations similar to EU Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” which directs EU Member States to ensure that accessing information on an internet user’s computer, such as through a cookie, is allowed only if the internet user has given his or her consent.

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

While 48 U.S. states and the District of Columbia have enacted data breach notification laws, there is no such federal law generally applicable to our businesses. Data breach notification legislation has been proposed widely and exists in specific countries and jurisdictions in which we conduct business. If, when and as enacted, these legislative measures could impose, among other elements, strict requirements on reporting time frames for providing notice, as well as the contents of such notices.

Legislation relating to consumer protection may affect our ability to provide our loyalty and marketing services, which, among other things, could negatively affect our ability to satisfy our clients’ needs.

The enactment of new or amended legislation or industry regulations pertaining to consumer protection could have a material adverse impact on our loyalty and marketing services. On December 5, 2016, the Ontario, Canada Legislature passed Bill 47, Protecting Rewards Points Act (Consumer Protection Amendment), 2016, amending Ontario’s Consumer Protection Act, 2002 with respect to rewards points. The amendments became effective on December 8, 2016, and additional related regulations were made effective on January 1, 2018. Changes to the Ontario Consumer Protection Act effected by the amendments and related regulations prohibit suppliers from entering into or amending consumer agreements to provide for the expiry of rewards points due to the passage of time alone, while permitting the expiry of rewards points if the underlying consumer agreement is terminated and that agreement provides that reward points expire upon termination. Accordingly, the Ontario Consumer Protection Act, as amended, does not impact LoyaltyOne’s practice of terminating a collector’s account and cancelling their AIR MILES reward miles after two years of inactivity.

In Quebec, similar legislation pertaining to the expiry of rewards points due to the passage of time alone was passed in 2017, subject to additional related regulations currently being proposed for implementation. Additional changes to consumer protection laws and regulations, or any failure to comply with such changes, could have a negative impact on our reputation, adversely affect our profitability and may increase our litigation exposure.

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

Although we have extensive physical and cyber security controls and associated procedures, our data has in the past been and in the future may be subject to unauthorized access. In such instances of unauthorized access, the integrity of our data has in the past been and may in the future be affected. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support our loyalty and marketing programs. Information security risks for large financial institutions have increased with the adoption of new technologies, including those used on mobile devices, to conduct financial and other business transactions, and the increased sophistication and activity level of threat actors. The use of our loyalty, marketing services or credit card programs could decline if any compromise of physical or cyber security occurred. In addition, any unauthorized release of customer information or any public perception that we released consumer information without authorization, could subject us to legal claims from our clients or their customers, consumers or regulatory enforcement actions, which may adversely affect our client relationships.

Loss of data center capacity, interruption due to cyber attacks, loss of network links or inability to utilize proprietary software of third party vendors could affect our ability to timely meet the needs of our clients and their customers.

Our ability, and that of our third-party service providers, to protect our data centers against damage, loss or performance degradation from fire, power loss, network failure, cyber attacks, including ransomware or denial of service attacks, and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large amounts of data as well as periodically expand and upgrade our technology capabilities. Any damage to our data centers, or those of our third-party service providers, any failure of our network links that interrupts our operations or any impairment of our ability to use our software or the proprietary software of third party vendors, including impairments due to cyber attacks, could adversely affect our ability to meet our clients’ needs and their confidence in utilizing us for future services.

Our failure to protect our intellectual property rights may harm our competitive position, and litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly.

Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We may not be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. Third parties may also assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. Further, our competitors or other third parties may independently design around or develop similar technology, or otherwise duplicate our services or products in a way that would preclude us from asserting our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property or confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

As of December 31, 2017, we own one general office property and lease approximately 110 general office properties worldwide, comprised of approximately 4.7 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

		Approximate
Location	Segment	Square Footage	Lease Expiration Date
Plano, Texas	Corporate	107,698	June 30, 2026
Columbus, Ohio	Corporate, Card Services	567,006	September 12, 2032
Toronto, Ontario, Canada	LoyaltyOne	199,539	March 31, 2033
Mississauga, Ontario, Canada	LoyaltyOne	50,908	November 30, 2019
Den Bosch, Netherlands	LoyaltyOne	132,482	December 31, 2028
Maasbree, Netherlands	LoyaltyOne	488,681	September 1, 2028
Wakefield, Massachusetts	Epsilon	184,411	December 31, 2020
Irving, Texas	Epsilon	221,898	June 30, 2026
Earth City, Missouri	Epsilon	116,783	April 30, 2022
West Chicago, Illinois	Epsilon	155,412	October 31, 2025
Bengaluru, India	Epsilon	264,459	November 24, 2026
Columbus, Ohio	Card Services	103,161	December 31, 2027
Westminster, Colorado	Card Services	120,132	June 30, 2028
Couer D’Alene, Idaho	Card Services	114,000	March 31, 2027
Westerville, Ohio	Card Services	100,800	July 31, 2024
Wilmington, Delaware	Card Services	5,198	November 30, 2020
Salt Lake City, Utah	Card Services	9,978	April 30, 2018

We believe our current facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

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

	High	Low
Year Ended December 31, 2017
First quarter	$251.19	$214.68
Second quarter	266.25	232.81
Third quarter	265.68	209.00
Fourth quarter	254.79	215.37

Year Ended December 31, 2016
First quarter	$275.94	$176.63
Second quarter	227.34	185.02
Third quarter	239.72	191.59
Fourth quarter	241.69	197.69

Holders

As of February 21, 2018, the closing price of our common stock was $239.59 per share, there were 55,461,323 shares of our common stock outstanding, and there were 100 holders of record of our common stock.

Dividends

We declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
Year Ended December 31, 2017
First quarter	$0.52	$29.0
Second quarter	0.52	29.0
Third quarter	0.52	28.8
Fourth quarter	0.52	28.7
Total cash dividends declared and paid	$2.08	$115.5

Year Ended December 31, 2016
First quarter	$—	$—
Second quarter	—	—
Third quarter	—	—
Fourth quarter	0.52	30.0
Total cash dividends declared and paid	$0.52	$30.0

On January 25, 2018, our Board of Directors declared a quarterly cash dividend of $0.57 per share on our common stock, payable on March 20, 2018 to stockholders of record at the close of business on February 14, 2018.

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

Issuer Purchases of Equity Securities

On January 1, 2017, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2017 through December 31, 2017. On July 25, 2017, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2017 to acquire an additional $500.0 million of our outstanding common stock through July 31, 2018, for a total stock repurchase authorization of up to $1.0 billion.

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2017:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2017:
October 1-31	3,656	$226.34	—	$446.3
November 1-30	2,698	224.91	—	446.3
December 1-31	2,829	242.14	—	446.3
Total	9,183	$230.79	—	$446.3

(1)

During the period represented by the table, 9,183 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

(2)

On January 1, 2017, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from January 1, 2017 through December 31, 2017. On July 25, 2017, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2017 to acquire an additional $500.0 million of our outstanding common stock through July 31, 2018, for a total stock repurchase authorization of up to $1.0 billion. Both authorizations are subject to any restrictions pursuant to the terms of our credit agreements, indentures, and applicable securities laws or otherwise.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2012, with the cumulative total return over the same period of (1) the S&P 500 Index and (2) a peer group of sixteen companies selected by us.

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

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2012 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*

AMONG ALLIANCE DATA SYSTEMS CORPORATION,

S&P 500 INDEX AND A PEER GROUP INDEX

	Alliance Data
	Systems		Peer
	Corporation	S&P 500	Group Index
December 31, 2012	$100.00	$100.00	$100.00
December 31, 2013	181.63	132.39	155.46
December 31, 2014	197.60	150.51	165.15
December 31, 2015	191.05	152.59	182.85
December 31, 2016	158.25	170.84	204.30
December 31, 2017	177.14	208.14	248.05

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share amounts)
Income statement data
Total revenue	$7,719.4	$7,138.1	$6,439.7	$5,302.9	$4,319.1
Cost of operations (exclusive of amortization and depreciation disclosed separately below)	4,269.9	4,276.8	3,814.4	3,218.8	2,549.2
Provision for loan loss	1,140.1	940.5	668.2	425.2	345.8
General and administrative	166.3	143.2	138.5	141.5	109.1
Regulatory settlement	—	—	64.6	—	—
Earn-out obligation	—	—	—	105.9	—
Depreciation and other amortization	183.1	167.1	142.1	109.7	84.3
Amortization of purchased intangibles	314.5	345.0	350.1	203.4	131.8
Total operating expenses	6,073.9	5,872.6	5,177.9	4,204.5	3,220.2
Operating income	1,645.5	1,265.5	1,261.8	1,098.4	1,098.9
Interest expense, net	564.4	428.5	330.2	260.5	305.5
Income before income taxes	1,081.1	837.0	931.6	837.9	793.4
Provision for income taxes	292.4	319.4	326.2	321.8	297.2
Net income	$788.7	$517.6	$605.4	$516.1	$496.2
Less: Net income attributable to non-controlling interest	—	1.8	8.9	9.8	—
Net income attributable to common stockholders	$788.7	$515.8	$596.5	$506.3	$496.2

Net income attributable to common stockholders per share:
Basic	$14.17	$7.37	$8.91	$8.72	$10.09
Diluted	$14.10	$7.34	$8.85	$7.87	$7.42

Weighted average shares:
Basic	55.7	58.6	61.9	56.4	49.2
Diluted	55.9	58.9	62.3	62.4	66.9

Dividends declared per share:	$2.08	$0.52	$—	$—	$—

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Adjusted EBITDA and Adjusted EBITDA, net (1)
Adjusted EBITDA	$2,218.2	$2,095.8	$1,909.9	$1,597.2	$1,374.2
Adjusted EBITDA, net	$1,936.5	$1,880.0	$1,728.3	$1,425.5	$1,249.8

Other financial data (2)
Cash flows from operating activities	$2,609.6	$2,114.4	$1,759.8	$1,396.2	$1,036.2
Cash flows from investing activities	$(4,288.5)	$(4,063.0)	$(3,362.6)	$(4,737.1)	$(1,619.4)
Cash flows from financing activities	$4,004.9	$2,637.4	$1,718.9	$3,464.1	$671.5

Segment operating data
Credit card statements generated	296.7	279.4	242.3	212.0	192.5
Credit sales	$31,001.6	$29,271.3	$24,736.1	$18,948.2	$15,252.3
Average credit card and loan receivables	$16,185.5	$14,085.8	$11,364.6	$8,750.1	$7,212.7
AIR MILES reward miles issued	5,524.2	5,772.3	5,743.1	5,500.9	5,420.7
AIR MILES reward miles redeemed	4,552.1	7,071.6	4,406.3	4,100.7	4,017.5

	As of December 31,
	2017	2016	2015	2014	2013
	(In millions)
Balance sheet data
Credit card and loan receivables, net	$17,494.5	$15,595.9	$13,057.9	$10,673.7	$8,069.7
Redemption settlement assets, restricted	589.5	324.4	456.6	520.3	510.3
Total assets	30,684.8	25,514.1	22,349.9	20,188.2	13,197.8
Deferred revenue	966.9	931.5	844.9	1,013.2	1,137.2
Deposits	10,930.9	8,391.9	5,605.9	4,759.4	2,806.8
Non-recourse borrowings of consolidated securitization entities	8,807.3	6,955.4	6,482.7	5,181.1	4,581.5
Long-term and other debt, including current maturities	6,079.6	5,601.4	5,017.4	4,158.4	2,773.7
Total liabilities	28,829.5	23,855.9	20,172.5	17,556.2	12,342.0
Redeemable non-controlling interest	—	—	167.4	235.6	—
Total stockholders’ equity	1,855.3	1,658.2	2,010.0	2,396.4	855.8

(1)

See “Use of Non-GAAP Financial Measures” set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of our use of adjusted EBITDA and adjusted EBITDA, net and a reconciliation to net income, the most directly comparable GAAP financial measure.

(2)

Adjusted to reflect the retrospective adoption of Accounting Standards Update, or ASU, 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The effect of the adoption of the standard was to increase cash flows from operating activities and reduce cash flows from financing activities by $26.0 million, $54.0 million, $52.0 million and $32.7 million for the years ended December 31, 2016, 2015, 2014, and 2013, respectively. See “Recently Adopted Accounting Standards” under Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements for a discussion of accounting standards adopted prospectively.

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

2017 Highlights and Recent Developments

•	Total revenue increased 8% to $7,719.4 million in 2017 compared to $7,138.1 million in 2016.
•	Net income increased 52% to $788.7 million in 2017 compared to $517.6 million in 2016, and earnings per diluted share increased 92% to $14.10 in 2017 compared to $7.34 in 2016.
•	In 2017, the passage of H.R. 1, or the 2017 Tax Reform, benefited net income by approximately $64.9 million.
•	In 2016, accretion charges of $83.5 million related to the acquisition of the remaining interest in BrandLoyalty negatively impacted earnings per diluted share by $1.42.
•	Adjusted EBITDA, net increased 3% to $1,936.5 million in 2017 compared to $1,880.0 million in 2016.
•	We repurchased approximately 2.3 million shares of our common stock for $553.7 million for the year ended December 31, 2017.
•	In March 2017, we issued and sold €400.0 million aggregate principal amount of 4.500% senior notes due March 15, 2022.
•

In June 2017, we entered into a new credit agreement with various agents and lenders, replacing our credit agreement dated July 10, 2013 in its entirety. The new credit agreement provides for a $3,052.6 million term loan and a $1,572.4 million revolving line of credit.

•

We acquired credit card receivables and the associated accounts and assumed a portion of an existing customer care operation, including a facility sublease agreement and approximately 250 employees, from Signet Jewelers Limited, or Signet, for cash consideration of approximately $945.6 million.

•	We sold two credit card and loan portfolios for preliminary cash consideration of approximately $797.7 million.
•	We paid quarterly dividends of $0.52 per share for a total of $115.5 million for the year ended December 31, 2017.

2018 Outlook

Within our LoyaltyOne segment, we expect moderate growth for 2018 for our AIR MILES Reward Program.  However, with the adoption of ASC 606, “Revenue from Contracts with Customers,” we determined that for the fulfillment of certain rewards where the AIR MILES Reward Program does not control the goods or services before they are transferred to the customer, redemption revenue should be recorded on a net basis. We expect this to reduce redemption revenue and cost of operations each by approximately $350 million for the year ended December 31, 2018.  This reclassification will not have an impact to net income or adjusted EBITDA. With respect to BrandLoyalty, in 2017, revenue decreased 12% primarily due to declines in Germany and Russia as well as delays in both the North American expansion and certain program offerings. For BrandLoyalty, timing of programs in market can impact our quarterly financial results, but for 2018 we expect double-digit growth in both revenue and adjusted EBITDA in part due to the increase of events such as the 2018 FIFA World CupTM, and the rollout of programs with certain product offerings delayed from 2017 into 2018.

Within our Epsilon segment, for the year 2018, we expect mid-single digit growth in revenue and adjusted EBITDA. In the fourth quarter of 2017, revenue in our Technology platform increased 7%, while our auto and digital CRM products both increased double digits. We expect these product lines to drive further growth in 2018.

Within our Card Services segment, for the year 2018, we expect double-digit growth for revenue and adjusted EBITDA, net. We expect credit card and loan receivables growth of 15% with stable gross yields. We expect delinquencies and net charge-offs to be flat for the year ended December 31, 2018. However, net charge-off rates may be elevated in the first quarter of 2018 due to the continuing impact of the hurricanes, and potentially lower recovery rates as we transition from third party sales of written-off accounts to in-house collections.

We expect to invest a portion of the tax savings resulting from the passage of Tax Cuts and Jobs Act into the business to accelerate existing critical efforts, such as entering the consumer deposit market for Comenity Capital Bank to diversify our funding sources, accelerating the scaling of promising products such as digital CRM and creating an innovation fund to focus on new technologies.

Consolidated Results of Operations

	Year Ended December 31,			% Change
				2017	2016
	2017	2016	2015	to 2016	to 2015
	(in millions, except percentages)
Revenues
Services	$2,612.2	$2,504.8	$2,540.1	4%	(1)%
Redemption	935.3	993.6	1,028.4	(6)	(3)
Finance charges, net	4,171.9	3,639.7	2,871.2	15	27
Total revenue	7,719.4	7,138.1	6,439.7	8	11
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	4,269.9	4,276.8	3,814.4	—	12
Provision for loan loss	1,140.1	940.5	668.2	21	41
General and administrative	166.3	143.2	138.5	16	3
Regulatory settlement	—	—	64.6	—	(100)
Depreciation and other amortization	183.1	167.1	142.1	10	18
Amortization of purchased intangibles	314.5	345.0	350.1	(9)	(1)
Total operating expenses	6,073.9	5,872.6	5,177.9	3	13
Operating income	1,645.5	1,265.5	1,261.8	30	—
Interest expense
Securitization funding costs	156.6	125.6	97.1	25	29
Interest expense on deposits	125.1	84.7	53.6	48	58
Interest expense on long-term and other debt, net	282.7	218.2	179.5	30	22
Total interest expense, net	564.4	428.5	330.2	32	30
Income before income tax	1,081.1	837.0	931.6	29	(10)
Provision for income taxes	292.4	319.4	326.2	(8)	(2)
Net income	$788.7	$517.6	$605.4	52%	(15)%

Key Operating Metrics:
Credit card statements generated	296.7	279.4	242.3	6%	15%
Credit sales	$31,001.6	$29,271.3	$24,736.1	6%	18%
Average credit card and loan receivables	$16,185.5	$14,085.8	$11,364.6	15%	24%
AIR MILES reward miles issued	5,524.2	5,772.3	5,743.1	(4)%	1%
AIR MILES reward miles redeemed	4,552.1	7,071.6	4,406.3	(36)%	60%

Year ended December 31, 2017 compared to the year ended December 31, 2016

Revenue.  Total revenue increased $581.3 million, or 8%, to $7,719.4 million for the year ended December 31, 2017 from $7,138.1 million for the year ended December 31, 2016. The net increase was due to the following:

•

Services.  Revenue increased $107.4 million, or 4%, to $2,612.2 million for the year ended December 31, 2017 primarily due to an increase in services provided to our Epsilon clients, driven by double-digit growth in the automotive, agency and digital CRM offerings as a result of new client signings and strength in existing client relationships. This increase was offset in part by a $28.6 million decline in Card Services merchant fees as a result of increased royalty payments associated with higher volumes and new clients.

•

Redemption.  Revenue decreased $58.3 million, or 6%, to $935.3 million for the year ended December 31, 2017 as our short-term loyalty programs decreased $78.6 million as a result of softness due to the number and timing of campaigns in 2017 as compared to the prior year. Redemption revenue for our coalition loyalty program increased $20.3 million, as the prior year was negatively impacted $284.5 million due to our change in the breakage rate from 26% to 20% in December 2016, offset by a 36% decrease in AIR MILES reward miles redeemed in 2017 as compared to the prior year.

•

Finance charges, net.  Revenue increased $532.2 million, or 15%, to $4,171.9 million for the year ended December 31, 2017.  This increase was driven by an increase in average credit card and loan receivables, which increased revenue $595.2 million through a combination of recent credit card portfolio acquisitions, including Signet in October 2017, and a 6% increase in credit sales. This increase was offset in part by an approximate 40 basis point decline in yield, primarily due to providing a two-month leniency period for cardholders in FEMA-designated “individual assistance” disaster areas impacted by recent hurricanes in the second half of 2017.

Cost of operations.  Cost of operations decreased $6.9 million to $4,269.9 million for the year ended December 31, 2017 as compared to $4,276.8 million for the year ended December 31, 2016. The net decrease resulted from the following:

•	Within the LoyaltyOne segment, cost of operations decreased $220.4 million due to a 24% decrease in cost of redemptions associated with the decrease in redemption revenue.
•

Within the Epsilon segment, cost of operations increased $121.0 million due to a 9%, or $72.0 million, increase in direct processing expenses associated with the increase in revenue as well as a 5%, or $49.0 million, increase in payroll and benefit expenses, including an increase of $31.1 million associated with incentive compensation expense and commissions as compared to the prior year.

•

Within the Card Services segment, cost of operations increased by $89.7 million. Payroll and benefit expenses increased $71.2 million due to an increase in the number of associates to support growth and operational initiatives, and other operating expenses increased $18.5 million as a result of higher credit card processing costs due to increases in volume associated with growth in credit card and loan receivables.

Provision for loan loss.  Provision for loan loss increased $199.6 million, or 21%, to $1,140.1 million for the year ended December 31, 2017 as compared to $940.5 million for the year ended December 31, 2016. The increase in the provision for loan loss was driven by higher principal losses as well as an increase in credit card and loan receivables. The net charge-off rate was 6.0% for the year ended December 31, 2017 as compared to 5.1% for the year ended December 31, 2016.  Delinquency rates were 5.1% of principal credit card and loan receivables at December 31, 2017 as compared to 4.8% at December 31, 2016.

General and administrative.  General and administrative expenses increased $23.1 million, or 16%, to $166.3 million for the year ended December 31, 2017 as compared to $143.2 million for year ended December 31, 2016, due to an increase in net foreign currency exchange losses recognized of $7.8 million and a 16% increase in payroll and benefits expense, driven by a $12.0 million increase in bonuses to our non-executive associates resulting from tax reform benefits.

Depreciation and other amortization.  Depreciation and other amortization increased $16.0 million, or 10%, to $183.1 million for the year ended December 31, 2017, as compared to $167.1 million for the year ended December 31, 2016, due to additional assets placed into service from capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $30.5 million, or 9%, to $314.5 million for the year ended December 31, 2017, as compared to $345.0 million for the year ended December 31, 2016, primarily due to certain fully amortized intangible assets at Epsilon and LoyaltyOne.

Interest expense, net.  Total interest expense, net increased $135.9 million, or 32%, to $564.4 million for the year ended December 31, 2017 as compared to $428.5 million for the year ended December 31, 2016. The increase was due to the following:

•

Securitization funding costs.  Securitization funding costs increased $31.0 million due to higher average interest rates, which increased funding costs by approximately $18.1 million, and higher average borrowings, which increased funding costs by approximately $12.9 million.

•

Interest expense on deposits.  Interest expense on deposits increased $40.4 million due to higher average borrowings, which increased interest expense by approximately $25.9 million, and higher average interest rates, which increased interest expense by approximately $14.5 million.

•

Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $64.5 million primarily due to the issuance of new senior notes in October 2016 and March 2017, which increased interest expense by an aggregate of $38.8 million. Additionally, interest expense on term debt increased $19.0 million due to higher average borrowings and higher average interest rates due to increases in the LIBOR rate, and amortization of debt issuance costs increased $4.8 million.

Taxes. Income tax expense decreased $27.0 million, or 8%, to $292.4 million for the year ended December 31, 2017 from $319.4 million for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2017 decreased to 27.0% as compared to 38.2% for the year ended December 31, 2016. Our year-over-year effective tax rate decrease resulted primarily from the impact of the Tax Cuts and Jobs Act in December 2017, as the Company was required to write-down the value of our net U.S. deferred tax liability from 35% to 21% as a result of the change in the federal statutory tax rate. This benefit was partially offset by an increase in the valuation allowance for foreign tax credit carryforwards which are now no longer more likely than not to be utilized as a result of the tax reform legislation. Our 2016 effective tax rate was impacted by the mix of earnings between U.S. and foreign jurisdictions, particularly the decrease in lower taxed Canadian earnings related to the change in estimate of our breakage rate in December 2016.

Year ended December 31, 2016 compared to the year ended December 31, 2015

Revenue.  Total revenue increased $698.4 million, or 11%, to $7.1 billion for the year ended December 31, 2016 from $6.4 billion for the year ended December 31, 2015. The net increase was due to the following:

•

Services.  Revenue decreased $35.3 million, or 1%, to $2.5 billion for the year ended December 31, 2016 primarily due to a reduction in other servicing fees charged to our credit cardholders, which decreased $54.5 million due to changes in program fee structures, as well as a $21.8 million reduction in merchant fees, which are transaction fees charged to the retailer, due to increased royalty payments associated with new clients. These decreases were offset in part by increases in services provided to our Epsilon clients, driven by growth in our digital CRM offerings, and an $8.8 million increase in AIR MILES reward miles issuance fees, for which we provide marketing and administrative services.

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

Provision for loan loss.  Provision for loan loss increased $272.3 million, or 41%, to $940.5 million for the year ended December 31, 2016 as compared to $668.2 million for the year ended December 31, 2015. The increase in the provision for loan loss was driven by higher credit card and loan receivables as well as an increase in net charge-offs. The net charge-off rate was 5.1% for the year ended December 31, 2016 as compared to 4.5% for the year ended December 31, 2015.  Delinquency rates were 4.8% of principal credit card and loan receivables at December 31, 2016 as compared to 4.2% at December 31, 2015.

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
•

Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $38.7 million as a result of the €300.0 million senior notes due in 2023 issued in November 2015, which increased interest expense by $15.3 million, the $500.0 million senior notes due in 2021 issued in October 2016, which increased interest expense by $5.2 million, and higher average balances related to the credit facility resulting from the incremental term loan borrowings as well as higher average interest rates due to the increase in the LIBOR rate, which increased interest expense by $18.4 million.

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

We use adjusted EBITDA and adjusted EBITDA, net as an integral part of our internal reporting to measure the performance of our reportable segments and to evaluate the performance of our senior management, and we believe it provides useful information to our investors regarding our performance and overall results of operations. Adjusted EBITDA and adjusted EBITDA, net are each considered an important indicator of the operational strength of our businesses. Adjusted EBITDA and adjusted EBITDA, net eliminate the uneven effect across all business segments of considerable amounts of non-cash depreciation of tangible assets and amortization of intangible assets, including certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets, such as capital expenditures, investment spending and return on capital and therefore the effects are excluded from adjusted EBITDA and adjusted EBITDA, net. Adjusted EBITDA and adjusted EBITDA, net also eliminate the non-cash effect of stock compensation expense.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Net income	$788.7	$517.6	$605.4	$516.1	$496.2
Stock compensation expense	75.1	76.5	91.3	72.5	59.2
Provision for income taxes	292.4	319.4	326.2	321.8	297.2
Interest expense, net	564.4	428.5	330.2	260.5	305.5
Depreciation and other amortization	183.1	167.1	142.1	109.7	84.3
Amortization of purchased intangibles	314.5	345.0	350.1	203.4	131.8
Impact of expiry (1)	—	241.7	—	—	—
Regulatory settlement (2)	—	—	64.6	—	—
Earn-out obligation (3)	—	—	—	105.9	—
Business acquisition costs (4)	—	—	—	7.3	—
Adjusted EBITDA	$2,218.2	$2,095.8	$1,909.9	$1,597.2	$1,374.2
Less: Securitization funding costs	156.6	125.6	97.1	91.1	95.3
Less: Interest expense on deposits	125.1	84.7	53.6	37.5	29.1
Less: Adjusted EBITDA attributable to non-controlling interest	—	5.5	30.9	43.1	—
Adjusted EBITDA, net	$1,936.5	$1,880.0	$1,728.3	$1,425.5	$1,249.8

(1)	Represents the impact of the cancellation of the AIR MILES Reward Program’s five-year expiry policy on December 1, 2016.
(2)	Represents costs associated with the consent orders with the FDIC to provide restitution to eligible customers and $2.5 million in civil penalties.
(3)	Represents additional contingent consideration as a result of the earn-out obligation associated with the acquisition of our 60 percent ownership interest in BrandLoyalty in 2014.
(4)	Represents expenditures directly associated with the acquisition of Conversant in 2014.

Segment Revenue and Adjusted EBITDA, net

	Year Ended December 31,			% Change
				2017	2016
	2017	2016	2015	to 2016	to 2015
	(in millions, except percentages)
Revenue:
LoyaltyOne	$1,303.5	$1,337.9	$1,352.6	(3)%	(1)%
Epsilon	2,272.1	2,155.2	2,140.7	5	1
Card Services	4,170.6	3,675.0	2,974.4	13	24
Corporate/Other	0.6	0.3	0.3	nm *	nm *
Eliminations	(27.4)	(30.3)	(28.3)	nm *	nm *
Total	$7,719.4	$7,138.1	$6,439.7	8%	11%
Adjusted EBITDA, net (1):
LoyaltyOne	$256.7	$308.9	$270.6	(17)%	14%
Epsilon	475.7	480.2	508.4	(1)	(6)
Card Services	1,344.9	1,213.3	1,068.7	11	14
Corporate/Other	(140.8)	(122.4)	(119.4)	15	3
Total	$1,936.5	$1,880.0	$1,728.3	3%	9%

(1)	See “Use of Non-GAAP Financial Measures” above for a discussion of our use of adjusted EBITDA, net and a reconciliation to net income, the most directly comparable GAAP financial measure.

*not meaningful

Year ended December 31, 2017 compared to the year ended December 31, 2016

Revenue.  Total revenue increased $581.3 million, or 8%, to $7,719.4 million for the year ended December 31, 2017 from $7,138.1 million for the year ended December 31, 2016. The net increase was due to the following:

•

LoyaltyOne.  Revenue decreased $34.4 million, or 3%, to $1,303.5 million for the year ended December 31, 2017 as revenue from our short-term loyalty programs decreased $78.6 million as a result of softness due to the number and timing of campaigns in 2017 as compared to the prior year. This decrease was offset in part by a $44.2 million increase in revenue from our coalition loyalty program, as the prior year was negatively impacted $284.5 million due to our change in the breakage rate from 26% to 20% in December 2016 but offset by a 36% decrease in AIR MILES reward miles redeemed in 2017.

•

Epsilon.  Revenue increased $116.9 million, or 5%, to $2,272.1 million for the year ended December 31, 2017 driven by double-digit growth in the automotive, agency and digital CRM offerings from a combination of new clients and strength in existing client relationships.

•

Card Services.  Revenue increased $495.6 million, or 13%, to $4,170.6 million for the year ended December 31, 2017, driven by a $532.2 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending. Servicing fees decreased $36.6 million, as merchant fees declined $28.6 million due to increased royalty payments associated with higher volumes and new clients, and other servicing fees declined $8.0 million.

Adjusted EBITDA, net.  Adjusted EBITDA, net increased $56.5 million, or 3%, to $1,936.5 million for the year ended December 31, 2017 from $1,880.0 million for the year ended December 31, 2016. The net increase was due to the following:

•

LoyaltyOne.  Adjusted EBITDA, net decreased $52.2 million, or 17%, to $256.7 million for the year ended December 31, 2017 primarily due to underperformance of our short-term loyalty programs in the current year as well as a decline in our coalition loyalty program driven by a decrease in AIR MILES reward miles redeemed and our change in the breakage rate. In the prior year, adjusted EBITDA, net was reduced by $5.5 million of adjusted EBITDA attributable to the non-controlling interest. Effective April 1, 2016, we acquired the remaining 20% interest in BrandLoyalty to bring our ownership percentage to 100%.

•	Epsilon. Adjusted EBITDA, net decreased $4.5 million, or 1%, to $475.7 million for the year ended December 31, 2017 due to the restoration of incentive compensation expense in 2017.
•

Card Services.  Adjusted EBITDA, net increased $131.6 million, or 11%, to $1,344.9 million for the year ended December 31, 2017.  Adjusted EBITDA, net was positively impacted by an increase in finance charges, net, which was primarily offset in part by an increase in the provision for loan loss resulting from higher principal loss rates and an increase in credit card and loan receivables.

•

Corporate/Other.  Adjusted EBITDA, net decreased $18.4 million to a loss of $140.8 million for the year ended December 31, 2017, due to higher payroll and benefit costs, which included a $12.0 million increase in bonuses to our non-executive associates resulting from tax reform benefits, as well as an increase in charitable contributions and higher net foreign currency exchange losses recognized in the current year.

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

•

Epsilon.  Revenue increased $14.5 million, or 1%, to $2.2 billion for the year ended December 31, 2016 due to strength in digital CRM services as well as strength in our automotive platforms. This increase was offset in part by a decrease in our agency offerings, specifically in the telecommunications, consumer packaged goods and retail verticals.

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

•

Card Services.  Adjusted EBITDA, net increased $144.6 million, or 14%, to $1.2 billion for the year ended December 31, 2016.  Adjusted EBITDA, net was positively impacted by an increase in finance charges, net, but offset in part by both an increase in operating expenses due to increased volumes and an increase in the provision for loan loss resulting from an increase in both credit card and loan receivables and net charge-offs.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	December 31,	% of	December 31,	% of
	2017	Total	2016	Total
	(In millions, except percentages)
Receivables outstanding - principal	$17,705.1	100.0%	$15,754.0	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	301.5	1.7%	249.8	1.6%
61 to 90 days	191.3	1.1	169.3	1.1
91 or more days	409.6	2.3	337.8	2.1
Total	$902.4	5.1%	$756.9	4.8%

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

	Year Ended December 31,
	2017	2016	2015
	(In millions, except percentages)
Average credit card and loan receivables	$16,185.5	$14,085.8	$11,364.6
Net charge-offs of principal receivables	970.9	723.0	512.3
Net charge-offs as a percentage of average credit card and loan receivables	6.0%	5.1%	4.5%

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

Cash Flow Activity

Operating Activities.  We generated cash flow from operating activities of $2,609.6 million and $2,114.4 million for the years ended December 31, 2017 and 2016, respectively. The increase in operating cash flows of $495.2 million during the year ended December 31, 2017 was due to an increase in profitability and an increase in cash provided by working capital.

Investing Activities. Cash used in investing activities was $4,288.5 million and $4,063.0 million for the years ended December 31, 2017 and 2016, respectively. Significant components of investing activities are as follows:

•

Redemption settlement assets. Cash decreased $243.1 million for the year ended December 31, 2017 due to the increase in funding requirements resulting from the change in breakage rate estimate in December 2016. Cash increased $148.7 million for the year ended December 31, 2016 due to the increased redemptions in the second half of the year, which decreased the balance of the redemption settlement assets.

•

Credit card and loan receivables funding. Cash decreased $3,600.2 million and $3,505.4 million for the years ended December 31, 2017 and 2016, respectively, due to growth in our credit card and loan receivables in both years.

•	Purchase of credit card portfolios. During the year ended December 31, 2016, we paid $1,008.1 million to acquire five credit card portfolios.
•

Proceeds from sale of credit card and loan portfolios. During the year ended December 31, 2017, we received preliminary cash consideration of $797.7 million from the sale of two credit card and loan portfolios. During the year ended December 31, 2016, we received $486.0 million from the sale of three credit card portfolios.

•

Payments for acquired businesses, net of cash. During the year ended December 31, 2017, we acquired credit card receivables and the associated accounts and assumed a portion of an existing customer care operation, including a facility sublease agreement and approximately 250 employees, from Signet for cash consideration of approximately $945.6 million.

•

Capital expenditures. Cash paid for capital expenditures was $225.4 million and $207.0 million for the years ended December 31, 2017 and 2016, respectively. We anticipate capital expenditures to continue to be approximately 3% of annual revenue.

Financing Activities. Cash provided by financing activities was $4,004.9 million and $2,637.4 million for the years ended December 31, 2017 and 2016, respectively. Significant components of financing activities are as follows:

•

Debt. Cash increased $355.3 million in net borrowings for the year ended December 31, 2017, primarily due to the issuance of €400.0 million senior notes due in 2022 and additional term loan and revolving line of credit net borrowings, offset in part by the repayment of $400.0 million senior notes due in 2017.  Cash increased $600.9 million in net borrowings for the year ended December 31, 2016, primarily driven by the $500.0 million issuance of senior notes due in 2021 and €190.0 million in term loan borrowings under the 2016 BrandLoyalty Credit Agreement.

•

Non-recourse borrowings of consolidated securitization entities. Cash increased $1,852.2 million in net borrowings for the year ended December 31, 2017, due to $1.4 billion in net borrowings on conduit facilities and the issuance of $1.4 billion in asset-backed term notes, offset in part by the repayment of $950.0 million asset-backed term notes. Cash increased $474.4 million in net borrowings for the year ended December 31, 2016, due to the issuance of $1.4 billion in asset-backed term notes and $120.0 million in net borrowings on conduit facilities, offset in part by the repayment of $1.1 billion asset-backed term notes.

•

Deposits. Cash increased $2,543.2 million and $2,789.9 million for the years ended December 31, 2017 and 2016, respectively, due to net issuances of deposits to support the growth of credit card receivables.

•	BrandLoyalty non-controlling interest. For the year ended December 31, 2016, we paid $360.7 million to acquire the remaining 30% ownership interest in BrandLoyalty.
•

Dividends. For the year ended December 31, 2017, we paid an aggregate of $115.5 million for four quarterly dividends on our common stock. For the year ended December 31, 2016, we paid $30.0 million for one quarterly dividend.

•	Treasury shares. Cash paid for treasury shares was $553.7 million and $798.8 million for the years ended December 31, 2017 and 2016, respectively.

Debt

Long-term and Other Debt

In March 2017, we issued and sold €400.0 million aggregate principal amount of 4.500% senior notes due March 15, 2022. Interest is payable semiannually in arrears, on March 15 and September 15 of each year, beginning on September 15, 2017.

On June 14, 2017, we entered in a credit agreement with various agents and lenders, or the 2017 Credit Agreement. On June 16, 2017, we entered into a first amendment to the 2017 Credit Agreement to increase borrowings. The 2017 Credit Agreement replaced in its entirety our credit agreement dated July 10, 2013, or the 2013 Credit Agreement. The 2017 Credit Agreement includes an uncommitted accordion feature of up to $750.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions. These borrowings bear interest at the same rates as, and are generally subject to the same terms, as the 2013 Credit Agreement. The loans under the 2017 Credit Agreement are scheduled to mature on June 14, 2022. At December 31, 2017, the 2017 Credit Agreement, as amended, provided for a $3,052.6 million term loan, subject to certain repayments, and a $1,572.4 million revolving line of credit.

As of December 31, 2017, we had $475.0 million outstanding under our revolving line of credit and total availability of $1.1 billion. Our total leverage ratio, as defined in our credit agreement, was 2.7 to 1 at December 31, 2017, as compared to the maximum covenant ratio of 3.5 to 1.

As of December 31, 2017, we were in compliance with our debt covenants.

See Note 11, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our debt.

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities, including funding for our non-securitized credit card receivables, and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

Comenity Bank and Comenity Capital Bank offer demand deposit programs through contractual arrangements with various financial counterparties. As of December 31, 2017, Comenity Bank and Comenity Capital Bank had $3.4 billion in money market deposits outstanding with interest rates ranging from 1.26% to 2.37%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of at least $100,000 and $1,000, respectively, in various maturities ranging between January 2018 and December 2022 and with effective annual interest rates ranging from 1.00% to 2.80%. As of December 31, 2017, we had $7.5 billion of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Securitization Program

We sell a majority of the credit card receivables originated by Comenity Bank to WFN Credit Company, LLC, which in turn sells them to World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust, or Master Trust I,  and World Financial Network Credit Card Master Trust III, or Master Trust III, or collectively, the WFN Trusts, as part of our credit card securitization program, which has been in existence since January 1996. We also sell our credit card receivables originated by Comenity Capital Bank to World Financial Capital Credit Company, LLC, which in turn sells them to World Financial Capital Master Note Trust, or the WFC Trust. These securitization programs are a principal vehicle through which we finance Comenity Bank’s and Comenity Capital Bank’s credit card receivables. Historically, we have used both public and private term asset-backed securitization transactions as well as private conduit facilities as sources of funding for our securitized credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.

During the year ended December 31, 2017, Master Trust I issued $1.5 billion of asset-backed term notes with various maturities ranging between August 2019 and October 2020, of which $122.9 million were retained by us and eliminated from the consolidated balance sheets. Additionally, $1.3 billion of asset-backed term notes matured and were repaid, of which $300.5 million were retained by us and eliminated from the consolidated balance sheets.

As of December 31, 2017, the WFN Trusts and the WFC Trust had approximately $14.3 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts. We have secured and continue to secure the necessary commitments to fund our portfolio of securitized credit card receivables originated by Comenity Bank and Comenity Capital Bank. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all as they are dependent on the asset-backed securitization markets at the time.

We have access to committed undrawn capacity through three conduit facilities to support the funding of our credit card receivables through Master Trust I, Master Trust III and the WFC Trust. As of December 31, 2017, total capacity under the conduit facilities was $4.5 billion, of which $3.8 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from January 2019 to December 2019 with variable interest rates ranging from 2.55% to 2.57% as of December 31, 2017.

In April 2017, Master Trust III amended its 2009-VFC1 conduit facility, increasing the capacity from $900.0 million to $925.0 million and extending the maturity to April 2018. In October 2017, Master Trust III again amended its 2009-VFC1 conduit facility, increasing the capacity from $925.0 million to $1,680.0 million and extending the maturity to January 2019.

In November 2017, the WFC Trust amended its 2009-VFN conduit facility, increasing the capacity from $1,400.0 million to $1,975.0 million and extending the maturity to November 2019.

In December 2017, Master Trust I amended its 2009-VFN conduit facility, increasing the capacity from $560.0 million to $800.0 million and extending the maturity to December 2019.

The following table shows the maturities of borrowing commitments as of December 31, 2017 for the WFN Trusts and the WFC Trust by year:

	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Term notes	$1,341.0	$1,574.0	$1,467.2	$682.5	$—	$5,064.7
Conduit facilities (1)	—	4,455.0	—	—	—	4,455.0
Total (2)	$1,341.0	$6,029.0	$1,467.2	$682.5	$—	$9,519.7

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $2.8 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the consolidated financial statements.

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

On July 25, 2017, our Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2017 to acquire an additional $500.0 million of our outstanding common stock through July 31, 2018, for a total stock repurchase authorization of up to $1.0 billion.

During the year ended December 31, 2017, we repurchased approximately 2.3 million shares of our common stock for an aggregate amount of $553.7 million, including those amounts under the ASR Agreement. As of December 31, 2017, we had $446.3 million remaining under the stock repurchase program.

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

On October 19, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share on our common stock to stockholders of record at the close of business on November 14, 2017, resulting in a dividend payment of $28.7 million on December 19, 2017.

On January 25, 2018, our Board of Directors declared a quarterly cash dividend of $0.57 per share on our common stock, payable on March 20, 2018 to stockholders of record at the close of business on February 14, 2018.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Our future cash payments associated with our contractual obligations and commitments to make future payments by type and period as of December 31, 2017 are summarized below:

	2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Deposits (1)	$6,535.2	$1,965.7	1,255.9	$899.8	$609.5	$—	$11,266.1
Non-recourse borrowings of consolidated securitization entities (1)	1,532.7	5,445.9	1,502.9	688.8	—	—	9,170.3
Long-term and other debt (1)	389.7	391.5	1,010.5	861.7	4,164.4	376.5	7,194.3
Operating leases	96.9	91.5	85.1	69.6	60.4	332.6	736.1
Capital leases	4.3	3.5	1.0	0.3	—	—	9.1
Software licenses	8.5	3.7	1.5	0.5	—	—	14.2
ASC 740 obligations (2)	—	—	—	—	—	—	—
Purchase obligations (3)	439.2	84.2	68.5	60.6	8.7	1.1	662.3
Total	$9,006.5	$7,986.0	$3,925.4	$2,581.3	$4,843.0	$710.2	$29,052.4

(1)

The deposits, non-recourse borrowings of consolidated securitization entities and long-term and other debt represent our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2017, applied to the contractual repayment period.

(2)	ASC 740 obligations do not reflect unrecognized tax benefits of $247.5 million, of which the timing remains uncertain.
(3)

Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. Purchase obligations include sponsor commitments under our AIR MILES Reward Program, minimum payments under support and maintenance contracts and agreements to purchase other goods and services.

We believe that we will have access to sufficient resources to meet these commitments.

Inflation and Seasonality

Although we cannot precisely determine the impact of inflation on our operations, we do not believe that we have been significantly affected by inflation. For the most part, we have relied on operating efficiencies from scale, technology and expansion in lower cost jurisdictions in select circumstances, as well as decreases in technology and communication costs, to offset increased costs of employee compensation and other operating expenses. With respect to seasonality, our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping period in the third and fourth quarter and, to a lesser extent, during the first quarter as credit card and note receivable balances are paid down.

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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Under the regulations, a “well capitalized” institution must have a Common Equity Tier 1 capital ratio of at least 6.5%, a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Common Equity Tier 1 capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 8% and a leverage ratio of at least 4%. As of December 31, 2017, Comenity Bank’s Common Equity Tier 1 capital ratio was 13.5%, Tier 1 capital ratio was 13.5%, total capital ratio was 14.8% and leverage ratio was 12.3%, and Comenity Bank was not subject to a capital directive order. As of December 31, 2017, Comenity Capital Bank’s Common Equity Tier 1 capital ratio was 14.0%, Tier 1 capital ratio was 14.0%, total capital ratio was 15.3% and leverage ratio was 12.4%, and Comenity Capital Bank was not subject to a capital directive order. Comenity Bank and Comenity Capital Bank are considered well capitalized.

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

In August 2014, the SEC adopted a number of rules that will change the disclosure, reporting and offering process for publicly registered offerings of asset-backed securities, including those offered under our credit card securitization program. The adopted rules finalize rules that were originally proposed on April 7, 2010 and re-proposed on July 26, 2011. A number of rules proposed by the SEC in 2010 and 2011, such as requiring group-level data for the underlying assets in credit card securitizations, were not adopted in the final rulemaking but may be implemented by the SEC in the future with or without modifications. The SEC has also issued an advance notice of proposed rulemaking relating to the exemptions that our credit card securitization trusts rely on in our credit card securitization program to avoid registration as investment companies.

The FDIC, the SEC, the Federal Reserve and certain other federal regulators have adopted regulations that would mandate a minimum five percent risk retention requirement for securitizations that are issued on and after December 24, 2016, known as Regulation RR. Such risk retention requirements may limit our liquidity by restricting the amount of asset-backed securities we are able to issue or affecting the timing of future issuances of asset-backed securities; we intend to satisfy such risk retention requirements by maintaining a seller’s interest calculated in accordance with Regulation RR.

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

If we used different assumptions in estimating net charge-offs that could be incurred, the impact to the allowance for loan loss could have a material effect on our consolidated financial condition and results of operations. For example, a 100 basis point change in our estimate of incurred net loan losses could have resulted in a change of approximately $177 million in the allowance for loan loss at December 31, 2017, with a corresponding change in the provision for loan loss.

Revenue Recognition.

We recognize revenue when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the service has been performed or the product has been delivered.

We also enter into contracts that contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Estimates may be utilized in determining the fair value of each element using the selling price hierarchy, as applicable. Moreover, judgment is used to interpret the terms and determine when all the criteria of revenue recognition have been met in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition.

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

The fair value of each element was determined using the selling price hierarchy, which reflects management’s estimated selling price for that respective element. The objective of using the estimated selling price methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The best estimate of selling price for the redemption element and the service element are based on cost plus a reasonable margin. The estimated selling price of the brand element is determined using a relief from royalty approach. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods, including discounted cash flows and available market data in consideration of applicable margins and royalty rates to utilize. In addition, the number of AIR MILES reward miles issued and redeemed are factored into our estimates, as we estimate the selling prices and volumes over the term of the respective agreements in order to determine the allocation of consideration to each of the elements delivered. The redemption element incorporates the expected number of AIR MILES reward miles to be redeemed, and therefore, the amount of redemption revenue recognized is subject to our estimate of breakage, or those AIR MILES reward miles that we estimate will remain unredeemed by the collector base. Additionally, the estimated life of an AIR MILES reward mile impacts the timing of revenue recognition.

Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure.

With the cancellation of the Company’s five-year expiry policy, coupled with heightened redemptions in the third and fourth quarter of 2016, on December 1, 2016, we changed our estimate of breakage from 26% to 20%. As a result of this change in estimate, we increased the deferred redemption liability by $284.5 million with a corresponding reduction of redemption revenue in December 2016. Throughout 2017, the Company’s estimated breakage rate remained 20%.

Our cumulative redemption rate, which represents program to date redemptions divided by program to date issuance, is 69% as of December 31, 2017. We expect the ultimate redemption rate will approximate 80% based on our historical redemption patterns, statistical regression models, and consideration of enacted program changes, as applicable.

During 2017, we changed our estimated life of a mile from 42 months to 38 months, which had an impact to revenue of approximately $20 million. We estimate that a change to the estimated life of an AIR MILES reward mile of one month would impact revenue by approximately $5 million.

Any future changes in collector behavior could result in further changes in our estimates of breakage or life of an AIR MILES reward mile.

As of December 31, 2017, we had $966.9 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 13, “Deferred Revenue,” of the Notes to Consolidated Financial Statements.

Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers.” For additional information regarding the impact of the new revenue standard, see “Recently Issued Accounting Standards” under Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Goodwill.

We test goodwill for impairment annually, as of July 31, or when events and circumstances change that would indicate the carrying amount may not be recoverable. In evaluating goodwill for impairment, we must estimate the fair value of the reporting units to which the goodwill relates. As of December 31, 2017, we had goodwill of approximately $3.9 billion. The following table presents the December 31, 2017 goodwill by reporting unit as well as the percentage by which fair value of the reporting units exceeded carrying value as of the 2017 annual impairment test:

		Approximate
Reporting Unit	Goodwill	Excess Fair Value %
	(In millions, except percentages)
Card Services	$261.7	350 - 410%
LoyaltyOne excluding BrandLoyalty	198.1	250 - 270%
BrandLoyalty	533.0	40 - 60%
Epsilon excluding Conversant	1,237.0	20 - 30%
Conversant	1,650.3	10 - 20%
Total	$3,880.1

We estimated the fair value of the reporting units using both an income- and market-based approach. Our income-based approach utilizes a discounted cash flow analysis based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The valuation includes assumptions related to revenue growth and profit performance, capital expenditures, the discount rate and other assumptions that are judgmental in nature. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment. The market-based approach involves an analysis of market multiples of revenues and earnings to a group of comparable public companies and recent transactions, if any, involving comparable companies. While the guideline companies in the market-based valuation method have comparability to the reporting units, they may not fully reflect the market share, product portfolio and operations of the reporting units. In addition, we also consult independent valuation experts in applying these valuation techniques.

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

We do not currently believe there is a reasonable likelihood that there will be a material change in estimates or assumptions used to test goodwill and other intangible assets for impairment. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Income Taxes.

We account for uncertain tax positions in accordance with Accounting Standards Codification, or ASC, 740, “Income Taxes.” The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 18, “Income Taxes,” of the Notes to Consolidated Financial Statements for additional detail on our uncertain tax positions and further information regarding ASC 740, as well as the impact of the 2017 Tax Reform.

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

Interest Rate Risk. Interest rate risk affects us directly in our borrowing activities. Our interest expense, net was $564.4 million for 2017. To manage our risk from market interest rates, we actively monitor interest rates and other interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative instruments such as interest rate swaps and interest rate caps to mitigate our interest rate risk on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase or decrease in interest rates of 1%. In 2017, a 1% increase or decrease in interest rates would have resulted in a change to our interest expense of approximately $112 million. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

Credit Risk. We are exposed to credit risk relating to the credit card loans we make to our clients’ customers. Our credit risk relates to the risk that consumers using the private label or co-brand credit cards that we issue will not repay their revolving credit card loan balances. To minimize our risk of credit card loan charge-offs, we have developed automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new accountholders, establishing or adjusting their credit limits and applying our risk-based pricing. We also utilize a proprietary collection scoring algorithm to assess accounts for collections efforts if they become delinquent; after exhausting all in-house collection efforts, we may engage collection agencies and outside attorneys to continue those efforts.

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar and between the U.S. dollar and the Euro. For the year ended December 31, 2017, an additional 10% decrease in the strength of the Canadian dollar versus the U.S. dollar and the Euro versus the U.S. dollar would have resulted in an additional decrease in pre-tax income of approximately $15 million and $2 million, respectively. Conversely, a corresponding increase in the strength of the Canadian dollar or the Euro versus the U.S. dollar would result in a comparable increase to pre-tax income in these periods.

Item 8.Financial Statements and Supplementary Data.

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2017, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-3.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

On February 23, 2018, we provided notice to the holders of our $500.0 million aggregate principal amount of 6.375% senior notes due April 1, 2020 (the “Senior Notes due 2020”) that we intend to redeem such notes at par with accrued interest to April 2, 2018. The redemption notice is conditioned on our ability to borrow any funds necessary to complete the redemption of the Senior Notes due 2020 under our revolving line of credit pursuant to the 2017 Credit Agreement on the same date.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2018 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2017.

Item 11.Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2018 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2017.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2018 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2017.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2018 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2017.

Item 14.Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2018 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2017.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

a)	The following documents are filed as part of this report:

(1)	Financial Statements
(2)	Financial Statement Schedule
(3)	The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

+10.1	(a)	Alliance Data Systems Corporation Executive Deferred Compensation Plan, amended and restated effective January 1, 2018.	8-K	10.1	11/24/17

+10.2	(a)	Alliance Data Systems Corporation 2005 Long-Term Incentive Plan.	DEF 14A	A	4/29/05

+10.3	(a)	Amendment Number One to the Alliance Data Systems Corporation 2005 Long Term Incentive Plan, dated as of September 24, 2009.	10-Q	10.8	11/9/09

+10.4	(a)	Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	DEF 14A	A	4/20/10

+10.5	(a)	Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	DEF 14A	B	4/20/15

+10.6	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2016 grant).	8-K	10.2	2/17/16

+10.7	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	8-K	10.1	2/20/18

+10.8	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2017 grant EBT).	8-K	10.2	2/17/17

+10.9	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2017 grant rTSR).	8-K	10.3	2/17/17

+10.10	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2017 grant EPS).	8-K	10.4	2/17/17

+10.11	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2018 grant EBT).	8-K	10.2	2/20/18

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
+10.12	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2018 grant rTSR).	8-K	10.3	2/20/18

+10.13	(a)	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.	10-Q	10.10	8/8/08

+10.14	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	10-K	10.52	2/28/13

+10.15	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	10-Q	10.6	8/7/17

+10.16	(a)	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan.	8-K	10.1	6/9/06

+10.17	(a)	Form of Alliance Data Systems Associate Confidentiality Agreement.	10-K	10.18	2/27/17

+10.18	(a)	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors.	8-K	10.1	6/5/15

+10.19	(a)	Alliance Data Systems Corporation 2015 Employee Stock Purchase Plan, effective July 1, 2015.	DEF 14A	C	4/20/15

+10.20	(a)	LoyaltyOne, Inc. Registered Retirement Savings Plan, as amended.	10-Q	10.1	5/7/10

+10.21	(a)	LoyaltyOne, Inc. Deferred Profit Sharing Plan, as amended.	10-Q	10.2	5/7/10

+10.22	(a)	LoyaltyOne, Inc. Canadian Supplemental Executive Retirement Plan, effective as of January 1, 2009.	10-Q	10.3	5/7/10

+10.23	(a)	Change in Control Severance Protection Agreement, dated as of December 13, 2016, between Edward Heffernan and ADS Alliance Data Systems, Inc.	8-K	10.1	12/16/16

10.24	(a)	Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001 and further assigned to AM Royalties Limited Partnership, a wholly owned subsidiary of Diversified Royalty Corp., in connection with an asset purchase agreement dated August 25, 2017).	S-1	10.43	1/13/00

10.25	(a)	Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. as assigned by Air Miles International Trading B.V. to AM Royalties Limited Partnership, a wholly owned subsidiary of Diversified Royalty Corp., in connection with an asset purchase agreement dated August 25, 2017.	S-1	10.44	1/13/00

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.26	(b) (c)	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 as amended and restated as of September 17, 1999 and August 1, 2001, by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company.	8-K	4.6	8/31/01

10.27	(b) (c) (d)	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	8/4/04

10.28	(b) (c) (d)	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	4/5/05

10.29	(b) (d)	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	6/15/07

10.30	(b) (c) (d)	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	10/31/07

10.31	(b) (d)	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A.	8-K	4.1	5/29/08

10.32	(b) (d)	Seventh Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	6/30/10

10.33	(b) (d)	Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	8/12/10

10.34	(b) (c) (d)	Eighth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	11/14/11

10.35	(b) (c) (d)	Ninth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	12/2/16

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.36	(b) (c)	Collateral Series Supplement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.7	8/31/01

10.37	(b) (c)	First Amendment to Collateral Series Supplement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.3	11/20/02

10.38	(b) (c) (d)	Second Amendment to Collateral Series Supplement, dated as of July 6, 2016, among WFN Credit Company, LLC, Comenity Bank and MUFG Union Bank, N.A.	8-K	4.1	7/8/16

10.39	(b) (c)	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/31/01

10.40	(b) (c)	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	11/20/02

10.41	(b) (c) (d)	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	8/4/04

10.42	(b) (c) (d)	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	4/5/05

10.43	(b) (d)	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	6/15/07

10.44	(b) (c) (d)	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	10/31/07

10.45	(b) (d)	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.4	6/30/10

10.46	(b) (d)	Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/12/10

10.47	(b) (c) (d)	Eighth Amendment to Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.1	6/15/11

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.48	(b) (c) (d)	Ninth Amendment to Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	11/14/11

10.49	(b) (c) (d)	Tenth Amendment to the Transfer and Servicing Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.4	7/8/16

10.50	(b) (c)	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.8	8/31/01

10.51	(b) (d)	First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.3	6/30/10

10.52	(b) (d)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.2	8/12/10

10.53	(b) (c) (d)	Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	8-K	4.2	11/14/11

10.54	(b) (c) (d)	Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.2	7/8/16

10.55	(b) (c)	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.1	8/31/01

10.56	(b) (c)	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4	4/22/03

10.57	(b) (c)	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.2	8/28/03

10.58	(b) (d)	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.3	6/15/07

10.59	(b) (d)	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A.	8-K	4.2	5/29/08

10.60	(b) (d)	Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A..	8-K	4.1	6/30/10

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.61	(b) (c) (d)	Supplemental Indenture No. 5, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	2/22/13

10.62	(b) (c) (d)	Supplemental Indenture No. 6 to Master Indenture, dated as of July 6, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.3	7/8/16

10.63	(b) (c) (d)	Omnibus Amendment, dated as of July 10, 2017, among World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/11/17

10.64	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among World Financial Network Bank, World Financial Network Credit Card Master Note Trust, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.1	6/26/12

10.65	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among WFN Credit Company, LLC, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.2	6/26/12

10.66	(b) (c) (d)	Series 2012-A Indenture Supplement, dated as of April 12, 2012, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	4/16/12

10.67	(b) (c) (d)	Series 2012-C Indenture Supplement, dated as of July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	7/23/12

10.68	(b) (c) (d)	Series 2012-D Indenture Supplement, dated as of October 5, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	10/10/12

10.69	(b) (c) (d)	Series 2013-A Indenture Supplement, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	2/22/13

10.70	(b) (c) (d)	Series 2015-A Indenture Supplement, dated as of April 17, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	4/21/15

10.71	(b) (c) (d)	Series 2015-B Indenture Supplement, dated as of August 21, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	8/25/15

10.72	(b) (c) (d)	Series 2016-A Indenture Supplement, dated as of July 27, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/28/16

10.73	(b) (c) (d)	Series 2016-B Indenture Supplement, dated as of September 22, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	9/23/16

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.74	(b) (c) (d)	Series 2016-C Indenture Supplement, dated as of November 3, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	11/4/16

10.75	(b) (c) (d)	Series 2017-A Indenture Supplement, dated as of May 22, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	5/24/17

10.76	(b) (c) (d)	Series 2017-B Indenture Supplement, dated as of August 16, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	8/22/17

10.77	(b) (c) (d)	Series 2017-C Indenture Supplement, dated as of November 15, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	11/17/17

10.78	(b) (c)	Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association.	8-K	4.4	8/31/01

10.79	(b) (c)	Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.5	8/31/01

10.80	(b) (d)	First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.1	7/31/09

10.81	(b) (c) (d)	Second Amended and Restated Service Agreement, dated as of May 10, 2016, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	5/16/16

10.82	(b) (c) (d)	Amendment to Second Amended and Restated Service Agreement, dated April 10, 2017, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/13/17

10.83	(b) (c) (d)	Asset Representations Review Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and FTI Consulting, Inc.	8-K	10.1	7/8/16

10.84	(a)	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	10-Q	10.5	11/7/08

10.85	(a)	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.94	3/2/09

10.86	(a)	Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.127	2/28/11

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.87	(a)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.128	2/28/11

10.88	(a)	Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	10-Q	10.4	11/7/11

10.89	(a)	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.6	11/7/08

10.90	(a)	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.7	11/7/08

10.91	(a)	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.8	11/7/08

10.92	(a)	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.).	10-Q	10.9	11/7/08

10.93	(a)	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-Q	10.9	5/7/10

10.94	(a)	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A.	10-Q	10.3	11/7/11

10.95	(a)	Sixth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among WFN Credit Company, LLC, Comenity Bank, and Deutsche Bank Trust Company Americas.	10-K	10.94	2/27/17

*10.96	(a)

Seventh Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 1, 2017, among WFN Credit Company, LLC, Comenity Bank, and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).

10.97	(a)	Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-K	10.134	2/28/11

10.98	(a)	Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.3	11/7/08

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.99	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.11	8/9/10

10.100	(a)	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.4	11/7/08

10.101	(a)	Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.12	8/9/10

10.102	(a)	Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 28, 2017, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas.	10-Q	10.7	8/7/17

10.103	(a)	First Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of October 19, 2017, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.4	11/8/17

*10.104	(a)	Master Indenture, dated as of September 29, 2008, between World Financial Capital Master Note Trust and U.S. Bank National Association, together with Supplemental Indenture Nos. 1 - 3.

10.105	(a)	Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2016, between World Financial Capital Master Note Trust and Deutsche Bank Trust Company Americas.	10-K	10.102	2/27/17

10.106	(a)	First Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2017, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.5	11/8/17

10.107	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 28, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	10-K	10.129	2/27/15

10.108	(a)	First Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-Q	10.8	8/7/17

*10.109	(a)

Second Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 1, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.110	(a)	Amendment and Restatement Agreement, dated as of June 9, 2016, including Amended and Restated Facilities Agreement, by and among Brand Loyalty Group B.V. and certain subsidiaries parties thereto, as borrowers and guarantors, Deutsche Bank AG, Amsterdam Branch (as Arranger), ING Bank N.V. (as Arranger, Agent and Security Agent), Coöperatieve Rabobank U.A. (as Arranger) and NIBC Bank N.V. (as Arranger).	8-K	10.1	6/15/16

10.111	(a)	Amended and Restated Credit Agreement, dated as of June 14, 2017, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other agents and lenders.	8-K	10.1	6/19/17

10.112	(a)	First Amendment to Amended and Restated Credit Agreement and Incremental Amendment, dated as of June 16, 2017, by and among Alliance Data Systems Corporation, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	8-K	10.2	6/19/17

10.113	(a)	Indenture, dated March 29, 2012, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as Trustee (including the form of the Company’s 6.375% Senior Note due April 1, 2020).	8-K	4.1	4/2/12

10.114	(a)	Indenture, dated July 29, 2014, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as trustee (including the form of the Company’s 5.375% Senior Note due August 1, 2022).	8-K	4.1	7/30/14

10.115	(a)	Indenture, dated November 19, 2015, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantor, U.S. Bank National Association, as trustee, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as registrar and transfer agent (including the form of the Company's 5.25% Senior Note due November 15, 2023).	8-K	4.1	11/20/15

10.116	(a)	Indenture, dated October 27, 2016, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Regions Bank, as trustee (including the form of the Company’s 5.875% Senior Note due November 1, 2021).	8-K	4.1	10/28/16

10.117	(a)	Indenture, dated March 14, 2017, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors and U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as registrar and transfer agent (including the form of the Company's 4.500% Senior Note due March 15, 2022).	8-K	4.1	3/14/17

*12.1	(a)	Statement re Computation of Ratios

*21	(a)	Subsidiaries of the Registrant

*23.1	(a)	Consent of Deloitte & Touche LLP

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)

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

Item 16.        Form 10-K Summary.

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE DATA SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alliance Data Systems Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the index at Item 15 (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2018

We have served as the Company’s auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alliance Data Systems Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliance Data Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2018

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In millions, except per share amounts)
ASSETS
Cash and cash equivalents	$4,190.0	$1,859.2
Accounts receivable, net, less allowance for doubtful accounts ($6.7 and $4.5 at December 31, 2017 and December 31, 2016 respectively)	822.3	797.2
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	14,293.9	11,437.1
Other credit card and loan receivables	4,319.9	5,106.8
Total credit card and loan receivables	18,613.8	16,543.9
Allowance for loan loss	(1,119.3)	(948.0)
Credit card and loan receivables, net	17,494.5	15,595.9
Credit card and loan receivables held for sale	1,026.3	417.3
Inventories, net	234.1	271.3
Other current assets	348.9	324.0
Redemption settlement assets, restricted	589.5	324.4
Total current assets	24,705.6	19,589.3
Property and equipment, net	613.9	586.0
Deferred tax asset, net	28.1	20.1
Intangible assets, net	800.6	1,003.3
Goodwill	3,880.1	3,800.7
Other non-current assets	656.5	514.7
Total assets	$30,684.8	$25,514.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$651.2	$568.3
Accrued expenses	442.8	346.8
Current portion of deposits	6,366.2	4,673.0
Current portion of non-recourse borrowings of consolidated securitization entities	1,339.9	1,639.0
Current portion of long-term and other debt	131.3	814.5
Other current liabilities	368.7	399.8
Deferred revenue	846.6	788.1
Total current liabilities	10,146.7	9,229.5
Deferred revenue	120.3	143.4
Deferred tax liability, net	211.2	334.8
Deposits	4,564.7	3,718.9
Non-recourse borrowings of consolidated securitization entities	7,467.4	5,316.4
Long-term and other debt	5,948.3	4,786.9
Other liabilities	370.9	326.0
Total liabilities	28,829.5	23,855.9
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 112.8 shares and 112.5 shares at December 31, 2017 and December 31, 2016, respectively	1.1	1.1
Additional paid-in capital	3,099.8	3,046.1
Treasury stock, at cost, 57.4 shares and 55.1 shares at December 31, 2017 and December 31, 2016, respectively	(5,272.5)	(4,733.1)
Retained earnings	4,167.1	3,494.8
Accumulated other comprehensive loss	(140.2)	(150.7)
Total stockholders’ equity	1,855.3	1,658.2
Total liabilities and stockholders' equity	$30,684.8	$25,514.1

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
	(In millions, except per share amounts)
Revenues
Services	$2,612.2	$2,504.8	$2,540.1
Redemption	935.3	993.6	1,028.4
Finance charges, net	4,171.9	3,639.7	2,871.2
Total revenue	7,719.4	7,138.1	6,439.7
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	4,269.9	4,276.8	3,814.4
Provision for loan loss	1,140.1	940.5	668.2
General and administrative	166.3	143.2	138.5
Regulatory settlement	—	—	64.6
Depreciation and other amortization	183.1	167.1	142.1
Amortization of purchased intangibles	314.5	345.0	350.1
Total operating expenses	6,073.9	5,872.6	5,177.9
Operating income	1,645.5	1,265.5	1,261.8
Interest expense
Securitization funding costs	156.6	125.6	97.1
Interest expense on deposits	125.1	84.7	53.6
Interest expense on long-term and other debt, net	282.7	218.2	179.5
Total interest expense, net	564.4	428.5	330.2
Income before income taxes	1,081.1	837.0	931.6
Provision for income taxes	292.4	319.4	326.2
Net income	$788.7	$517.6	$605.4
Less: Net income attributable to non-controlling interest	—	1.8	8.9
Net income attributable to common stockholders	$788.7	$515.8	$596.5

Net income attributable to common stockholders per share:
Basic (Note 2)	$14.17	$7.37	$8.91
Diluted (Note 2)	$14.10	$7.34	$8.85

Weighted average shares:
Basic (Note 2)	55.7	58.6	61.9
Diluted (Note 2)	55.9	58.9	62.3

Dividends declared per share:	$2.08	$0.52	$—

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Net income	$788.7	$517.6	$605.4

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	(7.3)	(1.7)	(2.9)
Tax benefit (expense)	0.2	0.2	0.1
Unrealized gain (loss) on securities available-for-sale, net of tax	(7.1)	(1.5)	(2.8)

Unrealized gain (loss) on cash flow hedges	(0.7)	(1.3)	(1.4)
Tax benefit (expense)	0.2	0.4	0.4
Unrealized gain (loss) on cash flow hedges, net of tax	(0.5)	(0.9)	(1.0)

Unrealized gain (loss) on net investment hedges	(72.3)	10.3	(3.8)
Tax benefit (expense)	26.2	(2.4)	—
Unrealized gain (loss) on net investment hedges, net of tax	(46.1)	7.9	(3.8)

Foreign currency translation adjustments	64.2	(18.9)	(54.2)

Other comprehensive income (loss), net of tax	10.5	(13.4)	(61.8)

Total comprehensive income, net of tax	$799.2	$504.2	$543.6
Less: Comprehensive income attributable to non-controlling interest	—	1.2	9.6
Comprehensive income attributable to common stockholders	$799.2	$503.0	$534.0

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(In millions)
January 1, 2015	111.7	$1.1	$2,905.6	$(2,975.8)	$2,541.0	$(75.5)	$2,396.4
Net income attributable to common stockholders	—	—	—	—	596.5	—	596.5
Accretion of non-controlling interest	—	—	—	—	(45.0)	—	(45.0)
Other comprehensive loss	—	—	—	—	—	(61.8)	(61.8)
Stock-based compensation	—	—	91.3	—	—	—	91.3
Repurchases of common stock	—	—	—	(951.6)	—	—	(951.6)
Other	0.4	—	(15.8)	—	—	—	(15.8)
December 31, 2015	112.1	$1.1	$2,981.1	$(3,927.4)	$3,092.5	$(137.3)	$2,010.0
Net income attributable to common stockholders	—	—	—	—	515.8	—	515.8
Accretion of non-controlling interest	—	—	—	—	(83.5)	—	(83.5)
Other comprehensive loss	—	—	—	—	—	(13.4)	(13.4)
Stock-based compensation	—	—	76.5	—	—	—	76.5
Repurchases of common stock	—	—	—	(805.7)	—	—	(805.7)
Dividends on shares issued and outstanding	—	—	—	—	(30.0)	—	(30.0)
Other	0.4	—	(11.5)	—	—	—	(11.5)
December 31, 2016	112.5	$1.1	$3,046.1	$(4,733.1)	$3,494.8	$(150.7)	$1,658.2
Net income attributable to common stockholders	—	—	—	—	788.7	—	788.7
Other comprehensive income	—	—	—	—	—	10.5	10.5
Stock-based compensation	—	—	75.1	—	—	—	75.1
Repurchases of common stock	—	—	(14.3)	(539.4)	—	—	(553.7)
Dividends on shares issued and outstanding	—	—	—	—	(115.5)	—	(115.5)
Dividend equivalent rights	—	—	—	—	(0.9)	—	(0.9)
Other	0.3	—	(7.1)	—	—	—	(7.1)
December 31, 2017	112.8	$1.1	$3,099.8	$(5,272.5)	$4,167.1	$(140.2)	$1,855.3

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$788.7	$517.6	$605.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	497.6	512.1	492.2
Deferred income taxes	(113.8)	(30.8)	(121.3)
Provision for loan loss	1,140.1	940.5	668.2
Non-cash stock compensation	75.1	76.5	91.3
Amortization of deferred financing costs	44.0	34.7	31.5
Change in breakage rate estimate	—	284.5	—
Change in other operating assets and liabilities, net of acquisitions:
Change in deferred revenue	(27.0)	(222.7)	(6.3)
Change in accounts receivable	(10.3)	(95.6)	8.3
Change in accounts payable and accrued expenses	167.4	(9.6)	121.2
Change in other assets	(10.4)	(171.0)	(113.0)
Change in other liabilities	(24.9)	138.5	37.1
Change in contingent liability	—	—	(99.6)
Originations of credit card and loan receivables held for sale	(8,709.4)	(7,366.3)	(6,579.9)
Sales of credit card and loan receivables held for sale	8,651.9	7,362.8	6,567.1
Other	140.6	143.2	57.6
Net cash provided by operating activities	2,609.6	2,114.4	1,759.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(243.1)	148.7	(22.4)
Change in restricted cash	(8.6)	7.3	(2.1)
Change in credit card and loan receivables	(3,600.2)	(3,505.4)	(2,872.0)
Purchase of credit card portfolios	—	(1,008.1)	(243.2)
Proceeds from sale of credit card and loan portfolios	797.7	486.0	26.9
Payments for acquired businesses, net of cash	(945.6)	—	(45.4)
Capital expenditures	(225.4)	(207.0)	(191.7)
Purchases of other investments	(101.4)	(18.4)	(38.8)
Maturities/sales of other investments	42.5	39.2	11.8
Other	(4.4)	(5.3)	14.3
Net cash used in investing activities	(4,288.5)	(4,063.0)	(3,362.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	7,696.7	3,823.7	3,087.4
Repayments of borrowings	(7,341.4)	(3,222.8)	(2,228.3)
Non-recourse borrowings of consolidated securitization entities	5,172.5	4,404.4	4,675.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(3,320.3)	(3,930.0)	(3,373.8)
Net increase in deposits	2,543.2	2,789.9	848.8
Payment of acquisition-related contingent consideration	—	—	(205.9)
Acquisition of non-controlling interest	—	(360.7)	(87.4)
Payment of deferred financing costs	(65.7)	(33.9)	(29.5)
Proceeds from issuance of common stock	18.4	18.4	18.0
Dividends paid	(115.5)	(30.0)	—
Purchase of treasury shares	(553.7)	(798.8)	(951.6)
Other	(29.3)	(22.8)	(33.8)
Net cash provided by financing activities	4,004.9	2,637.4	1,718.9
Effect of exchange rate changes on cash and cash equivalents	4.8	2.4	(25.3)
Change in cash and cash equivalents	2,330.8	691.2	90.8
Cash and cash equivalents at beginning of year	1,859.2	1,168.0	1,077.2
Cash and cash equivalents at end of year	$4,190.0	$1,859.2	$1,168.0
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$551.4	$405.1	$311.4
Income taxes paid, net	$344.1	$466.6	$304.2

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

The Company operates in the following reportable segments: LoyaltyOne®, Epsilon®, and Card Services. LoyaltyOne provides coalition and short-term loyalty programs through the Canadian AIR MILES® Reward Program and BrandLoyalty Group B.V. (“BrandLoyalty”). Epsilon provides end-to-end, integrated direct marketing solutions that leverage transactional data to help clients more effectively acquire and build stronger relationships with their customers. Card Services encompasses credit card processing, billing and payment processing, customer care and collections services for private label retailers as well as private label and co-brand retail credit card and loan receivables financing, including securitization of certain credit card receivables that it underwrites from its private label and co-brand retail credit card programs.

Basis of Presentation—For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Specifically, beginning in the first quarter of 2017, the Company combined its transaction, marketing services and other revenue to the financial statement line item caption “Services,” as all of these items represent revenue from services. These reclassifications had no effect on previously reported total revenue or net income. Additionally, certain statement of cash flow reclassifications were made for the adoption of Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” and are disclosed in Note 2, “Summary of Significant Accounting Policies.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of ADSC and all subsidiaries in which the Company has a controlling financial interest. Controlling financial interest is determined by a majority ownership interest and the absence of substantive third party participating rights. All intercompany transactions have been eliminated.

In accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” and ASC 810, “Consolidation,” the Company is the primary beneficiary of World Financial Network Credit Card Master Trust (“Master Trust”), World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Master Note Trust (the “WFC Trust”). The Company is deemed to be the primary beneficiary for the WFN Trusts and the WFC Trust, as it is the servicer for each of the trusts and is a holder of the residual interest. The Company, through its involvement in the activities of these trusts, has the power to direct the activities that most significantly impact the economic performance of such trusts, and the obligation (or right) to absorb losses (or receive benefits) of the trusts that could potentially be significant. As such, the Company consolidates these trusts in its consolidated financial statements.

For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. In cases where the Company's equity investment is less than 20% and significant influence does not exist, such investments are carried at cost.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Credit Card and Loan Receivables—The Company sells a majority of the credit card receivables originated by Comenity Bank to WFN Credit Company, LLC, which in turn sells them to the WFN Trusts as part of a securitization program. The Company also sells certain of its credit card receivables originated by Comenity Capital Bank to World Financial Capital Credit Company, LLC which in turn sells them to the WFC Trust. The credit card receivables sold to each of the trusts are restricted for securitization investors. Credit card and loan receivables consist of credit card and loan receivables held for investment. All new originations of credit card and loan receivables are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future. Management makes judgments about the Company’s ability to fund these credit card and loan receivables through means other than securitization, such as money market deposits, certificates of deposit and other borrowings. In determining what constitutes the foreseeable future, management considers the short average life and homogenous nature of the Company’s credit card and loan receivables. In assessing whether these credit card and loan receivables continue to be held for investment, management also considers capital levels and scheduled maturities of funding instruments used. Management believes that the assertion regarding its intent and ability to hold credit card and loan receivables for the foreseeable future can be made with a high degree of certainty given the maturity distribution of the Company’s money market deposits, certificates of deposit and other funding instruments; the historic ability to replace maturing certificates of deposits and other borrowings with new deposits or borrowings; and historic credit card payment activity. Due to the homogenous nature of the Company’s credit card and loan receivables, amounts are classified as held for investment on an individual client portfolio basis.

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

Redemption Settlement Assets, Restricted—The cash and investments related to the redemption fund for the AIR MILES Reward Program are subject to a security interest which is held in trust for the benefit of funding redemptions by collectors. These assets are restricted to funding rewards for the collectors by certain of the Company’s sponsor contracts. The investments are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss as the investments are classified as available-for-sale.

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

Separable intangible assets that have finite useful lives are amortized over those useful lives. The Company also defers costs related to the acquisition or licensing of data for the Company’s proprietary databases that are used in providing data products and services to customers. These costs are amortized over the useful life of the data, which ranges from one to five years.

Derivative Instruments—The Company uses derivatives to manage its exposure to various financial risks. The Company does not enter into derivatives for trading or other speculative purposes. Certain derivatives used to manage the Company’s exposure to foreign currency exchange rate movements are not designated as hedges and do not qualify for hedge accounting.

Derivatives Designated as Hedging Instruments—The Company assesses both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction, including net investment hedges, have been highly effective in offsetting changes in the cash flows or remeasurement of the hedged items and whether the derivatives may be expected to remain highly effective in future periods.

The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer highly effective in offsetting changes in cash flow of the hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) it determines that designating the derivative as a hedging instrument is no longer appropriate.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Derivatives not Designated as Hedging Instruments—Certain foreign currency exchange forward contracts are not designated as hedges as they do not meet the specific hedge accounting requirements of ASC 815, “Derivatives and Hedging.” Changes in the fair value of the derivative instruments not designated as hedging instruments are recorded in the consolidated statements of income as they occur.

Revenue Recognition—The Company’s policy follows the guidance from ASC 605, “Revenue Recognition,” and ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company recognizes revenues when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the service has been performed or the product has been delivered. Reimbursements related to travel and out-of-pocket expenses are also included in revenues. Taxes assessed on revenue-producing transactions described above are presented on a net basis, and are excluded from revenues.

Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers.” For additional information regarding the impact of the new revenue standard, see "Recently Issued Accounting Standards” below.

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

The Company generates revenue from commission fees for transactions occurring on the Company’s affiliate marketing networks. Commission fee revenue is recognized on a net basis as the Company acts as an agent.

The Company earns transaction fees, which are principally based on the number of transactions processed and includes fee arrangements between either the Company and its clients, or the Company and its cardholders, which are recognized as such services are performed.

AIR MILES Reward Program—The AIR MILES Reward Program collects fees from its sponsors based on the number of AIR MILES reward miles issued and, in limited circumstances, the number of AIR MILES reward miles redeemed. Because management has determined that the earnings process is not complete at the time an AIR MILES reward mile is issued, the recognition of redemption and service revenue is deferred.

The fair value of each element is determined using the selling price hierarchy, which reflects management’s estimated selling price for that respective element. The Company determines its best estimate of selling price by considering multiple inputs and methods, including discounted cash flows, and the number of AIR MILES reward miles issued and expected to be redeemed. The Company estimates the selling prices and volumes over the term of the respective agreements in order to determine the allocation of proceeds to each of the multiple elements delivered.

Proceeds from the issuance of AIR MILES reward miles are allocated to three elements, the redemption element, the service element and the brand element, based on the relative selling price method.

Redemption revenue is recognized as the AIR MILES reward miles are redeemed; service revenue is recognized over the estimated life of an AIR MILES reward mile. The brand element is recognized as AIR MILES reward miles are

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

issued. Revenue associated with both the service and brand element is included in services revenue in the Company’s consolidated statements of income.

The amount of revenue recognized in a period is subject to the estimate of breakage and the estimated life of an AIR MILES reward mile. Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure. Throughout 2015, the Company’s estimated breakage rate was 26%. In December 2016, the Company changed its estimate of breakage from 26% to 20%. Throughout 2017, the Company’s estimated breakage rate was 20%. For additional information on the Company’s change in estimate with respect to the breakage rate, see Note 13, “Deferred Revenue.”

Throughout 2015 and 2016, the Company’s estimated life of an AIR MILES reward mile was 42 months. During 2017, the Company changed its estimated life of a mile from 42 months to 38 months.

Redemption –  short-term loyalty programs—Generally, for short-term loyalty programs, revenue is deferred until the consumer has redeemed the product from the retailer.

Finance charges, net—Finance charges, net represents revenue earned on customer accounts serviced by the Company, and is recognized in the period in which it is earned. The Company recognizes earned finance charges, interest income and fees on credit card and loan receivables in accordance with the contractual provisions of the credit arrangements. As discussed in Note 4, “Credit Card and Loan Receivables,” interest and fees continue to accrue on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged-off, typically at 180 days delinquent. Charge-offs for unpaid interest and fees as well as any adjustments to the allowance associated with unpaid interest and fees are recorded as a reduction to finance charges, net. Pursuant to ASC 310-20, “Receivables - Nonrefundable Fees and Other Costs,” direct loan origination costs on credit card and loan receivables are deferred and amortized on a straight-line basis over a one-year period and recorded as a reduction to finance charges, net. As of December 31, 2017 and 2016, the remaining unamortized deferred costs related to loan origination were $45.5 million and $47.0 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(In millions, except per share amounts)
Numerator:
Net income attributable to common stockholders	$788.7	$515.8	$596.5
Less: Accretion of redeemable non-controlling interest	—	83.5	45.0
Net income attributable to common stockholders after accretion of redeemable non-controlling interest	$788.7	$432.3	$551.5

Denominator:
Weighted average shares, basic	55.7	58.6	61.9
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	0.2	0.3	0.4
Denominator for diluted calculation	55.9	58.9	62.3

Net income attributable to common stockholders per share:
Basic	$14.17	$7.37	$8.91
Diluted	$14.10	$7.34	$8.85

For the years ended December 2016 and 2015, the Company adjusted the carrying amount of the redeemable non-controlling interest by $83.5 million and $45.0 million, respectively. Effective April 1, 2016, the Company acquired the remaining 20% interest in BrandLoyalty to bring its ownership percentage to 100%.

For the years ended December 31, 2017, 2016 and 2015, a de minimis amount of restricted stock units was excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

Currency Translation—The assets and liabilities of the Company’s subsidiaries outside the U.S. are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates, primarily from Canadian dollars and Euros. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive loss. The Company recognized $9.7 million in net foreign currency transaction losses for the year ended December 31, 2017. Additionally, the Company recognized $1.9 million and $6.3 million in net foreign currency transaction gains for the years ended December 31, 2016 and 2015, respectively.

Leases —Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement and includes executory costs.

Marketing and Advertising Costs—The Company participates in various marketing and advertising programs, including collaborative arrangements with certain clients. The cost of marketing and advertising programs is expensed in the period incurred. The Company has recognized marketing and advertising expenses, including on behalf of its clients, of $263.2 million, $277.0 million and $251.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies may adopt ASC 606 using a full retrospective or modified retrospective method. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and to permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company adopted the standard on January 1, 2018 using a modified retrospective method.

ASC 606 does not apply to financial instruments and other contractual rights or obligations (for example, interest income and late fees from credit card and loan receivables), and therefore, the Company’s finance charges, net were not affected by the adoption of the standard.

During 2017, the Company completed its evaluation of ASC 606, including the impact on its processes and controls, and differences in the timing and/or method of revenue recognition. As a result, the Company identified changes to and modified certain of its accounting policies and practices. Although there were no significant changes to the Company’s accounting systems or controls upon adoption of ASC 606, the Company modified certain of its existing controls to incorporate the revisions made to its accounting policies and practices. Based on the evaluation of ASC 606, the Company does not expect it to have a material impact on its results of operations or cash flows in the periods after adoption. Most revenue streams will be recorded consistently under both the current and new standard; however, the Company noted the following impacts:

Under ASC 605, “Revenue Recognition,” revenue associated with a new database build was deferred until client acceptance. Upon acceptance, it was then recognized over the term of the related agreement as the services are provided. Upon the adoption of ASC 606, because the Company’s performance does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed to date; revenue will be recognized over the period in which the database is completed. The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of the ASC 606 resulted in an increase in unbilled accounts receivable and accrued expenses, a reduction in deferred costs and deferred revenue and a net increase in retained earnings as follows:

	Balance at	Adjustments	Balance at
	December 31,	due to	January 1,
	2017	ASC 606	2018
Consolidated Balance Sheet		(In millions)

Accounts receivable, net	$822.3	$22.4	$844.7
Other current assets	348.9	(16.6)	332.3
Other non-current assets	656.5	(20.9)	635.6
Total Assets:	1,827.7	(15.1)	1,812.6

Accrued expenses	442.8	3.2	446.0
Other current liabilities	368.7	(14.3)	354.4
Other liabilities	370.9	(13.6)	357.3
Total Liabilities:	1,182.4	(24.7)	1,157.7

Retained earnings	4,167.1	9.6	4,176.7

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In addition, ASC 606 will impact the presentation of revenue within the Company’s coalition loyalty program. Upon the adoption of ASC 606, for the fulfillment of certain rewards where the AIR MILES Reward Program does not control the goods or services before they are transferred to the collector, revenue will be recorded on a net basis.

ASC 606 also requires expanded disclosure regarding the nature, timing, and uncertainty of revenue transactions. The Company has evaluated these disclosure requirements and incorporated the collection of relevant data into its reporting process. These disclosures will be reflected beginning in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires that equity investments be measured at fair value with changes in fair value recognized in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. Additionally, ASU 2016-01 requires entities that elect the fair value option for financial liabilities to recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Finally, entities must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-01 resulted in a cumulative-effect adjustment of $1.5 million that was reclassified from accumulated other comprehensive loss to retained earnings on the consolidated January 1, 2018 balance sheet.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statements of income. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is evaluating the impact that adoption of ASU 2016-02 will have on its consolidated financial statements and expects there will be an increase in assets and liabilities on its consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 will make eight targeted changes to how certain cash receipts and cash payments are presented and classified in the statements of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statements of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-18 will result in changes to the Company’s consolidated statements of cash flows such that restricted cash amounts will be included in the beginning-of-period and end-of-period cash and cash equivalents totals.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies certain aspects of share-based transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard as of January 1, 2017. The adoption of this standard did not have a material impact on the Company’s provision for income taxes or diluted earnings per share for the year ending December 31, 2017. The Company’s retrospective adoption of the presentation requirements for cash flows related to employee taxes paid for withheld shares resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $26.0 million and $54.0 million for the years ended December 31, 2016 and 2015, respectively. The Company prospectively adopted the presentation requirements for cash flows related to excess tax benefits, and prior period amounts were not adjusted. Further, the Company elected to continue to estimate forfeitures at each grant date.

3. ACQUISITIONS

2017 Acquisitions:

On October 20, 2017, the Company acquired credit card receivables and the associated accounts and assumed a portion of an existing customer care operation, including a facility sublease agreement and approximately 250 employees, from Signet Jewelers Limited (“Signet”) for cash consideration of approximately $945.6 million. This acquisition increases the Company’s presence in the jewelry vertical. The Company determined these acquired activities and assets constituted a business under ASC 805, “Business Combinations,” based on the nature of the inputs, processes and outputs acquired from the transaction. In addition, the parties entered into a long-term agreement under which the Company became the primary issuer of private-label credit cards and related marketing services for Signet. The Company obtained control of the assets and assumed the liabilities on October 20, 2017, and the results of operations have been included since the date of acquisition in the Company’s Card Services segment.

The Company engaged a third party specialist to assist it in the measurement of the fair value of the assets acquired. The fair value of the assets acquired exceeded the cost of the acquisition. Consequently, the Company reassessed the recognition and measurement of the identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. The excess value of the net assets acquired over the purchase price of $7.9 million has been recorded as a bargain purchase gain, which is included in cost of operations in the Company’s consolidated statements of income.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the fair values of the assets acquired and the liabilities assumed in the Signet acquisition as of October 20, 2017:

As of October 20, 2017
(In millions)
Credit card receivables	$906.3
Intangible assets	52.3
Total assets acquired	958.6

Other liabilities	0.2
Deferred tax liability	4.9
Total liabilities assumed	5.1

Net assets acquired	$953.5
Total consideration paid	945.6
Gain on business combination	$7.9

4. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	December 31,	December 31,
	2017	2016
	(In millions)
Principal receivables	$17,705.1	$15,754.0
Billed and accrued finance charges	887.0	708.6
Other	21.7	81.3
Total credit card and loan receivables	18,613.8	16,543.9
Less: Credit card receivables – restricted for securitization investors	14,293.9	11,437.1
Other credit card and loan receivables	$4,319.9	$5,106.8

Allowance for Loan Loss

The Company maintains an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card and loan receivables. The allowance for loan loss covers forecasted uncollectible principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for appropriateness.

The following table presents the Company’s allowance for loan loss for the years indicated:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Balance at beginning of year	$948.0	$741.6	$570.2
Provision for loan loss	1,140.1	940.5	668.2
Allowance associated with credit card and loan receivables transferred to held for sale	(27.9)	(31.1)	—
Change in estimate for uncollectible unpaid interest and fees	30.0	20.0	15.5
Recoveries	196.6	255.5	198.3
Principal charge-offs	(1,167.5)	(978.5)	(710.6)
Balance at end of year	$1,119.3	$948.0	$741.6

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the years ended December 31, 2017, 2016 and 2015, actual charge-offs for unpaid interest and fees were $653.2 million, $511.7 million and $374.3 million, respectively.

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

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	December 31,	% of	December 31,	% of
	2017	Total	2016	Total
	(In millions, except percentages)
Receivables outstanding - principal	$17,705.1	100.0%	$15,754.0	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	301.5	1.7%	249.8	1.6%
61 to 90 days	191.3	1.1	169.3	1.1
91 or more days	409.6	2.3	337.8	2.1
Total	$902.4	5.1%	$756.9	4.8%

The practice of re-aging an account may affect credit card loan delinquencies and charge-offs. A re-age of an account is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating a certain pre-defined amount of their account balance. With re-aging, the outstanding balance of a delinquent account is returned to a current status. For the years ended December 31, 2017, 2016 and 2015, the Company’s re-aged accounts represented 1.4%, 1.4% and 1.3%, respectively, of total credit card and loan receivables for each period and thus do not have a significant impact on the Company’s delinquencies or net charge-offs. The Company’s re-aging practices comply with regulatory guidelines.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company had $260.2 million and $216.5 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $56.1 million and $46.4 million, respectively, as of December 31, 2017 and 2016. These modified credit card receivables represented less than 2% of the Company’s total credit card receivables as of both December 31, 2017 and 2016. The average recorded investment in the impaired credit card receivables was $230.4 million and $192.3 million for the years ended December 31, 2017 and 2016, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $19.7 million, $18.9 million and $14.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Year Ended December 31, 2017			Year Ended December 31, 2016
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
	(Dollars in millions)			(Dollars in millions)
Troubled debt restructurings – credit card receivables	201,772	$261.1	$260.7	204,002	$246.0	$245.7

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	98,863	$120.0	102,598	$114.7

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of December 31, 2017 and 2016, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:

	December 31, 2017
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	7.4	27.3%	$4,110.0	23.2%
13-24 Months	4.5	16.4	3,011.3	17.0
25-36 Months	3.2	11.7	2,357.1	13.3
37-48 Months	2.4	8.8	1,837.0	10.4
49-60 Months	1.7	6.3	1,280.8	7.2
Over 60 Months	8.1	29.5	5,108.9	28.9
Total	27.3	100.0%	$17,705.1	100.0%

	December 31, 2016
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	7.3	28.5%	$3,896.9	24.8%
13-24 Months	4.1	15.8	2,618.2	16.6
25-36 Months	3.0	11.6	2,050.8	13.0
37-48 Months	2.0	8.0	1,436.8	9.1
49-60 Months	1.5	5.9	1,021.7	6.5
Over 60 Months	7.7	30.2	4,729.6	30.0
Total	25.6	100.0%	$15,754.0	100.0%

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company’s credit card and loan receivables by obligor credit quality as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
		Percentage of		Percentage of
	Total Principal	Principal	Total Principal	Principal
Probability of an Account Becoming 91 or More Days Past	Receivables	Receivables	Receivables	Receivables
Due or Becoming Charged-off (within the next 12 months)	Outstanding	Outstanding	Outstanding	Outstanding
	(In millions, except percentages)
No Score	$210.6	1.2%	$183.8	1.2%
27.1% and higher	1,330.5	7.5	1,168.0	7.4
17.1% - 27.0%	850.5	4.8	761.1	4.8
12.6% - 17.0%	1,137.7	6.4	820.9	5.2
3.7% - 12.5%	7,449.7	42.1	5,770.8	36.6
1.9% - 3.6%	3,286.9	18.6	3,444.9	21.9
Lower than 1.9%	3,439.2	19.4	3,604.5	22.9
Total	$17,705.1	100.0%	$15,754.0	100.0%

Transfer of Financial Assets

The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, “Transfers and Servicing.” Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $126.9 million and $67.6 million at December 31, 2017 and 2016, respectively, and are included in credit card and loan receivables held for sale in the Company’s consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company’s consolidated statements of cash flows.

Upon the client’s purchase of the originated loan receivables, the Company was obligated to purchase a participating interest in a pool of loan receivables that included the loan receivables originated by the Company. Such interest participated on a pro rata basis in the cash flows of the underlying pool of loan receivables, including principal repayments, finance charges, losses and recoveries. The Company assumed the risk of loss related to its participation interest in this pool.

During the years ended December 31, 2017 and 2016, the Company purchased $415.9 and $368.0 million of loan receivables under these agreements, respectively. In December 2017, the Company sold its participating interest loan receivables for approximately $353.6 million and recognized a de minimis gain on sale. The outstanding balance of these loan receivables was $282.6 million as of December 31, 2016 and was included in other credit card and loan receivables in the Company’s consolidated balance sheets.

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, and were $899.4 million and $349.7 million as of December 31, 2017 and December 31, 2016, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the year ended December 31, 2017, the Company transferred seven credit card portfolios and one loan portfolio totaling approximately $1.4 billion into credit card and loan receivables held for sale. The portfolios were transferred at the net carrying amount, inclusive of the related reserves for losses of $27.9 million, which approximates the lower of cost or fair value and which is the measurement basis until the sale of the portfolios. The Company received preliminary cash consideration of approximately $797.7 million from the sale of two credit card and loan portfolios, and the Company recognized total gains of $23.3 million for the year ended December 31, 2017.

During the year ended December 31, 2016, the Company transferred four credit card portfolios totaling approximately $748.1 million into credit card and loan receivables held for sale. The portfolios were transferred at the net carrying amount, inclusive of the related reserves for losses of $31.1 million, which approximates the lower of cost or fair value and which is the measurement basis until the sale of the portfolios. The Company received proceeds of approximately $486.0 million from the sale of three credit card portfolios, and the Company recognized total gains of $9.2 million for the year ended December 31, 2016.

Portfolio Acquisitions

During the year ended December 31, 2017, the Company acquired approximately $906.3 million of credit card receivables in connection with the Signet acquisition. For more information, see Note 3, “Acquisitions.”

During the year ended December 31, 2016, the Company acquired five credit card portfolios for cash consideration of approximately $1.0 billion, which consisted of approximately $913.2 million of credit card receivables, $102.3 million of intangible assets and a rewards liability of $7.4 million.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the WFN Trusts and the WFC Trust. The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015.

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

The Company is required to maintain minimum interests ranging from 4% to 10% of the securitized credit card receivables. This requirement is met through seller’s interest and is supplemented through excess funding deposits. Excess funding deposits represent cash amounts deposited with the trustee of the securitizations.

Cash collateral, restricted deposits are generally released proportionately as investors are repaid, although some cash collateral, restricted deposits are released only when investors have been paid in full. None of the cash collateral, restricted deposits were required to be used to cover losses on securitized credit card receivables in the years ended December 31, 2017, 2016 and 2015, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	December 31,	December 31,
	2017	2016
	(In millions)
Total credit card receivables – restricted for securitization investors	$14,293.9	$11,437.1
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$295.0	$236.5

	Years Ended December 31,
	2017	2016	2015

Net charge-offs of securitized principal	$741.1	$583.8	$407.4

5. INVENTORIES, NET

Inventories, net of $234.1 million and $271.3 million at December 31, 2017 and 2016, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs.

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

6. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	December 31, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Marketable securities	$207.3	$0.2	$(2.5)	$205.0	$124.5	$0.2	$(2.4)	$122.3
U.S. Treasury bonds	50.0	—	(0.1)	49.9	75.0	0.3	—	75.3
Total	$257.3	$0.2	$(2.6)	$254.9	$199.5	$0.5	$(2.4)	$197.6

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2017 and 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2017
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$104.5	$(0.9)	$67.3	$(1.6)	$171.8	$(2.5)
U.S. Treasury bonds	49.9	(0.1)	—	—	49.9	(0.1)
Total	$154.4	$(1.0)	$67.3	$(1.6)	$221.7	$(2.6)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	December 31, 2016
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$75.3	$(2.0)	$12.4	$(0.4)	$87.7	$(2.4)
Total	$75.3	$(2.0)	$12.4	$(0.4)	$87.7	$(2.4)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at December 31, 2017 by contractual maturity are as follows:

	Amortized
	Cost	Fair Value
	(In millions)
Due in one year or less	$39.3	$39.0
Due after one year through five years	27.8	27.8
Due after five years through ten years	—	—
Due after ten years	190.2	188.1
Total	$257.3	$254.9

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of December 31, 2017, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the years ended December 31, 2017, 2016 and 2015.

7. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	December 31, 2017				December 31, 2016
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Restricted cash	$74.3	$—	$—	$74.3	$58.1	$—	$—	$58.1
Mutual funds	27.3	—	(1.3)	26.0	25.7	—	(0.2)	25.5
Corporate bonds	495.0	—	(5.8)	489.2	241.0	0.4	(0.6)	240.8
Total	$596.6	$—	$(7.1)	$589.5	$324.8	$0.4	$(0.8)	$324.4

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2017 and 2016, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2017
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Mutual funds	$26.0	$(1.3)	$—	$—	$26.0	$(1.3)
Corporate bonds	328.0	(3.7)	161.2	(2.1)	489.2	(5.8)
Total	$354.0	$(5.0)	$161.2	$(2.1)	$515.2	$(7.1)

	December 31, 2016
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Mutual funds	$25.5	$(0.2)	$—	$—	$25.5	$(0.2)
Corporate bonds	111.2	(0.6)	—	—	111.2	(0.6)
Total	$136.7	$(0.8)	$—	$—	$136.7	$(0.8)

The amortized cost and estimated fair value of the securities at December 31, 2017 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In millions)
Due in one year or less	$119.3	$117.9
Due after one year through five years	403.0	397.3
Total	$522.3	$515.2

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of December 31, 2017, the Company does not consider the investments to be other-than-temporarily impaired.

For the year ended December 31, 2017, realized gains and losses from the sale of investment securities were de minimis. There were no realized gains or losses from the sale of investment securities for the years ended December 31, 2016 and 2015.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2017	2016
	(In millions)
Computer software and development	$823.0	$739.8
Furniture and equipment	387.3	342.5
Land, buildings and leasehold improvements	177.7	140.7
Capital leases	13.1	6.8
Construction in progress	76.5	74.6
Total	1,477.6	1,304.4
Accumulated depreciation	(863.7)	(718.4)
Property and equipment, net	$613.9	$586.0

Depreciation expense totaled $101.2 million, $97.7 million and $86.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, and includes purchased software and amortization of capital leases. Amortization expense on capitalized software totaled $115.5 million, $104.9 million and $94.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017 and 2016, the net amount of unamortized capitalized software costs included in the consolidated balance sheets was $229.5 million and $243.5 million, respectively.

9. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	December 31, 2017
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,143.5	$(625.5)	$518.0	3-12 years—straight line
Premium on purchased credit card portfolios	321.6	(147.8)	173.8	3-13 years—straight line
Customer database	63.6	(63.6)	—	3 years—straight line
Collector database	55.6	(53.5)	2.1	5 years—straight line
Publisher networks	140.2	(84.4)	55.8	5-7 years—straight line
Tradenames	77.3	(46.8)	30.5	8-15 years—straight line
Purchased data lists	11.3	(6.2)	5.1	1-5 years—straight line, accelerated
Favorable lease	6.0	(3.1)	2.9	6-10 years—straight line
	$1,819.1	$(1,030.9)	$788.2
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,831.5	$(1,030.9)	$800.6

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	December 31, 2016
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,108.6	$(451.8)	$656.8	3-12 years—straight line
Premium on purchased credit card portfolios	357.3	(172.3)	185.0	3-13 years—straight line
Customer databases	63.6	(43.7)	19.9	3 years—straight line
Collector database	52.1	(49.7)	2.4	30 years—15% declining balance
Publisher networks	140.2	(56.8)	83.4	5-7 years—straight line
Tradenames	83.5	(49.4)	34.1	3-15 years—straight line
Purchased data lists	11.6	(6.2)	5.4	1-5 years—straight line, accelerated
Favorable lease	6.9	(3.0)	3.9	3-10 years—straight line
	$1,823.8	$(832.9)	$990.9
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,836.2	$(832.9)	$1,003.3

As part of the Signet acquisition in October 2017, the Company acquired $52.3 million of intangible assets, consisting of $35.9 million of customer relationships being amortized over a life of 3.0 years and $16.4 million of marketing relationships being amortized over a life of 7.0 years. For more information on this acquisition, see Note 3, “Acquisitions.”

In June 2016, BrandLoyalty acquired a tradename for €8.0 million ($9.6 million on December 31, 2017), with an estimated life of 8.0 years. With the credit card portfolio acquisitions made during the year ended December 31, 2016, the Company acquired $102.3 million of intangible assets, consisting of $31.3 million of customer relationships being amortized over a weighted average life of 3.0 years and $71.0 million of marketing relationships being amortized over a weighted average life of 9.3 years. For more information on these portfolio acquisitions, see Note 4, “Credit Card and Loan Receivables.”

Amortization expense related to the intangible assets was approximately $280.9 million, $309.5 million and $311.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(In millions)
2018	$253.8
2019	206.2
2020	144.6
2021	79.4
2022	71.2
Thereafter	33.0

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016, respectively, are as follows:

	LoyaltyOne®	Epsilon®	Card Services	Corporate/ Other	Total
	(In millions)
Balance at January 1, 2016	$663.5	$2,888.9	$261.7	$—	$3,814.1
Effects of foreign currency translation	(10.2)	(3.2)	—	—	(13.4)
Balance at December 31, 2016	$653.3	$2,885.7	$261.7	$—	$3,800.7
Effects of foreign currency translation	77.8	1.6	—	—	79.4
Balance at December 31, 2017	$731.1	$2,887.3	$261.7	$—	$3,880.1

The Company completed annual impairment tests for goodwill on July 31, 2017, 2016 and 2015 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2018, unless events occur or circumstances indicate an impairment is probable.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2017	2016
	(In millions)
Accrued payroll and benefits	$247.2	$193.6
Accrued taxes	64.6	25.3
Accrued other liabilities	131.0	127.9
Accrued expenses	$442.8	$346.8

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. DEBT

Debt consists of the following:

	December 31,	December 31,
Description	2017	2016	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$475.0	$—	June 2022	(1)
2017 term loans	3,014.4	—	June 2022	(1)
2013 revolving line of credit	—	235.0	—	—
2013 term loans	—	2,837.3	—	—
BrandLoyalty credit agreement	198.0	254.3	June 2020	(2)
Senior notes due 2017	—	400.0	—	—
Senior notes due 2020	500.0	500.0	April 2020	6.375%
Senior notes due 2021	500.0	500.0	November 2021	5.875%
Senior notes due 2022	600.0	600.0	August 2022	5.375%
Senior notes due 2022 (€400.0 million)	479.9	—	March 2022	4.500%
Senior notes due 2023 (€300.0 million)	359.9	315.5	November 2023	5.250%
Capital lease obligations and other debt	8.8	6.0	Various – January 2019 – June 2021	2.24% to 3.72%
Total long-term and other debt	6,136.0	5,648.1
Less: Unamortized discount and debt issuance costs	56.4	46.7
Less: Current portion	131.3	814.5
Long-term portion	$5,948.3	$4,786.9

Deposits:
Certificates of deposit	$7,526.0	$5,937.9	Various – Jan 2018 – Dec 2022	1.00% to 2.80%
Money market deposits	3,429.4	2,474.3	On demand	(3)
Total deposits	10,955.4	8,412.2
Less: Unamortized discount and debt issuance costs	24.5	20.3
Less: Current portion	6,366.2	4,673.0
Long-term portion	$4,564.7	$3,718.9

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$4,704.7	$4,262.5	Various – Feb 2018 – June 2021	1.44% to 4.55%
Floating rate asset-backed term note securities	360.0	360.0	April 2018	(4)
Conduit asset-backed securities	3,755.0	2,345.0	Various – Jan 2019 – Dec 2019	(5)
Total non-recourse borrowings of consolidated securitization entities	8,819.7	6,967.5
Less: Unamortized discount and debt issuance costs	12.4	12.1
Less: Current portion	1,339.9	1,639.0
Long-term portion	$7,467.4	$5,316.4

(1)

The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At December 31, 2017, the weighted average interest rate was 3.63% and 3.57% for the revolving line of credit and term loans, respectively.

(2)

The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At December 31, 2017, the weighted average interest rate was 1.10% and 1.65% for the BrandLoyalty revolving line of credit and term loans, respectively.

(3)	The interest rates are based on the Federal Funds rate plus an applicable margin. At December 31, 2017, the interest rates ranged from 1.26% to 2.37%.
(4)	The interest rate is based upon LIBOR plus an applicable margin. At December 31, 2017, the interest rate was 1.96%.
(5)

The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At December 31, 2017, the interest rates ranged from 2.55% to 2.57%.

At December 31, 2017, the Company was in compliance with its financial covenants.

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

At December 31, 2017, the 2017 Credit Agreement, as amended, provided for a $3,052.6 million term loan (the “2017 Term Loan”), subject to certain principal repayments, and a $1,572.4 million revolving credit facility (the “2017 Credit Facility”) with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2017 Credit Agreement includes an uncommitted accordion feature of up to $750.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions.

Total availability under the 2017 Credit Facility at December 31, 2017 was $1,097.4 million.

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

BrandLoyalty Credit Agreement

BrandLoyalty and certain of its subsidiaries, as borrower and guarantors, are parties to a credit agreement that provides for an A-1 term loan facility of €90.0 million and an A-2 term loan facility of €100.0 million, subject to certain principal repayments, and a committed revolving line of credit of €62.5 million and an uncommitted revolving line of credit of €62.5 million, all of which mature in June 2020. The credit agreement provides for a reduction in commitment on each of the uncommitted and committed revolving lines of credit of €25.0 million in August 2018.

As of December 31, 2017, amounts outstanding under the revolving lines of credit and the term loans under the BrandLoyalty credit agreement were €20.0 million and €145.0 million ($24.0 million and $174.0 million), respectively. The entire amount outstanding under the revolving lines of credit was uncommitted.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Due 2017

In November 2012, the Company issued and sold $400.0 million aggregate principal amount of 5.250% senior notes due December 1, 2017 (the “Senior Notes due 2017”) at an issue price of 98.912% of the aggregate principal amount. The Senior Notes due 2017 accrue interest on the principal amount at the rate of 5.250% per annum from November 20, 2012, payable semiannually in arrears, on June 1 and December 1 of each year, beginning on June 1, 2013. The Company repaid the Senior Notes due 2017 at their scheduled maturity of December 1, 2017.

Due 2020

In March 2012, the Company issued and sold $500.0 million aggregate principal amount of 6.375% senior notes due April 1, 2020 (the “Senior Notes due 2020”). The Senior Notes due 2020 accrue interest on the principal amount at the rate of 6.375% per annum from March 29, 2012, payable semiannually in arrears, on April 1 and October 1 of each year, beginning on October 1, 2012. See “Part II, Item 9B. Other Information” regarding issuance of a notice to redeem the Senior Notes due 2020 at par on April 2, 2018.

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

In March 2017, the Company issued and sold €400.0 million aggregate principal amount of 4.500% senior notes due March 15, 2022 (the “Senior Notes due 2022 (€400.0 million)”). Interest is payable semiannually in arrears, on March 15 and September 15 of each year, beginning on September 15, 2017. The Senior Notes due 2022 (€400.0 million) were admitted for listing on the Official List of the Irish Stock Exchange and are trading on the Global Exchange Market. The amount outstanding under the Senior Notes due 2022 (€400.0 million) was €400.0 million ($479.9 million) as of December 31, 2017.

Due 2023

In November 2015, the Company issued and sold €300.0 million aggregate principal amount of 5.2500% senior notes due November 15, 2023 (the “Senior Notes due 2023”). The Senior Notes due 2023 accrue interest on the principal amount at the rate of 5.25% per annum from November 19, 2015, payable semiannually in arrears, on May 15 and November 15 of each year, beginning on May 15, 2016. The Senior Notes due 2023 were admitted for listing on the Official List of the Irish Stock Exchange and are trading on the Global Exchange Market. The amount outstanding under the Senior Notes due 2023 was €300.0 million ($359.9 million) as of December 31, 2017.

Deposits

Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of at least $100,000 and $1,000, respectively, in various maturities ranging between January 2018 and December 2022 and with effective annual interest rates ranging from 1.00% to 2.80%, with a weighted average interest rate of 1.86%, at December 31, 2017. At December 31, 2016, interest rates ranged from 0.60% to 2.80%, with a weighted average interest rate of 1.54%. Interest is paid monthly and at maturity.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Comenity Bank and Comenity Capital Bank offer demand deposit programs through contractual arrangements with various financial counterparties. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date. As of December 31, 2017, Comenity Bank and Comenity Capital Bank had $3.4 billion in money market deposits outstanding with annual interest rates ranging from 1.26% to 2.37%, with a weighted average interest rate of 1.82%. As of December 31, 2016, Comenity Bank and Comenity Capital Bank had $2.5 billion in money market deposits outstanding with annual interest rates ranging from 0.51% to 2.37%, with a weighted average interest rate of 1.05%.

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

Asset-Backed Term Notes

For the year ended December 31, 2017, the following asset-backed term notes were issued by Master Trust I:

•

May 2017 - Series 2017-A asset-backed term notes, which mature in May 2020. The offering consisted of $400.0 million of Class A notes with a fixed interest rate of 2.12% per year and $50.7 million of notes which were retained by the Company and eliminated from the Company’s consolidated balance sheets.

•

August 2017 - Series 2017-B asset-backed term notes, which mature in August 2019. The offering consisted of $400.0 million of Class A notes with a fixed interest rate of 1.98% per year and $44.7 million of notes which were retained by the Company and eliminated from the Company’s consolidated balance sheets.

•

November 2017 - Series 2017-C asset-backed term notes, which mature in October 2020. The offering consisted of $550.0 million of Class A notes with a fixed interest rate of 2.31% per year, $42.2 million of Class M notes with a fixed interest rate of 2.66% per year and $27.5 million of notes which were retained by the Company and eliminated from the Company’s consolidated balance sheets.

For the year ended December 31, 2017, the following asset-backed term notes matured and were repaid:

•	May 2017 - $389.6 million of Series 2015-C asset-backed term notes, $89.6 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.
•	July 2017 - $433.3 million of Series 2012-B asset-backed term notes, $108.3 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.
•	October 2017 - $427.6 million of Series 2014-C asset-backed term notes, $102.6 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust.

In April 2017, Master Trust III amended its 2009-VFC1 conduit facility, increasing the capacity from $900.0 million to $925.0 million and extending the maturity to April 2018. In October 2017, Master Trust III again amended its 2009-VFC1 conduit facility, increasing the capacity from $925.0 million to $1,680.0 million and extending the maturity to January 2019.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In November 2017, the WFC Trust amended its 2009-VFN conduit facility, increasing the capacity from $1,400.0 million to $1,975.0 million and extending the maturity to November 2019.

In December 2017, Master Trust I amended its 2009-VFN conduit facility, increasing the capacity from $560.0 million to $800.0 million and extending the maturity to December 2019.

As of December 31, 2017, total capacity under the conduit facilities was $4.5 billion, of which $3.8 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from January 2019 to December 2019 with variable interest rates ranging from 2.55% to 2.57% as of December 31, 2017.

Maturities

The future principal payments for the Company’s debt as of December 31, 2017 are as follows:

			Non-Recourse
			Borrowings of
	Long-Term		Consolidated
	and		Securitization
Year	Other Debt	Deposits	Entities
	(In millions)
2018	$131.4	$6,368.5	$1,341.0
2019	135.9	1,895.5	5,329.0
2020	782.6	1,211.9	1,467.2
2021	652.9	877.7	682.5
2022	4,073.3	601.8	—
Thereafter	359.9	—	—
Total maturities	6,136.0	10,955.4	8,819.7
Unamortized discount and debt issuance costs	(56.4)	(24.5)	(12.4)
	$6,079.6	$10,930.9	$8,807.3

12. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At December 31, 2017, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of December 31, 2017, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is 10 months.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables present the fair values of the derivative instruments included within the Company’s consolidated balance sheets as of December 31, 2017 and 2016:

	December 31, 2017
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$2.9	$0.1	Other current assets	August 2018 to October 2018
Foreign currency exchange hedges	$19.3	$0.3	Other current liabilities	January 2018 to October 2018

Not designated as hedging instruments:
Foreign currency exchange forward contracts	$168.0	$15.9	Other current assets	February 2018
Foreign currency exchange forward contract	$65.8	$3.5	Other current liabilities	March 2018

	December 31, 2016
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$34.4	$1.2	Other current assets	January 2017 to August 2017
Foreign currency exchange hedges	$27.6	$0.9	Other current liabilities	January 2017 to August 2017

Derivatives Designated as Hedging Instruments

For the year ended December 31, 2017, losses of $(0.5) million, net of tax, were recognized in other comprehensive income related to foreign currency exchange hedges designated as effective. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when the ineffectiveness occurs. For the year ended December 31, 2017, gains of $0.2 million, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations), and $0.1 million of ineffectiveness was recorded. At December 31, 2017, $0.1 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

For the year ended December 31, 2016, losses of $(0.9) million, net of tax, were recognized in other comprehensive income related to foreign currency exchange hedges designated as effective, losses of $(0.6) million, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations), and $0.1 million of ineffectiveness was recorded.

For the year ended December 31, 2015, losses of $(1.0) million, net of tax, were recognized in other comprehensive income related to foreign currency exchange hedges designated as effective, losses of $(0.2) million, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations), and $0.1 million of ineffectiveness was recorded.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Derivatives Not Designated as Hedging Instruments

The following table summarizes activity related to and identifies the location of the Company’s derivatives not designated as hedging instruments for the years ended December 31, 2017, 2016 and 2015 recognized in the Company’s consolidated statements of income:

		Years Ended December 31,
		2017	2016	2015
	Income Statement Location	Gain (Loss) on Derivative Instruments	Gain (Loss) on Derivative Instruments	Gain (Loss) on Derivative Instruments
		(In millions)
Interest rate derivatives	Interest expense on long-term and other debt, net	$—	$—	$0.2
Foreign currency exchange forward contracts	General and administrative	$12.5	$(0.1)	$(15.0)
Foreign currency exchange hedges	Cost of operations	$—	$—	$0.3

Net Investment Hedges

In November 2015, the Company designated its Euro-denominated Senior Notes due 2023 (€300.0 million) as a net investment hedge of its investment in BrandLoyalty, which has a functional currency of the Euro, in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar. Additionally, in March 2017, the Company designated €200.0 million of its Euro-denominated Senior Notes due 2022 (€400.0 million) as a net investment hedge of its investment in BrandLoyalty. The change in fair value of the net investment hedges due to remeasurement of the effective portion is recorded in other comprehensive income (loss). The ineffective portion of this hedging instrument impacts net income when the ineffectiveness occurs. For the years ended December 31, 2017, 2016 and 2015, losses of $(46.1) million, gains of $7.9 million and losses of $(3.8) million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedges.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of deferred revenue for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In millions)
Balance at December 31, 2015	$292.3	$552.6	$844.9
Cash proceeds	190.4	365.5	555.9
Revenue recognized	(194.0)	(585.2)	(779.2)
Change in breakage rate estimate	—	284.5	284.5
Other	—	(1.1)	(1.1)
Effects of foreign currency translation	9.0	17.5	26.5
Balance at December 31, 2016	$297.7	$633.8	$931.5
Cash proceeds	192.3	348.3	540.6
Revenue recognized	(225.3)	(343.6)	(568.9)
Other	—	1.3	1.3
Effects of foreign currency translation	19.1	43.3	62.4
Balance at December 31, 2017	$283.8	$683.1	$966.9
Amounts recognized in the consolidated balance sheets:
Current liabilities	$163.5	$683.1	$846.6
Non-current liabilities	$120.3	$—	$120.3

On December 1, 2016, with anticipated passage of the then-pending legislative changes in Ontario and the likelihood of changes in similar laws in some or all other Canadian provinces, LoyaltyOne cancelled its five-year expiry policy, which was implemented by the Company’s AIR MILES Reward Program on December 31, 2011 and expected to take effect on December 31, 2016. As a result of the cancellation of the expiry policy, coupled with increased redemption activity in the third and fourth quarter of 2016, the Company changed its estimate of breakage from 26% to 20%. As a result of this change in estimate, the Company increased the deferred redemption liability at December 1, 2016 by $284.5 million with a corresponding reduction of redemption revenue.

14. COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company’s benefit that expire at various dates. These letters of credit and other assurances totaled $135.1 million at December 31, 2017, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of the AIR MILES reward miles issued by those sponsors.

The Company currently has an obligation to provide AIR MILES Reward Program collectors with travel and other rewards upon the redemption of AIR MILES reward miles. The Company believes that the redemption settlement assets, including the letters of credit and other assurances mentioned above, are sufficient to meet that obligation.

The Company has entered into certain long-term arrangements with airlines and other suppliers in connection with reward redemptions under the AIR MILES Reward Program. These long-term arrangements allow the Company to retain preferred pricing subject to meeting agreed upon annual volume commitments for rewards purchased.

Leases

The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $128.7 million, $111.3 million and $105.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Future annual minimum rental payments required under noncancellable operating and capital leases, some of which contain renewal options, as of December 31, 2017, are:

	Operating	Capital
Year	Leases	Leases
	(In millions)
2018	$96.9	$4.3
2019	91.5	3.5
2020	85.1	1.0
2021	69.6	0.3
2022	60.4	—
Thereafter	332.6	—
Total	$736.1	9.1
Less: Amount representing interest		(0.3)
Total present value of minimum lease payments		$8.8

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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank (collectively, the “Banks”) to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets as well as adequate allowances for loan losses. Under the regulations, a “well capitalized” institution must have a Common Equity Tier 1 capital ratio of at least 6.5%, a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Common Equity Tier 1 capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 8% and a leverage ratio of at least 4%.

At December 31, 2017, the Common Equity Tier 1 capital ratio, Tier 1 capital ratio, total capital ratio and leverage ratio for Comenity Capital Bank were 14.0%, 14.0%, 15.3% and 12.4%, respectively. At December 31, 2017, the Common Equity Tier 1 capital ratio, Tier 1 capital ratio, total capital ratio and leverage ratio for Comenity Bank were 13.5%, 13.5%, 14.8% and 12.3%, respectively. Based on these guidelines, the Banks are considered well capitalized.

At December 31, 2016, the Common Equity Tier 1 capital ratio, Tier 1 capital ratio, total capital ratio and leverage ratio for Comenity Capital Bank were 13.1%, 13.1%, 14.4% and 13.8%, respectively. At December 31, 2016, the Common Equity Tier 1 capital ratio, Tier 1 capital ratio, total capital ratio and leverage ratio for Comenity Bank were 13.6%, 13.6%, 14.9% and 13.0%, respectively.

Cardholders

The Company’s Card Services segment is active in originating private label and co-brand credit cards in the United States. The Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the United States and are not significantly concentrated in any one area.

Holders of credit cards issued by the Company have available lines of credit, which vary by cardholder. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

subject to change or cancellation by the Company. At December 31, 2017, the Company had 86.5 million total accounts, including both active and inactive, having unused lines of credit averaging $2,121 per account.

Legal Proceedings

From time to time the Company is involved in various claims and lawsuits arising in the ordinary course of business that it believes will not have a material effect on its business, financial condition or cash flows, including claims and lawsuits alleging breaches of the Company’s contractual obligations.

15. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

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

In January 2016, the Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of the Company’s outstanding common stock from January 1, 2016 through December 31, 2016. In February 2016, the Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2016 to acquire an additional $500.0 million of the Company’s outstanding common stock through December 31, 2016, for a total authorization of $1.0 billion.

In January 2017, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of the Company’s outstanding common stock from January 1, 2017 through December 31, 2017. In July 2017, the Company's Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2017 to acquire an additional $500.0 million of the Company’s outstanding common stock through July 31, 2018, for a total stock repurchase authorization of up to $1.0 billion.

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

During the years ended December 31, 2017, 2016 and 2015, the Company repurchased approximately 2.3 million, 3.8 million and 3.4 million shares of its common stock, respectively, for an aggregate amount of $553.7 million, $805.7 million and $951.6 million, respectively. The 2017 repurchase amounts include those amounts under the ASR Agreement. At December 31, 2017, the Company had $446.3 million remaining under the stock repurchase program.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Beginning February 15, 2017, the restricted stock unit award agreements under the 2015 Plan provide for dividend equivalent rights (“DERs”), which entitle holders of restricted stock units to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested restricted stock units. DERs are paid only when the underlying shares vest.

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

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, is as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Cost of operations	$50.3	$56.0	$72.5
General and administrative	24.8	20.5	18.8
Total	$75.1	$76.5	$91.3

The income tax benefits related to stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 were $15.6 million, $22.7 million and $30.8 million, respectively.

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. In connection with the Company’s adoption of ASU 2016-09, the Company elected to continue to estimate forfeitures at each grant date, with forfeiture estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. The Company’s forfeiture rate was 5% for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, there was approximately $71.0 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Restricted Stock Unit Awards

During 2017, the Company awarded service-based, performance-based and market-based restricted stock units. In accordance with ASC 718, the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For service-based and performance-based awards, the fair value of the restricted stock units was estimated using the Company’s closing share price on the date of grant. Service-based restricted stock unit awards typically vest ratably over a three year period. Performance-based restricted stock unit awards typically vest ratably over a three year period if specified performance measures tied to the Company’s financial performance are met.

For the market-based award granted in 2017, the fair value of the restricted stock units was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation (0.52), expected volatility (31.0%) and risk-free rate (1.2%) over two-year time horizons matching the performance period. Upon determination of the market condition, the restrictions will lapse with respect to the entire award on February 15, 2019, provided that the participant is employed by the Company on such vesting date.

The following table summarizes restricted stock unit activity under the Company’s equity compensation plans:

					Weighted
	Market-	Performance-	Service-		Average
	Based	Based	Based	Total	Fair Value
Balance at January 1, 2015	—	518,067	401,267	919,334	$198.85
Shares granted	—	281,491	82,811	364,302	284.22
Shares vested	—	(315,330)	(178,691)	(494,021)	174.93
Shares forfeited	—	(37,862)	(29,849)	(67,711)	239.35
Balance at December 31, 2015	—	446,366	275,538	721,904	$238.37
Shares granted	—	277,036	175,456	452,492	195.97
Shares vested	—	(233,604)	(95,829)	(329,433)	230.21
Shares forfeited	—	(45,479)	(22,787)	(68,266)	246.28
Balance at December 31, 2016	—	444,319	332,378	776,697	$216.89
Shares granted	28,172	282,311	126,051	436,534	229.37
Shares vested	—	(188,929)	(96,723)	(285,652)	248.70
Shares forfeited (1)	—	(87,122)	(32,647)	(119,769)	211.69
Balance at December 31, 2017	28,172	450,579	329,059	807,810	$207.45
Outstanding and Expected to Vest				736,899	$227.27

(1)	Includes the cancellation of 50,215 performance-based shares granted in 2016 and accounted for as such under ASC 718.

The total fair value of restricted stock units vested was $71.0 million, $75.8 million and $86.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate intrinsic value of restricted stock units outstanding and expected to vest was $186.8 million at December 31, 2017. The weighted-average remaining contractual life for unvested restricted stock units was 1.4 years at December 31, 2017.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Options typically vest ratably over three years and expire ten years after the date of grant.

The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Balance at January 1, 2015	171,533	$44.05	165,745	$44.62
Options granted	—	—
Options exercised	(95,855)	39.89
Options forfeited	(2,318)	32.71
Balance at December 31, 2015	73,360	$49.84	73,053	$49.96
Options granted	—	—
Options exercised	(54,275)	54.21
Options forfeited	(219)	20.16
Balance at December 31, 2016	18,866	$37.60	18,864	$37.60
Options granted	—	—
Options exercised	(7,004)	60.85
Options forfeited	(3)	35.56
Balance at December 31, 2017	11,859	$23.87	11,859	$23.87
Vested and Expected to Vest	11,859	$23.87

Based on the market value on their respective exercise dates, the total intrinsic value of stock options exercised was approximately $1.2 million, $8.5 million and $24.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate intrinsic value of each of the outstanding and exerciseable stock options as of December 31, 2017 was approximately $2.7 million. The weighted average remaining contractual life of stock options vested and exercisable as of December 31, 2017 was approximately 3.0 years. The Company received cash proceeds of approximately $0.4 million from stock options exercised during the year ended December 31, 2017.

Dividends

The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
Year Ended December 31, 2017
First quarter	$0.52	$29.0
Second quarter	0.52	29.0
Third quarter	0.52	28.8
Fourth quarter	0.52	28.7
Total cash dividends declared and paid	$2.08	$115.5

Year Ended December 31, 2016
First quarter	$—	$—
Second quarter	—	—
Third quarter	—	—
Fourth quarter	0.52	30.0
Total cash dividends declared and paid	$0.52	$30.0

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On January 25, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.57 per share on the Company’s common stock, payable on March 20, 2018 to stockholders of record at the close of business on February 14, 2018.

16. EMPLOYEE BENEFIT PLANS

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

During the year ended December 31, 2017, the Company issued 82,636 shares of common stock under the 2015 ESPP at a weighted-average issue price of $217.43. Since its adoption on July 1, 2015, 232,101 shares of common stock have been issued, with 1,209,226 shares available for issuance under the 2015 ESPP.

2015 Omnibus Incentive Plan

The 2015 Omnibus Incentive Plan authorizes the compensation committee to grant cash-based and other equity-based or equity-related awards, including deferred stock units. The maximum cash amount that may be awarded to any single participant in any one calendar year may not exceed $7.5 million. See Note 15, “Stockholders’ Equity,” for more information about the 2015 Plan.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

adopts this 401(k) and Retirement Savings Plan. Employees of the Company, and all of its U.S. subsidiaries, are currently covered under the 401(k) and Retirement Savings Plan.

The Company matches an employee’s contribution dollar-for-dollar up to five percent of the employee’s eligible compensation. All company matching contributions are immediately vested. In addition to the company match, the Company made an additional annual discretionary contribution in 2015 based on the Company’s profitability. Company matching and discretionary contributions for the years ended December 31, 2017, 2016 and 2015 were $41.6 million, $38.0 million and $41.0 million, respectively.

The participants in the plan can direct their contributions and the Company’s matching contribution to numerous investment options, including the Company’s common stock. On July 20, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with its 401(k) and Retirement Savings Plan pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2017, 568,045 of such shares remain available for issuance.

Group Retirement Savings Plan and Deferred Profit Sharing Plan (LoyaltyOne)

The Company provides for its Canadian employees the Group Retirement Savings Plan of the Loyalty Group (“GRSP”), which is a group retirement savings plan registered with the Canada Revenue Agency. Contributions made by Canadian employees on their behalf or on behalf of their spouse to the GRSP, and income earned on these contributions, are not taxable to employees until withdrawn from the GRSP. Employee contributions eligible for company match may not exceed the overall maximum allowed by the Income Tax Act (Canada); the maximum tax-deductible GRSP contribution is set by the Canada Revenue Agency each year. The Deferred Profit Sharing Plan (“DPSP”) is a legal trust registered with the Canada Revenue Agency. Eligible full-time employees can participate in the GRSP after three months of employment and eligible part-time employees after six months of employment. Employees become eligible to receive company matching contributions into the DPSP on the first day of the calendar quarter following twelve months of employment. Based on the eligibility guidelines, the Company matches an employee’s contribution dollar-for-dollar up to five percent of the employee’s eligible compensation. Contributions made to the DPSP reduce an employee’s maximum contribution amounts to the GRSP under the Income Tax Act (Canada) for the following year. All company matching contributions into the DPSP vest after receipt of one continuous year of DPSP contributions. LoyaltyOne matching and discretionary contributions were $1.9 million, $1.8 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Executive Deferred Compensation Plan and the Canadian Supplemental Executive Retirement Plan

The Company also maintains an Executive Deferred Compensation Plan (“EDCP”). The EDCP permits a defined group of management and highly compensated employees to defer on a pre-tax basis a portion of their base salary and incentive compensation (as defined in the EDCP) payable for services rendered. Deferrals under the EDCP are unfunded and subject to the claims of the Company’s creditors. Each participant in the EDCP is 100% vested in their account, and account balances accrue interest at a rate established and adjusted periodically by the committee that administers the EDCP.

The Company provides a Canadian Supplemental Executive Retirement Plan for a defined group of management and highly compensated employees of LoyaltyOne, Co., one of the Company’s wholly-owned subsidiaries. Similar to the EDCP, participants may defer on a pre-tax basis a portion of their compensation and bonuses payable for services rendered and to receive certain employer contributions.

As of December 31, 2017 and 2016, the Company’s outstanding liability related to these plans and included in accrued expenses in the Company’s consolidated balance sheets was $55.3 million and $48.6 million, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

					Accumulated
	Net Unrealized	Net Unrealized	Net Unrealized	Foreign Currency	Other
	Gains (Losses) on	Gains (Losses) on	Gains (Losses) on	Translation	Comprehensive
	Securities	Cash Flow Hedges	Net Investment Hedges	Adjustments (1)	Loss
	(In millions)
Balance as of January 1, 2015	$2.7	$2.3	$—	$(80.5)	$(75.5)
Changes in other comprehensive income (loss)	(2.8)	(1.0)	(3.8)	(54.2)	(61.8)
Balance at December 31, 2015	$(0.1)	$1.3	$(3.8)	$(134.7)	$(137.3)
Changes in other comprehensive income (loss)	(1.5)	(0.9)	7.9	(18.9)	(13.4)
Balance at December 31, 2016	$(1.6)	$0.4	$4.1	$(153.6)	$(150.7)
Changes in other comprehensive income (loss)	(7.1)	(0.5)	(46.1)	64.2	10.5
Balance at December 31, 2017	$(8.7)	$(0.1)	$(42.0)	$(89.4)	$(140.2)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

Reclassifications from accumulated other comprehensive income (loss) into net income for each of the years ended December 31, 2017, 2016 and 2015 were not material.

18. INCOME TAXES

The Company files a consolidated federal income tax return. The components of income before income taxes and income tax expense are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Components of income before income taxes:
Domestic	$889.9	$864.1	$700.1
Foreign	191.2	(27.1)	231.5
Total	$1,081.1	$837.0	$931.6
Components of income tax expense:
Current
Federal	$316.7	$269.8	$322.2
State	30.3	42.2	53.2
Foreign	59.2	38.2	72.1
Total current	406.2	350.2	447.5
Deferred
Federal	(96.7)	2.2	(100.2)
State	1.0	2.4	(11.0)
Foreign	(18.1)	(35.4)	(10.1)
Total deferred	(113.8)	(30.8)	(121.3)
Total provision for income taxes	$292.4	$319.4	$326.2

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate of 35% for all periods to income before income taxes is as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Expected expense at statutory rate	$378.4	$292.9	$326.1
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	19.5	29.0	27.4
Foreign earnings at other than U.S. rates	(27.5)	(1.3)	(26.9)
Impact of Tax Reform	(64.9)	—	—
Non-deductible expenses (non-taxable income)	(5.8)	1.5	(0.7)
Other	(7.3)	(2.7)	0.3
Total	$292.4	$319.4	$326.2

For the year ended December 31, 2017, the Company’s income tax expense reflects the impact of H.R. 1, originally known as the Tax Cuts and Jobs Act of 2017. H.R. 1 (the “2017 Tax Reform”) was enacted on December 22, 2017, permanently reduced the corporate tax rate to 21% from 35%, effective January 1, 2018, and implemented a change from a system of worldwide taxation with deferral to a hybrid territorial system. These changes resulted in an income tax benefit to the Company of approximately $64.9 million primarily related to the revaluation of its domestic deferred tax liabilities, offset in part by the addition of a valuation allowance against its foreign tax credit carryforward.

The 2017 Tax Reform includes a provision designed to tax global intangible low-taxed income ("GILTI") starting in 2018. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to treat any potential GILTI inclusions as a period cost in the applicable tax year as the Company is not projecting any material impact from GILTI inclusions.

Deferred tax assets and liabilities consist of the following:

	December 31,
	2017	2016
	(In millions)
Deferred tax assets
Deferred revenue	$18.5	$17.5
Allowance for doubtful accounts	282.4	364.8
Net operating loss carryforwards and other carryforwards	97.0	100.6
Stock-based compensation and other employee benefits	23.2	37.3
Accrued expenses and other	84.5	72.1
Total deferred tax assets	505.6	592.3
Valuation allowance	(76.4)	(44.7)
Deferred tax assets, net of valuation allowance	429.2	547.6
Deferred tax liabilities
Deferred income	$364.3	$458.2
Depreciation	37.9	33.1
Intangible assets	210.1	371.0
Total deferred tax liabilities	612.3	862.3

Net deferred tax liability	$(183.1)	$(314.7)

Amounts recognized in the consolidated balance sheets:
Non-current assets	$28.1	$20.1
Non-current liabilities	(211.2)	(334.8)
Total – Net deferred tax liability	$(183.1)	$(314.7)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

At December 31, 2017, the Company has approximately $20.3 million of U.S. federal net operating loss carryovers (“NOLs”), approximately $6.1 million of capital losses, and approximately $40.2 million of foreign tax credits that expire at various times through the year 2034. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of such NOLs is subject to an annual limitation. At December 31, 2017, the Company has state income tax NOLs of approximately $458.1 million, approximately $6.1 million of capital losses, and state credits of approximately $9.9 million available to offset future state taxable income. The state NOLs, capital losses, and credits will expire at various times through the year 2036. The Company believes it is more likely than not that the foreign tax credit, capital losses and a portion of the state credits will expire before being utilized. Therefore, in accordance with ASC 740-10-30, “Income Taxes—Overall—Initial Measurement,” the Company has established a valuation allowance against the foreign tax credit, capital losses, and a portion of the state credits that the Company expects to expire prior to utilization. The Company has $101.5 million of foreign NOLs, $3.3 million of foreign capital losses, and $1.3 million of a foreign minimum alternative tax credit at December 31, 2017. The foreign NOLs and capital losses have an unlimited carryforward period and the foreign minimum alternative tax credit expires at various times through 2031. The Company does not believe it is more likely than not that the NOLs or capital losses will be utilized and has therefore established a full valuation allowance against them. The Company’s valuation allowance increased $31.7 million, $2.5 million and $29.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. The change in the valuation allowance during the year ended December 31, 2017 is primarily the result of recording a valuation allowance against the Company’s foreign tax credits as a result of the passage of the 2017 Tax Reform.

With the passage of the 2017 Tax Reform, all previously untaxed earnings and profits (“E&P”) are required to be taxed. The Company had an estimated $325.2 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized $78.2 million of income tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017. The transition tax was fully offset by foreign tax credits. The transition tax resulted in additional tax basis with respect to investments in certain foreign subsidiaries. U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in certain foreign subsidiaries that is permanently reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of these foreign subsidiaries in its operations outside the United States to support its international growth.

Should certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of carryovers and credits that can be utilized. The impact of such a limitation would likely not be significant.

As a result of the adoption of ASU 2016-09 in 2017, the net tax benefit or expense resulting from the vesting of restricted shares and other employee stock programs is now recorded as a component of income tax expense. Prior to the adoption of ASU 2016-09, the net tax (expense) benefit related to stock-based compensation recorded in additional paid-in capital was approximately $(1.7) million and $20.1 million for the years ended December 31, 2016 and 2015, respectively. The net tax benefit (expense) of the change in the carrying value of the Euro-denominated Senior Notes due 2022 and 2023 due to foreign exchange fluctuations that was recorded directly to other comprehensive income was approximately $26.2 million and $(2.4) million for the years ended December 31, 2017 and 2016, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2015	$137.6
Increases related to prior years’ tax positions	2.7
Decreases related to prior years’ tax positions	(7.2)
Increases related to current year tax positions	27.5
Settlements during the period	(0.7)
Lapses of applicable statutes of limitation	(3.3)
Balance at December 31, 2015	$156.6
Increases related to prior years’ tax positions	22.5
Decreases related to prior years’ tax positions	(12.1)
Increases related to current year tax positions	31.4
Settlements during the period	(3.1)
Lapses of applicable statutes of limitation	(3.3)
Balance at December 31, 2016	$192.0
Increases related to prior years’ tax positions	9.3
Decreases related to prior years’ tax positions	(15.7)
Increases related to current year tax positions	33.0
Settlements during the period	(6.7)
Lapses of applicable statutes of limitation	(3.6)
Balance at December 31, 2017	$208.3

Included in the balance at December 31, 2017 are tax positions reclassified from deferred income taxes. Deductibility or taxability is highly certain for these tax positions but there is uncertainty about the timing of such deductibility or taxability. As a result of the passage of the 2017 Tax Reform, any rate differential between the reserved tax position and the related deferred tax asset or liability, along with interest and penalties, could impact the annual effective tax rate.  This timing uncertainty could also accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $41.6 million, $39.4 million and $31.9 million at December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company recorded approximately $5.5 million, $8.1 million and $4.5 million, respectively, in potential interest and penalties with respect to unrecognized tax benefits.

At December 31, 2017, 2016 and 2015, the Company had unrecognized tax benefits of approximately $170.0 million, $121.4 million and $107.9 million, respectively that, if recognized, would impact the effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With some exceptions, the tax returns filed by the Company for years before 2012 are no longer subject to U.S. federal income tax examinations or state and local examinations. With some exceptions, the tax returns filed by the Company for years before 2013 are no longer subject to foreign income tax examinations.

19. FINANCIAL INSTRUMENTS

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Financial assets
Credit card and loan receivables, net	$17,494.5	$18,427.8	$15,595.9	$16,423.2
Credit card and loan receivables held for sale	1,026.3	1,067.6	417.3	428.7
Redemption settlement assets, restricted	589.5	589.5	324.4	324.4
Other investments	254.9	254.9	197.6	197.6
Derivative instruments	16.0	16.0	1.2	1.2
Financial liabilities
Derivative instruments	3.8	3.8	0.9	0.9
Deposits	10,930.9	10,937.1	8,391.9	8,432.2
Non-recourse borrowings of consolidated securitization entities	8,807.3	8,805.3	6,955.4	6,973.8
Long-term and other debt	6,079.6	6,186.4	5,601.4	5,641.0

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

Credit card and loan receivables held for sale — The fair value of credit card portfolios held for sale is based on significant unobservable inputs, including forecasted yields and net charge-off estimates. Loan receivables held for sale are recorded at the lower of cost or fair value, and their carrying amount approximates fair value due to the short duration of the holding period of the loan receivables prior to sale.

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and 2016:

		Fair Value Measurements at
		December 31, 2017 Using
	Balance at
	December 31,
	2017	Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$26.0	$26.0	$—	$—
Corporate bonds (1)	489.2	—	489.2	—
Marketable securities (2)	205.0	10.1	194.9	—
U.S. Treasury bonds (2)	49.9	49.9	—	—
Derivative instruments (3)	16.0	—	16.0	—
Total assets measured at fair value	$786.1	$86.0	$700.1	$—

Derivative instruments (3)	$3.8	$—	$3.8	$—
Total liabilities measured at fair value	$3.8	$—	$3.8	$—

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2017 and 2016.

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of December 31, 2017 and 2016:

	Fair Value Measurements at
	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$18,427.8	$—	$—	$18,427.8
Credit card and loan receivables held for sale	1,067.6	—	—	1,067.6
Total	$19,495.4	$—	$—	$19,495.4

Financial liabilities:
Deposits	$10,937.1	$—	$10,937.1	$—
Non-recourse borrowings of consolidated securitization entities	8,805.3	—	8,805.3	—
Long-term and other debt	6,186.4	—	6,186.4	—
Total	$25,928.8	$—	$25,928.8	$—

	Fair Value Measurements at
	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$16,423.2	$—	$—	$16,423.2
Credit card and loan receivables held for sale	428.7	—	—	428.7
Total	$16,851.9	$—	$—	$16,851.9

Financial liabilities:
Deposits	$8,432.2	$—	$8,432.2	$—
Non-recourse borrowings of consolidated securitization entities	6,973.8	—	6,973.8	—
Long-term and other debt	5,641.0	—	5,641.0	—
Total	$21,047.0	$—	$21,047.0	$—

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

20. PARENT-ONLY FINANCIAL STATEMENTS

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

Balance Sheets

	December 31,
	2017	2016
	(In millions)
Assets:
Cash and cash equivalents	$0.1	$0.1
Investment in subsidiaries	8,203.9	7,589.6
Intercompany receivables	—	51.2
Other assets	95.3	159.4
Total assets	$8,299.3	$7,800.3
Liabilities:
Current debt	$76.2	$745.9
Long-term debt	5,797.5	4,596.2
Intercompany liabilities	177.8	—
Other liabilities	392.5	800.0
Total liabilities	6,444.0	6,142.1
Stockholders’ equity	1,855.3	1,658.2
Total liabilities and stockholders’ equity	$8,299.3	$7,800.3

Statements of Income

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Interest from loans to subsidiaries	$13.8	$11.8	$10.0
Dividends from subsidiaries	360.6	438.4	209.2
Total revenue	374.4	450.2	219.2
Interest expense, net	278.9	214.9	177.2
Other expenses, net	12.9	(1.3)	15.8
Total expenses	291.8	213.6	193.0
Income before income taxes and equity in undistributed net income of subsidiaries	82.6	236.6	26.2
Benefit for income taxes	322.7	75.2	70.2
Income before equity in undistributed net income of subsidiaries	405.3	311.8	96.4
Equity in undistributed net income of subsidiaries	383.4	205.8	509.0
Net income	$788.7	$517.6	$605.4

Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Net income	$788.7	$517.6	$605.4
Other comprehensive (loss) income, net of tax	(46.1)	6.6	(3.8)
Total comprehensive income, net of tax	$742.6	$524.2	$601.6

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statements of Cash Flows

	Years Ended December 31,
	2017	2016 (1)	2015 (1)
	(In millions)
Net cash provided by operating activities	$72.3	$2.0	$185.7
Investing activities:
Loans to subsidiaries	—	(102.0)	—
Investment in subsidiaries	(164.0)	—	(205.8)
Dividends received	360.6	436.4	209.2
Net cash provided by investing activities	196.6	334.4	3.4
Financing activities:
Borrowings under debt agreements	7,673.6	3,571.5	2,971.0
Repayments of borrowings	(7,232.4)	(3,167.9)	(2,083.4)
Payment of deferred financing costs	(33.7)	(11.6)	(5.8)
Purchase of treasury shares	(553.7)	(798.8)	(951.6)
Dividends paid	(115.5)	(30.0)	—
Proceeds from issuance of common stock	18.4	18.4	18.0
Other	(25.6)	(21.9)	(33.8)
Net cash used in financing activities	(268.9)	(440.3)	(85.6)
Change in cash and cash equivalents	—	(103.9)	103.5
Cash and cash equivalents at beginning of year	0.1	104.0	0.5
Cash and cash equivalents at end of year	$0.1	$0.1	$104.0

(1)

Adjusted to reflect the retrospective adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The effect of the adoption of the standard was to increase cash flows from operating activities and reduce cash flows from financing activities by $26.0 million and $54.0 million for the years ended December 31, 2016 and 2015, respectively.

21. SEGMENT INFORMATION

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

				Corporate/
Year Ended December 31, 2017	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$1,303.5	$2,272.1	$4,170.6	$0.6	$(27.4)	$7,719.4

Income (loss) before income taxes	$161.6	$134.3	$1,235.7	$(450.5)	$—	$1,081.1
Interest expense, net	5.4	0.2	281.7	277.1	—	564.4
Operating income (loss)	167.0	134.5	1,517.4	(173.4)	—	1,645.5
Depreciation and amortization	81.7	309.7	98.4	7.8	—	497.6
Stock compensation expense	8.0	31.5	10.8	24.8	—	75.1
Adjusted EBITDA (1)	256.7	475.7	1,626.6	(140.8)	—	2,218.2
Less: Securitization funding costs	—	—	156.6	—	—	156.6
Less: Interest expense on deposits	—	—	125.1	—	—	125.1
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	—	—
Adjusted EBITDA, net (1)	$256.7	$475.7	$1,344.9	$(140.8)	$—	$1,936.5

Capital expenditures	$55.2	$107.2	$54.2	$8.8	$—	$225.4
Total assets	$2,215.5	$4,391.8	$23,974.1	$103.4	$—	$30,684.8

				Corporate/
Year Ended December 31, 2016	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$1,337.9	$2,155.2	$3,675.0	$0.3	$(30.3)	$7,138.1

Income (loss) before income taxes	$(27.3)	$123.2	$1,108.0	$(366.9)	$—	$837.0
Interest expense, net	3.3	—	210.3	214.9	—	428.5
Operating income (loss)	(24.0)	123.2	1,318.3	(152.0)	—	1,265.5
Depreciation and amortization	86.6	325.2	91.2	9.1	—	512.1
Stock compensation expense	10.1	31.8	14.1	20.5	—	76.5
Impact of expiry	241.7	—	—	—	—	241.7
Adjusted EBITDA (1)	314.4	480.2	1,423.6	(122.4)	—	2,095.8
Less: Securitization funding costs	—	—	125.6	—	—	125.6
Less: Interest expense on deposits	—	—	84.7	—	—	84.7
Less: Adjusted EBITDA attributable to non-controlling interest	5.5	—	—	—	—	5.5
Adjusted EBITDA, net (1)	$308.9	$480.2	$1,213.3	$(122.4)	$—	$1,880.0

Capital expenditures	$31.9	$119.8	$49.4	$5.9	$—	$207.0
Total assets	$1,901.7	$4,543.1	$18,949.7	$119.6	$—	$25,514.1

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

				Corporate/
Year Ended December 31, 2015	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$1,352.6	$2,140.7	$2,974.4	$0.3	$(28.3)	$6,439.7

Income (loss) before income taxes	$205.7	$134.9	$915.9	$(324.9)	$—	$931.6
Interest expense, net	2.5	—	150.7	177.0	—	330.2
Operating income (loss)	208.2	134.9	1,066.6	(147.9)	—	1,261.8
Depreciation and amortization	82.5	327.0	73.0	9.7	—	492.2
Stock compensation expense	10.8	46.5	15.2	18.8	—	91.3
Regulatory settlement	—	—	64.6	—		64.6
Adjusted EBITDA (1)	301.5	508.4	1,219.4	(119.4)	—	1,909.9
Less: Securitization funding costs	—	—	97.1	—	—	97.1
Less: Interest expense on deposits	—	—	53.6	—	—	53.6
Less: Adjusted EBITDA attributable to non-controlling interest	30.9	—	—	—	—	30.9
Adjusted EBITDA, net (1)	$270.6	$508.4	$1,068.7	$(119.4)	$—	$1,728.3

Capital expenditures	$35.7	$106.4	$35.7	$13.9	$—	$191.7
Total assets	$1,988.5	$4,737.7	$15,394.3	$229.4	$—	$22,349.9

(1)

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and amortization of purchased intangibles. In 2016, adjusted EBITDA excluded the impact of the cancellation of the AIR MILES Reward Program’s five-year expiry policy on December 1, 2016. In 2015, adjusted EBITDA excluded costs associated with the consent orders with the FDIC. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. Adjusted EBITDA and adjusted EBITDA, net are presented in accordance with ASC 280 as they are the primary performance metrics utilized to assess performance of the segments.

With respect to information concerning principal geographic areas, revenues are attributed to respective countries based on the location of the subsidiary, which generally correlates with the location of the customer. Information concerning principal geographic areas is as follows:

			Europe,
	United		Middle East
	States	Canada	and Africa	Asia Pacific	Other	Total
	(In millions)
Revenues
Year Ended December 31, 2017	$6,336.1	$742.8	$485.1	$140.4	$15.0	$7,719.4
Year Ended December 31, 2016	$5,730.3	$706.5	$537.4	$154.5	$9.4	$7,138.1
Year Ended December 31, 2015	$5,020.2	$761.2	$536.7	$113.7	$7.9	$6,439.7

Long Lived Assets
December 31, 2017	$4,910.5	$297.0	$750.2	$20.5	$1.0	$5,979.2
December 31, 2016	$4,953.0	$256.1	$701.8	$12.4	$1.5	$5,924.8

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 are presented below.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
	(In millions, except per share amounts)
Revenues	$1,879.0	$1,821.8	$1,912.4	$2,106.2
Operating expenses	1,526.6	1,470.4	1,433.5	1,643.4
Operating income	352.4	351.4	478.9	462.8
Interest expense, net	125.2	137.5	145.3	156.4
Income before income taxes	227.2	213.9	333.6	306.4
Provision for income taxes	80.8	76.2	100.4	35.0
Net income	146.4	137.7	233.2	271.4
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to common stockholders	$146.4	$137.7	$233.2	$271.4
Net income attributable to common stockholders per share:
Basic	$2.60	$2.48	$4.21	$4.91
Diluted	$2.58	$2.47	$4.20	$4.88

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(In millions, except per share amounts)
Revenues (1)	$1,676.1	$1,748.8	$1,885.6	$1,827.6
Operating expenses	1,331.8	1,428.2	1,464.6	1,648.0
Operating income	344.3	320.6	421.0	179.6
Interest expense, net	98.8	103.7	108.3	117.7
Income before income taxes	245.5	216.9	312.7	61.9
Provision for income taxes	86.6	76.2	105.2	51.4
Net income	158.9	140.7	207.5	10.5
Less: Net income attributable to non-controlling interest	1.8	—	—	—
Net income attributable to common stockholders	$157.1	$140.7	$207.5	$10.5
Net income attributable to common stockholders per share:
Basic	$2.36	$1.24	$3.56	$0.18
Diluted	$2.35	$1.24	$3.55	$0.18

(1)	Reflects a $284.5 million reduction in revenue associated with the change in breakage rate estimate for the AIR MILES Reward Program from 26% to 20% for the quarter ended December 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

DATE: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/S/ EDWARD J. HEFFERNAN	President, Chief Executive	February 27, 2018
Edward J. Heffernan	Officer and Director

/S/ CHARLES L. HORN	Executive Vice President and	February 27, 2018
Charles L. Horn	Chief Financial Officer

/S/ LAURA SANTILLAN	Senior Vice President and	February 27, 2018
Laura Santillan	Chief Accounting Officer

/S/ BRUCE K. ANDERSON	Director	February 27, 2018
Bruce K. Anderson

/S/ ROGER H. BALLOU	Director	February 27, 2018
Roger H. Ballou

/S/ KELLY J. BARLOW	Director	February 27, 2018
Kelly J. Barlow

/S/ D. KEITH COBB	Director	February 27, 2018
D. Keith Cobb

/S/ E. LINN DRAPER, JR., PH.D.	Director	February 27, 2018
E. Linn Draper, Jr., Ph.D.

/S/ KENNETH R. JENSEN	Director	February 27, 2018
Kenneth R. Jensen

/S/ ROBERT A. MINICUCCI	Chairman of the Board, Director	February 27, 2018
Robert A. Minicucci

/S/ TIMOTHY J. THERIAULT	Director	February 27, 2018
Timothy J. Theriault

/S/ LAURIE A. TUCKER	Director	February 27, 2018
Laurie A. Tucker

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to	Write-Offs	Balance at
	Beginning of	Costs and	Other	Net of	End of
Description	Year	Expenses	Accounts	Recoveries (1)	Year
	(In millions)
Allowance for Doubtful Accounts—Accounts receivable:
Year Ended December 31, 2017	$4.5	$7.7	$—	$(5.5)	$6.7
Year Ended December 31, 2016	$4.0	$2.4	$0.8	$(2.7)	$4.5
Year Ended December 31, 2015	$3.8	$2.5	$2.1	$(4.4)	$4.0

(1)	Accounts written off during the year, net of recoveries and foreign exchange impact.

S-II