Form 10-Q
period 2018-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2018-05-08
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 25, 2018, 55,399,753 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(In millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,549.5	$4,190.0
Accounts receivable, net, less allowance for doubtful accounts ($9.4 and $6.7 at March 31, 2018 and December 31, 2017 respectively)	699.4	822.3
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	13,578.8	14,293.9
Other credit card and loan receivables	4,240.3	4,319.9
Total credit card and loan receivables	17,819.1	18,613.8
Allowance for loan loss	(1,169.3)	(1,119.3)
Credit card and loan receivables, net	16,649.8	17,494.5
Credit card and loan receivables held for sale	950.3	1,026.3
Inventories, net	256.3	234.1
Other current assets	783.5	348.9
Redemption settlement assets, restricted	581.7	589.5
Total current assets	23,470.5	24,705.6
Property and equipment, net	614.1	613.9
Deferred tax asset, net	26.3	28.1
Intangible assets, net	739.8	800.6
Goodwill	3,890.6	3,880.1
Other non-current assets	651.6	656.5
Total assets	$29,392.9	$30,684.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$593.5	$651.2
Accrued expenses	303.1	442.8
Current portion of deposits	6,125.1	6,366.2
Current portion of non-recourse borrowings of consolidated securitization entities	2,732.5	1,339.9
Current portion of long-term and other debt	116.1	131.3
Other current liabilities	310.8	368.7
Deferred revenue	804.4	846.6
Total current liabilities	10,985.5	10,146.7
Deferred revenue	113.6	120.3
Deferred tax liability, net	189.8	211.2
Deposits	4,359.9	4,564.7
Non-recourse borrowings of consolidated securitization entities	5,389.0	7,467.4
Long-term and other debt	5,973.1	5,948.3
Other liabilities	380.6	370.9
Total liabilities	27,391.5	28,829.5
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 112.9 shares and 112.8 shares at March 31, 2018 and December 31, 2017, respectively	1.1	1.1
Additional paid-in capital	3,101.7	3,099.8
Treasury stock, at cost, 57.4 shares and 57.4 shares at March 31, 2018 and December 31, 2017, respectively	(5,272.5)	(5,272.5)
Retained earnings	4,307.6	4,167.1
Accumulated other comprehensive loss	(136.5)	(140.2)
Total stockholders’ equity	2,001.4	1,855.3
Total liabilities and stockholders' equity	$29,392.9	$30,684.8

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2018	2017
	(In millions, except per share amounts)
Revenues
Services	$595.1	$611.6
Redemption	131.9	250.9
Finance charges, net	1,157.2	1,016.5
Total revenue	1,884.2	1,879.0
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,013.9	1,042.1
Provision for loan loss	337.7	315.1
General and administrative	33.1	44.6
Depreciation and other amortization	47.7	44.7
Amortization of purchased intangibles	74.0	80.1
Total operating expenses	1,506.4	1,526.6
Operating income	377.8	352.4
Interest expense
Securitization funding costs	52.1	35.2
Interest expense on deposits	35.5	26.0
Interest expense on long-term and other debt, net	71.6	64.0
Total interest expense, net	159.2	125.2
Income before income taxes	218.6	227.2
Provision for income taxes	54.7	80.8
Net income	$163.9	$146.4

Net income per share:
Basic (Note 3)	$2.96	$2.60
Diluted (Note 3)	$2.95	$2.58

Weighted average shares:
Basic (Note 3)	55.4	56.4
Diluted (Note 3)	55.7	56.7

Dividends declared per share:	$0.57	$0.52

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Net income	$163.9	$146.4

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	(3.0)	0.7
Tax benefit	1.0	—
Unrealized gain (loss) on securities available-for-sale, net of tax	(2.0)	0.7

Unrealized gain (loss) on cash flow hedges	(0.1)	(0.4)
Tax benefit	—	0.1
Unrealized gain (loss) on cash flow hedges, net of tax	(0.1)	(0.3)

Unrealized gain (loss) on net investment hedges	(15.4)	(5.1)
Tax benefit	3.7	1.5
Unrealized gain (loss) on net investment hedges, net of tax	(11.7)	(3.6)

Foreign currency translation adjustments	17.5	5.0

Other comprehensive income, net of tax	3.7	1.8

Total comprehensive income, net of tax	$167.6	$148.2

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$163.9	$146.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121.7	124.8
Deferred income taxes	(16.2)	(12.2)
Provision for loan loss	337.7	315.1
Non-cash stock compensation	25.5	23.5
Amortization of deferred financing costs	11.4	9.5
Change in deferred revenue	(25.7)	(23.0)
Change in other operating assets and liabilities	(82.3)	(143.1)
Originations of credit card and loan receivables held for sale	(2,271.7)	(1,852.2)
Sales of credit card and loan receivables held for sale	2,312.8	1,847.9
Other	72.8	35.4
Net cash provided by operating activities	649.9	472.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(14.5)	(137.0)
Change in credit card and loan receivables	470.5	523.5
Capital expenditures	(44.7)	(46.6)
Purchases of other investments	(25.0)	(0.1)
Maturities/sales of other investments	6.0	5.9
Other	0.6	(4.3)
Net cash provided by investing activities	392.9	341.4

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	685.0	1,763.2
Repayments of borrowings	(706.5)	(1,098.9)
Non-recourse borrowings of consolidated securitization entities	905.0	180.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(1,590.0)	(945.0)
Net decrease in deposits	(448.4)	(188.7)
Payment of deferred financing costs	(3.5)	(7.4)
Dividends paid	(31.7)	(29.0)
Purchase of treasury shares	—	(415.0)
Other	(23.7)	(22.1)
Net cash used in financing activities	(1,213.8)	(762.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	2.4
Change in cash, cash equivalents and restricted cash	(172.7)	53.0
Cash, cash equivalents and restricted cash at beginning of period	4,314.7	1,968.5
Cash, cash equivalents and restricted cash at end of period	$4,142.0	$2,021.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$159.2	$105.0
Income taxes paid, net	$56.7	$17.5

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its consolidated subsidiaries and variable interest entities (“VIEs”), the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

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

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP. Specifically, certain statement of cash flow reclassifications were made for the adoption of Accounting Standards Update (“ASU”) 2016-18, “Restricted Cash.” The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows:

	March 31, 2018	March 31, 2017
	(In millions)
Cash and cash equivalents	$3,549.5	$1,866.8
Restricted cash included within other current assets (1)	528.1	47.0
Restricted cash included within redemption settlement assets, restricted	64.4	107.7
Total cash, cash equivalents and restricted cash	$4,142.0	$2,021.5

(1)	Includes $489.2 million in principal accumulation at March 31, 2018 for the repayment of non-recourse borrowings of consolidated securitized debt that matured in April 2018.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842),” that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statements of income. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Currently, the new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. However, in January 2018, the FASB issued an Exposure Draft which provides for transition relief by removing certain comparative period requirements and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, which is January 1, 2019 for the Company. The Company is evaluating the impact that adoption of ASU 2016-02 will have on its consolidated financial statements, but expects an increase in assets and liabilities on its consolidated balance sheets at adoption for the recording of right-of-use assets and corresponding lease liabilities.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to utilize a financial instrument impairment model to establish an allowance based on expected losses over the life of the exposure rather than a model based on an incurred loss approach. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance. In addition, ASU 2016-13 modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The Company is evaluating the impact that adoption of ASU 2016-13 will have on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows for reclassification of stranded tax effects on items resulting from the change in the corporate tax rate as a result of H.R. 1, originally known as the Tax Cuts and Jobs Act of 2017, from accumulated other comprehensive income to retained earnings. Tax effects unrelated to H.R. 1 are permitted to be released from accumulated other comprehensive income using either the specific identification approach or the portfolio approach, based on the nature of the underlying item. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact that adoption of ASU 2018-02 will have on its consolidated financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Accounting Standards Codification (“ASC”) 606, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies may adopt ASC 606 using a full retrospective or modified retrospective method.

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

The Company adopted the standard on January 1, 2018 using the modified retrospective method. The Company’s adoption of this standard did not have a material impact on its consolidated results of operations or cash flows. ASC 606 does not apply to financial instruments and other contractual rights or obligations (for example, interest income and late fees from credit card and loan receivables), and therefore, the Company’s finance charges, net were not affected by the adoption of the standard. Most revenue streams are recorded consistently under both the current and new standard; however, the Company noted the following impacts:

•

Upon the adoption of ASC 606, revenue associated with a database build was changed from recognizing revenue over the expected contract term upon client acceptance to over the build period in which the database is completed, because the Company’s performance does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed to date. The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of ASC 606 resulted in an increase in unbilled accounts receivable and accrued expenses, a reduction in deferred costs and deferred revenue and a net increase in retained earnings as follows:

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

•

Further, ASC 606 impacted the presentation of revenue within the Company’s coalition loyalty program. Upon the adoption of ASC 606, for the fulfillment of certain rewards where the AIR MILES® Reward Program does not control the goods or services before they are transferred to the collector, revenue is recorded on a net basis.

•	ASC 606 also requires expanded disclosure regarding the nature, timing, and uncertainty of revenue transactions. See Note 2, “Revenue,” for the Company’s ASC 606 disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires that equity investments be measured at fair value with changes in fair value recognized in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. Additionally, ASU 2016-01 requires entities that elect the fair value option for financial liabilities to recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Finally, entities must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard on January 1, 2018, resulting in a cumulative-effect adjustment of $1.5 million that was reclassified from accumulated other comprehensive loss to retained earnings on the consolidated January 1, 2018 balance sheet.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 makes eight targeted changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company’s adoption of this standard on January 1, 2018 did not have a material impact on its consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard on January 1, 2018. The effect of the adoption of the standard was to include restricted cash and restricted cash equivalents at the beginning-of-period and end-of-period cash and cash equivalents totals.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. REVENUE

Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers,” applying the modified retrospective method to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, “Revenue Recognition.” ASC 606 does not apply to financial instruments and other contractual rights or obligations.

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s contracts with its customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. Taxes assessed on revenue-producing transactions are excluded from revenues.

The Company’s products and services are reported under three segments—LoyaltyOne, Epsilon and Card Services, and are listed below. The following presents revenue disaggregated by major source, as well as geographic region which is based on the location of the subsidiary that generally correlates with the location of the customer:

				Corporate/
Three months ended March 31, 2018	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$89.9	$—	$—	$—	$—	$89.9
Short-term loyalty programs	114.2	—	—	—	—	114.2
Technology services	—	246.0	—	—	(6.4)	239.6
Digital Media services	—	178.2	—	—	(0.3)	177.9
Agency services	—	85.2	—	—	(0.1)	85.1
Servicing fees, net	—	—	(2.0)	—	—	(2.0)
Other	19.5	—	—	0.2	(0.1)	19.6
Revenue from contracts with customers	$223.6	$509.4	$(2.0)	$0.2	$(6.9)	$724.3

Finance charges, net	—	—	1,157.2	—	—	1,157.2
Investment income	2.7	—	—	—	—	2.7
Total	$226.3	$509.4	$1,155.2	$0.2	$(6.9)	$1,884.2

				Corporate/
Three months ended March 31, 2018	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Disaggregation of Revenue by Geographic Region:

United States	$5.7	$486.5	$1,155.2	$0.2	$(6.9)	$1,640.7
Canada	105.6	3.7	—	—	—	109.3
Europe, Middle East and Africa	97.0	16.8	—	—	—	113.8
Asia Pacific	16.6	2.4	—	—	—	19.0
Other	1.4	—	—	—	—	1.4
Total	$226.3	$509.4	$1,155.2	$0.2	$(6.9)	$1,884.2

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

LoyaltyOne

LoyaltyOne provides coalition and short-term loyalty programs through the Company’s Canadian AIR MILES Reward Program and BrandLoyalty. The AIR MILES Reward Program is a coalition loyalty program for sponsors, who pay LoyaltyOne a fee per AIR MILES reward mile issued, in return for which LoyaltyOne provides all marketing, customer service, rewards and redemption management. BrandLoyalty designs, implements, conducts and evaluates innovative and tailor-made short-term loyalty programs for grocers worldwide.

Total consideration from the issuance of AIR MILES reward miles is allocated to three performance obligations: redemption, service, and brand, based on a relative standalone selling price basis. The estimated standalone selling price for the redemption and the service performance obligations are based on cost plus a reasonable margin. The estimated standalone selling price of the brand performance obligation is determined using a relief from royalty approach. Accordingly, management determines the estimated standalone selling price by considering multiple inputs and methods, including discounted cash flows and available market data in consideration of applicable margins and royalty rates to utilize. The number of AIR MILES reward miles issued and redeemed are factored into the estimates, as management estimates the standalone selling prices and volumes over the term of the respective agreements in order to determine the allocation of consideration to each performance obligation delivered. The redemption performance obligation incorporates the expected number of AIR MILES reward miles to be redeemed, and therefore, the amount of redemption revenue recognized is subject to management’s estimate of breakage, or those AIR MILES reward miles estimated to be unredeemed by the collector base.

Redemption revenue is recognized at a point in time, as the AIR MILES reward miles are redeemed. For the fulfillment of certain rewards where the AIR MILES Reward Program does not control the goods or services before they are transferred to the collector, revenue is recorded on a net basis. Service revenue is recognized over time using a time-elapsed output method, the estimated life of an AIR MILES reward mile. Revenue from the brand is recognized over time, using an output method, when an AIR MILES reward mile is issued. Revenue associated with both the service and brand is included in service revenue in the Company’s consolidated statements of income.

The amount of revenue recognized in a period is subject to the estimate of breakage and the estimated life of an AIR MILES reward mile. Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure. As of March 31, 2018, the breakage rate was 20% and the estimated life of an AIR MILES reward mile was 38 months.

The short-term loyalty programs typically last between 12 and 20 weeks, depending on the nature of the program, with contract terms usually less than one year in length. These programs are tailored for the specific retailer client and are designed to reward key customer segments based on their spending levels during defined campaign periods. Revenue is recognized at the point in time control passes from BrandLoyalty to the retailer.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Contract Liabilities. The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES reward mile and the reward products for its short-term loyalty programs. A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In millions)
Balance at January 1, 2018	$283.8	$683.1	$966.9
Cash proceeds	44.3	74.3	118.6
Revenue recognized (1)	(54.4)	(90.3)	(144.7)
Other	—	0.3	0.3
Effects of foreign currency translation	(6.7)	(16.4)	(23.1)
Balance at March 31, 2018	$267.0	$651.0	$918.0
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$153.4	$651.0	$804.4
Deferred revenue (non-current)	$113.6	$—	$113.6

(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $125.2 million in 2018, $93.2 million in 2019, $44.0 million in 2020, and $4.6 million in 2021.

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2018 was $87.5 million and the closing balance as of March 31, 2018 was $99.2 million, with the change due to cash payments received in advance of program performance, offset in part by revenue recognized of approximately $89.6 million during the three months ended March 31, 2018.

Epsilon

Epsilon is a leading marketing services firm providing end-to-end, integrated marketing solutions that leverage rich data, analytics, creativity and technology to help clients more effectively acquire, retain and grow relationships with their customers.

The Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each good or service that is distinct. Epsilon’s product offerings and the associated performance obligations for each product are as follows:

Product	Performance Obligation	Recognition	Basis of Revenue Recognition

Technology	• Professional services	Over time	Recognized over time as the services are performed.
services	• Email deployment	Point in time	Recognized at deployment.
	• Customer lifecycle marketing	Point in time	Recognized at delivery.

Digital Media services	• Digital campaign advertisement • Affiliate marketing advertisements	Over time Point in time	Recognized on an output measure of the digital advertisement. Recognized at delivery.
	• Data lists	Point in time	Recognized at delivery.

Agency services	• Professional services	Over time	Recognized over time as the services are performed.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Epsilon generally enters into multi-year agreements with its customers; however, these contracts provide for termination without penalty with prior written notice. Under ASC 606, this results in a contract term shorter than the stated contractual term.

The Company’s contracts with customers may include multiple performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. If the standalone selling price is not directly observable, the Company estimates the standalone selling price based on either the adjusted market assessment or cost plus a margin approach.

Certain of Epsilon’s contracts may provide for returns or cash consideration payable to its customers, which is accounted for as variable consideration. The Company estimates these amounts based on either the expected amount or most likely amount to be provided to the customer to determine the transaction price for the contract. The estimation method is consistent for contracts with similar terms and is applied consistently throughout each contract. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information that is reasonably available.

The Company generates revenue from commission fees for transactions occurring on the Company’s affiliate marketing networks. Commission fee revenue is recognized on a net basis as the Company acts as an agent.

Contract Liabilities. The Company records a contract liability when cash payments are received or due in advance of its performance. Contract liabilities for Epsilon are recognized in other current liabilities and other liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2018 was $22.8 million and the closing balance as of March 31, 2018 was $19.9 million.

Contract Costs. The Company recognizes an asset for the direct costs incurred to fulfill its contracts with customers to the extent it expects to recover those costs in accordance with ASC 340-40, “Other Assets and Deferred Costs – Contracts with Customers.” As of March 31, 2018, the remaining unamortized contract costs were $6.3 million. Contract fulfillment costs are generally deferred and amortized on a straight-line basis through the period in which the future performance obligation is satisfied. No impairment was recognized during the periods presented.

Card Services

Card Services is a provider of branded credit card programs, both private label and co-brand, which drives sales for its brand partners. For these private label and co-brand programs, Card Services provides risk management solutions, account origination, funding, transaction processing, customer care, collections and marketing services.

Finance charges, net. Finance charges, net represents revenue earned on customer accounts owned by the Company, and is recognized in the period in which it is earned. The Company recognizes earned finance charges, interest income and fees on credit card and loan receivables in accordance with the contractual provisions of the credit arrangements. Interest and fees continue to accrue on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged-off, typically at 180 days delinquent. Charge-offs for unpaid interest and fees as well as any adjustments to the allowance associated with unpaid interest and fees are recorded as a reduction to finance charges, net. Pursuant to ASC 310-20, “Receivables - Nonrefundable Fees and Other Costs,” direct loan origination costs on credit card and loan receivables are deferred and amortized on a straight-line basis over a one-year period and recorded as a reduction to finance charges, net.

Servicing fees, net. Servicing fees, net represents revenue earned from retailers and cardholders from processing and servicing accounts, and is recognized as such services are performed.

Revenue earned from retailers primarily consists of merchant and interchange fees, which are transaction fees charged to the merchant for the processing of credit card transactions. Merchant and interchange fees are recognized at a point in time upon the cardholder purchase. Our credit card program agreements may also provide for payments to the retailer based on purchased volume or if certain contractual incentives are met, such as if the economic performance of the program exceeds a contractually defined threshold. These amounts are recorded as a reduction of revenue.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Revenue earned from cardholders primarily consists of monthly fees from the purchase of certain payment protection products purchased by our cardholders. The fees are based on the average cardholder account balance, and these products can be cancelled at any time by the cardholder. Revenue is recognized over time using a time-elapsed output method.

Contract Costs. The Company recognizes an asset for the incremental costs of obtaining or fulfilling a contract with the retailer for a credit card program agreement to the extent it expects to recover those costs, in accordance with ASC 340-40. As of March 31, 2018, the remaining unamortized contract costs were $365.3 million and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets. Contract costs are deferred and amortized on a straight-line basis over the respective term of the agreement, which represents the period of service. Depending on the nature of the contract costs, the amortization is recorded as a reduction to revenue, or costs of operations, in the Company’s unaudited condensed consolidated statements of income. Amortization of contract costs recorded as a reduction to revenue totaled $17.2 million for the three months ended March 31, 2018. Amortization of contract costs recorded to cost of operations expense totaled $2.5 million for the three months ended March 31, 2018. No impairment was recognized during the periods presented.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which the Company has the right to invoice for services performed.

The Company has elected the practical expedient from ASC 340-40 with respect to contract costs, and expenses the incremental costs as incurred for those costs that would otherwise be recognized with an amortization period of one year or less. These costs are primarily related to sales commissions, and such expensed incremental costs are recorded to cost of operations expense in the Company’s unaudited condensed consolidated statements of income.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In millions except per share amounts)
Numerator:
Net income	$163.9	$146.4

Denominator:
Weighted average shares, basic	55.4	56.4
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	0.3	0.3
Denominator for diluted calculation	55.7	56.7

Basic net income per share	$2.96	$2.60
Diluted net income per share	$2.95	$2.58

For the three months ended March 31, 2018 and 2017, a de minimis amount of restricted stock units was excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

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

The Company engaged a third party specialist to assist it in the measurement of the fair value of the assets acquired. The fair value of the assets acquired exceeded the cost of the acquisition. Consequently, the Company reassessed the recognition and measurement of the identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. The excess value of the net assets acquired over the purchase price of $7.9 million was recorded as a bargain purchase gain, which was included in cost of operations in the Company’s consolidated statement of income for the year ended December 31, 2017.

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

5. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	March 31,	December 31,
	2018	2017
	(In millions)
Principal receivables	$16,940.1	$17,705.1
Billed and accrued finance charges	851.6	887.0
Other	27.4	21.7
Total credit card and loan receivables	17,819.1	18,613.8
Less: Credit card receivables – restricted for securitization investors	13,578.8	14,293.9
Other credit card and loan receivables	$4,240.3	$4,319.9

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

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Balance at beginning of period	$1,119.3	$948.0
Provision for loan loss	337.7	315.1
Allowance associated with credit card and loan receivables transferred to held for sale	(6.6)	—
Change in estimate for uncollectible unpaid interest and fees	15.0	5.0
Recoveries	31.3	47.9
Principal charge-offs	(327.4)	(295.8)
Balance at end of period	$1,169.3	$1,020.2

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $199.5 million and $156.7 million for the three months ended March 31, 2018 and 2017, respectively.

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

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	March 31,	% of	December 31,	% of
	2018	Total	2017	Total
	(In millions, except percentages)
Receivables outstanding - principal	$16,940.1	100.0%	$17,705.1	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	283.9	1.7%	301.5	1.7%
61 to 90 days	203.0	1.2	191.3	1.1
91 or more days	418.8	2.4	409.6	2.3
Total	$905.7	5.3%	$902.4	5.1%

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

The Company had $473.8 million and $260.2 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $114.7 million and $56.1 million, respectively, as of March 31, 2018 and December 31, 2017. These modified credit card receivables represented less than 3% of the Company’s total credit card receivables as of both March 31, 2018 and December 31, 2017.

The average recorded investment in impaired credit card receivables was $296.3 million and $214.2 million for the three months ended March 31, 2018 and 2017, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $6.0 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	280,072	$312.5	$312.2	45,248	$58.7	$58.6

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	28,760	$35.0	26,621	$32.1

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of March 31, 2018 and December 31, 2017, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:

	March 31, 2018
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	6.5	26.9%	$3,726.4	22.0%
13-24 Months	4.2	17.3	2,997.7	17.7
25-36 Months	2.9	11.9	2,282.6	13.5
37-48 Months	2.2	9.3	1,882.7	11.1
49-60 Months	1.5	6.4	1,268.5	7.5
Over 60 Months	6.8	28.2	4,782.2	28.2
Total	24.1	100.0%	$16,940.1	100.0%

	December 31, 2017
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	7.4	27.3%	$4,110.0	23.2%
13-24 Months	4.5	16.4	3,011.3	17.0
25-36 Months	3.2	11.7	2,357.1	13.3
37-48 Months	2.4	8.8	1,837.0	10.4
49-60 Months	1.7	6.3	1,280.8	7.2
Over 60 Months	8.1	29.5	5,108.9	28.9
Total	27.3	100.0%	$17,705.1	100.0%

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company’s credit card and loan receivables by obligor credit quality as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
		Percentage of		Percentage of
	Total Principal	Principal	Total Principal	Principal
Probability of an Account Becoming 91 or More Days Past	Receivables	Receivables	Receivables	Receivables
Due or Becoming Charged-off (within the next 12 months)	Outstanding	Outstanding	Outstanding	Outstanding
	(In millions, except percentages)
No Score	$173.2	1.0%	$210.6	1.2%
27.1% and higher	1,383.1	8.2	1,330.5	7.5
17.1% - 27.0%	860.0	5.1	850.5	4.8
12.6% - 17.0%	1,120.9	6.6	1,137.7	6.4
3.7% - 12.5%	7,009.0	41.4	7,449.7	42.1
1.9% - 3.6%	3,108.3	18.3	3,286.9	18.6
Lower than 1.9%	3,285.6	19.4	3,439.2	19.4
Total	$16,940.1	100.0%	$17,705.1	100.0%

Transfer of Financial Assets

The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, “Transfers and Servicing.” Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $85.7 million and $126.9 million at March 31, 2018 and December 31, 2017, respectively, and are included in credit card and loan receivables held for sale in the Company’s unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $864.6 million and $899.4 million as of March 31, 2018 and December 31, 2017, respectively.

For the three months ended March 31, 2018, the Company transferred one credit card portfolio totaling approximately $82.4 million out of credit card and loan receivables held for sale and into credit card and loan receivables, and transferred one credit card portfolio totaling approximately $90.1 million into credit card and loan receivables held for sale. The portfolio was transferred into credit card and loan receivables held for sale at the net carrying amount, inclusive of the related reserves for losses, as the fair value was estimated to be greater than the net carrying amount, and such amount will be the measurement basis until the sale of the portfolio.

Additionally, for the three months ended March 31, 2018, the Company recorded a $21.7 million valuation adjustment that reduced the value of certain portfolios within credit card and loan receivables held for sale. The Company carries its credit card and loan receivables held for sale at the lower of aggregate cost or fair value.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2018 and 2017.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	March 31,	December 31,
	2018	2017
	(In millions)
Total credit card receivables – restricted for securitization investors	$13,578.8	$14,293.9
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$305.8	$295.0

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Net charge-offs of securitized principal	$245.0	$186.0

6. INVENTORIES, NET

Inventories, net of $256.3 million and $234.1 million at March 31, 2018 and December 31, 2017, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	March 31, 2018				December 31, 2017
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Marketable securities	$225.6	$—	$(6.1)	$219.5	$207.3	$0.2	$(2.5)	$205.0
U.S. Treasury bonds	50.0	—	(0.2)	49.8	50.0	—	(0.1)	49.9
Total	$275.6	$—	$(6.3)	$269.3	$257.3	$0.2	$(2.6)	$254.9

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2018 and December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2018
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$147.4	$(3.8)	$54.5	$(2.3)	$201.9	$(6.1)
U.S. Treasury bonds	49.8	(0.2)	—	—	49.8	(0.2)
Total	$197.2	$(4.0)	$54.5	$(2.3)	$251.7	$(6.3)

	December 31, 2017
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$104.5	$(0.9)	$67.3	$(1.6)	$171.8	$(2.5)
U.S. Treasury bonds	49.9	(0.1)	—	—	49.9	(0.1)
Total	$154.4	$(1.0)	$67.3	$(1.6)	$221.7	$(2.6)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at March 31, 2018 by contractual maturity are as follows:

	Amortized
	Cost	Fair Value
	(In millions)
Due in one year or less	$39.2	$39.2
Due after one year through five years	27.6	27.4
Due after five years through ten years	—	—
Due after ten years	208.8	202.7
Total	$275.6	$269.3

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of March 31, 2018, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2018 and 2017.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	March 31, 2018				December 31, 2017
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Restricted cash	$64.4	$—	$—	$64.4	$74.3	$—	$—	$74.3
Mutual funds	25.4	—	—	25.4	27.3	—	(1.3)	26.0
Corporate bonds	498.1	—	(6.2)	491.9	495.0	—	(5.8)	489.2
Total	$587.9	$—	$(6.2)	$581.7	$596.6	$—	$(7.1)	$589.5

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2018 and December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2018
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Corporate bonds	$185.0	$(1.9)	$306.9	$(4.3)	$491.9	$(6.2)
Total	$185.0	$(1.9)	$306.9	$(4.3)	$491.9	$(6.2)

	December 31, 2017
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Mutual funds	$26.0	$(1.3)	$—	$—	$26.0	$(1.3)
Corporate bonds	328.0	(3.7)	161.2	(2.1)	489.2	(5.8)
Total	$354.0	$(5.0)	$161.2	$(2.1)	$515.2	$(7.1)

The amortized cost and estimated fair value of the securities at March 31, 2018 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In millions)
Due in one year or less	$68.3	$67.4
Due after one year through five years	455.2	449.9
Total	$523.5	$517.3

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of March 31, 2018, the Company does not consider the investments to be other-than-temporarily impaired.

Realized gains and losses on the sale of investment securities for each of the three months ended March 31, 2018 and 2017 were de minimis.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2018
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,153.1	$(671.9)	$481.2	3-12 years—straight line
Premium on purchased credit card portfolios	316.3	(158.1)	158.2	3-13 years—straight line
Collector database	54.3	(52.4)	1.9	5 years—straight line
Publisher networks	140.2	(91.3)	48.9	5-7 years—straight line
Tradenames	78.2	(48.7)	29.5	8-15 years—straight line
Purchased data lists	11.3	(6.3)	5.0	1-5 years—straight line, accelerated
Favorable lease	6.0	(3.3)	2.7	6-10 years—straight line
	$1,759.4	$(1,032.0)	$727.4
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,771.8	$(1,032.0)	$739.8

	December 31, 2017
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,143.5	$(625.5)	$518.0	3-12 years—straight line
Premium on purchased credit card portfolios	321.6	(147.8)	173.8	3-13 years—straight line
Customer databases	63.6	(63.6)	—	3 years—straight line
Collector database	55.6	(53.5)	2.1	5 years—straight line
Publisher networks	140.2	(84.4)	55.8	5-7 years—straight line
Tradenames	77.3	(46.8)	30.5	8-15 years—straight line
Purchased data lists	11.3	(6.2)	5.1	1-5 years—straight line, accelerated
Favorable lease	6.0	(3.1)	2.9	6-10 years—straight line
	$1,819.1	$(1,030.9)	$788.2
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,831.5	$(1,030.9)	$800.6

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(In millions)
2018 (excluding the three months ended March 31, 2018)	$192.8
2019	208.7
2020	144.4
2021	79.0
2022	69.8
Thereafter	32.7

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne®	Epsilon®	Card Services	Corporate/ Other	Total
	(In millions)
Balance at December 31, 2017	$731.1	$2,887.3	$261.7	$—	$3,880.1
Effects of foreign currency translation	9.9	0.6	—	—	10.5
Balance at March 31, 2018	$741.0	$2,887.9	$261.7	$—	$3,890.6

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10. DEBT

Debt consists of the following:

	March 31,	December 31,
Description	2018	2017	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$494.0	$475.0	June 2022	(1)
2017 term loans	2,995.3	3,014.4	June 2022	(1)
BrandLoyalty credit agreement	181.8	198.0	June 2020	(2)
Senior notes due 2020	500.0	500.0	April 2020	6.375%
Senior notes due 2021	500.0	500.0	November 2021	5.875%
Senior notes due 2022	600.0	600.0	August 2022	5.375%
Senior notes due 2022 (€400.0 million)	492.9	479.9	March 2022	4.500%
Senior notes due 2023 (€300.0 million)	369.7	359.9	November 2023	5.250%
Capital lease obligations and other debt	8.4	8.8	Various – Jan 2019 – Dec 2021	2.24% to 3.72%
Total long-term and other debt	6,142.1	6,136.0
Less: Unamortized discount and debt issuance costs	52.9	56.4
Less: Current portion	116.1	131.3
Long-term portion	$5,973.1	$5,948.3

Deposits:
Certificates of deposit	$7,002.2	$7,526.0	Various – April 2018 – March 2023	1.00% to 3.10%
Money market deposits	3,504.7	3,429.4	Non-maturing	(3)
Total deposits	10,506.9	10,955.4
Less: Unamortized discount and debt issuance costs	21.9	24.5
Less: Current portion	6,125.1	6,366.2
Long-term portion	$4,359.9	$4,564.7

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$4,854.7	$4,704.7	Various – August 2018 – June 2021	1.44% to 4.55%
Floating rate asset-backed term note securities	360.0	360.0	April 2018	(4)
Conduit asset-backed securities	2,920.0	3,755.0	Various – Jan 2019 – Dec 2019	(5)
Total non-recourse borrowings of consolidated securitization entities	8,134.7	8,819.7
Less: Unamortized discount and debt issuance costs	13.2	12.4
Less: Current portion	2,732.5	1,339.9
Long-term portion	$5,389.0	$7,467.4

(1)

The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At March 31, 2018, the weighted average interest rate was 3.88% for each of the revolving line of credit and term loans.

(2)

The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At March 31, 2018, the weighted average interest rate was 1.10% and 1.55% for the BrandLoyalty revolving line of credit and term loans, respectively.

(3)	The interest rates are based on the Federal Funds rate plus an applicable margin. At March 31, 2018, the interest rates ranged from 1.52% to 2.60%.
(4)	The interest rate is based upon LIBOR plus an applicable margin. At March 31, 2018, the interest rate was 2.26%.
(5)

The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At March 31, 2018, the interest rates ranged from 2.84% to 2.99%.

At March 31, 2018, the Company was in compliance with its financial covenants.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Long-term and Other Debt

Credit Agreement

As of March 31, 2018, the Company’s credit agreement, as amended, provided for a $3,052.6 million in term loans subject to certain principal repayments and a $1,572.4 million revolving line of credit, with $1,078.4 million total availability.

BrandLoyalty Credit Agreement

As of March 31, 2018, amounts outstanding under the revolving lines of credit and the term loans under the BrandLoyalty credit agreement were €10.0 million and €137.5 million ($12.3 million and $169.5 million), respectively. The entire amount outstanding under the revolving lines of credit was uncommitted.

Senior Notes due 2020

On April 2, 2018, the Company redeemed its $500.0 million outstanding 6.375% senior notes due April 1, 2020 at par plus accrued interest. The Company funded the redemption with borrowings under its revolving line of credit.

Non-Recourse Borrowings of Consolidated Securitization Entities

Asset-Backed Term Notes

In February 2018, $500.0 million of Series 2013-A asset-backed term notes, $125.0 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

In February 2018, Master Trust I issued $591.5 million of Series 2018-A asset-backed term notes, which mature in February 2021. The offering consisted of $525.0 million of Class A notes with a fixed interest rate of 3.07% per year and $66.5 million of notes that were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets.

In April 2018, $500.0 million of Series 2015-A asset-backed term notes, $140.0 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid. As of March 31, 2018, the Company had collected $489.2 million of principal payments made by its credit cardholders during the accumulation period for the repayment of the Series 2015-A notes. The cash is restricted to the securitization investors and is reflected in other current assets in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2018.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust.

As of March 31, 2018, total capacity under the conduit facilities was $4.5 billion, of which $2.9 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

11. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At March 31, 2018, the Company

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of March 31, 2018, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is nine months.

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

The following tables present the fair values of the derivative instruments included within the Company’s unaudited condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$35.8	$0.2	Other current assets	May 2018 to December 2018
Foreign currency exchange hedges	$34.6	$0.8	Other current liabilities	April 2018 to November 2018

Not designated as hedging instruments:
Foreign currency exchange forward contract	$64.2	$0.1	Other current liabilities	January 2019

	December 31, 2017
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$2.9	$0.1	Other current assets	August 2018 to October 2018
Foreign currency exchange hedges	$19.3	$0.3	Other current liabilities	January 2018 to October 2018

Not designated as hedging instruments:
Foreign currency exchange forward contracts	$168.0	$15.9	Other current assets	February 2018
Foreign currency exchange forward contract	$65.8	$3.5	Other current liabilities	March 2018

Derivatives Designated as Hedging Instruments

Losses of $0.1 million and $0.3 million, net of tax, were recognized in other comprehensive income for the three months ended March 31, 2018 and 2017, respectively, related to foreign currency exchange hedges designated as effective. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when ineffectiveness occurs. For each of the three months ended March 31, 2018 and 2017, gains and losses reclassified from accumulated other comprehensive income into net income (cost of operations) were de minimis, and a de minimis amount of ineffectiveness was recorded in each period. At March 31, 2018, $0.2 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

Derivatives Not Designated as Hedging Instruments

For the three months ended March 31, 2018 and 2017, gains of $7.1 million and losses of $2.7 million, respectively, related to foreign currency exchange forward contracts not designated as hedging instruments were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of income.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Net Investment Hedges

The Company designated its Euro-denominated 5.250% senior notes due 2023 (€300.0 million) and €200.0 million of its Euro-denominated 4.500% senior notes due 2022 (€400.0 million) as a net investment hedge of its investment in BrandLoyalty, on a pre-tax basis. The net investment hedge is intended to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar.

In February 2018, the Company de-designated its €500.0 million net investment hedge and re-designated €640.0 million of Euro-denominated senior notes as a net investment hedge of its investment in BrandLoyalty on an after-tax basis.

The change in fair value of the net investment hedges due to remeasurement of the effective portion is recorded in other comprehensive income. The ineffective portion of this hedging instrument impacts net income when the ineffectiveness occurs. For the three months ended March 31, 2018 and 2017, losses of $11.7 million and $3.6 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedges.

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

The Company has an authorized stock repurchase program to acquire up to $1.0 billion of the Company’s outstanding common stock through July 31, 2018. For the three months ended March 31, 2018, the Company did not repurchase any shares of its outstanding common stock, and $446.3 million remained authorized under the stock repurchase program at March 31, 2018.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Cost of operations	$19.3	$13.9
General and administrative	6.2	9.6
Total	$25.5	$23.5

During the three months ended March 31, 2018, the Company awarded 76,848 service-based restricted stock units with a weighted average grant date fair value per share of $240.77 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2018, the Company awarded 263,542 performance-based restricted stock units with a weighted average grant date fair value per share of $240.65 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 33% of the award on February 15, 2019, an additional 33% of the award on February 15, 2020 and the final 34% of the award on February 18, 2021, provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2018, the Company also awarded 28,057 restricted stock units with a market-based condition subject to pre-defined vesting criteria that permit a range from 0% to 175% to be earned. The fair market value of these awards is $220.56 and was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation, expected volatility and risk-free rate over two-year time horizons matching the performance period. Upon determination of the market condition, the restrictions will lapse with respect to the entire award on February 15, 2020, provided that the participant is employed by the Company on such vesting date.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Dividends

On January 25, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.57 per share on the Company’s common stock to stockholders of record at the close of business on February 14, 2018, resulting in a dividend payment of $31.5 million on March 20, 2018. Additionally, the Company paid $0.2 million in cash related to dividend equivalent rights for the three months ended March 31, 2018.

On April 19, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.57 per share on the Company’s common stock, payable on June 19, 2018, to stockholders of record at the close of business on May 14, 2018.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended March 31, 2018	on Securities	Flow Hedges	Investment Hedges	Adjustments (1)	Income (Loss)
	(In millions)
Balance at December 31, 2017	$(8.7)	$(0.1)	$(42.0)	$(89.4)	$(140.2)
Changes in other comprehensive income (loss)	(2.0)	(0.1)	(11.7)	17.5	3.7
Balance at March 31, 2018	$(10.7)	$(0.2)	$(53.7)	$(71.9)	$(136.5)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended March 31, 2017	on Securities	Flow Hedges	Investment Hedges	Adjustments (1)	Income (Loss)
	(In millions)
Balance at December 31, 2016	$(1.6)	$0.4	$4.1	$(153.6)	$(150.7)
Changes in other comprehensive income (loss)	0.7	(0.3)	(3.6)	5.0	1.8
Balance at March 31, 2017	$(0.9)	$0.1	$0.5	$(148.6)	$(148.9)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

Reclassifications from accumulated other comprehensive income (loss) into net income for each of the periods presented were not material. Additionally, as of January 1, 2018, a cumulative-effect adjustment of $1.5 million was reclassified from accumulated other comprehensive loss to retained earnings related to the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” For more information, see Note 1, “Summary of Significant Accounting Policies.”

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

Fair Value of Financial Instruments  — The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Financial assets
Credit card and loan receivables, net	$16,649.8	$17,570.4	$17,494.5	$18,427.8
Credit card and loan receivables held for sale	950.3	998.6	1,026.3	1,067.6
Redemption settlement assets, restricted	581.7	581.7	589.5	589.5
Other investments	269.3	269.3	254.9	254.9
Derivative instruments	0.2	0.2	16.0	16.0
Financial liabilities
Derivative instruments	0.9	0.9	3.8	3.8
Deposits	10,485.0	10,439.9	10,930.9	10,937.1
Non-recourse borrowings of consolidated securitization entities	8,121.5	8,083.7	8,807.3	8,805.3
Long-term and other debt	6,089.2	6,191.0	6,079.6	6,186.4

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

Credit card and loan receivables held for sale — The Company utilizes a discounted cash flow model using unobservable inputs, including forecasted yields and net charge-off estimates to estimate the fair value measurement of the credit card portfolios held for sale. Loan receivables held for sale are recorded at the lower of cost or fair value, and their carrying amount approximates fair value due to the short duration of the holding period of the loan receivables prior to sale.

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2018 and December 31, 2017:

		Fair Value Measurements at
		March 31, 2018 Using
	Balance at
	March 31,
	2018	Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$25.4	$25.4	$—	$—
Corporate bonds (1)	491.9	—	491.9	—
Marketable securities (2)	219.5	10.2	209.3	—
U.S. Treasury bonds (2)	49.8	49.8	—	—
Derivative instruments (3)	0.2	—	0.2	—
Total assets measured at fair value	$786.8	$85.4	$701.4	$—

Derivative instruments (3)	$0.9	$—	$0.9	$—
Total liabilities measured at fair value	$0.9	$—	$0.9	$—

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

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2018 and 2017, respectively.

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements at
	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$17,570.4	$—	$—	$17,570.4
Credit card and loan receivables held for sale	998.6	—	—	998.6
Total	$18,569.0	$—	$—	$18,569.0

Financial liabilities:
Deposits	$10,439.9	$—	$10,439.9	$—
Non-recourse borrowings of consolidated securitization entities	8,083.7	—	8,083.7	—
Long-term and other debt	6,191.0	—	6,191.0	—
Total	$24,714.6	$—	$24,714.6	$—

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

15. INCOME TAXES

For the three months ended March 31, 2018 and 2017, the Company utilized an effective tax rate of 25.0% and 35.6%, respectively, to calculate its provision for income taxes. The decrease in the effective tax rate was primarily due to the reduction in the federal statutory rate pursuant to tax reform enacted in December 2017.

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

The Company operates in the following reportable segments: LoyaltyOne, Epsilon, and Card Services. Segment operations consist of the following:

•LoyaltyOne provides coalition and short-term loyalty programs through the Company’s Canadian AIR MILES Reward Program and BrandLoyalty;

•Epsilon provides end-to-end, integrated marketing solutions that leverage rich data, analytics, creativity and technology to help clients more effectively acquire, retain and grow relationships with their customers; and

•Card Services provides risk management solutions, account origination, funding, transaction processing, customer care, collections and marketing services for the Company’s private label and co-brand credit card programs.

Corporate and other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.”

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

				Corporate/
Three Months Ended March 31, 2018	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$226.3	$509.4	$1,155.2	$0.2	$(6.9)	$1,884.2

Income (loss) before income taxes	$27.1	$7.3	$289.4	$(105.2)	$—	$218.6
Interest expense, net	1.2	—	87.6	70.4	—	159.2
Operating income (loss)	28.3	7.3	377.0	(34.8)	—	377.8
Depreciation and amortization	22.0	73.0	24.8	1.9	—	121.7
Stock compensation expense	3.6	11.3	4.4	6.2	—	25.5
Adjusted EBITDA (1)	53.9	91.6	406.2	(26.7)	—	525.0
Less: Securitization funding costs	—	—	52.1	—	—	52.1
Less: Interest expense on deposits	—	—	35.5	—	—	35.5
Adjusted EBITDA, net (1)	$53.9	$91.6	$318.6	$(26.7)	$—	$437.4

				Corporate/
Three Months Ended March 31, 2017	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$333.1	$529.4	$1,023.2	$—	$(6.7)	$1,879.0

Income (loss) before income taxes	$36.3	$(1.6)	$301.9	$(109.4)	$—	$227.2
Interest expense, net	1.1	—	61.2	62.9	—	125.2
Operating income (loss)	37.4	(1.6)	363.1	(46.5)	—	352.4
Depreciation and amortization	19.2	77.9	25.7	2.0	—	124.8
Stock compensation expense	2.1	8.7	3.1	9.6	—	23.5
Adjusted EBITDA (1)	58.7	85.0	391.9	(34.9)	—	500.7
Less: Securitization funding costs	—	—	35.2	—	—	35.2
Less: Interest expense on deposits	—	—	26.0	—	—	26.0
Adjusted EBITDA, net (1)	$58.7	$85.0	$330.7	$(34.9)	$—	$439.5

(1)

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs and interest expense on deposits. Adjusted EBITDA and adjusted EBITDA, net are presented in accordance with ASC 280 as they are the primary performance metrics utilized to assess performance of the segments.

Index

Caution Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

•loss of, or reduction in demand for services from, significant clients;

•increases in net charge-offs in credit card and loan receivables;

•increases in the cost of doing business, including market interest rates;

•inability to access the asset-backed securitization funding market;

•loss of active AIR MILES Reward Program collectors;

•disruptions in the airline or travel industries;

•failure to identify or successfully integrate business acquisitions;

•increased redemptions by AIR MILES Reward Program collectors;

•unfavorable fluctuations in foreign currency exchange rates;

•limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;

•increases in FDIC, Delaware or Utah regulatory capital requirements for banks;

•failure to maintain exemption from regulation under the Bank Holding Company Act;

•loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;

•loss of consumer information due to compromised physical or cyber security; and

•those factors set forth in the Risk Factors section in our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A of Form 10-Q, elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

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

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission, or SEC, on February 27, 2018.

2018 Highlights and Recent Developments

For the three months ended March 31, 2018, as compared to the three months ended March 31, 2017:

•

Revenue was flat at $1.9 billion. Revenue increased 4% on a pro forma basis, which adjusts for the presentation of certain redemption revenue where we do not control the goods or services before they are transferred to the customer on a net basis impact, effective January 1, 2018 with the adoption of ASC 606, “Revenue from Contracts with Customers.”

•	Net income increased 12% to $163.9 million.
•	Earnings per share increased 14% to $2.95.
•	Adjusted EBITDA, net was $437.4 million, as compared to $439.5 million in the prior year quarter.
Consolidated Results of Operations
	Three Months Ended March 31,
	2018	2017	% Change
	(in millions, except percentages)
Revenues
Services	$595.1	$611.6	(3)%
Redemption	131.9	250.9	(47)
Finance charges, net	1,157.2	1,016.5	14
Total revenue	1,884.2	1,879.0	—
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,013.9	1,042.1	(3)
Provision for loan loss	337.7	315.1	7
General and administrative	33.1	44.6	(26)
Depreciation and other amortization	47.7	44.7	7
Amortization of purchased intangibles	74.0	80.1	(8)
Total operating expenses	1,506.4	1,526.6	(1)
Operating income	377.8	352.4	7
Interest expense
Securitization funding costs	52.1	35.2	48
Interest expense on deposits	35.5	26.0	37
Interest expense on long-term and other debt, net	71.6	64.0	12
Total interest expense, net	159.2	125.2	27
Income before income tax	218.6	227.2	(4)
Provision for income taxes	54.7	80.8	(32)
Net income	$163.9	$146.4	12%

Key Operating Metrics:
Credit card statements generated	77.8	72.2	8%
Credit sales	$6,805.6	$6,579.2	3%
Average credit card and loan receivables	$17,722.4	$15,685.4	13%
AIR MILES reward miles issued	1,226.2	1,235.9	(1)%
AIR MILES reward miles redeemed	1,178.2	1,226.3	(4)%

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenue.  Total revenue increased $5.2 million to $1,884.2 million for the three months ended March 31, 2018 from $1,879.0 million for the three months ended March 31, 2017. The net increase was due to the following:

•Services. Revenue decreased $16.5 million, or 3%, to $595.1 million for the three months ended March 31, 2018 as a result of a $13.6 million decrease in marketing services revenue due to a decline in lower margin pass-through agency business and a $6.9 million decrease in merchant fees as a result of increased payments to clients.

Index

•Redemption. Revenue decreased $119.0 million, or 47%, to $131.9 million for the three months ended March 31, 2018 primarily due to the adoption of ASC 606, which negatively impacted revenue by $78.6 million. Upon adoption of ASC 606, certain redemption revenue for which we do not control the good or service prior to transferring it to the collector is recorded on a net basis, which reduced both redemption revenue and cost of operations by $78.6 million for the three months ended March 31, 2018. Additionally, redemption revenue from our short-term loyalty programs decreased $39.2 million due to the timing and performance of programs in market.

•Finance charges, net.  Revenue increased $140.7 million, or 14%, to $1,157.2 million for the three months ended March 31, 2018, driven by higher average credit card and loan receivables, which impacted revenue by $165.4 million through a combination of recent credit card portfolio acquisitions and a 3% increase in credit sales, offset in part by a decline in yield.

Cost of operations.  Cost of operations decreased $28.2 million, or 3%, to $1,013.9 million for the three months ended March 31, 2018 as compared to $1,042.1 million for the three months ended March 31, 2017. The net decrease was due to the following:

•Within the LoyaltyOne segment, cost of operations decreased $100.6 million due to a $78.6 decrease related to the adoption of ASC 606 as discussed above. Additionally, cost of redemptions related to our short-term loyalty programs decreased $26.1 million due to the decline in redemption revenue.

•Within the Epsilon segment, cost of operations decreased $23.9 million due to a decrease in direct costs associated with the decline in revenue.

•Within the Card Services segment, cost of operations increased $96.3 million due to an 18% increase in payroll and benefit expenses to support in-house collections initiatives, higher credit card processing costs due to increases in volume associated with growth in credit card and loan receivables, and a $21.7 million valuation adjustment to certain portfolios within credit card and loan receivables held for sale.

Provision for loan loss.  Provision for loan loss increased $22.6 million, or 7%, to $337.7 million for the three months ended March 31, 2018 as compared to $315.1 million for the three months ended March 31, 2017. The increase in the provision for loan loss was driven by an increase in net charge-offs. Net charge-offs were elevated due to the transition to insource recovery of written-off accounts as well as the continuing impact of the hurricanes.

General and administrative.  General and administrative expenses decreased $11.5 million, or 26%, to $33.1 million for the three months ended March 31, 2018 as compared to $44.6 million for the three months ended March 31, 2017, due to lower payroll and benefit costs as well as a $4.8 million decrease in net foreign currency exchange losses realized.

Depreciation and other amortization. Depreciation and other amortization increased $3.0 million, or 7%, to $47.7 million for the three months ended March 31, 2018 as compared to $44.7 million for the three months ended March 31, 2017, due to additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $6.1 million, or 8%, to $74.0 million for the three months ended March 31, 2018, as compared to $80.1 million for the three months ended March 31, 2017, primarily due to certain fully amortized intangible assets, including customer databases and customer contracts, primarily at Epsilon.

Interest expense, net.  Total interest expense, net increased $34.0 million, or 27%, to $159.2 million for the three months ended March 31, 2018 as compared to $125.2 million for the three months ended March 31, 2017. The increase was due to the following:

•

Securitization funding costs.  Securitization funding costs increased $16.9 million due to higher average borrowings, which increased funding costs by approximately $11.3 million, and higher average interest rates, which increased funding costs by approximately $5.6 million.

•

Interest expense on deposits.  Interest expense on deposits increased $9.5 million due to higher average borrowings, which increased interest expense by approximately $7.2 million, and higher average interest rates, which increased interest expense by approximately $2.3 million.

Index

•

Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $7.6 million primarily due to a $7.4 million increase in interest expense on term debt due to higher average borrowings and higher average interest rates due to increases in the LIBOR rate.

Taxes. Income tax expense decreased $26.1 million to $54.7 million for the three months ended March 31, 2018 from $80.8 million for the three months ended March 31, 2017, primarily due to the reduction in the federal statutory rate pursuant to tax reform enacted in December 2017. The effective tax rate for the current year quarter was 25.0% as compared to 35.6% for the prior year quarter.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs and interest expense on deposits.

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

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net income	$163.9	$146.4
Stock compensation expense	25.5	23.5
Provision for income taxes	54.7	80.8
Interest expense, net	159.2	125.2
Depreciation and other amortization	47.7	44.7
Amortization of purchased intangibles	74.0	80.1
Adjusted EBITDA	525.0	500.7
Less: Securitization funding costs	52.1	35.2
Less: Interest expense on deposits	35.5	26.0
Adjusted EBITDA, net	$437.4	$439.5

Index

Segment Revenue and Adjusted EBITDA, net
	Three Months Ended March 31,
	2018	2017	% Change
	(in millions, except percentages)
Revenue:
LoyaltyOne	$226.3	$333.1	(32)%
Epsilon	509.4	529.4	(4)
Card Services	1,155.2	1,023.2	13
Corporate/Other	0.2	—	nm*
Eliminations	(6.9)	(6.7)	nm*
Total	$1,884.2	$1,879.0	—%
Adjusted EBITDA, net:
LoyaltyOne	$53.9	$58.7	(8)%
Epsilon	91.6	85.0	8
Card Services	318.6	330.7	(4)
Corporate/Other	(26.7)	(34.9)	(23)
Total	$437.4	$439.5	—%

*not meaningful

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenue.  Total revenue increased $5.2 million to $1,884.2 million for the three months ended March 31, 2018 from $1,879.0 million for the three months ended March 31, 2017. The net increase was due to the following:

•LoyaltyOne. Revenue decreased $106.8 million, or 32%, to $226.3 million for the three months ended March 31, 2018 primarily due to the adoption of ASC 606, which negatively impacted revenue by $78.6 million. Additionally, redemption revenue from our short-term loyalty programs decreased 26% due to the timing and performance of programs in market.

•Epsilon. Revenue decreased $20.0 million, or 4%, to $509.4 million for the three months ended March 31, 2018 driven by a 25% decline in lower margin agency product offerings as compared to the prior year period.

•Card Services.  Revenue increased $132.0 million, or 13%, to $1,155.2 million for the three months ended March 31, 2018, driven by a $140.7 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending. This increase was offset in part by a $6.9 million decrease in servicing fees due to lower merchant fees as a result of increased payments to clients.

Adjusted EBITDA, net.  Adjusted EBITDA, net decreased $2.1 million to $437.4 million for the three months ended March 31, 2018 from $439.5 million for the three months ended March 31, 2017. The net decrease was due to the following:

•LoyaltyOne.  Adjusted EBITDA, net decreased $4.8 million, or 8%, to $53.9 million for the three months ended March 31, 2018 primarily due to underperformance of our short-term loyalty programs.

•Epsilon.  Adjusted EBITDA, net increased $6.6 million, or 8%, to $91.6 million for the three months ended March 31, 2018 due to a favorable revenue mix toward higher margin product offerings in the current year quarter as compared to the prior year quarter.

•Card Services.  Adjusted EBITDA, net decreased $12.1 million, or 4%, to $318.6 million for the three months ended March 31, 2018.  Adjusted EBITDA, net was negatively impacted by an increase in the provision for loan loss, an increase in payroll and benefit expenses to support in-house collections initiatives and a valuation adjustment to certain portfolios within credit card and loan receivables held for sale.

•Corporate/Other.  Adjusted EBITDA, net increased $8.2 million to a loss of $26.7 million for the three months ended March 31, 2018 due to lower payroll and benefit costs and a decrease in net foreign currency exchange losses realized.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	March 31,	% of	December 31,	% of
	2018	Total	2017	Total
	(In millions, except percentages)
Receivables outstanding - principal	$16,940.1	100.0%	$17,705.1	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	283.9	1.7%	301.5	1.7%
61 to 90 days	203.0	1.2	191.3	1.1
91 or more days	418.8	2.4	409.6	2.3
Total	$905.7	5.3%	$902.4	5.1%

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

	Three Months Ended
	March 31,
	2018	2017
	(In millions, except percentages)
Average credit card and loan receivables	$17,722.4	$15,685.4
Net charge-offs of principal receivables	296.1	247.9
Net charge-offs as a percentage of average credit card and loan receivables	6.7%	6.3%

See Note 5, “Credit Card and Loan Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. As of March 31, 2018, Comenity Bank’s Common Equity Tier 1 capital ratio was 14.2%, Tier 1 capital ratio was 14.2%, total capital ratio was 15.5% and leverage ratio was 12.1%. As of March 31, 2018, Comenity Capital Bank’s Common Equity Tier 1 capital ratio was 14.8%, Tier 1 capital ratio was 14.8%, total capital ratio was 16.1% and leverage ratio was 12.9%. Comenity Bank and Comenity Capital Bank are considered well capitalized.

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

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $649.9 million and $472.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase in operating cash flows of $177.8 million during the three months ended March 31, 2018 was due to an increase in profitability and an increase in cash provided by working capital.

Investing Activities.  Cash provided by investing activities was $392.9 million and $341.4 million for the three months ended March 31, 2018 and 2017, respectively. Significant components of investing activities are as follows:

•

Redemption settlement assets. Cash decreased $14.5 million for the three months ended March 31, 2018 due to additional funding to the redemption settlement assets for anticipated redemptions. For the three months ended March 31, 2017, cash decreased $137.0 million as we increased funding to the redemption settlement assets as a result of the breakage rate change in December 2016.

•

Credit card and loan receivables. Cash increased $470.5 million and $523.5 million for the three months ended March 31, 2018 and 2017, respectively, due to seasonal paydown of credit card and loan receivables.

•	Capital expenditures. Cash paid for capital expenditures was $44.7 million and $46.6 million for the three months ended March 31, 2018 and 2017, respectively.

Financing Activities. Cash used in financing activities was $1,213.8 million and $762.9 million for the three months ended March 31, 2018 and 2017, respectively. Significant components of financing activities are as follows:

•

Debt. Cash decreased $21.5 million in net repayments for the three months ended March 31, 2018, primarily due to net repayments under the revolving line of credit.  Cash increased $664.3 million in net borrowings for the three months ended March 31, 2017, primarily due to the issuance of €400.0 million 4.500% senior notes due 2022 and net borrowings under the revolving line of credit.

•

Non-recourse borrowings of consolidated securitization entities. Cash decreased $685.0 million and $765.0 million for the three months ended March 31, 2018 and 2017, respectively, due to net repayments and maturities under the asset-backed term notes and conduit facilities.

Index

•	Deposits. Cash decreased $448.4 million and $188.7 million for the three months ended March 31, 2018 and 2017, respectively, as a result of net repayments of deposits due to timing of maturities.
•	Dividends. Cash paid for dividends was $31.7 million and $29.0 million for the three months ended March 31, 2018 and 2017, respectively.
•

Treasury shares. Cash paid for treasury shares was $415.0 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, we did not repurchase any shares of our outstanding common stock.

Debt

Long-term and Other Debt

As of March 31, 2018, we had $494.0 million outstanding under our revolving line of credit and total availability of $1,078.4 million. Our total leverage ratio, as defined in our credit agreement, was 2.7 to 1 at March 31, 2018, as compared to the maximum covenant ratio of 3.5 to 1.

As of March 31, 2018, we were in compliance with our debt covenants.

On April 2, 2018, we redeemed our $500.0 million outstanding 6.375% senior notes due April 1, 2020 at par plus accrued interest. We funded the redemption with borrowings under our revolving line of credit.

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of March 31, 2018, we had $3.5 billion in money market deposits outstanding with interest rates ranging from 1.52% to 2.60%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

As of March 31, 2018, we had $7.0 billion in certificates of deposit outstanding with interest rates ranging from 1.00% to 3.10% and maturities ranging from April 2018 to March 2023. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

As of March 31, 2018, the WFN Trusts and the WFC Trust had approximately $13.6 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

At March 31, 2018, we had $8.1 billion of non-recourse borrowings of consolidated securitization entities, of which $2.7 billion is due within the next 12 months. As of March 31, 2018, total capacity under the conduit facilities was $4.5 billion, of which $2.9 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

Index

In February 2018, $500.0 million of Series 2013-A asset-backed term notes, $125.0 million of which were retained by us and eliminated from the unaudited condensed consolidated balance sheets, matured and were repaid.

In February 2018, Master Trust I issued $591.5 million of Series 2018-A asset-backed term notes, which mature in February 2021. The offering consisted of $525.0 million of Class A notes with a fixed interest rate of 3.07% per year and $66.5 million of notes that were retained by us and eliminated from the unaudited condensed consolidated balance sheets.

In April 2018, $500.0 million of Series 2015-A asset-backed term notes, $140.0 million of which were retained by us and eliminated from the unaudited condensed consolidated balance sheets, matured and were repaid.

The following table shows the maturities of borrowing commitments as of March 31, 2018 for the WFN Trusts and the WFC Trust by year:

	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Term notes	$966.0	$1,574.0	$1,467.2	$1,207.5	$—	$5,214.7
Conduit facilities (1)	—	4,455.0	—	—	—	4,455.0
Total (2)	$966.0	$6,029.0	$1,467.2	$1,207.5	$—	$9,669.7

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $2.2 billion of debt issued by the credit card securitization trusts that was retained by us and eliminated in the unaudited condensed consolidated financial statements.

See Note 10, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Stock Repurchase Programs

We have an authorized stock repurchase program to acquire up to $1.0 billion of our outstanding common stock through July 31, 2018. For the three months ended March 31, 2018, we did not repurchase any shares of our outstanding common stock, and $446.3 million remained authorized under the stock repurchase program at March 31, 2018.

Dividends

On January 25, 2018, our Board of Directors declared a quarterly cash dividend of $0.57 per share on our common stock to stockholders of record at the close of business on February 14, 2018, resulting in a dividend payment of $31.5 million on March 20, 2018. Additionally, we paid $0.2 million in cash related to dividend equivalent rights for the three months ended March 31, 2018.

On April 19, 2018, our Board of Directors declared a quarterly cash dividend of $0.57 per share on our common stock, payable on June 19, 2018, to stockholders of record at the close of business on May 14, 2018.

Critical Accounting Policies and Estimates

With the exception of the adoption of ASC 606, there have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2017. See “Recently Adopted Accounting Standards” under Note 1, “Summary of Significant Accounting Policies,” of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the adoption of ASC 606 on January 1, 2018.

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

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2017 related to our exposure to market risk from interest rate risk, credit risk, and foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018 (the end of our first fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our first quarter 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1.    Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.    Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2018:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2018:
January 1-31	3,596	$261.54	—	$446.3
February 1-28	4,159	246.04	—	446.3
March 1-31	5,354	228.07	—	446.3
Total	13,109	$242.95	—	$446.3

(1)

During the period represented by the table, 13,109 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

(2)

We have an authorized stock repurchase program to acquire up to $1.0 billion of our outstanding common stock through July 31, 2018. For the three months ended March 31, 2018, we did not repurchase any shares of our outstanding common stock, and $446.3 million remained authorized under the stock repurchase program at March 31, 2018. Our authorization is subject to any restrictions pursuant to the terms of our credit agreements, indentures, and applicable securities laws or otherwise.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a)None

(b)None

Index

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

+10.1	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	8-K	10.1	2/20/18

+10.2	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2018 grant EBT).	8-K	10.2	2/20/18

+10.3	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2018 grant rTSR).	8-K	10.3	2/20/18

10.4	(b) (c) (d)	Series 2018-A Indenture Supplement, dated as of February 28, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	3/5/18

10.5	(b) (c) (d)	Omnibus Amendment, dated as of May 3, 2018, among World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	5/4/18

31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	(a)

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

*Filed herewith

+Management contract, compensatory plan or arrangement

(a)Alliance Data Systems Corporation

(b)WFN Credit Company

(c)World Financial Network Credit Card Master Trust

(d)World Financial Network Credit Card Master Note Trust

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

	By:	/s/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

Date: May 8, 2018
	By:	/s/ CHARLES L. HORN
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: May 8, 2018