Form 10-Q
period 2018-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2018-08-07
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Emerging growth company ☐
Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of July 25, 2018, 54,943,591 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(In millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,449.2	$4,190.0
Accounts receivable, net, less allowance for doubtful accounts ($5.7 and $6.7 at June 30, 2018 and December 31, 2017 respectively)	691.6	822.3
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	13,524.9	14,293.9
Other credit card and loan receivables	4,460.0	4,319.9
Total credit card and loan receivables	17,984.9	18,613.8
Allowance for loan loss	(1,189.0)	(1,119.3)
Credit card and loan receivables, net	16,795.9	17,494.5
Credit card and loan receivables held for sale	984.2	1,026.3
Inventories, net	233.2	234.1
Other current assets	352.6	348.9
Redemption settlement assets, restricted	574.8	589.5
Total current assets	23,081.5	24,705.6
Property and equipment, net	620.9	613.9
Deferred tax asset, net	82.6	28.1
Intangible assets, net	667.8	800.6
Goodwill	3,857.8	3,880.1
Other non-current assets	640.3	656.5
Total assets	$28,950.9	$30,684.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$532.0	$651.2
Accrued expenses	395.4	442.8
Current portion of deposits	6,160.3	6,366.2
Current portion of non-recourse borrowings of consolidated securitization entities	2,477.3	1,339.9
Current portion of long-term and other debt	123.0	131.3
Other current liabilities	291.8	368.7
Deferred revenue	788.9	846.6
Total current liabilities	10,768.7	10,146.7
Deferred revenue	112.0	120.3
Deferred tax liability, net	189.1	211.2
Deposits	4,399.0	4,564.7
Non-recourse borrowings of consolidated securitization entities	5,295.9	7,467.4
Long-term and other debt	5,667.5	5,948.3
Other liabilities	399.4	370.9
Total liabilities	26,831.6	28,829.5
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 112.9 shares and 112.8 shares at June 30, 2018 and December 31, 2017, respectively	1.1	1.1
Additional paid-in capital	3,132.7	3,099.8
Treasury stock, at cost, 57.9 shares and 57.4 shares at June 30, 2018 and December 31, 2017, respectively	(5,371.7)	(5,272.5)
Retained earnings	4,493.6	4,167.1
Accumulated other comprehensive loss	(136.4)	(140.2)
Total stockholders’ equity	2,119.3	1,855.3
Total liabilities and stockholders' equity	$28,950.9	$30,684.8

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Revenues
Services	$609.5	$626.5	$1,204.6	$1,238.1
Redemption, net	147.5	184.5	279.4	435.3
Finance charges, net	1,146.9	1,010.8	2,304.1	2,027.4
Total revenue	1,903.9	1,821.8	3,788.1	3,700.8
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,001.6	1,014.4	2,015.5	2,056.5
Provision for loan loss	311.9	288.1	649.6	603.2
General and administrative	48.1	42.4	81.2	87.0
Depreciation and other amortization	48.6	45.2	96.3	89.9
Amortization of purchased intangibles	73.4	80.3	147.4	160.4
Total operating expenses	1,483.6	1,470.4	2,990.0	2,997.0
Operating income	420.3	351.4	798.1	703.8
Interest expense
Securitization funding costs	55.2	36.6	107.3	71.8
Interest expense on deposits	36.8	28.6	72.3	54.6
Interest expense on long-term and other debt, net	73.7	72.3	145.3	136.3
Total interest expense, net	165.7	137.5	324.9	262.7
Income before income taxes	254.6	213.9	473.2	441.1
Provision for income taxes	36.8	76.2	91.4	157.0
Net income	$217.8	$137.7	$381.8	$284.1

Net income per share:
Basic (Note 3)	$3.94	$2.48	$6.90	$5.07
Diluted (Note 3)	$3.93	$2.47	$6.87	$5.05

Weighted average shares:
Basic (Note 3)	55.2	55.6	55.3	56.0
Diluted (Note 3)	55.4	55.8	55.5	56.3

Dividends declared per share:	$0.57	$0.52	$1.14	$1.04

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Net income	$217.8	$137.7	$381.8	$284.1

Other comprehensive income:
Unrealized loss on securities available-for-sale	(2.3)	(2.7)	(5.3)	(2.0)
Tax benefit (expense)	0.3	(0.1)	1.3	(0.1)
Unrealized loss on securities available-for-sale, net of tax	(2.0)	(2.8)	(4.0)	(2.1)

Unrealized gain (loss) on cash flow hedges	1.8	(0.8)	1.7	(1.2)
Tax benefit (expense)	(0.4)	0.2	(0.4)	0.3
Unrealized gain (loss) on cash flow hedges, net of tax	1.4	(0.6)	1.3	(0.9)

Unrealized gain (loss) on net investment hedges	40.8	(38.6)	25.4	(43.7)
Tax benefit (expense)	(9.8)	14.8	(6.1)	16.3
Unrealized gain (loss) on net investment hedges, net of tax	31.0	(23.8)	19.3	(27.4)

Foreign currency translation adjustments	(30.3)	34.5	(12.8)	39.5

Other comprehensive income, net of tax	0.1	7.3	3.8	9.1

Total comprehensive income, net of tax	$217.9	$145.0	$385.6	$293.2

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2018	2017
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$381.8	$284.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243.7	250.3
Deferred income taxes	(82.0)	(61.0)
Provision for loan loss	649.6	603.2
Non-cash stock compensation	46.3	45.2
Amortization of deferred financing costs	25.5	21.2
Change in deferred revenue	(26.0)	(28.4)
Change in other operating assets and liabilities	(61.1)	(162.7)
Originations of credit card and loan receivables held for sale	(4,743.4)	(3,923.1)
Sales of credit card and loan receivables held for sale	4,791.9	3,920.7
Other	95.5	73.1
Net cash provided by operating activities	1,321.8	1,022.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(39.7)	(181.7)
Change in credit card and loan receivables	(121.2)	(286.4)
Proceeds from sale of credit card portfolio	55.6	—
Capital expenditures	(98.5)	(116.8)
Purchases of other investments	(50.1)	(4.9)
Maturities/sales of other investments	10.6	33.0
Other	7.1	(4.2)
Net cash used in investing activities	(236.2)	(561.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	2,399.1	5,856.9
Repayments of borrowings	(2,678.5)	(5,103.8)
Non-recourse borrowings of consolidated securitization entities	1,475.0	1,465.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(2,510.0)	(1,860.0)
Net (decrease) increase in deposits	(373.2)	332.1
Payment of deferred financing costs	(7.8)	(44.1)
Dividends paid	(63.3)	(58.0)
Purchase of treasury shares	(94.5)	(499.9)
Other	(15.8)	(15.1)
Net cash (used in) provided by financing activities	(1,869.0)	73.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.1)	3.8
Change in cash, cash equivalents and restricted cash	(787.5)	538.5
Cash, cash equivalents and restricted cash at beginning of period	4,314.7	1,968.5
Cash, cash equivalents and restricted cash at end of period	$3,527.2	$2,507.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$347.5	$251.1
Income taxes paid, net	$120.6	$181.9

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

	June 30,	June 30,
	2018	2017
	(In millions)
Cash and cash equivalents	$3,449.2	$1,945.9
Restricted cash included within other current assets (1)	33.8	473.9
Restricted cash included within redemption settlement assets, restricted (2)	44.2	87.2
Total cash, cash equivalents and restricted cash	$3,527.2	$2,507.0

(1)	Includes $433.8 million in principal accumulation at June 30, 2017 for the repayment of non-recourse borrowings of consolidated securitized debt that matured in July 2017.
(2)	See Note 8, “Redemption Settlement Assets,” for additional information regarding nature of restrictions.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842),” that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statements of income. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption and various optional practical expedients permitted. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” that provides transition relief by removing certain comparative period requirements and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, which is January 1, 2019 for the Company. The new standard may be applied using this additional transition method or a modified retrospective approach. The Company is evaluating the impact that adoption of ASU 2016-02 will have on its consolidated financial statements, but expects an increase in assets and liabilities on its consolidated balance sheets at adoption for the recording of right-of-use assets and corresponding

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

lease liabilities. The Company continues to assess the impact of adoption of the new standard on its existing policies, processes, systems and controls in conjunction with its review of existing lease agreements.

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

The Company adopted the standard on January 1, 2018 using the modified retrospective method. The Company’s adoption of this standard did not have a material impact on its consolidated results of operations or cash flows. ASC 606 does not apply to financial instruments and other contractual rights or obligations (for example, interest income and late fees from credit card and loan receivables), and therefore, the Company’s finance charges, net were not affected by the adoption of the standard. Most revenue streams are recorded consistently under both ASC 605, “Revenue Recognition” and the new standard; however, the Company noted the following impacts:

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. REVENUE

Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers,” applying the modified retrospective method to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. ASC 606 does not apply to financial instruments and other contractual rights or obligations.

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

The Company’s products and services are reported under three segments—LoyaltyOne, Epsilon and Card Services, and are listed below. The following presents revenue disaggregated by major source, as well as geographic region which is based on the location of the subsidiary that generally correlates with the location of the customer:

				Corporate/
Three Months Ended June 30, 2018	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$92.5	$—	$—	$—	$—	$92.5
Short-term loyalty programs	130.3	—	—	—	—	130.3
Technology services	—	255.1	—	—	(5.3)	249.8
Digital Media services	—	179.3	—	—	(1.3)	178.0
Agency services	—	79.8	—	—	(0.9)	78.9
Servicing fees, net	—	—	1.6	—	—	1.6
Other	22.9	—	—	0.2	(0.1)	23.0
Revenue from contracts with customers	$245.7	$514.2	$1.6	$0.2	$(7.6)	$754.1

Finance charges, net	—	—	1,146.9	—	—	1,146.9
Investment income	2.9	—	—	—	—	2.9
Total	$248.6	$514.2	$1,148.5	$0.2	$(7.6)	$1,903.9

				Corporate/
Six Months Ended June 30, 2018	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$182.4	$—	$—	$—	$—	$182.4
Short-term loyalty programs	244.4	—	—	—	—	244.4
Technology services	—	501.1	—	—	(11.7)	489.4
Digital Media services	—	357.5	—	—	(1.6)	355.9
Agency services	—	165.0	—	—	(1.0)	164.0
Servicing fees, net	—	—	(0.4)	—	—	(0.4)
Other	42.5	—	—	0.3	(0.1)	42.7
Revenue from contracts with customers	$469.3	$1,023.6	$(0.4)	$0.3	$(14.4)	$1,478.4

Finance charges, net	—	—	2,304.1	—	—	2,304.1
Investment income	5.6	—	—	—	—	5.6
Total	$474.9	$1,023.6	$2,303.7	$0.3	$(14.4)	$3,788.1

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

				Corporate/
Three Months Ended June 30, 2018	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Disaggregation of Revenue by Geographic Region:

United States	$6.3	$491.4	$1,148.5	$0.2	$(7.4)	$1,639.0
Canada	105.4	4.5	—	—	(0.1)	109.8
Europe, Middle East and Africa	91.1	16.2	—	—	(0.1)	107.2
Asia Pacific	28.9	2.1	—	—	—	31.0
Other	16.9	—	—	—	—	16.9
Total	$248.6	$514.2	$1,148.5	$0.2	$(7.6)	$1,903.9

				Corporate/
Six Months Ended June 30, 2018	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Disaggregation of Revenue by Geographic Region:

United States	$12.0	$977.9	$2,303.7	$0.3	$(14.2)	$3,279.7
Canada	211.0	8.2	—	—	(0.1)	219.1
Europe, Middle East and Africa	188.1	33.0	—	—	(0.1)	221.0
Asia Pacific	45.5	4.5	—	—	—	50.0
Other	18.3	—	—	—	—	18.3
Total	$474.9	$1,023.6	$2,303.7	$0.3	$(14.4)	$3,788.1

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

The amount of revenue recognized in a period is subject to the estimate of breakage and the estimated life of an AIR MILES reward mile. Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure. As of June 30, 2018, the breakage rate was 20% and the estimated life of an AIR MILES reward mile was 38 months.

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

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In millions)
Balance at January 1, 2018	$283.8	$683.1	$966.9
Cash proceeds	94.7	157.7	252.4
Revenue recognized (1)	(109.5)	(169.3)	(278.8)
Other	—	0.5	0.5
Effects of foreign currency translation	(11.6)	(28.5)	(40.1)
Balance at June 30, 2018	$257.4	$643.5	$900.9
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$145.4	$643.5	$788.9
Deferred revenue (non-current)	$112.0	$—	$112.0

(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $86.8 million in 2018, $104.0 million in 2019, $55.1 million in 2020, and $11.5 million in 2021.

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2018 was $87.5 million and the closing balance as of June 30, 2018 was $65.7 million, with the change due to revenue recognized of approximately $190.6 million during the six months ended June 30, 2018, offset in part by cash payments received in advance of program performance.

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

The Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each good or service that is distinct. Epsilon’s product offerings and the associated performance obligations for each product are as follows:

Product	Performance Obligation	Recognition	Basis of Revenue Recognition

Technology services	• Professional services	Over time	Recognized over time as the services are performed.
	• Email deployment	Point in time	Recognized at deployment.
	• Customer lifecycle marketing	Point in time	Recognized at delivery.

Digital Media services	• Digital campaign advertisement	Over time	Recognized on an output measure of the digital advertisement.
	• Affiliate marketing advertisements	Point in time	Recognized at delivery.
	• Data lists	Point in time	Recognized at delivery.

Agency services	• Professional services	Over time	Recognized over time as the services are performed.

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

Contract Liabilities. The Company records a contract liability when cash payments are received or due in advance of its performance. Contract liabilities for Epsilon are recognized in other current liabilities and other liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2018 was $22.8 million and the closing balance as of June 30, 2018 was $23.7 million.

Contract Costs. The Company recognizes an asset for the direct costs incurred to fulfill its contracts with customers to the extent it expects to recover those costs in accordance with ASC 340-40, “Other Assets and Deferred Costs –

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Contracts with Customers.” As of June 30, 2018, the remaining unamortized contract costs were $6.1 million. Contract fulfillment costs are generally deferred and amortized on a straight-line basis through the period in which the future performance obligation is satisfied. No impairment was recognized during the periods presented.

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

Contract Costs. The Company recognizes an asset for the incremental costs of obtaining or fulfilling a contract with the retailer for a credit card program agreement to the extent it expects to recover those costs, in accordance with ASC 340-40. As of June 30, 2018, the remaining unamortized contract costs were $386.8 million and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets. Contract costs are deferred and amortized on a straight-line basis over the respective term of the agreement, which represents the period of service. Depending on the nature of the contract costs, the amortization is recorded as a reduction to revenue, or costs of operations, in the Company’s unaudited condensed consolidated statements of income. Amortization of contract costs recorded as a reduction to revenue totaled $15.4 million and $32.6 million for the three and six months ended June 30, 2018, respectively. Amortization of contract costs recorded to cost of operations expense totaled $2.1 million and $4.6 million for the three and six months ended June 30, 2018, respectively. No impairment was recognized during the periods presented.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions except per share amounts)
Numerator:
Net income	$217.8	$137.7	$381.8	$284.1

Denominator:
Weighted average shares, basic	55.2	55.6	55.3	56.0
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	0.2	0.2	0.2	0.3
Denominator for diluted calculation	55.4	55.8	55.5	56.3

Basic net income per share	$3.94	$2.48	$6.90	$5.07
Diluted net income per share	$3.93	$2.47	$6.87	$5.05

For the three and six months ended June 30, 2018 and 2017, a de minimis amount of restricted stock units was excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

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

5. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	June 30,	December 31,
	2018	2017
	(In millions)
Principal receivables	$17,072.4	$17,705.1
Billed and accrued finance charges	871.2	887.0
Other	41.3	21.7
Total credit card and loan receivables	17,984.9	18,613.8
Less: Credit card receivables – restricted for securitization investors	13,524.9	14,293.9
Other credit card and loan receivables	$4,460.0	$4,319.9

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Balance at beginning of period	$1,169.3	$1,020.2	$1,119.3	$948.0
Provision for loan loss	311.9	288.1	649.6	603.2
Allowance associated with credit card and loan receivables transferred to held for sale	(5.2)	—	(11.8)	—
Change in estimate for uncollectible unpaid interest and fees	(5.0)	5.0	10.0	10.0
Recoveries	48.8	53.9	80.1	101.8
Principal charge-offs	(330.8)	(297.9)	(658.2)	(593.7)
Balance at end of period	$1,189.0	$1,069.3	$1,189.0	$1,069.3

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $182.0 million and $160.7 million for the three months ended June 30, 2018 and 2017, respectively, and $381.5 million and $317.3 million for the six months ended June 30, 2018 and 2017, respectively.

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

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	June 30,	% of	December 31,	% of
	2018	Total	2017	Total
	(In millions, except percentages)
Receivables outstanding - principal	$17,072.4	100.0%	$17,705.1	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	304.3	1.8%	301.5	1.7%
61 to 90 days	210.9	1.2	191.3	1.1
91 or more days	419.9	2.5	409.6	2.3
Total	$935.1	5.5%	$902.4	5.1%

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

The Company had $347.9 million and $260.2 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $97.3 million and $56.1 million, respectively, as of June 30, 2018 and December 31, 2017. These modified credit card receivables represented less than 2% of the Company’s total credit card receivables as of both June 30, 2018 and December 31, 2017.

The average recorded investment in impaired credit card receivables was $423.3 million and $219.2 million for the three months ended June 30, 2018 and 2017, respectively, and $359.8 million and $216.7 million for the six months ended June 30, 2018 and 2017, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $9.3 million and $4.8 million for the three months ended June 30, 2018 and 2017, respectively, and $15.3 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	70,236	$101.8	$101.6	350,308	$414.3	$413.8

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	47,624	$60.9	$60.9	92,872	$119.6	$119.5

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	174,835	$192.5	203,595	$227.5

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	24,060	$29.5	50,681	$61.6

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of June 30, 2018 and December 31, 2017, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:

	June 30, 2018
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	6.4	26.8%	$3,735.3	21.9%
13-24 Months	4.2	17.9	3,049.4	17.9
25-36 Months	2.8	11.9	2,243.3	13.1
37-48 Months	2.3	9.6	1,948.9	11.4
49-60 Months	1.5	6.5	1,276.9	7.5
Over 60 Months	6.5	27.3	4,818.6	28.2
Total	23.7	100.0%	$17,072.4	100.0%

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

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company’s credit card and loan receivables by obligor credit quality as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
		Percentage of		Percentage of
	Total Principal	Principal	Total Principal	Principal
Probability of an Account Becoming 91 or More Days Past	Receivables	Receivables	Receivables	Receivables
Due or Becoming Charged-off (within the next 12 months)	Outstanding	Outstanding	Outstanding	Outstanding
	(In millions, except percentages)
No Score	$174.6	1.0%	$210.6	1.2%
27.1% and higher	1,409.3	8.3	1,330.5	7.5
17.1% - 27.0%	833.0	4.9	850.5	4.8
12.6% - 17.0%	1,106.0	6.5	1,137.7	6.4
3.7% - 12.5%	6,953.3	40.7	7,449.7	42.1
1.9% - 3.6%	3,125.4	18.3	3,286.9	18.6
Lower than 1.9%	3,470.8	20.3	3,439.2	19.4
Total	$17,072.4	100.0%	$17,705.1	100.0%

Transfer of Financial Assets

The Company originates loans under an agreement with one of its clients, and after origination, these loan receivables are sold to the client at par value plus accrued interest. These transfers qualify for sale treatment as they meet the conditions established in ASC 860-10, “Transfers and Servicing.” Following the sale, the client owns the loan receivables, bears the risk of loss in the event of loan defaults and is responsible for all servicing functions related to the loan receivables. The loan receivables originated by the Company that have not yet been sold to the client were $78.8 million and $126.9 million at June 30, 2018 and December 31, 2017, respectively, and are included in credit card and loan receivables held for sale in the Company’s unaudited condensed consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximates fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale are reflected as operating activities in the Company’s unaudited condensed consolidated statements of cash flows. Effective July 2, 2018, the Company no longer originates loan receivables for this client.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $905.4 million and $899.4 million as of June 30, 2018 and December 31, 2017, respectively.

In the first quarter of 2018, the Company transferred one credit card portfolio totaling approximately $82.4 million out of credit card and loan receivables held for sale and into credit card and loan receivables, and transferred one credit card portfolio totaling approximately $90.1 million into credit card and loan receivables held for sale. The portfolio was transferred into credit card and loan receivables held for sale at the net carrying amount, inclusive of the related reserves for losses, as the fair value was estimated to be greater than the net carrying amount, and such amount will be the measurement basis until the sale of the portfolio.

In the second quarter of 2018, the Company transferred one credit card portfolio totaling approximately $54.6 million into credit card and loan receivables held for sale. The portfolio was transferred at the net carrying amount, inclusive of the related reserves for losses, as the fair value was estimated to be greater than the net carrying amount, and which was the measurement basis until the portfolio was sold in June 2018. The Company received preliminary cash consideration of approximately $55.6 million from the sale of the credit card portfolio, and the Company recognized a de minimis gain on the transaction.

Additionally, for the three and six months ended June 30, 2018, the Company recorded valuation adjustments of $14.2 million and $35.9 million, respectively, to reduce the value of certain portfolios within credit card and loan receivables held for sale. The Company carries its credit card and loan receivables held for sale at the lower of cost or fair value.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	June 30,	December 31,
	2018	2017
	(In millions)
Total credit card receivables – restricted for securitization investors	$13,524.9	$14,293.9
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$307.2	$295.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Net charge-offs of securitized principal	$240.3	$176.4	$485.3	$362.4

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. INVENTORIES, NET

Inventories, net of $233.2 million and $234.1 million at June 30, 2018 and December 31, 2017, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

7. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	June 30, 2018				December 31, 2017
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Marketable securities	$245.8	$—	$(7.4)	$238.4	$207.3	$0.2	$(2.5)	$205.0
U.S. Treasury bonds	50.0	—	(0.2)	49.8	50.0	—	(0.1)	49.9
Total	$295.8	$—	$(7.6)	$288.2	$257.3	$0.2	$(2.6)	$254.9

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2018 and December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2018
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$148.8	$(4.6)	$57.5	$(2.8)	$206.3	$(7.4)
U.S. Treasury bonds	24.8	(0.2)	—	—	24.8	(0.2)
Total	$173.6	$(4.8)	$57.5	$(2.8)	$231.1	$(7.6)

	December 31, 2017
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$104.5	$(0.9)	$67.3	$(1.6)	$171.8	$(2.5)
U.S. Treasury bonds	49.9	(0.1)	—	—	49.9	(0.1)
Total	$154.4	$(1.0)	$67.3	$(1.6)	$221.7	$(2.6)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at June 30, 2018 by contractual maturity are as follows:

	Amortized
	Cost	Fair Value
	(In millions)
Due in one year or less	$79.3	$79.1
Due after one year through five years	2.6	2.6
Due after five years through ten years	—	—
Due after ten years	213.9	206.5
Total	$295.8	$288.2

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of June 30, 2018, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2018 and 2017.

8. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	June 30, 2018				December 31, 2017
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Restricted cash	$44.2	$—	$—	$44.2	$74.3	$—	$—	$74.3
Mutual funds	24.5	—	—	24.5	27.3	—	(1.3)	26.0
Corporate bonds	513.3	—	(7.2)	506.1	495.0	—	(5.8)	489.2
Total	$582.0	$—	$(7.2)	$574.8	$596.6	$—	$(7.1)	$589.5

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2018 and December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2018
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Corporate bonds	$120.1	$(0.9)	$376.5	$(6.3)	$496.6	$(7.2)
Total	$120.1	$(0.9)	$376.5	$(6.3)	$496.6	$(7.2)

	December 31, 2017
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Mutual funds	$26.0	$(1.3)	$—	$—	$26.0	$(1.3)
Corporate bonds	328.0	(3.7)	161.2	(2.1)	489.2	(5.8)
Total	$354.0	$(5.0)	$161.2	$(2.1)	$515.2	$(7.1)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The amortized cost and estimated fair value of the securities at June 30, 2018 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In millions)
Due in one year or less	$62.4	$62.4
Due after one year through five years	475.4	468.2
Total	$537.8	$530.6

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of June 30, 2018, the Company does not consider the investments to be other-than-temporarily impaired.

Realized gains and losses on the sale of investment securities for each of the three and six months ended June 30, 2018 and 2017 were de minimis.

9. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2018
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,132.7	$(699.0)	$433.7	3-12 years—straight line
Premium on purchased credit card portfolios	316.3	(173.6)	142.7	3-13 years—straight line
Collector database	53.3	(51.5)	1.8	5 years—straight line
Publisher networks	140.2	(98.2)	42.0	5-7 years—straight line
Tradenames	76.4	(48.5)	27.9	8-15 years—straight line
Purchased data lists	11.1	(6.3)	4.8	1-5 years—straight line, accelerated
Favorable lease	6.0	(3.5)	2.5	6-10 years—straight line
	$1,736.0	$(1,080.6)	$655.4
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,748.4	$(1,080.6)	$667.8

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

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(In millions)
2018 (excluding the six months ended June 30, 2018)	$126.5
2019	205.8
2020	142.1
2021	78.9
2022	69.7
Thereafter	32.4

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne®	Epsilon®	Card Services	Corporate/ Other	Total
	(In millions)
Balance at December 31, 2017	$731.1	$2,887.3	$261.7	$—	$3,880.1
Effects of foreign currency translation	(21.8)	(0.5)	—	—	(22.3)
Balance at June 30, 2018	$709.3	$2,886.8	$261.7	$—	$3,857.8

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10. DEBT

Debt consists of the following:

	June 30,	December 31,
Description	2018	2017	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$752.0	$475.0	June 2022	(1)
2017 term loans	2,976.3	3,014.4	June 2022	(1)
BrandLoyalty credit agreement	175.1	198.0	June 2020	(2)
Senior notes due 2020	—	500.0	—	—
Senior notes due 2021	500.0	500.0	November 2021	5.875%
Senior notes due 2022	600.0	600.0	August 2022	5.375%
Senior notes due 2022 (€400.0 million)	467.4	479.9	March 2022	4.500%
Senior notes due 2023 (€300.0 million)	350.5	359.9	November 2023	5.250%
Capital lease obligations and other debt	15.1	8.8	Various – Jan 2019 – May 2022	2.24% to 4.91%
Total long-term and other debt	5,836.4	6,136.0
Less: Unamortized discount and debt issuance costs	45.9	56.4
Less: Current portion	123.0	131.3
Long-term portion	$5,667.5	$5,948.3

Deposits:
Certificates of deposit	$7,210.5	$7,526.0	Various – July 2018 – July 2023	1.13% to 4.00%
Money market deposits	3,371.7	3,429.4	Non-maturing	(3)
Total deposits	10,582.2	10,955.4
Less: Unamortized discount and debt issuance costs	22.9	24.5
Less: Current portion	6,160.3	6,366.2
Long-term portion	$4,399.0	$4,564.7

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$4,854.7	$4,704.7	Various – August 2018 – June 2021	1.44% to 4.55%
Floating rate asset-backed term note securities	—	360.0	—	—
Conduit asset-backed securities	2,930.0	3,755.0	Various – Jan 2019 – Dec 2019	(4)
Total non-recourse borrowings of consolidated securitization entities	7,784.7	8,819.7
Less: Unamortized discount and debt issuance costs	11.5	12.4
Less: Current portion	2,477.3	1,339.9
Long-term portion	$5,295.9	$7,467.4

(1)

The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At June 30, 2018, the weighted average interest rate was 4.16% and 4.09% for the revolving line of credit and term loans, respectively.

(2)

The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At June 30, 2018, the weighted average interest rate was 1.10% and 1.65% for the BrandLoyalty revolving line of credit and term loans, respectively.

(3)	The interest rates are based on the Federal Funds rate plus an applicable margin. At June 30, 2018, the interest rates ranged from 1.48% to 2.60%.
(4)

The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At June 30, 2018, the interest rates ranged from 3.05% to 3.28%.

At June 30, 2018, the Company was in compliance with its financial covenants.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Long-term and Other Debt

Credit Agreement

As of June 30, 2018, the Company’s credit agreement, as amended, provided for a $3,052.6 million in term loans subject to certain principal repayments and a $1,572.4 million revolving line of credit, with $820.4 million total availability.

BrandLoyalty Credit Agreement

As of June 30, 2018, amounts outstanding under the revolving lines of credit and the term loans under the BrandLoyalty credit agreement were €19.8 million and €130.0 million ($23.2 million and $151.9 million), respectively. The entire amount outstanding under the revolving lines of credit was uncommitted.

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

As of June 30, 2018, total capacity under the conduit facilities was $4.5 billion, of which $2.9 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

11. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At June 30, 2018, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of June 30, 2018, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is 12 months.

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

The following tables present the fair values of the derivative instruments included within the Company’s unaudited condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$60.3	$2.5	Other current assets	July 2018 to June 2019
Foreign currency exchange hedges	$28.2	$0.4	Other current liabilities	July 2018 to January 2019

Not designated as hedging instruments:
Foreign currency exchange forward contract	$63.1	$1.1	Other current assets	January 2019

	December 31, 2017
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$2.9	$0.1	Other current assets	August 2018 to October 2018
Foreign currency exchange hedges	$19.3	$0.3	Other current liabilities	January 2018 to October 2018

Not designated as hedging instruments:
Foreign currency exchange forward contracts	$168.0	$15.9	Other current assets	February 2018
Foreign currency exchange forward contract	$65.8	$3.5	Other current liabilities	March 2018

Derivatives Designated as Hedging Instruments

Gains of $1.4 million and $1.3 million, net of tax, were recognized in other comprehensive income for the three and six months ended June 30, 2018, respectively, related to foreign currency exchange hedges designated as effective. Losses of $0.6 million and $0.9 million, net of tax, were recognized in other comprehensive income for the three and six months ended June 30, 2017, respectively, related to foreign currency exchange hedges designated as effective.

Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when ineffectiveness occurs. Reclassifications from accumulated other comprehensive loss into net income (cost of operations) for each of the periods presented were not material. At June 30, 2018, $1.2 million is expected to be reclassified from accumulated other comprehensive loss into net income in the coming 12 months.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Derivatives Not Designated as Hedging Instruments

For the three and six months ended June 30, 2018, gains of $1.2 million and $8.2 million, respectively, related to foreign currency exchange forward contracts not designated as hedging instruments were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of income.

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

In February 2018, the Company de-designated its €500.0 million net investment hedge and re-designated €640.0 million of Euro-denominated senior notes as a net investment hedge of its investment in BrandLoyalty on an after-tax basis. The change in fair value of the net investment hedges due to remeasurement of the effective portion is recorded in other comprehensive income. The ineffective portion of this hedging instrument impacts net income when the ineffectiveness occurs. For the three and six months ended June 30, 2018, gains of $31.0 million and $19.3 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedges. For the three and six months ended June 30, 2017, losses of $23.8 million and $27.4 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedges.

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

The Company has an authorized stock repurchase program to acquire up to $1.0 billion of the Company’s outstanding common stock through July 31, 2018. For the six months ended June 30, 2018, the Company acquired a total of 0.5 million shares of its common stock for $99.2 million. As of June 30, 2018, the Company had $347.2 million remaining under the stock repurchase program.

On July 26, 2018, the Company’s Board of Directors authorized a new share repurchase program to acquire up to $500.0 million of the Company’s outstanding common stock from August 1, 2018 through July 31, 2019.

Stock Compensation Expense

Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Cost of operations	$13.8	$14.9	$33.1	$28.8
General and administrative	7.0	6.8	13.2	16.4
Total	$20.8	$21.7	$46.3	$45.2

During the six months ended June 30, 2018, the Company awarded 89,387 service-based restricted stock units with a weighted average grant date fair value per share of $239.32 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the six months ended June 30, 2018, the Company awarded 263,542 performance-based restricted stock units with a weighted average grant date fair value per share of $240.65 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 33% of the award on February 15, 2019, an additional 33% of the award on February 15, 2020 and the final 34% of the award on February 18, 2021, provided that the participant is employed by the Company on each such vesting date.

During the six months ended June 30, 2018, the Company also awarded 28,057 restricted stock units with a market-based condition subject to pre-defined vesting criteria that permit a range from 0% to 175% to be earned. The fair market value of these awards is $220.56 and was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation, expected volatility and risk-free rate over two-year time horizons matching the performance period. Upon determination of the market condition, the restrictions will lapse with respect to the entire award on February 15, 2020, provided that the participant is employed by the Company on such vesting date.

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

On April 19, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.57 per share on the Company’s common stock, payable on June 19, 2018, to stockholders of record at the close of business on May 14, 2018, resulting in a dividend payment of $31.5 million on June 19, 2018. Additionally, the Company paid $0.1 million in cash related to dividend equivalent rights for the three months ended June 30, 2018.

On July 19, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.57 per share on the Company’s common stock, payable on September 19, 2018, to stockholders of record at the close of business on August 14, 2018.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss), net of tax effects, are as follows:

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended June 30, 2018	on Securities	Flow Hedges	Investment Hedges	Adjustments (1)	Income (Loss)
	(In millions)
Balance at March 31, 2018	$(10.7)	$(0.2)	$(53.7)	$(71.9)	$(136.5)
Changes in other comprehensive income (loss)	(2.0)	1.4	31.0	(30.3)	0.1
Balance at June 30, 2018	$(12.7)	$1.2	$(22.7)	$(102.2)	$(136.4)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended June 30, 2017	on Securities	Flow Hedges	Investment Hedges	Adjustments (1)	Income (Loss)
	(In millions)
Balance at March 31, 2017	$(0.9)	$0.1	$0.5	$(148.6)	$(148.9)
Changes in other comprehensive income (loss)	(2.8)	(0.6)	(23.8)	34.5	7.3
Balance at June 30, 2017	$(3.7)	$(0.5)	$(23.3)	$(114.1)	$(141.6)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Six Months Ended June 30, 2018	on Securities	Flow Hedges	Investment Hedges	Adjustments (1)	Income (Loss)
	(In millions)
Balance at December 31, 2017	$(8.7)	$(0.1)	$(42.0)	$(89.4)	$(140.2)
Changes in other comprehensive income (loss)	(4.0)	1.3	19.3	(12.8)	3.8
Balance at June 30, 2018	$(12.7)	$1.2	$(22.7)	$(102.2)	$(136.4)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Six Months Ended June 30, 2017	on Securities	Flow Hedges	Investment Hedges	Adjustments (1)	Income (Loss)
	(In millions)
Balance at December 31, 2016	$(1.6)	$0.4	$4.1	$(153.6)	$(150.7)
Changes in other comprehensive income (loss)	(2.1)	(0.9)	(27.4)	39.5	9.1
Balance at June 30, 2017	$(3.7)	$(0.5)	$(23.3)	$(114.1)	$(141.6)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

Reclassifications from accumulated other comprehensive loss into net income for each of the periods presented were not material. Additionally, as of January 1, 2018, a cumulative-effect adjustment of $1.5 million was reclassified from accumulated other comprehensive loss to retained earnings related to the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” For more information, see Note 1, “Summary of Significant Accounting Policies.”

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

Fair Value of Financial Instruments  — The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Financial assets
Credit card and loan receivables, net	$16,795.9	$17,715.1	$17,494.5	$18,427.8
Credit card and loan receivables held for sale	984.2	1,081.9	1,026.3	1,067.6
Redemption settlement assets, restricted	574.8	574.8	589.5	589.5
Other investments	288.2	288.2	254.9	254.9
Derivative instruments	3.6	3.6	16.0	16.0
Financial liabilities
Derivative instruments	0.4	0.4	3.8	3.8
Deposits	10,559.3	10,504.7	10,930.9	10,937.1
Non-recourse borrowings of consolidated securitization entities	7,773.2	7,728.0	8,807.3	8,805.3
Long-term and other debt	5,790.5	5,876.0	6,079.6	6,186.4

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2018 and December 31, 2017:

		Fair Value Measurements at
		June 30, 2018 Using
	Balance at
	June 30,
	2018	Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$24.5	$24.5	$—	$—
Corporate bonds (1)	506.1	—	506.1	—
Marketable securities (2)	238.4	24.8	213.6	—
U.S. Treasury bonds (2)	49.8	49.8	—	—
Derivative instruments (3)	3.6	—	3.6	—
Total assets measured at fair value	$822.4	$99.1	$723.3	$—

Derivative instruments (3)	$0.4	$—	$0.4	$—
Total liabilities measured at fair value	$0.4	$—	$0.4	$—

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

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2018 and 2017.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements at
	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$17,715.1	$—	$—	$17,715.1
Credit card and loan receivables held for sale	1,081.9	—	—	1,081.9
Total	$18,797.0	$—	$—	$18,797.0

Financial liabilities:
Deposits	$10,504.7	$—	$10,504.7	$—
Non-recourse borrowings of consolidated securitization entities	7,728.0	—	7,728.0	—
Long-term and other debt	5,876.0	—	5,876.0	—
Total	$24,108.7	$—	$24,108.7	$—

	Fair Value Measurements at
	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$18,427.8	$—	$—	$18,427.8
Credit card and loan receivables held for sale	1,067.6	—	—	1,067.6
Total	$19,495.4	$—	$—	$19,495.4

Financial liabilities:
Deposits	$10,937.1	$—	$10,937.1	$—
Non-recourse borrowings of consolidated securitization entities	8,805.3	—	8,805.3	—
Long-term and other debt	6,186.4	—	6,186.4	—
Total	$25,928.8	$—	$25,928.8	$—

15. INCOME TAXES

For the three and six months ended June 30, 2018, the Company utilized an effective tax rate of 14.4% and 19.3%, respectively, to calculate its provision for income taxes.  For each of the three and six months ended June 30, 2017, the Company utilized an effective tax rate of 35.6%. The decrease in the effective tax rate was due to the reduction in the federal statutory rate pursuant to tax reform enacted in December 2017 and a tax benefit associated with foreign restructuring in the current year quarter, offset in part by the negative impact of the Supreme Court’s recent decision in South Dakota v. Wayfair, Inc.

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

				Corporate/
Three Months Ended June 30, 2018	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$248.6	$514.2	$1,148.5	$0.2	$(7.6)	$1,903.9

Income (loss) before income taxes	$44.3	$25.3	$307.3	$(122.3)	$—	$254.6
Interest expense, net	1.3	—	92.0	72.4	—	165.7
Operating income (loss)	45.6	25.3	399.3	(49.9)	—	420.3
Depreciation and amortization	21.5	73.3	25.3	1.9	—	122.0
Stock compensation expense	2.4	8.3	3.1	7.0	—	20.8
Adjusted EBITDA (1)	69.5	106.9	427.7	(41.0)	—	563.1
Less: Securitization funding costs	—	—	55.2	—	—	55.2
Less: Interest expense on deposits	—	—	36.8	—	—	36.8
Adjusted EBITDA, net (1)	$69.5	$106.9	$335.7	$(41.0)	$—	$471.1

				Corporate/
Three Months Ended June 30, 2017	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$280.0	$543.8	$1,005.0	$—	$(7.0)	$1,821.8

Income (loss) before income taxes	$33.5	$19.9	$276.1	$(115.6)	$—	$213.9
Interest expense, net	1.0	0.1	65.2	71.2	—	137.5
Operating income (loss)	34.5	20.0	341.3	(44.4)	—	351.4
Depreciation and amortization	19.5	77.9	26.1	2.0	—	125.5
Stock compensation expense	2.7	8.9	3.3	6.8	—	21.7
Adjusted EBITDA (1)	56.7	106.8	370.7	(35.6)	—	498.6
Less: Securitization funding costs	—	—	36.6	—	—	36.6
Less: Interest expense on deposits	—	—	28.6	—	—	28.6
Adjusted EBITDA, net (1)	$56.7	$106.8	$305.5	$(35.6)	$—	$433.4

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

				Corporate/
Six Months Ended June 30, 2018	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$474.9	$1,023.6	$2,303.7	$0.3	$(14.4)	$3,788.1

Income (loss) before income taxes	$71.4	$32.5	$596.6	$(227.3)	$—	$473.2
Interest expense, net	2.6	0.1	179.6	142.6	—	324.9
Operating income (loss)	74.0	32.6	776.2	(84.7)	—	798.1
Depreciation and amortization	43.5	146.3	50.1	3.8	—	243.7
Stock compensation expense	5.9	19.6	7.6	13.2	—	46.3
Adjusted EBITDA (1)	123.4	198.5	833.9	(67.7)	—	1,088.1
Less: Securitization funding costs	—	—	107.3	—	—	107.3
Less: Interest expense on deposits	—	—	72.3	—	—	72.3
Adjusted EBITDA, net (1)	$123.4	$198.5	$654.3	$(67.7)	$—	$908.5

				Corporate/
Six Months Ended June 30, 2017	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$613.0	$1,073.1	$2,028.2	$—	$(13.5)	$3,700.8

Income (loss) before income taxes	$69.9	$18.3	$577.9	$(225.0)	$—	$441.1
Interest expense, net	2.1	0.1	126.4	134.1	—	262.7
Operating income (loss)	72.0	18.4	704.3	(90.9)	—	703.8
Depreciation and amortization	38.6	155.8	51.9	4.0	—	250.3
Stock compensation expense	4.8	17.6	6.4	16.4	—	45.2
Adjusted EBITDA (1)	115.4	191.8	762.6	(70.5)	—	999.3
Less: Securitization funding costs	—	—	71.8	—	—	71.8
Less: Interest expense on deposits	—	—	54.6	—	—	54.6
Adjusted EBITDA, net (1)	$115.4	$191.8	$636.2	$(70.5)	$—	$872.9

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

2018 Highlights and Recent Developments

•	For the six months ended June 30, 2018, as compared to the six months ended June 30, 2017:
•

Revenue increased 2% to $3.8 billion, and when adjusted for the presentation of certain redemption revenue of $144.9 million where we do not control the goods or services before they are transferred to the customer on a net basis, effective January 1, 2018 with the adoption of ASC 606, “Revenue from Contracts with Customers,” revenue increased 6% to $3.9 billion.

•	Net income increased 34% to $381.8 million.
•	Earnings per share increased 36% to $6.87.
•	Adjusted EBITDA, net increased 4% to $908.5 million.
•	We repurchased approximately 0.5 million shares of our common stock for $99.2 million for the six months ended June 30, 2018.
•	We paid dividends of $63.3 million for the six months ended June 30, 2018.
•	In June 2018, we sold one credit card portfolio for preliminary cash consideration of approximately $55.6 million.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in millions, except percentages)
Revenues
Services	$609.5	$626.5	(3)%	$1,204.6	$1,238.1	(3)%
Redemption, net	147.5	184.5	(20)	279.4	435.3	(36)
Finance charges, net	1,146.9	1,010.8	13	2,304.1	2,027.4	14
Total revenue	1,903.9	1,821.8	5	3,788.1	3,700.8	2
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	1,001.6	1,014.4	(1)	2,015.5	2,056.5	(2)
Provision for loan loss	311.9	288.1	8	649.6	603.2	8
General and administrative	48.1	42.4	13	81.2	87.0	(7)
Depreciation and other amortization	48.6	45.2	7	96.3	89.9	7
Amortization of purchased intangibles	73.4	80.3	(9)	147.4	160.4	(8)
Total operating expenses	1,483.6	1,470.4	1	2,990.0	2,997.0	-
Operating income	420.3	351.4	20	798.1	703.8	13
Interest expense
Securitization funding costs	55.2	36.6	51	107.3	71.8	50
Interest expense on deposits	36.8	28.6	29	72.3	54.6	32
Interest expense on long-term and other debt, net	73.7	72.3	2	145.3	136.3	7
Total interest expense, net	165.7	137.5	21	324.9	262.7	24
Income before income tax	254.6	213.9	19	473.2	441.1	7
Provision for income taxes	36.8	76.2	(52)	91.4	157.0	(42)
Net income	$217.8	$137.7	58%	$381.8	$284.1	34%

Key Operating Metrics:
Credit card statements generated	74.6	71.4	5%	152.4	143.6	6%
Credit sales	$7,567.9	$7,515.4	1%	$14,373.5	$14,094.6	2%
Average credit card and loan receivables	$17,570.4	$15,739.9	12%	$17,646.4	$15,712.7	12%
AIR MILES reward miles issued	1,444.7	1,422.6	2%	2,671.0	2,658.6	-%
AIR MILES reward miles redeemed	1,068.1	1,076.5	(1)%	2,246.3	2,302.8	(2)%

Index

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenue.  Total revenue increased $82.1 million, or 5%, to $1,903.9 million for the three months ended June 30, 2018 from $1,821.8 million for the three months ended June 30, 2017. The net increase was due to the following:

•Services. Revenue decreased $17.0 million, or 3%, to $609.5 million for the three months ended June 30, 2018 as a result of a $20.2 million decrease in marketing services revenue primarily due to declines in lower margin pass-through agency and site-based display product offerings, offset in part by a $5.6 million increase in merchant fees, which are transaction fees charged to the retailer, as a result of decreased payments to clients.

•Redemption, net. Revenue decreased $37.0 million, or 20%, to $147.5 million for the three months ended June 30, 2018 primarily due to the adoption of ASC 606, which negatively impacted revenue by $66.3 million. Upon adoption of ASC 606, certain redemption revenue for which we do not control the good or service prior to transferring it to the collector is recorded on a net basis, which reduced both redemption revenue and cost of operations by $66.3 million for the three months ended June 30, 2018. This decrease was partially offset by the increase of $28.0 million in redemption revenue from our short-term loyalty programs due to an increase in the number of active programs in market.

•Finance charges, net.  Revenue increased $136.1 million, or 13%, to $1,146.9 million for the three months ended June 30, 2018, driven by higher average credit card and loan receivables, which impacted revenue by $151.5 million through a combination of recent credit card portfolio acquisitions and increased credit sales, offset in part by a decline in yield.

Cost of operations.  Cost of operations decreased $12.8 million, or 1%, to $1,001.6 million for the three months ended June 30, 2018 as compared to $1,014.4 million for the three months ended June 30, 2017. The net decrease was due to the following:

•Within the LoyaltyOne segment, cost of operations decreased $44.4 million due to a $66.3 million decrease in cost of redemptions related to the adoption of ASC 606 as discussed above. This decrease was offset in part by a $25.9 million increase in cost of redemptions related to our short-term loyalty programs due to the increase in redemption revenue.

•Within the Epsilon segment, cost of operations decreased $30.3 million, or 7%, due to a decrease in direct costs associated with a 5% decline in revenue.

•Within the Card Services segment, cost of operations increased $62.6 million due to a 17% increase in payroll and benefit expenses to support in-house collections and operational initiatives, an 18% increase in marketing expenses to drive credit sales and additional professional fees to support operational initiatives. Further, other operating expenses increased due to higher credit card processing costs attributable to increases in volume associated with growth in credit card and loan receivables.

Provision for loan loss.  Provision for loan loss increased $23.8 million, or 8%, to $311.9 million for the three months ended June 30, 2018 as compared to $288.1 million for the three months ended June 30, 2017. The increase in the provision for loan loss was driven by higher net charge-offs.

General and administrative.  General and administrative expenses increased $5.7 million, or 13%, to $48.1 million for the three months ended June 30, 2018 as compared to $42.4 million for the three months ended June 30, 2017, due to an increase in charitable contributions and higher payroll and benefit costs, offset in part by a $3.1 million decrease in net foreign currency exchange losses realized.

Depreciation and other amortization. Depreciation and other amortization increased $3.4 million, or 7%, to $48.6 million for the three months ended June 30, 2018 as compared to $45.2 million for the three months ended June 30, 2017, due to additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $6.9 million, or 9%, to $73.4 million for the three months ended June 30, 2018, as compared to $80.3 million for the three months ended June 30, 2017, primarily due to certain fully amortized intangible assets, including customer databases and portfolio premiums.

Index

Interest expense, net.  Total interest expense, net increased $28.2 million, or 21%, to $165.7 million for the three months ended June 30, 2018 as compared to $137.5 million for the three months ended June 30, 2017. The increase was due to the following:

•

Securitization funding costs.  Securitization funding costs increased $18.6 million due to higher average interest rates, which increased funding costs by approximately $11.0 million, and higher average borrowings, which increased funding costs by approximately $7.6 million.

•

Interest expense on deposits.  Interest expense on deposits increased $8.2 million due to higher average borrowings, which increased interest expense by approximately $7.0 million, and higher average interest rates, which increased interest expense by approximately $1.2 million.

•

Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $1.4 million primarily due to a $9.2 million increase in interest expense on term debt and a $3.7 million increase in interest expense on the revolving line of credit due to higher average borrowings and higher average interest rates due to increases in the LIBOR rate. Additionally, amortization of debt issuance costs increased $1.7 million. These increases were offset in part by a $13.6 million decrease in interest expense on senior notes primarily due to the repayment of senior notes in December 2017 and April 2018.

Taxes. Income tax expense decreased $39.4 million to $36.8 million for the three months ended June 30, 2018 from $76.2 million for the three months ended June 30, 2017, due to the reduction in the federal statutory rate pursuant to tax reform enacted in December 2017 and a tax benefit associated with foreign restructuring, offset in part by the negative impact of the Supreme Court’s recent decision in South Dakota v. Wayfair, Inc. The effective tax rate for the current quarter was 14.4% as compared to 35.6% for the prior year quarter.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenue.  Total revenue increased $87.3 million, or 2%, to $3,788.1 million for the six months ended June 30, 2018 from $3,700.8 million for the six months ended June 30, 2017. The net increase was due to the following:

•Services. Revenue decreased $33.5 million, or 3%, to $1,204.6 million for the six months ended June 30, 2018 as a result of a $33.8 million decrease in marketing services revenue due to declines in lower margin pass‑through agency and site-based display product offerings.

•Redemption, net. Revenue decreased $155.9 million, or 36%, to $279.4 million for the six months ended June 30, 2018 primarily due to the adoption of ASC 606, which negatively impacted revenue by $144.9 million. Upon adoption of ASC 606, certain redemption revenue for which we do not control the good or service prior to transferring it to the collector is recorded on a net basis, which reduced both redemption revenue and cost of operations by $144.9 million for the six months ended June 30, 2018. Additionally, redemption revenue from our short-term loyalty programs decreased 4% due to weakness in the first quarter of 2018.

•Finance charges, net.  Revenue increased $276.7 million, or 14%, to $2,304.1 million for the six months ended June 30, 2018, driven by higher average credit card and loan receivables, which impacted revenue by $316.9 million through a combination of recent credit card portfolio acquisitions and increased credit sales, offset in part by a decline in yield.

Cost of operations.  Cost of operations decreased $41.0 million, or 2%, to $2,015.5 million for the six months ended June 30, 2018 as compared to $2,056.5 million for the six months ended June 30, 2017. The net decrease was due to the following:

•Within the LoyaltyOne segment, cost of operations decreased $145.0 million due to a $144.9 million decrease in cost of redemptions related to the adoption of ASC 606 as discussed above.

•Within the Epsilon segment, cost of operations decreased $54.2 million, or 6%, due to a decrease in direct costs associated with a 5% decline in revenue.

•Within the Card Services segment, cost of operations increased $158.9 million due to a 17% increase in payroll and benefit expenses to support in-house collections and operational initiatives, a 15% increase in marketing expenses to drive credit sales and additional professional fees to support operational initiatives. Further, other

Index

operating expenses increased due to higher credit card processing costs attributable to increases in volume associated with growth in credit card and loan receivables and valuation adjustments to certain portfolios within credit card and loan receivables held for sale.

Provision for loan loss.  Provision for loan loss increased $46.4 million, or 8%, to $649.6 million for the six months ended June 30, 2018 as compared to $603.2 million for the six months ended June 30, 2017. The increase in the provision for loan loss was driven by an increase in net charge-offs.

General and administrative.  General and administrative expenses decreased $5.8 million, or 7%, to $81.2 million for the six months ended June 30, 2018 as compared to $87.0 million for the six months ended June 30, 2017, due to a $7.8 million decrease in net foreign currency exchange losses realized, offset in part by an increase in charitable contributions.

Depreciation and other amortization. Depreciation and other amortization increased $6.4 million, or 7%, to $96.3 million for the six months ended June 30, 2018 as compared to $89.9 million for the six months ended June 30, 2017, due to additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $13.0 million, or 8%, to $147.4 million for the six months ended June 30, 2018, as compared to $160.4 million for the six months ended June 30, 2017, primarily due to certain fully amortized intangible assets, including customer databases and portfolio premiums.

Interest expense, net.  Total interest expense, net increased $62.2 million, or 24%, to $324.9 million for the six months ended June 30, 2018 as compared to $262.7 million for the six months ended June 30, 2017. The increase was due to the following:

•

Securitization funding costs.  Securitization funding costs increased $35.5 million due to higher average borrowings, which increased funding costs by approximately $18.3 million, and higher average interest rates, which increased funding costs by approximately $17.2 million.

•

Interest expense on deposits.  Interest expense on deposits increased $17.7 million due to higher average borrowings, which increased interest expense by approximately $14.3 million, and higher average interest rates, which increased interest expense by approximately $3.4 million.

•

Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $9.0 million primarily due to a $16.6 million increase in interest expense on term debt and a $3.4 million increase in interest expense on the revolving line of credit due to higher average borrowings and higher average interest rates due to increases in the LIBOR rate. Additionally, amortization of debt issuance costs increased $2.2 million. These increases were offset in part by a $13.3 million decrease in interest expense on senior notes primarily due to the repayment of senior notes in December 2017 and April 2018.

Taxes. Income tax expense decreased $65.6 million to $91.4 million for the six months ended June 30, 2018 from $157.0 million for the six months ended June 30, 2017, due to the reduction in the federal statutory rate pursuant to tax reform enacted in December 2017 and a tax benefit associated with foreign restructuring in the current year quarter, offset in part by the negative impact of the Supreme Court’s recent decision in South Dakota v. Wayfair, Inc. The effective tax rate for the six months ended June 30, 2018 was 19.3% as compared to 35.6% for the six months ended June 30, 2017.

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

Index

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net income	$217.8	$137.7	$381.8	$284.1
Stock compensation expense	20.8	21.7	46.3	45.2
Provision for income taxes	36.8	76.2	91.4	157.0
Interest expense, net	165.7	137.5	324.9	262.7
Depreciation and other amortization	48.6	45.2	96.3	89.9
Amortization of purchased intangibles	73.4	80.3	147.4	160.4
Adjusted EBITDA	563.1	498.6	1,088.1	999.3
Less: Securitization funding costs	55.2	36.6	107.3	71.8
Less: Interest expense on deposits	36.8	28.6	72.3	54.6
Adjusted EBITDA, net	$471.1	$433.4	$908.5	$872.9

Segment Revenue and Adjusted EBITDA, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in millions, except percentages)
Revenue:
LoyaltyOne	$248.6	$280.0	(11)%	$474.9	$613.0	(23)%
Epsilon	514.2	543.8	(5)	1,023.6	1,073.1	(5)
Card Services	1,148.5	1,005.0	14	2,303.7	2,028.2	14
Corporate/Other	0.2	—	nm*	0.3	—	nm*
Eliminations	(7.6)	(7.0)	nm*	(14.4)	(13.5)	nm*
Total	$1,903.9	$1,821.8	5%	$3,788.1	$3,700.8	2%
Adjusted EBITDA, net:
LoyaltyOne	$69.5	$56.7	22%	$123.4	$115.4	7%
Epsilon	106.9	106.8	—	198.5	191.8	3
Card Services	335.7	305.5	10	654.3	636.2	3
Corporate/Other	(41.0)	(35.6)	15	(67.7)	(70.5)	(4)
Total	$471.1	$433.4	9%	$908.5	$872.9	4%

*not meaningful

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenue.  Total revenue increased $82.1 million, or 5%, to $1,903.9 million for the three months ended June 30, 2018 from $1,821.8 million for the three months ended June 30, 2017. The net increase was due to the following:

•LoyaltyOne. Revenue decreased $31.4 million, or 11%, to $248.6 million for the three months ended June 30, 2018 primarily due to the adoption of ASC 606, which negatively impacted revenue by $66.3 million. This decrease was offset in part by a $28.0 million increase in redemption revenue from our short-term loyalty

Index

programs due to an increase in the number of active programs in market, supported by events including the FIFA World CupTM.

•Epsilon. Revenue decreased $29.6 million, or 5%, to $514.2 million for the three months ended June 30, 2018, driven by double-digit declines in lower margin agency and site-based display product offerings as compared to the prior year period.

•Card Services.  Revenue increased $143.5 million, or 14%, to $1,148.5 million for the three months ended June 30, 2018, driven by a $136.1 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending. Additionally, servicing fees increased $7.5 million due to an increase in merchant fees, which are transaction fees charged to the retailer, as a result of decreased payments to clients.

Adjusted EBITDA, net.  Adjusted EBITDA, net increased $37.7 million, or 9%, to $471.1 million for the three months ended June 30, 2018 from $433.4 million for the three months ended June 30, 2017. The net increase was due to the following:

•LoyaltyOne.  Adjusted EBITDA, net increased $12.8 million, or 22%, to $69.5 million for the three months ended June 30, 2018, driven by increases in both our coalition and short-term loyalty programs.

•Epsilon.  Adjusted EBITDA, net was $106.9 million for the three months ended June 30, 2018 as compared to $106.8 million in the prior year quarter due to a favorable revenue mix toward higher margin product offerings, offset by the decrease in revenue.

•Card Services.  Adjusted EBITDA, net increased $30.2 million, or 10%, to $335.7 million for the three months ended June 30, 2018.  Adjusted EBITDA, net was positively impacted by an increase in finance charges, net, which was primarily offset by an increase in the provision for loan loss resulting from higher net charge-offs as well as an increase in payroll and benefit expenses to support in-house collections and operational initiatives and higher funding costs.

•Corporate/Other.  Adjusted EBITDA, net decreased $5.4 million to a loss of $41.0 million for the three months ended June 30, 2018 due to an increase in charitable contributions and higher payroll and benefit costs, offset in part by a decrease in net foreign currency exchange losses realized.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenue.  Total revenue increased $87.3 million, or 2%, to $3,788.1 million for the six months ended June 30, 2018 from $3,700.8 million for the six months ended June 30, 2017. The net increase was due to the following:

•LoyaltyOne. Revenue decreased $138.1 million, or 23%, to $474.9 million for the six months ended June 30, 2018 primarily due to the adoption of ASC 606, which negatively impacted revenue by $144.9 million.

•Epsilon. Revenue decreased $49.5 million, or 5%, to $1,023.6 million for the six months ended June 30, 2018 primarily due to double-digit declines in lower margin agency and site-based display product offerings as compared to the prior year period.

•Card Services.  Revenue increased $275.5 million, or 14%, to $2,303.7 million for the six months ended June 30, 2018, driven by a $276.7 million increase in finance charges, net as a result of an increase in average credit card and loan receivables due to recent portfolio acquisitions and strong cardholder spending.

Adjusted EBITDA, net.  Adjusted EBITDA, net increased $35.6 million, or 4%, to $908.5 million for the six months ended June 30, 2018 from $872.9 million for the six months ended June 30, 2017. The increase was due to the following:

•LoyaltyOne.  Adjusted EBITDA, net increased $8.0 million, or 7%, to $123.4 million for the six months ended June 30, 2018 primarily due to strong performance in the second quarter by our short-term loyalty programs.

•Epsilon.  Adjusted EBITDA, net increased $6.7 million, or 3%, to $198.5 million for the six months ended June 30, 2018 due to a favorable revenue mix toward higher margin product offerings in the current year period as

Index

compared to the prior year period, offset in part by the decrease in revenue.

•Card Services.  Adjusted EBITDA, net increased $18.1 million, or 3%, to $654.3 million for the six months ended June 30, 2018.  Adjusted EBITDA, net was positively impacted by an increase in finance charges, net. This increase was primarily offset by an increase in the provision for loan loss resulting from higher net charge-offs, an increase in payroll and benefit expenses to support in-house collections and operational initiatives, valuation adjustments to certain portfolios within credit card and loan receivables held for sale, and higher funding costs.

•Corporate/Other.  Adjusted EBITDA, net increased $2.8 million to a loss of $67.7 million for the six months ended June 30, 2018 due to lower payroll and benefit costs and a decrease in net foreign currency exchange losses realized.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	June 30,	% of	December 31,	% of
	2018	Total	2017	Total
	(In millions, except percentages)
Receivables outstanding - principal	$17,072.4	100.0%	$17,705.1	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	304.3	1.8%	301.5	1.7%
61 to 90 days	210.9	1.2	191.3	1.1
91 or more days	419.9	2.5	409.6	2.3
Total	$935.1	5.5%	$902.4	5.1%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions, except percentages)
Average credit card and loan receivables	$17,570.4	$15,739.9	$17,646.4	$15,712.7
Net charge-offs of principal receivables	282.0	244.0	578.1	491.9
Net charge-offs as a percentage of average credit card and loan receivables	6.4%	6.2%	6.6%	6.3%

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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. As of June 30, 2018, Comenity Bank’s Common Equity Tier 1 capital ratio was 14.3%, Tier 1 capital ratio was 14.3%, total capital ratio was 15.6% and leverage ratio was 12.2%. As of June 30, 2018, Comenity Capital Bank’s Common Equity Tier 1 capital ratio was 15.0%, Tier 1 capital ratio was 15.0%, total capital ratio was 16.3% and leverage ratio was 13.3%. Comenity Bank and Comenity Capital Bank are considered well capitalized.

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

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $1,321.8 million and $1,022.6 million for the six months ended June 30, 2018 and 2017, respectively. The increase in operating cash flows of $299.2 million during the six months ended June 30, 2018 was due to an increase in profitability and an increase in cash provided by working capital.

Investing Activities.  Cash used in investing activities was $236.2 million and $561.0 million for the six months ended June 30, 2018 and 2017, respectively. Significant components of investing activities are as follows:

•

Redemption settlement assets. Cash decreased $39.7 million for the six months ended June 30, 2018 due to additional investments in corporate bonds within the redemption settlement assets. Cash decreased $181.7 million for the six months ended June 30, 2017 as we increased funding to the redemption settlement assets as a result of the breakage rate change in December 2016.

Index

•	Credit card and loan receivables. Cash decreased $121.2 million and $286.4 million for the six months ended June 30, 2018 and 2017, respectively, due to growth in credit card and loan receivables.
•	Proceeds from sale of credit card portfolio. During the six months ended June 30, 2018, we received preliminary cash consideration of $55.6 million from the sale of one credit card portfolio.
•	Capital expenditures. Cash paid for capital expenditures was $98.5 million and $116.8 million for the six months ended June 30, 2018 and 2017, respectively.

Financing Activities. Cash used in financing activities was $1,869.0 million for the six months ended June 30, 2018, and cash provided by financing activities was $73.1 million for the six months ended June 30, 2017. Significant components of financing activities are as follows:

•

Debt. Cash decreased $279.4 million in net repayments for the six months ended June 30, 2018, primarily due to net repayments under the revolving line of credit as well as the early repayment of $500.0 million 6.375% senior notes due 2020.  Cash increased $753.1 million in net borrowings for the six months ended June 30, 2017, due to the issuance of €400.0 million 4.500% senior notes due 2022 and net borrowings under the revolving line of credit.

•

Non-recourse borrowings of consolidated securitization entities. Cash decreased $1,035.0 million and $395.0 million for the six months ended June 30, 2018 and 2017, respectively, due to net repayments and maturities under the asset-backed term notes and conduit facilities.

•	Deposits. Cash decreased $373.2 million and increased $332.1 million for the six months ended June 30, 2018 and 2017, respectively, due to timing of maturities.
•	Dividends. Cash paid for quarterly dividends and dividend equivalents was $63.3 million and $58.0 million for the six months ended June 30, 2018 and 2017, respectively.
•	Treasury shares. Cash paid for treasury shares was $94.5 million and $499.9 million for the six months ended June 30, 2018 and 2017, respectively.

Debt

Long-term and Other Debt

On April 2, 2018, we redeemed our $500.0 million outstanding 6.375% senior notes due April 1, 2020 at par plus accrued interest. We funded the redemption with borrowings under our revolving line of credit.

As of June 30, 2018, we had $752.0 million outstanding under our revolving line of credit and total availability of $820.4 million. Our total leverage ratio, as defined in our credit agreement, was 2.5 to 1 at June 30, 2018, as compared to the maximum covenant ratio of 3.5 to 1.

As of June 30, 2018, we were in compliance with our debt covenants.

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of June 30, 2018, we had $3.4 billion in money market deposits outstanding with interest rates ranging from 1.48% to 2.60%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

As of June 30, 2018, we had $7.2 billion in certificates of deposit outstanding with interest rates ranging from 1.13% to 4.00% and maturities ranging from July 2018 to July 2023. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

As of June 30, 2018, the WFN Trusts and the WFC Trust had approximately $13.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

At June 30, 2018, we had $7.8 billion of non-recourse borrowings of consolidated securitization entities, of which $2.5 billion is due within the next 12 months. As of June 30, 2018, total capacity under the conduit facilities was $4.5 billion, of which $2.9 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

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

The following table shows the maturities of borrowing commitments as of June 30, 2018 for the WFN Trusts and the WFC Trust by year:

	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Term notes	$606.0	$1,574.0	$1,467.2	$1,207.5	$—	$4,854.7
Conduit facilities (1)	—	4,455.0	—	—	—	4,455.0
Total (2)	$606.0	$6,029.0	$1,467.2	$1,207.5	$—	$9,309.7

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $2.0 billion of debt issued by the credit card securitization trusts that was retained by us and eliminated in the unaudited condensed consolidated financial statements.

See Note 10, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Stock Repurchase Programs

We have an authorized stock repurchase program to acquire up to $1.0 billion of our outstanding common stock through July 31, 2018. For the six months ended June 30, 2018, we acquired a total of 0.5 million shares of our common stock for $99.2 million. As of June 30, 2018, we had $347.2 million remaining under the stock repurchase program.

On July 26, 2018, our Board of Directors authorized a new share repurchase program to acquire up to $500.0 million of our outstanding common stock from August 1, 2018 through July 31, 2019.

Index

Dividends

On January 25, 2018, our Board of Directors declared a quarterly cash dividend of $0.57 per share on our common stock to stockholders of record at the close of business on February 14, 2018, resulting in a dividend payment of $31.5 million on March 20, 2018.

On April 19, 2018, our Board of Directors declared a quarterly cash dividend of $0.57 per share on our common stock, payable on June 19, 2018, to stockholders of record at the close of business on May 14, 2018, resulting in a dividend payment of $31.5 million on June 19, 2018.

Additionally, we paid $0.3 million in cash related to dividend equivalent rights for the six months ended June 30, 2018.

On July 19, 2018 our Board of Directors declared a quarterly cash dividend of $0.57 per share on our common stock, payable on September 19, 2018, to stockholders of record at the close of business on August 14, 2018.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018 (the end of our second fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Index

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our second quarter 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.    Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2018:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2018:
April 1-30	149,251	$205.20	145,000	$416.6
May 1-31	190,023	204.66	185,000	378.7
June 1-30	143,594	225.45	140,000	347.2
Total	482,868	$211.01	470,000	$347.2

(1)

During the period represented by the table, 12,868 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

(2)

We have an authorized stock repurchase program to acquire up to $1.0 billion of our outstanding common stock through July 31, 2018. On July 26, 2018, our Board of Directors authorized a new share repurchase program to acquire up to $500.0 million of our outstanding common stock from August 1, 2018 through July 31, 2019. Our authorization is subject to any restrictions pursuant to the terms of our credit agreements, indentures, and applicable securities laws or otherwise.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a)None

(b)None

Index

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Omnibus Amendment, dated as of May 3, 2018, among World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	5/4/18

*10.2	(a)

Second Amendment to Amended and Restated Credit Agreement, dated as of July 5, 2018, by and among Alliance Data Systems Corporation, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.

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

Date: August 7, 2018
	By:	/s/ CHARLES L. HORN
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: August 7, 2018