Form 10-K
period 2018-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2019-02-26
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $12.5 billion, based upon the closing price of $233.20 per share on the New York Stock Exchange on June 29, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 20, 2019, 52,997,685 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2018 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

ALLIANCE DATA SYSTEMS CORPORATION

Caution Regarding Forward-Looking Statements

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

•	loss of, or reduction in demand for services from, significant clients;
•	increases in net charge-offs in credit card and loan receivables;
•	failure to identify or successfully integrate or disaggregate business acquisitions or divestitures;
•	increases in the cost of doing business, including market interest rates;
•	inability to access the asset-backed securitization funding market;
•	loss of active AIR MILES® Reward Program collectors;
•	disruptions in the airline or travel industries;
•	increased redemptions by AIR MILES Reward Program collectors;
•	unfavorable fluctuations in foreign currency exchange rates;
•	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
•	increases in FDIC, Delaware or Utah regulatory capital requirements for banks;
•	failure to maintain exemption from regulation under the Bank Holding Company Act;
•	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
•	loss of consumer information due to compromised physical or cyber security; and
•	those factors discussed in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Further risks and uncertainties include, but are not limited to, the structure and timing of any transaction involving Epsilon®, whether and on what terms a transaction will be completed, the possibility that closing conditions for a transaction may not be satisfied or waived, the impact of our strategic evaluations and any transaction on us or our business if a transaction is completed, and whether the benefits of a transaction can be achieved. See “Recent Developments” under Part I, “Item 1. Business” for additional information.

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

Our client base of more than 2,200 companies consists primarily of large consumer-based businesses, including well-known brands such as Bank of Montreal, Sobeys Inc., Shell Canada Products, Albert Heijn, Bank of America, General Motors, FedEx, Walgreens, Kellogg’s, Citibank, Victoria’s Secret, Wayfair, Signet, IKEA and Ulta. Our client base is diversified across a broad range of end-markets, including financial services, specialty retail, grocery and drugstore chains, petroleum retail, automotive, hospitality and travel, telecommunications, insurance and healthcare. We believe our comprehensive suite of marketing solutions offers us a significant competitive advantage, as many of our competitors offer a more limited range of services. We believe the breadth and quality of our service offerings have enabled us to establish and maintain long-standing client relationships.

Recent Developments

In the exercise of its business judgment, our Board of Directors has undertaken an evaluation of our current portfolio of businesses. In November 2018, we announced the exploration of strategic alternatives for Epsilon, including a potential sale of the business. In January 2019, we received preliminary bids for Epsilon and the process continues to advance. There can be no assurance that the exploration of strategic alternatives generally, or this process in particular, will result in any transaction or that a transaction will be consummated. Any final decision regarding strategic alternatives remains subject to approval by our Board of Directors.

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

Sponsors. Approximately 140 brand name sponsors participate in our AIR MILES Reward Program, including Shell Canada Products, Jean Coutu, RONA, Amex Bank of Canada, Sobeys Inc. and Bank of Montreal.

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

Epsilon

Epsilon is a leading marketing services firm providing end-to-end, integrated marketing solutions that leverage rich data, analytics, creativity and technology to help clients more effectively acquire, retain and grow relationships with their customers. Services include strategic consulting, customer database technologies, omnichannel marketing, loyalty management, proprietary data, predictive modeling, permission-based email marketing, personalized digital marketing, affiliate marketing and a full range of direct and digital agency services. On behalf of our clients, we develop marketing programs for individual consumers with highly targeted offers and personalized communications via our digital media practice, Conversant®, to create better customer experiences. Since these communications are more relevant to the consumer, the consumer is more likely to be responsive to these offers, resulting in a measurable return on our clients’ marketing investments. We distribute marketing campaigns and communications through all marketing channels based on the consumer’s preference, including direct mail and digital platforms such as email, mobile, display and social media. Epsilon has over 1,800 clients, operating primarily in the financial services, insurance, media and entertainment, automotive, consumer packaged goods, retail, travel and hospitality, pharmaceutical/healthcare and telecommunications industries.

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

Receivables Financing. Our Card Services segment provides risk management solutions, account origination and funding services for our more than 160 private label and co-brand credit card programs. Through these credit card programs, as of December 31, 2018, we had $16.9 billion in principal receivables from 41.7 million active accounts, with an average balance for the year ended December 31, 2018 of approximately $762 for accounts with outstanding balances. L Brands and its retail affiliates accounted for approximately 10% of our average credit card and loan receivables for the year ended December 31, 2018. We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new credit card accountholders and establishing their credit limits. Credit quality is monitored at least monthly during the life of an account. We augment these procedures with credit risk scores provided by credit bureaus. This information helps us segment prospects into narrower risk ranges, allowing us to better evaluate individual credit risk.

Our accountholder base consists primarily of middle- to upper-income individuals, including women who use our credit cards primarily as brand affinity tools. These accounts generally have lower average balances compared to balances on general purpose credit cards. We focus our sales efforts on prime borrowers and do not target sub-prime borrowers.

We use securitization and deposit programs as principal funding vehicles for our credit card receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card accounts to a master trust, which is a variable interest entity, or VIE. We have three master trusts that are consolidated in our financial statements.

Processing Services. We perform processing services and provide service and maintenance for private label and co-brand credit card programs. We use automated technology for bill preparation, printing and mailing, and also offer consumers the ability to view, print and pay their bills online. By doing so, we improve the funds availability for both our clients and for those private label and co-brand credit card receivables that we own or securitize. We also provide collection activities on delinquent accounts to support our private label and co-brand credit card programs. Our customer care operations are influenced by our retail heritage and we view every customer touch point as an opportunity to generate or reinforce a sale. Our call centers are equipped to handle a variety of inquiry types, including phone, mail, fax, email, text and web. We provide focused training programs in all areas to achieve the highest possible customer service standards and monitor our performance by conducting surveys with our clients and their customers. For the thirteenth time since 2003, we were certified as a Center of Excellence for the quality of our operations, the most prestigious ranking attainable, by BenchmarkPortal. Founded by Purdue University in 1995, BenchmarkPortal is a global leader of best practices for call centers.

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

We are required to monitor and report unusual or suspicious account activity as well as transactions involving amounts in excess of prescribed limits under the Bank Secrecy Act, Internal Revenue Service, or IRS, rules, and other regulations. Congress, the IRS and the bank regulators have focused their attention on banks’ monitoring and reporting of suspicious activities. Additionally, Congress and the bank regulators have proposed, adopted or passed a number of new laws and regulations that may increase reporting obligations of banks. We are also subject to numerous laws and regulations that are intended to protect consumers, including state laws, the Truth in Lending Act, as amended by the Credit Card Accountability, Responsibility and Disclosure Act of 2009, or the CARD Act, Equal Credit Opportunity Act and Fair Credit Reporting Act. These laws and regulations mandate various disclosure requirements and regulate the manner in which we may interact with consumers. These and other laws also limit finance charges or other fees or charges earned in our lending activities. We conduct our operations in a manner that we believe excludes us from regulation as a consumer reporting agency under the Fair Credit Reporting Act. If we were deemed a consumer reporting agency, however, we would be subject to a number of additional complex regulatory requirements and restrictions.

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

In the United States under the Gramm-Leach-Bliley Act, we are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. It also requires us to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we intend to share nonpublic personal information about customers with affiliates and/or nonaffiliated third parties, we must provide our customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. In Canada, the Act to promote the efficiency and adaptability of the Canadian economy by regulating certain activities that discourage reliance on electronic means of carrying out commercial activities, and to amend the Canadian Radio-television and Telecommunications Commission Act, the Competition Act, the Personal Information Protection and Electronic Documents Act and the Telecommunications Act, more generally known as Canada’s Anti-Spam Legislation, may restrict our ability to send commercial “electronic messages,” defined to include text, sound, voice and image messages to email, or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The Act requires that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender. In the European Union, the Directive 95/46/EC of the European Parliament, or the EU Parliament, and of the Council of 24 October 1995 required member states to implement and enforce a comprehensive data protection law that was based on principles designed to safeguard personal data, defined as any information relating to an identified or identifiable natural person. The Directive framed certain requirements for transfer outside of the European Economic Area and individual rights such as consent requirements. In January 2012, the European Commission proposed the General Data Protection Regulation, or the GDPR, a new European Union-wide legal framework to govern data sharing and collection and related consumer privacy rights. On May 25, 2018, the GDPR came into force and replaced the European Union Directive 95/46/EC and applies to and binds the 28 EU Member States. Compared to the Directive, the GDPR has resulted in greater compliance obligations, including the implementation of a number of processes and policies around our data collection and use.

In addition to U.S. federal privacy laws with which we must comply, states and cities also have adopted statutes, regulations or other measures governing the collection and distribution of nonpublic personal information about customers. In some cases these state measures are preempted by federal law, but if not, we monitor and seek to comply with individual state and local privacy laws in the conduct of our business. The European Union has also released a draft of the proposed reforms to the ePrivacy Directive that governs the use of technologies to collect consumer information.

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

Ontario’s Protecting Rewards Points Act (Consumer Protection Amendment), 2016, and additional related regulations effective January 2018, prohibit suppliers from entering into or amending consumer agreements to provide for the expiry of rewards points due to the passage of time alone, while permitting the expiry of rewards points if the underlying consumer agreement is terminated and that agreement provides that reward points expire upon termination. Similar legislation pertaining to the expiry of rewards points due to the passage of time alone was passed in Quebec in 2017.

Employees

As of December 31, 2018, we had approximately 20,000 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Other Information

Our corporate headquarters are located at 7500 Dallas Parkway, Suite 700, Plano, Texas 75024, where our telephone number is 214-494-3000.

We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our website, www.AllianceData.com. No information from this website is incorporated by reference herein. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee, nominating and corporate governance committee, and executive committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for Senior Financial Officers, and code of ethics for Board Members on our website. These documents are available free of charge to any stockholder upon request.

Item 1A.Risk Factors.

RISK FACTORS

Strategic Business Risk and Competitive Environment

Our 10 largest clients represented 31% and 33%, respectively, of our consolidated revenue for the years ended December 31, 2018 and 2017, and the loss of any of these clients could cause a significant drop in our revenue.

We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 31% and 33%, respectively, of our consolidated revenue during the years ended December 31, 2018 and 2017, with no single client representing more than 10% of our consolidated revenue during either of these periods. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.

LoyaltyOne. LoyaltyOne represents 14% and 17%, respectively, of our consolidated revenue for the years ended December 31, 2018 and 2017. Our 10 largest clients in this segment represented approximately 56% and 59%, respectively, of our LoyaltyOne revenue on a gross basis for the years ended December 31, 2018 and 2017. Bank of Montreal represented approximately 19% and 21%, respectively, of this segment’s revenue on a gross basis for the years ended December 31, 2018 and 2017. Sobeys Inc. and its retail affiliates represented approximately 12% and 14%, respectively, of this segment’s revenue on a gross basis for the years ended December 31, 2018 and 2017. Our contract with Bank of Montreal expires in 2020, subject to automatic renewals. Our contract with Sobeys Inc. and its retail affiliates expires in 2024, subject to contract terms.

Epsilon. Epsilon represents 27% and 29%, respectively, of our consolidated revenue for the years ended December 31, 2018 and 2017. Our 10 largest clients in this segment represented approximately 32%, of our Epsilon revenue for each of the years ended December 31, 2018 and 2017, with no single client representing more than 10% of Epsilon’s revenue during either of these periods.

Card Services. Card Services represents 59% and 54%, respectively, of our consolidated revenue for the years ended December 31, 2018 and 2017. Our 10 largest clients in this segment represented approximately 49% and 52%, respectively, of our Card Services revenue for the years ended December 31, 2018 and 2017. L Brands and its retail affiliates represented approximately 13% and 16%, respectively, of this segment’s revenue for the years ended December 31, 2018 and 2017. Our contract with L Brands and its retail affiliates expires in 2026.

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

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the customer’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs could result in a reduction in net income. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our delinquency and net charge-off rates are affected by the credit risk of our credit card and loan receivables and the average age of our various credit card account portfolios. Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. For 2018, our net charge-off rate was 6.1%, compared to 6.0% and 5.1% for 2017 and 2016, respectively. Delinquency rates were 5.7% of principal credit card and loan receivables at December 31, 2018, compared to 5.1% and 4.8% at December 31, 2017 and 2016, respectively.

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

Similarly, we may evaluate the potential disposition of, or elect to divest, assets or businesses that no longer complement our long-term strategic objectives. When a determination is made to sell assets or businesses, we may encounter difficulty attaining buyers or effecting desired exit strategies in a timely manner or on acceptable terms and may be subject to market forces leading to a divestiture on less than optimal price or other terms.

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

Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $33.0 million for the year ended December 31, 2018.

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

Air travel is one of the appeals of the AIR MILES Reward Program to collectors. If one of our existing airline suppliers sharply reduces its fleet capacity and route network, we may not be able to satisfy our collectors’ demands for airline tickets. Tickets or other travel arrangements, if available, could be more expensive than a comparable airline ticket under our current supply agreements with existing suppliers, and the routes offered by other airlines or travel services may be inadequate, inconvenient or undesirable to the redeeming collectors. As a result, we may experience higher air travel redemption costs, and collector satisfaction with the AIR MILES Reward Program might be adversely affected.

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

Regulations adopted by the FDIC, the SEC, the Federal Reserve and certain other federal regulators mandate a minimum five percent risk retention requirement for securitizations issued on and after December 24, 2016. Such risk retention requirements may limit our liquidity by restricting the amount of asset-backed securities we are able to issue or affecting the timing of future issuances of asset-backed securities; we intend to satisfy such risk retention requirements by maintaining a seller’s interest calculated in accordance with Regulation RR.

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

Interest rate risk affects us directly in our borrowing activities. Our interest expense, net was $670.6 million for the year ended December 31, 2018. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. In 2018, a 1% increase or decrease in interest rates would have resulted in a change to our interest expense of approximately $101 million.

Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.

As of February 20, 2019, we had an aggregate of 80,571,271 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 6,607,624 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 928,947 shares have been issued and 1,047,147 shares are issuable upon vesting of restricted stock awards, restricted stock units, and upon exercise of options granted as of February 20, 2019, including options to purchase approximately 10,854 shares exercisable as of February 20, 2019 or that will become exercisable within 60 days after February 20, 2019. We have reserved for issuance 1,500,000 shares of our common stock, 518,604 of which remain issuable, under our 401(k) and Retirement Savings Plan as of December 31, 2018. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.

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

Since October 2016, our Board of Directors has declared quarterly cash dividend payments on our outstanding common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors. Since 2001, our Board of Directors has approved various share repurchase programs, including the share repurchase program approved in 2018 for the repurchase of up to $500.0 million of our common stock through July 31, 2019. The Board’s determination to declare dividends on, or repurchase shares of, our common stock will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant. Based on an evaluation of these factors, the Board of Directors may determine not to declare future dividends at all, to declare future dividends at a reduced amount, not to repurchase shares or to repurchase shares at reduced levels compared to historical levels, any or all of which could reduce returns to our stockholders.

Our reported financial information will be affected by fluctuations in the exchange rate between the U.S. dollar and certain foreign currencies.

The results of our operations are exposed to foreign exchange rate fluctuations. We are exposed primarily to fluctuations in the exchange rate between the U.S. and Canadian dollars and the exchange rate between the U.S. dollar and the Euro. Upon translation, operating results may differ from our expectations. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. For the year ended December 31, 2018, foreign currency movements relative to the U.S. dollar positively impacted our revenue by approximately $28 million and had a de minimis impact to our income before income taxes.

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

The full impact of the Dodd-Frank Act is not yet known because some of the final implementing regulations have not yet been issued by the requisite federal agencies. In addition, the Dodd-Frank Act mandates multiple studies, which could result in future legislative or regulatory action. In particular, the Government Accountability Office issued its study on whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system of the United States, to eliminate the exemptions to the definition of “bank” under the Bank Holding Company Act for certain institutions including limited purpose credit card banks and industrial loan companies. The study did not recommend the elimination of these exemptions. However, if legislation were enacted to eliminate these exemptions without any grandfathering of or accommodations for existing institutions, we could be required to become a bank holding company and cease certain of our activities that are not permissible for bank holding companies or divest our credit card bank subsidiary, Comenity Bank, or our industrial bank subsidiary, Comenity Capital Bank.

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

Since October 2016, both Comenity Bank and Comenity Capital Bank are under the CFPB’s supervision and the CFPB may, from time to time, conduct reviews of their practices. In addition, the CFPB’s broad rulemaking authority is expected to impact their operations, including with respect to deferred interest products. For example, the CFPB’s rulemaking authority may allow it to change regulations adopted in the past by other regulators including regulations issued under the Truth in Lending Act by the Board of Governors of the Federal Reserve System. The CFPB’s ability to rescind, modify or interpret past regulatory guidance could increase our compliance costs and litigation exposure. Further, the CFPB has broad authority to prevent “unfair, deceptive or abusive” acts or practices and has taken enforcement action against other credit card issuers and financial services companies. Evolution of these standards could result in changes to pricing, practices, procedures and other activities relating to our credit card accounts in ways that could reduce the associated return. While the CFPB has taken public positions on certain matters, it is unclear what additional changes may be promulgated by the CFPB and what effect, if any, such changes would have on our credit accounts.

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

Various federal and state laws and regulations significantly limit the retail credit card services activities in which we are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we can impose on consumers, limit or proscribe certain other terms of our products and services, require specified disclosures to consumers, or require that we maintain certain licenses, qualifications and minimum capital levels. In some cases, the precise application of these statutes and regulations is not clear. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could have a material adverse effect on our profitability or further restrict the manner in which we conduct our activities. The CARD Act, as implemented by regulations issued under the Truth in Lending Act, acts to limit or modify certain credit card practices and requires increased disclosures to consumers. The credit card practices addressed by the rules include, but are not limited to, restrictions on the application of rate increases to existing and new balances, payment allocation, default pricing, imposition of late fees and two-cycle billing. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in their interpretation, could have a material adverse effect on our ability to collect our receivables and generate fees on the receivables, thereby adversely affecting our profitability.

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

Comenity Bank and Comenity Capital Bank are also involved, from time to time, in reviews, investigations, and proceedings (both formal and informal) by governmental agencies regarding the banks’ business, which could subject the banks to significant fines, penalties, obligations to change its business practices or other requirements. In September 2015, each bank entered into a consent order with the FDIC in settlement of the FDIC’s review regarding the marketing, promotion and sale of certain add-on products; these consent orders were terminated in August 2018.

The effect of the Dodd-Frank Act on our business and operations, which will depend upon final implementing regulations, the actions of our competitors, the behavior of other marketplace participants and its interpretation and enforcement by federal or state officials or regulators, could be significant. In addition, we may be required to invest significant management time and resources to address the provisions of the Dodd-Frank Act and the regulations that are required to be issued under it. The Dodd-Frank Act and any related legislation or regulations and their interpretation and enforcement may have a material impact on our business, results of operations and financial condition.

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

In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) requires an organization to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, consumer personal information may be used only for the purposes for which it was collected. We allow our customers to voluntarily “opt out” from receiving either one or both promotional and marketing mail or promotional and marketing electronic mail. Heightened consumer awareness of, and concern about, privacy may result in customers “opting out” at higher rates than they have historically. This would mean that a reduced number of customers would receive bonus and promotional offers and therefore those customers may collect fewer AIR MILES reward miles.

Canada’s Anti-Spam Legislation may restrict our ability to send “commercial electronic messages,” defined to include text, sound, voice and image messages to email, or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The Act requires, in part, that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender. Failure to comply with the terms of this Act or its regulations could have a negative impact on our reputation and subject us to significant monetary penalties.

On May 25, 2018, The General Data Protection Regulation, or GDPR, a European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights came into force. The GDPR replaced the European Union Directive 95/46/EC and applies to and binds the 28 EU Member States. The GDPR details greater compliance obligations on organizations, including the implementation of a number of processes and policies around data collection and use. These, and other terms of the GDPR, could limit our ability to provide services and information to our customers. In addition, the GDPR includes significant new penalties for non-compliance, with fines up to the higher of €20 million ($23 million as of December 31, 2018) or 4% of total annual worldwide revenue.

In general, GDPR, and other European Union and Member State specific privacy and data governance laws, could also lead to adaptation of our technologies or practices to satisfy local privacy requirements and standards that may be more stringent than in the U.S. Similarly, it is possible that in the future, U.S. and foreign jurisdictions may adopt legislation or regulations that impair our ability to effectively track consumers’ use of our advertising services, such as the FTC’s proposed “Do-Not-Track” standard or other legislation or regulations similar to EU Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” which directs EU Member States to ensure that accessing information on an internet user’s computer, such as through a cookie, is allowed only if the internet user has given his or her consent.

In addition, in 2016, the EU-US Safe Harbor program (“Safe Harbor”) was held to be invalid. Safe Harbor provided a valid legal basis for transfers of personal data from Europe Union to the United States. Although Safe Harbor is no longer valid, we have other legally recognized mechanisms in place, such as model contract clauses, that we believe allow for the transfer of customer and employee data from the European Union to the United States. If new challenges arise, or if there are changes in legal requirements, it could have an impact on how we move data from the European Union to entities outside the European Union, including to our affiliates or vendors.

There is also rapid development of new privacy laws and regulations elsewhere around the globe, including amendments of existing data protection laws to the scope of such laws and penalties for noncompliance. Failure to comply with these international data protection laws and regulations could have a negative impact on our reputation and subject us to significant penalties.

While all 50 U.S. states and the District of Columbia have enacted data breach notification laws, there is no such U.S. federal law generally applicable to our businesses. Data breach notification legislation has been proposed widely and exists in specific countries and jurisdictions in which we conduct business. In Canada, final regulations relating to mandatory reporting of privacy breaches under PIPEDA came into force on November 1, 2018. Legislative and regulatory measures, such as mandatory breach notification provisions, impose, among other elements, strict requirements on reporting time frames and providing notice to individuals.

Legislation relating to consumer protection may affect our ability to provide our loyalty and marketing services, which, among other things, could negatively affect our ability to satisfy our clients’ needs.

The enactment of new or amended legislation or industry regulations pertaining to consumer protection, or any failure to comply with such changes, could have a material adverse impact on our loyalty and marketing services. Such changes could result in a negative impact to our reputation, an adverse effect on our profitability or an increase in our litigation exposure.

For example, Ontario’s Protecting Rewards Points Act (Consumer Protection Amendment), 2016, and additional related regulations effective January 2018, prohibit suppliers from entering into or amending consumer agreements to provide for the expiry of rewards points due to the passage of time alone, while permitting the expiry of rewards points if the underlying consumer agreement is terminated and that agreement provides that reward points expire upon termination. Similar legislation pertaining to the expiry of rewards points due to the passage of time alone was passed in Quebec in 2017.

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

Loss of data center capacity, interruption due to cyber-attacks, loss of network links or inability to utilize proprietary software of third party vendors could affect our ability to timely meet the needs of our clients and their customers.

Our ability, and that of our third-party service providers, to protect our data centers against damage, loss or performance degradation from fire, power loss, network failure, cyber-attacks, including ransomware or denial of service attacks, and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large amounts of data as well as periodically expand and upgrade our technology capabilities. Any damage to our data centers, or those of our third-party service providers, any failure of our network links that interrupts our operations or any impairment of our ability to use our software or the proprietary software of third party vendors, including impairments due to cyber-attacks, could adversely affect our ability to meet our clients’ needs and their confidence in utilizing us for future services.

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

Our international operations, acquisitions and personnel subject us to complex U.S. and international laws and regulations, which if violated could subject us to penalties and other adverse consequences.

Our operations, acquisitions and employment of personnel outside the United States require us to comply with numerous complex laws and regulations of the U.S. government and the various international jurisdictions where we do business. These laws and regulations may apply to our company, or our individual directors, officers, employees or agents, and may restrict our operations, investment decisions or other activities. Specifically, we are subject to anti-corruption and anti-bribery laws and regulations, including, but not limited to, the U.S. Foreign Corrupt Practices Act, or FCPA; the U.K. Bribery Act 2010, or UKBA; and Canada’s Corruption of Foreign Public Officials Act, or CFPOA. These laws generally prohibit providing anything of value to foreign officials for the purpose of influencing official decisions, obtaining or retaining business, or obtaining preferential treatment, and require us to maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. As part of our business, we or our partners may do business with state-owned enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA, UKBA or CFPOA. There can be no assurance that our policies, procedures, training and compliance programs will effectively prevent violation of all U.S. and international laws and regulations with which we are required to comply.  Violations of such laws and regulations could subject us to penalties that could adversely affect our reputation, business, financial condition or results of operations. In addition, some international jurisdictions in which we operate could subject us to other obstacles, including lack of a developed legal system, elevated levels of corruption, strict currency controls, adverse tax consequences or foreign ownership requirements, difficult or lengthy regulatory approvals, or lack of enforcement for non-compete agreements.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

As of December 31, 2018, we own one general office property and lease approximately 110 general office properties worldwide, comprised of approximately five million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

		Approximate
Location	Segment	Square Footage	Lease Expiration Date
Plano, Texas	Corporate	107,698	June 30, 2026
Columbus, Ohio	Corporate, Card Services	567,006	September 12, 2032
Toronto, Ontario, Canada	LoyaltyOne	199,539	March 31, 2033
Mississauga, Ontario, Canada	LoyaltyOne	50,908	November 30, 2019
Den Bosch, Netherlands	LoyaltyOne	132,482	December 31, 2033
Maasbree, Netherlands	LoyaltyOne	668,923	September 1, 2033
Wakefield, Massachusetts	Epsilon	184,411	December 31, 2020
Irving, Texas	Epsilon	221,898	June 30, 2026
Earth City, Missouri	Epsilon	116,783	April 30, 2022
West Chicago, Illinois	Epsilon	155,412	October 31, 2025
Bengaluru, India	Epsilon	308,807	October 10, 2028
Draper, Utah	Card Services	134,903	May 31, 2031
Columbus, Ohio	Card Services	103,161	December 31, 2027
Westminster, Colorado	Card Services	120,132	June 30, 2028
Couer D’Alene, Idaho	Card Services	114,000	July 31, 2038
Westerville, Ohio	Card Services	100,800	July 31, 2024
Wilmington, Delaware	Card Services	5,198	November 30, 2020

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

Item 4.Mine Safety Disclosures.

Not applicable.

Item 4A.Executive Officers of the Registrant.

The following table sets forth information concerning our Executive Officers as of December 31, 2018. Each of our Executive Officers is selected by our Board of Directors and holds office until his or her successor is elected and qualified.

Edward J. Heffernan	President, Chief Executive Officer	Age:	56

Mr. Heffernan joined us in May 1998, and has served as a director since June 2009. From May 2000 until March 2009, Mr. Heffernan served as an executive vice president and chief financial officer and, prior to that, he was responsible for mergers and acquisitions. Before joining us, he served as vice president, mergers and acquisitions, for First Data Corporation from October 1994 to May 1998. Prior to that, he served as vice president, mergers and acquisitions for Citicorp from July 1990 to October 1994, and prior to that he served in corporate finance at Credit Suisse First Boston from June 1986 until July 1990. Mr. Heffernan holds a Bachelor’s degree from Wesleyan University and an MBA from Columbia Business School.

Charles L. Horn	Executive Vice President, Chief Financial Officer	Age:	58

Mr. Horn joined us in December 2009. From 1999 to November 2009, he served as senior vice president and chief financial officer for Builders Firstsource, Inc. From 1994 to 1999, he served as vice president, finance and treasury, for the retail operations of Pier 1 Imports, Inc. and as executive vice president and chief financial officer of Conquest Industries from 1992 to 1994. Mr. Horn served as a director and the chair of the audit committee of Moody National REIT I, Inc. from 2012 until 2017 when it was acquired by Moody National REIT II, Inc. where Mr. Horn is currently a director and the chair of the audit committee. Mr. Horn holds a Bachelor’s degree in business administration from Abilene Christian University and an MBA from the University of Texas at Austin. Mr. Horn is a Certified Public Accountant in the state of Texas.

Bryan J. Kennedy	Executive Vice President and President, Epsilon	Age:	50

Mr. Kennedy joined our wholly-owned subsidiary, Epsilon, in June 1996. Mr. Kennedy has served as president of Epsilon since January 2009 and of Conversant since December 2014. Prior to that, he served as chief operating officer for Epsilon since October 2001 along with various senior management and executive positions within Epsilon. Mr. Kennedy held senior management positions with Capstead Mortgage Corporation from June 1990 to August 1994. Mr. Kennedy holds a Bachelor’s degree from Wheaton College and an MBA from Harvard Business School.

Melisa A. Miller	Executive Vice President and President, Card Services	Age:	60

Ms. Miller joined us in February 2006 and assumed her current position in September 2011. Prior to assuming her current position, she served as senior vice president, chief client officer. Before joining us, Ms. Miller held a similar role with Experian, and prior to that she held several positions with Experian where she gained increasing responsibility in sales and client services roles during her 22 years of service.

Joseph L. Motes III	Senior Vice President, General Counsel and Secretary	Age:	57

Mr. Motes joined us in July 2015. Before joining us, Mr. Motes was with Akin, Gump, Strauss, Hauer & Feld, LLP for nearly 20 years, and was the partner and lead relationship manager for Alliance Data. Mr. Motes holds a Bachelor’s degree in geology from Trinity University and a J.D. from Southern Methodist University Dedman School of Law, where he served as editor-in-chief of the SMU Law Review.

Bryan A. Pearson	Executive Vice President and President, LoyaltyOne	Age:	55

Mr. Pearson joined our wholly-owned subsidiary, LoyaltyOne, Co., in November 1992 and assumed his current position in 2006. Mr. Pearson served as president for the AIR MILES® Reward Program from March 1999 until October 2006 and from January 2015 until September 2017, and prior to becoming president, he held various senior management and executive positions within the AIR MILES Reward Program. Mr. Pearson held management positions with Alias Research Inc. from June 1991 until October 1992. Prior to that, he worked in brand marketing at Quaker Oats Company of Canada from July 1988 until June 1991. Mr. Pearson holds a BScH degree and an MBA from Queen’s University.

Laura Santillan	Senior Vice President, Chief Accounting Officer	Age:	47

Ms. Santillan joined us in February 2004 and assumed her current position in February 2010. Ms. Santillan has served in various capacities of increasing responsibility, most recently as vice president, finance since October 2007 and senior vice president, finance since December 2009. Before joining the company, she served as senior manager of reporting for Dresser, Inc. from February 2002 to February 2004 and director of financial reporting for Wyndham International, Inc. from 1997 to 2002. Prior to that, she was with Ernst & Young LLP from 1993 to 1997. Ms. Santillan holds a Bachelor’s degree from Southern Methodist University and is a Certified Public Accountant in the state of Texas.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, and trades under the symbol “ADS.”

Holders

As of February 20, 2019, the closing price of our common stock was $173.42 per share, there were 52,997,685 shares of our common stock outstanding, and there were 98 holders of record of our common stock.

Dividends

We paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
Year Ended December 31, 2018
First quarter	$0.57	$31.7
Second quarter	0.57	31.6
Third quarter	0.57	31.2
Fourth quarter	0.57	30.7
Total cash dividends paid	$2.28	$125.2

Year Ended December 31, 2017
First quarter	$0.52	$29.0
Second quarter	0.52	29.0
Third quarter	0.52	28.8
Fourth quarter	0.52	28.7
Total cash dividends paid	$2.08	$115.5

On February 7, 2019, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock, payable on March 19, 2019 to stockholders of record at the close of business on February 21, 2019.

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

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2018:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2018:
October 1-31	172,102	$222.55	165,000	$427.5
November 1-30	991,527	198.98	987,332	231.0
December 1-31	54,428	164.69	50,000	222.8
Total	1,218,057	$200.78	1,202,332	$222.8

(1)

During the period represented by the table, 15,725 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

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

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2013, with the cumulative total return over the same period of (1) the S&P 500 Index and (2) a peer group of sixteen companies selected by us.

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

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2013 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN* AMONG ALLIANCE DATA SYSTEMS CORPORATION, S&P 500 INDEX AND A PEER GROUP

DOLLARS
180
160
140
120
100
80
60
40
20
0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Alliance Data Systems Corporation
S&P 500
Peer Group

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	Alliance Data
	Systems		Peer
	Corporation	S&P 500	Group Index
December 31, 2013	$100.00	$100.00	$100.00
December 31, 2014	108.79	113.69	106.23
December 31, 2015	105.19	115.26	117.62
December 31, 2016	87.13	129.05	131.42
December 31, 2017	97.53	157.22	159.56
December 31, 2018	58.51	150.33	165.55

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In millions, except per share amounts)
Income statement data
Total revenue	$7,791.2	$7,719.4	$7,138.1	$6,439.7	$5,302.9
Cost of operations (exclusive of amortization and depreciation disclosed separately below)	4,220.9	4,269.9	4,276.8	3,814.4	3,218.8
Provision for loan loss	1,016.0	1,140.1	940.5	668.2	425.2
General and administrative	172.7	166.3	143.2	138.5	141.5
Regulatory settlement	—	—	—	64.6	—
Earn-out obligation	—	—	—	—	105.9
Depreciation and other amortization	196.1	183.1	167.1	142.1	109.7
Amortization of purchased intangibles	291.2	314.5	345.0	350.1	203.4
Total operating expenses	5,896.9	6,073.9	5,872.6	5,177.9	4,204.5
Operating income	1,894.3	1,645.5	1,265.5	1,261.8	1,098.4
Interest expense, net	670.6	564.4	428.5	330.2	260.5
Income before income taxes	1,223.7	1,081.1	837.0	931.6	837.9
Provision for income taxes	260.6	292.4	319.4	326.2	321.8
Net income	$963.1	$788.7	$517.6	$605.4	$516.1
Less: Net income attributable to non-controlling interest	—	—	1.8	8.9	9.8
Net income attributable to common stockholders	$963.1	$788.7	$515.8	$596.5	$506.3

Net income attributable to common stockholders per share:
Basic	$17.56	$14.17	$7.37	$8.91	$8.72
Diluted	$17.49	$14.10	$7.34	$8.85	$7.87

Weighted average shares:
Basic	54.9	55.7	58.6	61.9	56.4
Diluted	55.1	55.9	58.9	62.3	62.4

Dividends declared per share:	$2.28	$2.08	$0.52	$—	$—

	As of December 31,
	2018	2017	2016	2015	2014
	(In millions)
Balance sheet data
Credit card and loan receivables, net	$16,816.7	$17,494.5	$15,595.9	$13,057.9	$10,673.7
Redemption settlement assets, restricted	558.6	589.5	324.4	456.6	520.3
Total assets	30,387.7	30,684.8	25,514.1	22,349.9	20,188.2
Deferred revenue	875.3	966.9	931.5	844.9	1,013.2
Deposits	11,793.7	10,930.9	8,391.9	5,605.9	4,759.4
Non-recourse borrowings of consolidated securitization entities	7,651.7	8,807.3	6,955.4	6,482.7	5,181.1
Long-term and other debt, including current maturities	5,737.9	6,079.6	5,601.4	5,017.4	4,158.4
Total liabilities	28,055.6	28,829.5	23,855.9	20,172.5	17,556.2
Redeemable non-controlling interest	—	—	—	167.4	235.6
Total stockholders’ equity	2,332.1	1,855.3	1,658.2	2,010.0	2,396.4

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In millions)
Cash flow data (1)
Cash flows from operating activities	$2,754.9	$2,599.1	$2,127.2	$1,761.4	$1,403.1
Cash flows from investing activities	$(1,872.0)	$(4,268.1)	$(4,291.5)	$(3,298.7)	$(4,572.2)
Cash flows from financing activities	$(1,217.9)	$4,004.9	$2,637.4	$1,718.9	$3,464.1

Other financial data (2)
Adjusted EBITDA	$2,465.7	$2,218.2	$2,095.8	$1,909.9	$1,597.2
Adjusted EBITDA, net	$2,079.8	$1,936.5	$1,880.0	$1,728.3	$1,425.5

Segment operating data
Credit card statements generated	300.7	296.7	279.4	242.3	212.0
Credit sales	$30,702.3	$31,001.6	$29,271.3	$24,736.1	$18,948.2
Average credit card and loan receivables	$17,412.1	$16,185.5	$14,085.8	$11,364.6	$8,750.1
AIR MILES reward miles issued	5,500.0	5,524.2	5,772.3	5,743.1	5,500.9
AIR MILES reward miles redeemed	4,482.0	4,552.1	7,071.6	4,406.3	4,100.7

(1)

Adjusted to reflect the retrospective adoption of Accounting Standards Update, or ASU, 2016-18, “Restricted Cash.” The effect of the adoption of the standard was to include restricted cash and restricted cash equivalents in the beginning-of-period and end-of-period cash and cash equivalents totals for the periods presented. See “Recently Adopted Accounting Standards” under Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements for additional information.

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

2018 Highlights and Recent Developments

•	Total revenue increased 1% to $7,791.2 million in 2018 compared to $7,719.4 million in 2017.
•	Net income increased 22% to $963.1 million in 2018 compared to $788.7 million in 2017, and earnings per diluted share increased 24% to $17.49 in 2018 compared to $14.10 in 2017.
•	Adjusted EBITDA, net increased 7% to $2,079.8 million in 2018 compared to $1,936.5 million in 2017.
•	We repurchased approximately 2.2 million shares of our common stock for $443.2 million in 2018.
•	We sold six credit card portfolios for cash consideration of approximately $1,153.5 million.
•	We paid dividends of $125.2 million in 2018.

In the exercise of its business judgment, our Board of Directors has undertaken an evaluation of our current portfolio of businesses. In November 2018, we announced the exploration of strategic alternatives for Epsilon, including a potential sale of the business. In January 2019, we received preliminary bids for Epsilon and the process continues to advance. There can be no assurance that the exploration of strategic alternatives generally, or this process in particular, will result in any transaction or that a transaction will be consummated. Any final decision regarding strategic alternatives remains subject to approval by our Board of Directors.

Consolidated Results of Operations

	Year Ended December 31,			% Change
				2018	2017
	2018	2017	2016	to 2017	to 2016
	(in millions, except percentages)
Revenues
Services	$2,420.0	$2,612.2	$2,504.8	(7)%	4%
Redemption, net	676.3	935.3	993.6	(28)	(6)
Finance charges, net	4,694.9	4,171.9	3,639.7	13	15
Total revenue	7,791.2	7,719.4	7,138.1	1	8
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	4,220.9	4,269.9	4,276.8	(1)	—
Provision for loan loss	1,016.0	1,140.1	940.5	(11)	21
General and administrative	172.7	166.3	143.2	4	16
Depreciation and other amortization	196.1	183.1	167.1	7	10
Amortization of purchased intangibles	291.2	314.5	345.0	(7)	(9)
Total operating expenses	5,896.9	6,073.9	5,872.6	(3)	3
Operating income	1,894.3	1,645.5	1,265.5	15	30
Interest expense
Securitization funding costs	220.2	156.6	125.6	41	25
Interest expense on deposits	165.7	125.1	84.7	32	48
Interest expense on long-term and other debt, net	284.7	282.7	218.2	1	30
Total interest expense, net	670.6	564.4	428.5	19	32
Income before income tax	1,223.7	1,081.1	837.0	13	29
Provision for income taxes	260.6	292.4	319.4	(11)	(8)
Net income	$963.1	$788.7	$517.6	22%	52%

Key Operating Metrics:
Credit card statements generated	300.7	296.7	279.4	1%	6%
Credit sales	$30,702.3	$31,001.6	$29,271.3	(1)%	6%
Average credit card and loan receivables	$17,412.1	$16,185.5	$14,085.8	8%	15%
AIR MILES reward miles issued	5,500.0	5,524.2	5,772.3	—%	(4)%
AIR MILES reward miles redeemed	4,482.0	4,552.1	7,071.6	(2)%	(36)%

Year ended December 31, 2018 compared to the year ended December 31, 2017

Revenue.  Total revenue increased $71.8 million, or 1%, to $7,791.2 million for the year ended December 31, 2018 from $7,719.4 million for the year ended December 31, 2017. The net increase was due to the following:

•

Services.  Revenue decreased $192.2 million, or 7%, to $2,420.0 million for the year ended December 31, 2018 as a result of a $94.0 million decrease in marketing services revenue due to declines in our agency and site-based display product offerings, a $75.2 million decrease in merchant fee revenue due to increased royalty payments to our retailers associated with higher volumes and new clients, and a $19.2 million decrease in other servicing fees charged to cardholders due in part to a decline in revenue from certain payment protection products.

•

Redemption.  Revenue decreased $259.0 million, or 28%, to $676.3 million for the year ended December 31, 2018. Upon adoption of ASC 606, certain redemption revenue for which we do not control the good or service prior to transferring it to the collector is recorded on a net basis, which reduced both redemption revenue and cost of operations by $283.4 million for the year ended December 31, 2018. This decrease was partially offset by an increase of $38.3 million in redemption revenue from our short-term loyalty programs due to an increase in the number of active programs in market as compared to the prior year.

•

Finance charges, net.  Revenue increased $523.0 million, or 13%, to $4,694.9 million for the year ended December 31, 2018. This increase was driven by an 8% increase in average credit card and loan receivables, which impacted revenue by $485.9 million through a combination of recent credit card portfolio acquisitions and new client signings, and an increase in net finance charge yield of approximately 20 basis points, which increased revenue by $37.1 million.

Cost of operations.  Cost of operations decreased $49.0 million, or 1%, to $4,220.9 million for the year ended December 31, 2018 as compared to $4,269.9 million for the year ended December 31, 2017. The net decrease resulted from the following:

•

Within the LoyaltyOne segment, cost of operations decreased $230.6 million due to a $237.7 million decrease in cost of redemptions. This decrease in cost of redemptions was driven by a $283.4 million decrease related to the adoption of ASC 606 as discussed above, offset in part by the increase in cost of redemptions related to our short-term loyalty programs due to the increase in revenue.

•	Within the Epsilon segment, cost of operations decreased $93.7 million, or 5%, due to a decrease in direct costs associated with a 4% decline in revenue.
•

Within the Card Services segment, cost of operations increased $298.3 million due to $101.6 million in valuation adjustments to certain portfolios within credit card and loan receivables held for sale, a $67.4 million increase in payroll and benefit expenses to support in-house collections and operational initiatives, and higher credit card processing costs attributable to increases in volume.

Provision for loan loss.  Provision for loan loss decreased $124.1 million, or 11%, to $1,016.0 million for the year ended December 31, 2018 as compared to $1,140.1 million for the year ended December 31, 2017, due to the change in credit card and loan receivables in each respective period, including the impact of the classification of credit card receivables held for sale, offset in part by an increase in net charge-offs.

General and administrative.  General and administrative expenses increased $6.4 million, or 4%, to $172.7 million for the year ended December 31, 2018 as compared to $166.3 million for year ended December 31, 2017, due to an increase in professional fees, medical benefits and charitable contributions, which were offset in part by a decrease in net foreign currency exchange losses realized and a decrease in incentive compensation driven by bonuses in 2017 to our non-executive associates resulting from tax reform benefits.

Depreciation and other amortization.  Depreciation and other amortization increased $13.0 million, or 7%, to $196.1 million for the year ended December 31, 2018, as compared to $183.1 million for the year ended December 31, 2017, due to additional assets placed into service from capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $23.3 million, or 7%, to $291.2 million for the year ended December 31, 2018, as compared to $314.5 million for the year ended December 31, 2017, primarily due to certain fully amortized intangible assets, including customer databases and portfolio premiums.

Interest expense, net.  Total interest expense, net increased $106.2 million, or 19%, to $670.6 million for the year ended December 31, 2018 as compared to $564.4 million for the year ended December 31, 2017. The increase was due to the following:

•

Securitization funding costs.  Securitization funding costs increased $63.6 million due to higher average interest rates, which increased funding costs by approximately $36.6 million, and higher average borrowings, which increased funding costs by approximately $27.0 million.

•

Interest expense on deposits.  Interest expense on deposits increased $40.6 million due to higher average borrowings, which increased interest expense by approximately $21.8 million, and higher average interest rates, which increased interest expense by approximately $18.8 million.

•

Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net increased $2.0 million primarily due to a $26.5 million increase in interest expense on term debt and a $14.9 million increase in interest expense on the revolving line of credit due to higher average borrowings and higher average interest rates due to increases in the LIBOR rate. These increases were offset in part by a $37.4 million decrease in interest expense on senior notes primarily due to the repayment of senior notes in December 2017 and April 2018.

Taxes. Income tax expense decreased $31.8 million, or 11%, to $260.6 million for the year ended December 31, 2018 from $292.4 million for the year ended December 31, 2017, due to the reduction in the federal statutory rate pursuant to tax reform enacted in December 2017. The effective tax rate for the year ended December 31, 2018 decreased to 21.3% as compared to 27.0% for the year ended December 31, 2017. Additionally, income tax expense in the current year was positively impacted by a tax benefit associated with a foreign restructuring in the current year.

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

•

Within the Card Services segment, cost of operations increased $89.7 million. Payroll and benefit expenses increased $71.2 million due to an increase in the number of associates to support growth and operational initiatives, and other operating expenses increased $18.5 million as a result of higher credit card processing costs due to increases in volume associated with growth in credit card and loan receivables.

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

In 2018, adjusted EBITDA excluded costs related to the exploration of strategic alternatives for our Epsilon segment. In 2016, adjusted EBITDA excluded the impact of the cancellation of the AIR MILES Reward Program’s five-year expiry policy on December 1, 2016. In 2015, adjusted EBITDA excluded costs associated with the consent orders with the FDIC, and in 2014, adjusted EBITDA excluded business acquisition costs related to the acquisition of Conversant and the contingent consideration incurred as a result of the earn-out obligation associated with the BrandLoyalty acquisition. These costs, as well as stock compensation expense, were not included in the measurement of segment adjusted EBITDA as the chief operating decision maker did not factor these expenses for purposes of assessing segment performance and decision making with respect to resource allocations.

Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs, interest expense on deposits and adjusted EBITDA attributable to the non-controlling interest. Effective April 1, 2016, we acquired the remaining 20% interest in BrandLoyalty, which increased our ownership percentage to 100%.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In millions)
Net income	$963.1	$788.7	$517.6	$605.4	$516.1
Stock compensation expense	80.8	75.1	76.5	91.3	72.5
Provision for income taxes	260.6	292.4	319.4	326.2	321.8
Interest expense, net	670.6	564.4	428.5	330.2	260.5
Depreciation and other amortization	196.1	183.1	167.1	142.1	109.7
Amortization of purchased intangibles	291.2	314.5	345.0	350.1	203.4
Impact of expiry (1)	—	—	241.7	—	—
Regulatory settlement (2)	—	—	—	64.6	—
Earn-out obligation (3)	—	—	—	—	105.9
Business acquisition costs (4)	—	—	—	—	7.3
Strategic transaction costs (5)	3.3	—	—	—	—
Adjusted EBITDA	$2,465.7	$2,218.2	$2,095.8	$1,909.9	$1,597.2
Less: Securitization funding costs	220.2	156.6	125.6	97.1	91.1
Less: Interest expense on deposits	165.7	125.1	84.7	53.6	37.5
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	5.5	30.9	43.1
Adjusted EBITDA, net	$2,079.8	$1,936.5	$1,880.0	$1,728.3	$1,425.5

(1)	Represents the impact of the cancellation of the AIR MILES Reward Program’s five-year expiry policy on December 1, 2016.
(2)	Represents costs associated with the consent orders with the FDIC to provide restitution to eligible customers and $2.5 million in civil penalties.
(3)	Represents additional contingent consideration as a result of the earn-out obligation associated with the acquisition of our 60 percent ownership interest in BrandLoyalty in 2014.
(4)	Represents expenditures directly associated with the acquisition of Conversant in 2014.
(5)	Represents expenditures directly associated with strategic alternatives related to Epsilon.

Segment Revenue and Adjusted EBITDA, net

	Year Ended December 31,			% Change
				2018	2017
	2018	2017	2016	to 2017	to 2016
	(in millions, except percentages)
Revenue:
LoyaltyOne	$1,068.4	$1,303.5	$1,337.9	(18)%	(3)%
Epsilon	2,175.1	2,272.1	2,155.2	(4)	5
Card Services	4,597.6	4,170.6	3,675.0	10	13
Corporate/Other	0.6	0.6	0.3	nm *	nm *
Eliminations	(50.5)	(27.4)	(30.3)	nm *	nm *
Total	$7,791.2	$7,719.4	$7,138.1	1%	8%
Adjusted EBITDA, net:
LoyaltyOne	$254.2	$256.7	$308.9	(1)%	(17)%
Epsilon	475.1	475.7	480.2	—	(1)
Card Services	1,496.0	1,344.9	1,213.3	11	11
Corporate/Other	(145.5)	(140.8)	(122.4)	3	15
Total	$2,079.8	$1,936.5	$1,880.0	7%	3%

*not meaningful

Year ended December 31, 2018 compared to the year ended December 31, 2017

Revenue.  Total revenue increased $71.8 million, or 1%, to $7,791.2 million for the year ended December 31, 2018 from $7,719.4 million for the year ended December 31, 2017. The net increase was due to the following:

•

LoyaltyOne.  Revenue decreased $235.1 million, or 18%, to $1,068.4 million for the year ended December 31, 2018 primarily due to the adoption of ASC 606, which negatively impacted revenue by $283.4 million. This decrease was offset in part by a 12% increase in revenue from our short-term loyalty programs primarily due to an increase in the number of active programs in market.

•

Epsilon.  Revenue decreased $97.0 million, or 4%, to $2,175.1 million for the year ended December 31, 2018 primarily due to declines in agency and site-based display product offerings as compared to the prior year.

•

Card Services.  Revenue increased $427.0 million, or 10%, to $4,597.6 million for the year ended December 31, 2018, driven by a $523.0 million increase in finance charges, net as a result of an 8% increase in average credit card and loan receivables. This increase was offset in part by a decrease in servicing fees of $96.0 million, as merchant fee revenue declined $75.2 million due to increased royalty payments to our retailers associated with higher volumes and new clients, and other servicing fees charged to cardholders declined $19.2 million due in part to a decline in revenue from certain payment protection products.

Adjusted EBITDA, net.  Adjusted EBITDA, net increased $143.3 million, or 7%, to $2,079.8 million for the year ended December 31, 2018 from $1,936.5 million for the year ended December 31, 2017. The net increase was due to the following:

•

LoyaltyOne.  Adjusted EBITDA, net decreased $2.5 million, or 1%, to $254.2 million for the year ended December 31, 2018, as a result of lower margin programs in key markets within our short-term loyalty programs and weakened performance in Asia.

•

Epsilon.  Adjusted EBITDA, net decreased $0.6 million to $475.1 million for the year ended December 31, 2018 due to the decrease in revenue, offset in part by a favorable revenue mix toward higher margin product offerings in the current year as compared to the prior year.

•

Card Services.  Adjusted EBITDA, net increased $151.1 million, or 11%, to $1,496.0 million for the year ended December 31, 2018.  Adjusted EBITDA, net was positively impacted by an increase in finance charges, net and a decrease in the provision for loan loss, but offset in part by valuation adjustments to certain portfolios within credit card and loan receivables held for sale, higher funding costs, and an increase in payroll and benefit expenses to support in-house collections and operational initiatives.

•

Corporate/Other.  Adjusted EBITDA, net decreased $4.7 million to a loss of $145.5 million for the year ended December 31, 2018 due to an increase in professional fees, medical benefits and charitable contributions, which were offset by a decrease in net foreign currency exchange losses realized and a decrease in incentive compensation driven by bonuses in 2017 to our non-executive associates resulting from tax reform benefits.

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

Delinquencies.  A credit card account is contractually delinquent when we do not receive the minimum payment by the specified due date on the cardholder’s statement. Our policy is to continue to accrue interest and fee income on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged-off, in the month during which an account becomes 180 days delinquent. When an account becomes delinquent, a message is printed on the credit cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house collection efforts, we may engage collection agencies and outside attorneys to continue those efforts.

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	December 31,	% of	December 31,	% of
	2018	Total	2017	Total
	(In millions, except percentages)
Receivables outstanding - principal	$16,869.9	100.0%	$17,705.1	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	303.2	1.8%	301.5	1.7%
61 to 90 days	207.9	1.3	191.3	1.1
91 or more days	443.4	2.6	409.6	2.3
Total	$954.5	5.7%	$902.4	5.1%

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

	Year Ended December 31,
	2018	2017	2016
	(In millions, except percentages)
Average credit card and loan receivables	$17,412.1	$16,185.5	$14,085.8
Net charge-offs of principal receivables	1,067.2	970.9	723.0
Net charge-offs as a percentage of average credit card and loan receivables	6.1%	6.0%	5.1%

Liquidity and Capital Resources

Our primary sources of liquidity include cash generated from operating activities, our credit agreements and issuances of debt or equity securities, our credit card securitization program and deposits issued by Comenity Bank and Comenity Capital Bank. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources, including our plan to enter the consumer deposit market for Comenity Capital Bank in 2019.

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

Cash Flow Activity

Operating Activities.  We generated cash flow from operating activities of $2,754.9 million and $2,599.1 million for the years ended December 31, 2018 and 2017, respectively. The increase in operating cash flows of $155.8 million during the year ended December 31, 2018 was primarily due to an increase in profitability.

Investing Activities. Cash used in investing activities was $1,872.0 million and $4,268.1 million for the years ended December 31, 2018 and 2017, respectively. Significant components of investing activities are as follows:

•

Redemption settlement assets. Cash decreased $42.2 million for the year ended December 31, 2018 due to additional investments in corporate bonds within the redemption settlement assets. Cash decreased $231.3 million for the year ended December 31, 2017 as we increased funding to the redemption settlement assets as a result of the breakage rate change in December 2016.

•

Credit card and loan receivables. Cash decreased $2,749.6 million and $3,600.2 million for the years ended December 31, 2018 and 2017, respectively, due to growth in credit card and loan receivables in each respective year.

•

Proceeds from sale of credit card and loan portfolios. During the year ended December 31, 2018, we received cash consideration of $1,153.5 million from the sale of six credit card portfolios. During the year ended December 31, 2017, we received cash consideration of $797.7 million from the sale of two credit card and loan portfolios.

•

Payments for acquired businesses, net of cash. During the year ended December 31, 2017, we acquired credit card receivables and the associated accounts and assumed a portion of an existing customer care operation, including a facility sublease agreement and approximately 250 employees, from Signet for cash consideration of approximately $945.6 million.

•

Capital expenditures. Cash paid for capital expenditures was $199.8 million and $225.4 million for the years ended December 31, 2018 and 2017, respectively. We anticipate capital expenditures to continue to be approximately 3% of annual revenue.

Financing Activities. Cash used in financing activities was $1,217.9 million for the year ended December 31, 2018, and cash provided by financing activities was $4,004.9 million for the year ended December 31, 2017. Significant components of financing activities are as follows:

•

Debt. Cash decreased $317.7 million in net repayments for the year ended December 31, 2018, primarily due to the early repayment of $500.0 million senior notes due in 2020.  Cash increased $355.3 million in net borrowings for the year ended December 31, 2017, primarily due to the issuance of €400.0 million senior notes due in 2022 and additional term loan and revolving line of credit net borrowings, offset in part by the repayment of $400.0 million senior notes due in 2017.

•

Non-recourse borrowings of consolidated securitization entities. Cash decreased $1,156.4 million in net repayments for the year ended December 31, 2018 due to $985.0 million in net repayments under the conduit facilities and $171.4 million in net maturities under the asset-backed term notes. Cash increased $1,852.2 million in net borrowings for the year ended December 31, 2017 due to $1,410.0 million in net borrowings under the conduit facilities and $442.2 million in net borrowings under the asset-backed term notes.

•	Deposits. Cash increased $864.1 million and $2,543.2 million for the years ended December 31, 2018 and 2017, respectively, due to new issuances, offset in part by timing of maturities.
•	Dividends. Cash paid for quarterly dividends and dividend equivalents was $125.2 million and $115.5 million for the years ended December 31, 2018 and 2017, respectively.
•	Treasury shares. Cash paid for treasury shares was $443.2 million and $553.7 million for the years ended December 31, 2018 and 2017, respectively.

Debt

Long-term and Other Debt

At December 31, 2018, our credit agreement, as amended, provided for a $3,052.6 million term loan, subject to certain repayments, and a $1,572.4 million revolving line of credit. The loans are scheduled to mature on June 14, 2022.

As of December 31, 2018, we had $740.0 million outstanding under our revolving line of credit and total availability of $832.4 million. Our total leverage ratio, as defined in our credit agreement, was 2.3 to 1 at December 31, 2018, as compared to the maximum covenant ratio of 3.5 to 1.

In April 2018, we redeemed our $500.0 million outstanding 6.375% senior notes due April 1, 2020 at par plus accrued interest. We funded the redemption with borrowings under our revolving line of credit.

The BrandLoyalty credit agreement, as amended in June 2016, provided for a reduction in commitment on each of the uncommitted and committed revolving lines of credit of €25.0 million in August 2018, reducing the total capacity from €125.0 million to €75.0 million. As of December 31, 2018, we had €37.6 million ($43.2 million) outstanding under the revolving lines of credit in the BrandLoyalty credit agreement.

As of December 31, 2018, we were in compliance with our debt covenants.

See Note 12, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our debt.

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities, including funding for our non-securitized credit card receivables, and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

Comenity Bank and Comenity Capital Bank offer non-maturity deposit programs through contractual arrangements with various financial counterparties. As of December 31, 2018, Comenity Bank and Comenity Capital Bank had $3.4 billion in money market deposits outstanding with interest rates ranging from 1.90% to 2.71%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of at least $100,000 and $1,000, respectively, in various maturities ranging between January 2019 and December 2023 and with effective annual interest rates ranging from 1.25% to 4.00%. As of December 31, 2018, we had $8.4 billion of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

During the year ended December 31, 2018, Master Trust I issued $1.3 billion of asset-backed term notes with various maturities ranging between February 2021 and October 2021, of which $96.9 million were retained by us and eliminated from the consolidated balance sheets. Additionally, $1.7 billion of asset-backed term notes matured and were repaid, of which $386.2 million were retained by us and eliminated from the consolidated balance sheets.

As of December 31, 2018, the WFN Trusts and the WFC Trust had approximately $13.4 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts. We have secured and continue to secure the necessary commitments to fund our portfolio of securitized credit card receivables originated by Comenity Bank and Comenity Capital Bank. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all as they are dependent on the asset-backed securitization markets at the time.

We have access to committed undrawn capacity through three conduit facilities to support the funding of our credit card receivables through Master Trust I, Master Trust III and the WFC Trust. As of December 31, 2018, total capacity under the conduit facilities was $4.5 billion, of which $2.8 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from November 2019 to September 2020 with variable interest rates ranging from 3.48% to 3.79% as of December 31, 2018.

In August 2018, Master Trust I amended its 2009-VFN conduit facility, increasing the capacity from $800.0 million to $1,180.0 million and extending the maturity to September 2020.

In August 2018, Master Trust III amended its 2009-VFC conduit facility, decreasing the capacity from $1,680.0 million to $1,300.0 million and extending the maturity to September 2020.

The following table shows the maturities of borrowing commitments as of December 31, 2018 for the WFN Trusts and the WFC Trust by year:

	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Term notes	$1,574.0	$1,467.2	$1,852.1	$—	$—	$4,893.3
Conduit facilities (1)	1,975.0	2,480.0	—	—	—	4,455.0
Total (2)	$3,549.0	$3,947.2	$1,852.1	$—	$—	$9,348.3

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.8 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the consolidated financial statements.

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

See Note 12, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our securitized debt.

Stock Repurchase Programs

We had an authorized stock repurchase program to acquire up to $1.0 billion of our outstanding common stock through July 31, 2018. At July 31, 2018, $280.3 million of this program expired unused. On July 26, 2018, our Board of Directors authorized a new stock repurchase program to acquire up to $500.0 million of our outstanding common stock from August 1, 2018 through July 31, 2019. As of December 31, 2018, we had $222.8 million remaining under the stock repurchase program.

For the year ended December 31, 2018, we acquired approximately 2.2 million shares of our common stock for $443.2 million.

See “Stock Repurchase Programs” under Note 15, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements for additional information regarding our stock repurchase programs.

Dividends

For the year ended December 31, 2018, we paid quarterly cash dividends of $0.57 per share for a total of $125.2 million. For the year ended December 31, 2017, we paid quarterly cash dividends of $0.52 per share for a total of $115.5 million.

On February 7, 2019, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock, payable on March 19, 2019 to stockholders of record at the close of business on February 21, 2019.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Our future cash payments associated with our contractual obligations and commitments to make future payments by type and period as of December 31, 2018 are summarized below:

	2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Deposits (1)	$6,787.0	$2,325.8	$1,538.5	$1,091.4	$538.4	$—	$12,281.1
Non-recourse borrowings of consolidated securitization entities (1)	2,917.0	3,207.5	1,877.6	—	—	—	8,002.1
Long-term and other debt (1)	399.0	564.5	892.5	4,421.7	359.9	—	6,637.6
Operating leases	91.7	85.4	72.0	63.2	58.5	324.7	695.5
Capital leases	6.0	3.5	2.9	1.0	—	—	13.4
Software licenses	6.7	3.9	1.9	1.1	0.5	—	14.1
ASC 740 obligations (2)	—	—	—	—	—	—	—
Purchase obligations (3)	394.2	111.2	75.4	13.2	8.3	0.4	602.7
Total	$10,601.6	$6,301.8	$4,460.8	$5,591.6	$965.6	$325.1	$28,246.5

(1)

The deposits, non-recourse borrowings of consolidated securitization entities and long-term and other debt represent our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2018, applied to the contractual repayment period.

(2)	ASC 740 obligations do not reflect unrecognized tax benefits of $293.6 million, of which the timing remains uncertain.
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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Comenity Bank and Comenity Capital Bank are considered well capitalized. The actual capital ratios and minimum ratios as of December 31, 2018 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	13.1%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	14.6	4.5	6.5
Tier 1 capital to risk-weighted assets	14.6	6.0	8.0
Total capital to risk-weighted assets	15.9	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	12.1%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	14.4	4.5	6.5
Tier 1 capital to risk-weighted assets	14.4	6.0	8.0
Total capital to risk-weighted assets	15.7	8.0	10.0

In September 2015, each bank entered into a consent order with the FDIC in settlement of the FDIC’s review regarding the marketing, promotion and sale of certain add-on products; these consent orders were terminated in August 2018.

In August 2014, the SEC adopted a number of rules that will change the disclosure, reporting and offering process for publicly registered offerings of asset-backed securities, including those offered under our credit card securitization program. A number of rules proposed by the SEC in 2010 and 2011, such as requiring group-level data for the underlying assets in credit card securitizations, were not adopted in 2014 but may be implemented by the SEC in the future with or without modifications. The SEC has also issued an advance notice of proposed rulemaking relating to the exemptions that our credit card securitization trusts rely on in our credit card securitization program to avoid registration as investment companies.

Regulations adopted by the FDIC, the SEC, the Federal Reserve and certain other federal regulators mandate a minimum five percent risk retention requirement for securitizations issued on and after December 24, 2016, known as Regulation RR. Such risk retention requirements may limit our liquidity by restricting the amount of asset-backed securities we are able to issue or affecting the timing of future issuances of asset-backed securities; we intend to satisfy such risk retention requirements by maintaining a seller’s interest calculated in accordance with Regulation RR.

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

If we used different assumptions in estimating net charge-offs that could be incurred, the impact to the allowance for loan loss could have a material effect on our consolidated financial condition and results of operations. For example, a 100 basis point change in our estimate of incurred net loan losses could have resulted in a change of approximately $176 million in the allowance for loan loss at December 31, 2018, with a corresponding change in the provision for loan loss.

Revenue Recognition.

We recognize revenue when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. In that determination, under ASC 606, we follow a five-step model that includes: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied.

We enter into contracts with customers that may include multiple performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. If the standalone selling price is not directly observable, we estimate the standalone selling price based on either the adjusted market assessment or cost plus a margin approach.

Certain of our contracts may provide for variable consideration. We estimate these amounts based on either the expected amount or most likely amount to be provided to the customer to determine the transaction price for the contract. The estimation method is consistent for contracts with similar terms and is applied consistently throughout each contract. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information that is reasonably available.

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

Throughout 2017 and 2018, our estimated breakage rate remained 20%. Our cumulative redemption rate, which represents program to date redemptions divided by program to date issuance, is 69% as of December 31, 2018. We expect the ultimate redemption rate will approximate 80% based on our historical redemption patterns, statistical regression models, and consideration of enacted program changes, as applicable.

During 2017, we changed our estimated life of a mile from 42 months to 38 months, which had an impact to revenue of approximately $20 million. Throughout 2018, our estimated life of an AIR MILES reward mile remained 38 months. We estimate that a change to the estimated life of an AIR MILES reward mile of one month would impact revenue by approximately $4 million.

Any future changes in collector behavior could result in further changes in our estimates of breakage or life of an AIR MILES reward mile.

As of December 31, 2018, we had $875.3 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 3, “Revenue,” of the Notes to Consolidated Financial Statements.

Goodwill.

We test goodwill for impairment annually, as of July 31, or when events and circumstances change that would indicate the carrying amount may not be recoverable. In evaluating goodwill for impairment, we must estimate the fair value of the reporting units to which the goodwill relates. As of December 31, 2018, we had goodwill of approximately $3.8 billion. The following table presents the December 31, 2018 goodwill by reporting unit as well as the percentage by which fair value of the reporting units exceeded carrying value as of the 2018 annual impairment test:

		Approximate
Reporting Unit	Goodwill	Excess Fair Value %
	(In millions, except percentages)
Card Services	$261.7	390 - 460%
LoyaltyOne excluding BrandLoyalty	183.7	410 - 440%
BrandLoyalty	509.5	30 - 40%
Epsilon excluding Conversant	1,235.8	30%
Conversant	1,650.3	≤ 10%
Total	$3,841.0

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

Interest Rate Risk. Interest rate risk affects us directly in our borrowing activities. Our interest expense, net was $670.6 million for 2018. To manage our risk from market interest rates, we actively monitor interest rates and other interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative instruments such as interest rate swaps and interest rate caps to mitigate our interest rate risk on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase or decrease in interest rates of 1%. In 2018, a 1% increase or decrease in interest rates would have resulted in a change to our interest expense of approximately $101 million. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

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

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar and between the U.S. dollar and the Euro. For the year ended December 31, 2018, an additional 10% decrease in the strength of the Canadian dollar versus the U.S. dollar and the Euro versus the U.S. dollar would have resulted in an additional decrease in pre-tax income of approximately $13 million and $3 million, respectively. Conversely, a corresponding increase in the strength of the Canadian dollar or the Euro versus the U.S. dollar would result in a comparable increase to pre-tax income in these periods.

Item 8.Financial Statements and Supplementary Data.

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2018, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-3.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2019 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2018, except for the information included in Part I, “Item 4A. Executive Officers of the Registrant” herein.

Item 11.Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2019 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2018.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2019 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2018.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2019 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2018.

Item 14.Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2019 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2018.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

a)	The following documents are filed as part of this report:

(1)	Financial Statements
(2)	Financial Statement Schedule
(3)	The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

+10.1	(a)	Alliance Data Systems Corporation Executive Deferred Compensation Plan, amended and restated effective January 1, 2018.	8-K	10.1	11/24/17

+10.2	(a)	Alliance Data Systems Corporation 2005 Long-Term Incentive Plan.	DEF 14A	A	4/29/05

+10.3	(a)	Amendment Number One to the Alliance Data Systems Corporation 2005 Long Term Incentive Plan, dated as of September 24, 2009.	10-Q	10.8	11/9/09

+10.4	(a)	Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	DEF 14A	A	4/20/10

+10.5	(a)	Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	DEF 14A	B	4/20/15

+10.6	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	8-K	10.1	2/20/18

+10.7	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2017 grant EBT).	8-K	10.2	2/17/17

+10.8	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2017 grant rTSR).	8-K	10.3	2/17/17

+10.9	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2017 grant EPS).	8-K	10.4	2/17/17

+10.10	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2018 grant EBT).	8-K	10.2	2/20/18

+10.11	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2018 grant rTSR).	8-K	10.3	2/20/18

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
+10.12	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2019 grant EBT).	8-K	10.1	2/20/19

+10.13	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2019 grant rTSR).	8-K	10.2	2/20/19

+10.14	(a)	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.	10-Q	10.10	8/8/08

+10.15	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	10-K	10.52	2/28/13

+10.16	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	10-Q	10.6	8/7/17

+10.17	(a)	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan.	8-K	10.1	6/9/06

+10.18	(a)	Form of Alliance Data Systems Associate Confidentiality Agreement.	10-K	10.18	2/27/17

+10.19	(a)	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors.	8-K	10.1	6/5/15

+10.20	(a)	Alliance Data Systems Corporation 2015 Employee Stock Purchase Plan, effective July 1, 2015.	DEF 14A	C	4/20/15

+10.21	(a)	LoyaltyOne, Inc. Registered Retirement Savings Plan, as amended.	10-Q	10.1	5/7/10

+10.22	(a)	LoyaltyOne, Inc. Deferred Profit Sharing Plan, as amended.	10-Q	10.2	5/7/10

+10.23	(a)	LoyaltyOne, Inc. Canadian Supplemental Executive Retirement Plan, effective as of January 1, 2009.	10-Q	10.3	5/7/10

+10.24	(a)	Change in Control Severance Protection Agreement, dated as of December 13, 2016, between Edward Heffernan and ADS Alliance Data Systems, Inc.	8-K	10.1	12/16/16

10.25	(a)	Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001 and further assigned to AM Royalties Limited Partnership, a wholly owned subsidiary of Diversified Royalty Corp., in connection with an asset purchase agreement dated August 25, 2017).	S-1	10.43	1/13/00

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.26	(a)	Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. as assigned by Air Miles International Trading B.V. to AM Royalties Limited Partnership, a wholly owned subsidiary of Diversified Royalty Corp., in connection with an asset purchase agreement dated August 25, 2017.	S-1	10.44	1/13/00

10.27	(b) (c)	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 as amended and restated as of September 17, 1999 and August 1, 2001, by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company.	8-K	4.6	8/31/01

10.28	(b) (c) (d)	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	8/4/04

10.29	(b) (c) (d)	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	4/5/05

10.30	(b) (d)	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	6/15/07

10.31	(b) (c) (d)	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	10/31/07

10.32	(b) (d)	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A.	8-K	4.1	5/29/08

10.33	(b) (d)	Seventh Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	6/30/10

10.34	(b) (d)	Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	8/12/10

10.35	(b) (c) (d)	Eighth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	11/14/11

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.36	(b) (c) (d)	Ninth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	12/2/16

10.37	(b) (c) (d)	Tenth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 16, 2018, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	8/20/18

10.38	(b) (c)	Collateral Series Supplement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.7	8/31/01

10.39	(b) (c)	First Amendment to Collateral Series Supplement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.3	11/20/02

10.40	(b) (c) (d)	Second Amendment to Collateral Series Supplement, dated as of July 6, 2016, among WFN Credit Company, LLC, Comenity Bank and MUFG Union Bank, N.A.	8-K	4.1	7/8/16

10.41	(b) (c)	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/31/01

10.42	(b) (c)	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	11/20/02

10.43	(b) (c) (d)	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	8/4/04

10.44	(b) (c) (d)	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	4/5/05

10.45	(b) (d)	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	6/15/07

10.46	(b) (c) (d)	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	10/31/07

10.47	(b) (d)	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.4	6/30/10

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.48	(b) (d)	Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/12/10

10.49	(b) (c) (d)	Eighth Amendment to Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.1	6/15/11

10.50	(b) (c) (d)	Ninth Amendment to Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	11/14/11

10.51	(b) (c) (d)	Tenth Amendment to the Transfer and Servicing Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.4	7/8/16

10.52	(b) (c)	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.8	8/31/01

10.53	(b) (d)	First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.3	6/30/10

10.54	(b) (d)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.2	8/12/10

10.55	(b) (c) (d)	Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	8-K	4.2	11/14/11

10.56	(b) (c) (d)	Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.2	7/8/16

10.57	(b) (c)	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.1	8/31/01

10.58	(b) (c)	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4	4/22/03

10.59	(b) (c)	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.2	8/28/03

10.60	(b) (d)	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.3	6/15/07

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.61	(b) (d)	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A.	8-K	4.2	5/29/08

10.62	(b (d)	Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	6/30/10

10.63	(b) (c) (d)	Supplemental Indenture No. 5, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	2/22/13

10.64	(b) (c) (d)	Supplemental Indenture No. 6 to Master Indenture, dated as of July 6, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.3	7/8/16

10.65	(b) (c) (d)	Omnibus Amendment, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/11/17

10.66	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among World Financial Network Bank, World Financial Network Credit Card Master Note Trust, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.1	6/26/12

10.67	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among WFN Credit Company, LLC, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.2	6/26/12

10.68	(b) (c) (d)	Series 2012-A Indenture Supplement, dated as of April 12, 2012, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	4/16/12

10.69	(b) (c) (d)	Series 2012-D Indenture Supplement, dated as of October 5, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.1	10/10/12

10.70	(b) (c) (d)	Series 2015-B Indenture Supplement, dated as of August 21, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	8/25/15

10.71	(b) (c) (d)	Series 2016-A Indenture Supplement, dated as of July 27, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/28/16

10.72	(b) (c) (d)	Series 2016-C Indenture Supplement, dated as of November 3, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	11/4/16

10.73	(b) (c) (d)	Series 2017-A Indenture Supplement, dated as of May 22, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	5/24/17

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.74	(b) (c) (d)	Series 2017-B Indenture Supplement, dated as of August 16, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	8/22/17

10.75	(b) (c) (d)	Series 2017-C Indenture Supplement, dated as of November 15, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	11/17/17

10.76	(b) (c) (d)	Series 2018-A Indenture Supplement, dated as of February 28, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	3/5/18

10.77	(b) (c) (d)	Omnibus Amendment, dated as of May 3, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	5/4/18

10.78	(b) (c) (d)	Series 2018-B Indenture Supplement, dated as of September 27, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	9/28/18

10.79	(b) (c) (d)	First Amendment to Series 2018-B Indenture Supplement, dated as of November 7, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.2	11/8/18

10.80	(b) (c) (d)	Series 2018-C Indenture Supplement, dated as of November 7, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	11/8/18

10.81	(b) (c) (d)	Series 2019-A Indenture Supplement, dated as of February 20, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	2/20/19

10.82	(b) (c)	Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association.	8-K	4.4	8/31/01

10.83	(b) (c)	Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.5	8/31/01

10.84	(b) (d)	First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.1	7/31/09

10.85	(b) (c) (d)	Second Amended and Restated Service Agreement, dated as of May 10, 2016, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	5/16/16

10.86	(b) (c) (d)	Amendment to Second Amended and Restated Service Agreement, dated April 10, 2017, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/13/17

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.87	(b) (c) (d)	Asset Representations Review Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and FTI Consulting, Inc.	8-K	10.1	7/8/16

10.88	(a)	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	10-Q	10.5	11/7/08

10.89	(a)	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.94	3/2/09

10.90	(a)	Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.127	2/28/11

10.91	(a)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.128	2/28/11

10.92	(a)	Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	10-Q	10.4	11/7/11

10.93	(a)	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.6	11/7/08

10.94	(a)	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.7	11/7/08

10.95	(a)	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.8	11/7/08

10.96	(a)	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.).	10-Q	10.9	11/7/08

10.97	(a)	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-Q	10.9	5/7/10

10.98	(a)	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A.	10-Q	10.3	11/7/11

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.99	(a)	Sixth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among WFN Credit Company, LLC, Comenity Bank, and Deutsche Bank Trust Company Americas.	10-K	10.94	2/27/17

10.100	(a)	Seventh Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 1, 2017, among WFN Credit Company, LLC, Comenity Bank, and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.96	2/27/18

10.101	(a)	Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-K	10.134	2/28/11

10.102	(a)	Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.3	11/7/08

10.103	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.11	8/9/10

10.104	(a)	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.4	11/7/08

10.105	(a)	Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.12	8/9/10

10.106	(a)	Master Indenture, dated as of September 29, 2008, between World Financial Capital Master Note Trust and U.S. Bank National Association, together with Supplemental Indenture Nos. 1 - 3.	10-K	10.104	2/27/18

10.107	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 28, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	10-K	10.129	2/27/15

10.108	(a)	First Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-Q	10.8	8/7/17

10.109	(a)	Second Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 1, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.109	2/27/18

*10.110	(a)

Third Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of May 3, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
*10.111	(a)

Fourth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of August 31, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.

*10.112	(a)

Fifth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 1, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.

10.113	(a)	Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 28, 2017, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas.	10-Q	10.7	8/7/17

10.114	(a)	First Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of October 19, 2017, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.4	11/8/17

*10.115	(a)

Second Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of August 31, 2018, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).

10.116	(a)	Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2016, between World Financial Capital Master Note Trust and Deutsche Bank Trust Company Americas.	10-K	10.102	2/27/17

10.117	(a)	First Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2017, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.5	11/8/17

10.118	(a)	Second Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of September 28, 2018, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.3	11/6/18

10.119	(a)	Amendment and Restatement Agreement, dated as of June 9, 2016, including Amended and Restated Facilities Agreement, by and among Brand Loyalty Group B.V. and certain subsidiaries parties thereto, as borrowers and guarantors, Deutsche Bank AG, Amsterdam Branch (as Arranger), ING Bank N.V. (as Arranger, Agent and Security Agent), Coöperatieve Rabobank U.A. (as Arranger) and NIBC Bank N.V. (as Arranger).	8-K	10.1	6/15/16

10.120	(a)	Amended and Restated Credit Agreement, dated as of June 14, 2017, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other agents and lenders.	8-K	10.1	6/19/17

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.121	(a)	First Amendment to Amended and Restated Credit Agreement and Incremental Amendment, dated as of June 16, 2017, by and among Alliance Data Systems Corporation, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	8-K	10.2	6/19/17

10.122	(a)	Second Amendment to Amended and Restated Credit Agreement, dated as of July 5, 2018, by and among Alliance Data Systems Corporation, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	10-Q	10.2	8/7/18

10.123	(a)	Indenture, dated July 29, 2014, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Wells Fargo Bank, N.A., as trustee (including the form of the Company’s 5.375% Senior Note due August 1, 2022).	8-K	4.1	7/30/14

10.124	(a)	Indenture, dated November 19, 2015, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantor, U.S. Bank National Association, as trustee, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as registrar and transfer agent (including the form of the Company's 5.25% Senior Note due November 15, 2023).	8-K	4.1	11/20/15

10.125	(a)	Indenture, dated October 27, 2016, by and among Alliance Data Systems Corporation, as issuer, and certain subsidiaries parties thereto, as guarantors, and Regions Bank, as trustee (including the form of the Company’s 5.875% Senior Note due November 1, 2021).	8-K	4.1	10/28/16

10.126	(a)	Indenture, dated March 14, 2017, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors and U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as registrar and transfer agent (including the form of the Company's 4.500% Senior Note due March 15, 2022).	8-K	4.1	3/14/17

*21	(a)	Subsidiaries of the Registrant

*23.1	(a)	Consent of Deloitte & Touche LLP

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE DATA SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alliance Data Systems Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in fiscal year 2018 due to adoption of the new revenue standard. The Company adopted the new revenue standard using a modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2019

We have served as the Company’s auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alliance Data Systems Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 26, 2019

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,863.1	$4,190.0
Accounts receivable, net, less allowance for doubtful accounts ($5.3 and $6.7 at December 31, 2018 and 2017, respectively)	923.9	822.3
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	13,418.3	14,293.9
Other credit card and loan receivables	4,436.7	4,319.9
Total credit card and loan receivables	17,855.0	18,613.8
Allowance for loan loss	(1,038.3)	(1,119.3)
Credit card and loan receivables, net	16,816.7	17,494.5
Credit card and loan receivables held for sale	1,951.6	1,026.3
Inventories, net	251.9	234.1
Other current assets	345.9	348.9
Redemption settlement assets, restricted	558.6	589.5
Total current assets	24,711.7	24,705.6
Property and equipment, net	595.1	613.9
Deferred tax asset, net	47.0	28.1
Intangible assets, net	539.7	800.6
Goodwill	3,841.0	3,880.1
Other non-current assets	653.2	656.5
Total assets	$30,387.7	$30,684.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$558.3	$651.2
Accrued expenses	421.0	442.8
Current portion of deposits	6,537.7	6,366.2
Current portion of non-recourse borrowings of consolidated securitization entities	2,717.6	1,339.9
Current portion of long-term and other debt	144.5	131.3
Other current liabilities	338.8	368.7
Deferred revenue	766.1	846.6
Total current liabilities	11,484.0	10,146.7
Deferred revenue	109.2	120.3
Deferred tax liability, net	256.6	211.2
Deposits	5,256.0	4,564.7
Non-recourse borrowings of consolidated securitization entities	4,934.1	7,467.4
Long-term and other debt	5,593.4	5,948.3
Other liabilities	422.3	370.9
Total liabilities	28,055.6	28,829.5
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 113.0 shares and 112.8 shares at December 31, 2018 and 2017, respectively	1.1	1.1
Additional paid-in capital	3,172.4	3,099.8
Treasury stock, at cost, 59.6 shares and 57.4 shares at December 31, 2018 and 2017, respectively	(5,715.7)	(5,272.5)
Retained earnings	5,012.4	4,167.1
Accumulated other comprehensive loss	(138.1)	(140.2)
Total stockholders’ equity	2,332.1	1,855.3
Total liabilities and stockholders' equity	$30,387.7	$30,684.8

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2018	2017	2016
	(In millions, except per share amounts)
Revenues
Services	$2,420.0	$2,612.2	$2,504.8
Redemption, net	676.3	935.3	993.6
Finance charges, net	4,694.9	4,171.9	3,639.7
Total revenue	7,791.2	7,719.4	7,138.1
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	4,220.9	4,269.9	4,276.8
Provision for loan loss	1,016.0	1,140.1	940.5
General and administrative	172.7	166.3	143.2
Depreciation and other amortization	196.1	183.1	167.1
Amortization of purchased intangibles	291.2	314.5	345.0
Total operating expenses	5,896.9	6,073.9	5,872.6
Operating income	1,894.3	1,645.5	1,265.5
Interest expense
Securitization funding costs	220.2	156.6	125.6
Interest expense on deposits	165.7	125.1	84.7
Interest expense on long-term and other debt, net	284.7	282.7	218.2
Total interest expense, net	670.6	564.4	428.5
Income before income taxes	1,223.7	1,081.1	837.0
Provision for income taxes	260.6	292.4	319.4
Net income	$963.1	$788.7	$517.6
Less: Net income attributable to non-controlling interest	—	—	1.8
Net income attributable to common stockholders	$963.1	$788.7	$515.8

Net income attributable to common stockholders per share:
Basic (Note 2)	$17.56	$14.17	$7.37
Diluted (Note 2)	$17.49	$14.10	$7.34

Weighted average shares:
Basic (Note 2)	54.9	55.7	58.6
Diluted (Note 2)	55.1	55.9	58.9

Dividends declared per share:	$2.28	$2.08	$0.52

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Net income	$963.1	$788.7	$517.6

Other comprehensive income (loss):
Unrealized loss on securities available-for-sale	(3.1)	(7.3)	(1.7)
Tax benefit	1.1	0.2	0.2
Unrealized loss on securities available-for-sale, net of tax	(2.0)	(7.1)	(1.5)

Unrealized loss on cash flow hedges	(0.1)	(0.7)	(1.3)
Tax benefit	—	0.2	0.4
Unrealized loss on cash flow hedges, net of tax	(0.1)	(0.5)	(0.9)

Unrealized gain (loss) on net investment hedges	39.1	(72.3)	10.3
Tax benefit (expense)	(9.5)	26.2	(2.4)
Unrealized gain (loss) on net investment hedges, net of tax	29.6	(46.1)	7.9

Foreign currency translation adjustments	(25.4)	64.2	(18.9)

Other comprehensive income (loss), net of tax	2.1	10.5	(13.4)

Total comprehensive income, net of tax	$965.2	$799.2	$504.2
Less: Comprehensive income attributable to non-controlling interest	—	—	1.2
Comprehensive income attributable to common stockholders	$965.2	$799.2	$503.0

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(In millions)
January 1, 2016	112.1	$1.1	$2,981.1	$(3,927.4)	$3,092.5	$(137.3)	$2,010.0
Net income attributable to common stockholders	—	—	—	—	515.8	—	515.8
Accretion of non-controlling interest	—	—	—	—	(83.5)	—	(83.5)
Other comprehensive loss	—	—	—	—	—	(13.4)	(13.4)
Stock-based compensation	—	—	76.5	—	—	—	76.5
Repurchases of common stock	—	—	—	(805.7)	—	—	(805.7)
Dividends declared	—	—	—	—	(30.0)	—	(30.0)
Other	0.4	—	(11.5)	—	—	—	(11.5)
December 31, 2016	112.5	$1.1	$3,046.1	$(4,733.1)	$3,494.8	$(150.7)	$1,658.2
Net income attributable to common stockholders	—	—	—	—	788.7	—	788.7
Other comprehensive loss	—	—	—	—	—	10.5	10.5
Stock-based compensation	—	—	75.1	—	—	—	75.1
Repurchases of common stock	—	—	(14.3)	(539.4)	—	—	(553.7)
Dividends and dividend equivalent rights declared	—	—	—	—	(116.4)	—	(116.4)
Other	0.3	—	(7.1)	—	—	—	(7.1)
December 31, 2017	112.8	$1.1	$3,099.8	$(5,272.5)	$4,167.1	$(140.2)	$1,855.3
Net income attributable to common stockholders	—	—	—	—	963.1	—	963.1
Other comprehensive income	—	—	—	—	—	2.1	2.1
Stock-based compensation	—	—	80.8	—	—	—	80.8
Repurchases of common stock	—	—	—	(443.2)	—	—	(443.2)
Dividends and dividend equivalent rights declared	—	—	—	—	(125.9)	—	(125.9)
Cumulative effect adjustment to retained earnings in accordance with ASC 606	—	—	—	—	9.6	—	9.6
Cumulative effect adjustment to retained earnings in accordance with ASU 2016-01	—	—	—	—	(1.5)	—	(1.5)
Other	0.2	—	(8.2)	—	—	—	(8.2)
December 31, 2018	113.0	$1.1	$3,172.4	$(5,715.7)	$5,012.4	$(138.1)	$2,332.1

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$963.1	$788.7	$517.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487.3	497.6	512.1
Deferred income taxes	16.3	(113.8)	(30.8)
Provision for loan loss	1,016.0	1,140.1	940.5
Non-cash stock compensation	80.8	75.1	76.5
Amortization of deferred financing costs	47.3	44.0	34.7
Change in breakage rate estimate	—	—	284.5
Change in other operating assets and liabilities, net of acquisitions:
Change in deferred revenue	(17.5)	(27.0)	(222.7)
Change in accounts receivable	(93.0)	(10.3)	(95.6)
Change in accounts payable and accrued expenses	(93.7)	167.4	(9.6)
Change in other assets	(29.8)	(20.9)	(158.2)
Change in other liabilities	49.8	(24.9)	138.5
Originations of credit card and loan receivables held for sale	(4,799.0)	(8,709.4)	(7,366.3)
Sales of credit card and loan receivables held for sale	4,928.8	8,651.9	7,362.8
Other	198.5	140.6	143.2
Net cash provided by operating activities	2,754.9	2,599.1	2,127.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(42.2)	(231.3)	(74.9)
Change in credit card and loan receivables	(2,749.6)	(3,600.2)	(3,505.4)
Purchase of credit card portfolios	—	—	(1,008.1)
Proceeds from sale of credit card and loan portfolios	1,153.5	797.7	486.0
Payments for acquired businesses, net of cash	—	(945.6)	—
Capital expenditures	(199.8)	(225.4)	(207.0)
Purchases of other investments	(89.5)	(101.4)	(18.4)
Maturities/sales of other investments	47.4	42.5	39.2
Other	8.2	(4.4)	(2.9)
Net cash used in investing activities	(1,872.0)	(4,268.1)	(4,291.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	4,575.3	7,696.7	3,823.7
Repayments of borrowings	(4,893.0)	(7,341.4)	(3,222.8)
Non-recourse borrowings of consolidated securitization entities	3,714.6	5,172.5	4,404.4
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(4,871.0)	(3,320.3)	(3,930.0)
Net increase in deposits	864.1	2,543.2	2,789.9
Acquisition of non-controlling interest	—	—	(360.7)
Payment of deferred financing costs	(25.8)	(65.7)	(33.9)
Proceeds from issuance of common stock	17.6	18.4	18.4
Dividends paid	(125.2)	(115.5)	(30.0)
Purchase of treasury shares	(443.2)	(553.7)	(798.8)
Other	(31.3)	(29.3)	(22.8)
Net cash (used in) provided by financing activities	(1,217.9)	4,004.9	2,637.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12.0)	10.3	14.0
Change in cash, cash equivalents and restricted cash	(347.0)	2,346.2	487.1
Cash, cash equivalents and restricted cash at beginning of year	4,314.7	1,968.5	1,481.4
Cash, cash equivalents and restricted cash at end of year	$3,967.7	$4,314.7	$1,968.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$719.8	$551.4	$405.1
Income taxes paid, net	$234.0	$344.1	$466.6

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

Basis of Presentation—For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Specifically, certain statement of cash flows reclassifications were made for the adoption of Accounting Standards Update (“ASU”) 2016-18, “Restricted Cash.” The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the consolidated statements of cash flows:

	December 31,	December 31,	December 31,
	2018	2017	2016
	(In millions)
Cash and cash equivalents	$3,863.1	$4,190.0	$1,859.2
Restricted cash included within other current assets (1)	60.7	50.4	51.2
Restricted cash included within redemption settlement assets, restricted (2)	43.9	74.3	58.1
Total cash, cash equivalents and restricted cash	$3,967.7	$4,314.7	$1,968.5

(1)	Includes cash restricted for interest repayments of non-recourse borrowings of consolidated securitized debt and other restricted cash within other current assets.
(2)	See Note 2, “Summary of Significant Accounting Policies,” for additional information regarding nature of restrictions on redemption settlement assets.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Accounts Receivable, net—Accounts receivable, net consist primarily of amounts receivable from customers, which are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. The Company analyzes the appropriateness of its allowance for doubtful accounts based on its assessment of various factors, including historical experience, the age of the accounts receivable balance, customer creditworthiness, current economic trends, and changes in its customer payment terms and collection trends. Account balances are charged-off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

financing. Transfers of financial assets that are treated as sales are removed from the Company’s accounts with any realized gain or loss reflected in earnings during the period of sale.

Allowance for Loan Loss—The Company maintains an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card and loan receivables. The estimate of the allowance for loan loss covers uncollectible principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for appropriateness.

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

Redemption Settlement Assets, Restricted—The cash and investments related to the redemption fund for the AIR MILES Reward Program are subject to a security interest which is held in trust for the benefit of funding redemptions by collectors. These assets are restricted to funding rewards for the collectors by certain of the Company’s sponsor contracts. The investments are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss, as the investments are classified as available-for-sale. As a result of the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” on January 1, 2018, the changes in the fair value of equity securities are recognized through net income.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Net Investment Hedges—The Company uses Euro-denominated debt to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the foreign currency gains and losses related to the Euro-denominated debt is reported in accumulated other comprehensive loss in the Company’s consolidated balance sheets. The gains or losses will be subsequently reclassified into net income when the hedged net investment is either sold or substantially liquidated.

Other Investments—Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s consolidated balance sheets. The investments are classified as available-for-sale and are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss. As a result of the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” on January 1, 2018, the changes in the fair value of equity securities are recognized through net income.

Revenue Recognition—Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers,” applying the modified retrospective method to those contracts that were not completed as of January 1, 2018. The Company recognizes revenues when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In that determination, under ASC 606, the Company follows a five-step model that includes: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied.

Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. ASC 606 does not apply to financial instruments and other contractual rights or obligations.

See Note 3, “Revenue,” for more information about the Company’s revenue and the associated timing and basis of revenue recognition.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(In millions, except per share amounts)
Numerator:
Net income attributable to common stockholders	$963.1	$788.7	$515.8
Less: Accretion of redeemable non-controlling interest	—	—	83.5
Net income attributable to common stockholders after accretion of redeemable non-controlling interest	$963.1	$788.7	$432.3

Denominator:
Weighted average shares, basic	54.9	55.7	58.6
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	0.2	0.2	0.3
Denominator for diluted calculation	55.1	55.9	58.9

Net income attributable to common stockholders per share
Basic	$17.56	$14.17	$7.37
Diluted	$17.49	$14.10	$7.34

For the year ended December 31, 2016, the Company adjusted the carrying amount of the redeemable non-controlling interest by $83.5 million. Effective April 1, 2016, the Company acquired the remaining 20% interest in BrandLoyalty to bring its ownership percentage to 100%.

For the years ended December 31, 2018, 2017 and 2016, a de minimis amount of restricted stock units was excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

Currency Translation—The assets and liabilities of the Company’s subsidiaries outside the U.S. are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates, primarily from Canadian dollars and Euros. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive loss. The Company recognized $0.3 million and $9.7 million in net foreign currency transaction losses for the years ended December 31, 2018 and 2017, respectively. Additionally, the Company recognized $1.9 million in net foreign currency transaction gains for the year ended December 31, 2016.

Leases —Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement and includes executory costs.

Effective January 1, 2019, the Company adopted ASC 842, “Leases.” For additional information regarding the impact of the new leases standard, see "Recently Issued Accounting Standards.”

Marketing and Advertising Costs—The Company participates in various marketing and advertising programs, including collaborative arrangements with certain clients. The cost of marketing and advertising programs is expensed in the period incurred. The Company has recognized marketing and advertising expenses, including on behalf of its clients, of $253.2 million, $263.2 million and $277.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases,” ASC 842, that replaces existing lease guidance and requires lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Companies will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statements of income. Companies may adopt ASC 842 using a modified retrospective approach or transition relief provided by ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” that removes certain comparative period requirements and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard on January 1, 2019 using the transition relief provided by ASU 2018-11.

During 2018, the Company completed its evaluation of ASC 842, including the impact on its policies, processes, systems and controls. As a result, the Company identified changes to and modified certain of its accounting policies and practices, including the implementation of new lease accounting software. Although there were no significant changes to the Company’s accounting systems or controls upon adoption of ASC 842, the Company modified certain of its existing controls and added new controls to incorporate the revisions made to its accounting policies and practices.

The Company elected the transition practical expedients permitted under ASC 842-10-65-1 under which it was not required to reassess (i) whether expired or existing contracts were or contained leases as defined by ASC 842, (ii) the classification of such leases, and (iii) whether previously capitalized initial direct costs qualified for capitalization under ASC 842. The Company also elected the practical expedient to use hindsight in determining the lease term. Additionally, the Company made the accounting policy election to account for lease and nonlease components as a single lease component for its identified asset classes.

The cumulative effect of the changes made to the consolidated January 1, 2019 balance sheet for the adoption of ASC 842 resulted in the following:

	Balance at	Adjustments	Balance at
	December 31,	due to	January 1,
	2018	ASC 842	2019
Consolidated Balance Sheet		(In millions)

Right of use asset - operating	$—	$451.0	$451.0
Intangible assets, net	539.7	(2.1)	537.6
Other non-current assets	653.2	(0.8)	652.4
	1,192.9	448.1	1,641.0

Accrued expenses	421.0	(3.1)	417.9
Current operating lease liability	—	64.7	64.7
Other current liabilities	338.8	(5.6)	333.2
Long-term operating lease liability	—	468.5	468.5
Other liabilities	422.3	(76.4)	345.9
	1,182.1	448.1	1,630.2

Additionally, as part of the adoption of ASC 842, the Company’s capital leases were recognized as finance leases at their existing carrying amounts effective January 1, 2019, and the accounting remained substantially unchanged. As of December 31, 2018, capital leases included within property and equipment, net in the Company’s consolidated balance sheets totaled $13.0 million, and capital leases included within long-term and other debt totaled $12.6 million, including the current portion of $5.6 million.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s adoption of ASC 842 had no significant impact to our consolidated statements of income or consolidated statements of cash flows. Based on the evaluation of ASC 842, the Company does not expect it to have a material impact on its results of operations or cash flows in the periods after adoption.

ASC 842 also requires expanded qualitative and quantitative disclosure regarding the Company’s leasing activities. These disclosures will be reflected beginning in the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2019.

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

•

Further, ASC 606 impacted the presentation of revenue within the Company’s coalition loyalty program. Upon the adoption of ASC 606, for the fulfillment of certain rewards where the AIR MILES® Reward Program does not control the goods or services before they are transferred to the collector, revenue is recorded on a net basis. This impact reduced both redemption revenue and cost of operations by $283.4 million for the year ended December 31, 2018.

•	ASC 606 also requires expanded disclosure regarding the nature, timing, and uncertainty of revenue transactions. See Note 3, “Revenue,” for the Company’s ASC 606 disclosures.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires that equity investments be measured at fair value with changes in fair value recognized in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. Additionally, ASU 2016-01 requires entities that elect the fair value option for financial liabilities to recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Finally, entities must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. The Company adopted this standard on January 1, 2018, resulting in a cumulative-effect adjustment of $1.5 million, net of tax, that was reclassified from accumulated other comprehensive loss to retained earnings on the consolidated January 1, 2018 balance sheet.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 makes eight targeted changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company’s adoption of this standard on January 1, 2018 did not have a material impact on its consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this standard on January 1, 2018. The effect of the adoption of the standard was to include restricted cash and restricted cash equivalents in the beginning-of-period and end-of-period cash and cash equivalents totals. See Note 1, “Description of Business and Basis of Presentation,” for a reconciliation of cash and cash equivalents to the total of the amounts reported in the consolidated statements of cash flows.

3. REVENUE

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

The Company’s products and services are reported under three segments—LoyaltyOne, Epsilon and Card Services, and are listed below. The following table presents revenue disaggregated by major source, as well as geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

				Corporate/
Year Ended December 31, 2018	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$352.3	$—	$—	$—	$—	$352.3
Short-term loyalty programs	613.8	—	—	—	—	613.8
Technology services	—	1,048.1	—	—	(24.7)	1,023.4
Digital Media services	—	792.1	—	—	(20.1)	772.0
Agency services	—	334.9	—	—	(5.2)	329.7
Servicing fees, net	—	—	(97.3)	—	—	(97.3)
Other	90.7	—	—	0.6	(0.5)	90.8
Revenue from contracts with customers	$1,056.8	$2,175.1	$(97.3)	$0.6	$(50.5)	$3,084.7

Finance charges, net	—	—	4,694.9	—	—	4,694.9
Investment income	11.6	—	—	—	—	11.6
Total	$1,068.4	$2,175.1	$4,597.6	$0.6	$(50.5)	$7,791.2

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

				Corporate/
Year Ended December 31, 2018	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Disaggregation of Revenue by Geographic Region:

United States	$23.1	$2,083.8	$4,597.6	$0.6	$(48.0)	$6,657.1
Canada	411.3	16.3	—	—	(0.3)	427.3
Europe, Middle East and Africa	463.2	63.9	—	—	(0.4)	526.7
Asia Pacific	122.0	11.1	—	—	(1.8)	131.3
Other	48.8	—	—	—	—	48.8
Total	$1,068.4	$2,175.1	$4,597.6	$0.6	$(50.5)	$7,791.2

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

Total consideration from the issuance of AIR MILES reward miles is allocated to three performance obligations: redemption, service, and brand, based on a relative standalone selling price basis. Because the standalone selling price is not directly observable for the three performance obligations, the Company estimates the standalone selling price for the redemption and the service performance obligations based on cost plus a reasonable margin. The Company estimates the standalone selling price of the brand performance obligation using a relief from royalty approach. Accordingly, management determines the estimated standalone selling price by considering multiple inputs and methods, including discounted cash flows and available market data in consideration of applicable margins and royalty rates to utilize. The number of AIR MILES reward miles issued and redeemed are factored into the estimates, as management estimates the standalone selling prices and volumes over the term of the respective agreements in order to determine the allocation of consideration to each performance obligation delivered. The redemption performance obligation incorporates the expected number of AIR MILES reward miles to be redeemed, and therefore, the amount of redemption revenue recognized is subject to management’s estimate of breakage, or those AIR MILES reward miles estimated to be unredeemed by the collector base.

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

The amount of revenue recognized in a period is subject to the estimate of breakage and the estimated life of an AIR MILES reward mile. Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure. As of December 31, 2018, the breakage rate was 20% and the estimated life of an AIR MILES reward mile was 38 months.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(In millions)
Balance at January 1, 2018	$283.8	$683.1	$966.9
Cash proceeds	194.7	324.8	519.5
Revenue recognized (1)	(209.2)	(328.4)	(537.6)
Other	—	0.7	0.7
Effects of foreign currency translation	(21.3)	(52.9)	(74.2)
Balance at December 31, 2018	$248.0	$627.3	$875.3
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$138.8	$627.3	$766.1
Deferred revenue (non-current)	$109.2	$—	$109.2

(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $138.8 million in 2019, $76.0 million in 2020, $32.1 million in 2021, and $1.1 million in 2022.

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s consolidated balance sheets. The beginning balance as of January 1, 2018 was $87.5 million and the closing balance as of December 31, 2018 was $110.2 million, with the change due to cash payments received in advance of program performance revenue, offset in part by revenue recognized of approximately $506.5 million during the year ended December 31, 2018.

Epsilon

Epsilon is a leading marketing services firm providing end-to-end, integrated marketing solutions that leverage rich data, analytics, creativity and technology to help clients more effectively acquire, retain and grow relationships with their customers.

The Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each good or service that is distinct. Epsilon’s product offerings and the associated performance obligations for each product, included in services revenue in the Company’s consolidated statements of income are as follows:

The Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each good or service that is distinct. Epsilon’s product offerings and the associated performance obligations for each product, included in services revenue in the Company’s consolidated statements of income are as follows:

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Certain of Epsilon’s contracts may provide for variable consideration. The Company estimates these amounts based on either the expected amount or most likely amount to be provided to the customer to determine the transaction price for the contract. The estimation method is consistent for contracts with similar terms and is applied consistently throughout each contract. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information that is reasonably available.

The Company generates revenue from commission fees for transactions occurring on the Company’s affiliate marketing networks. Commission fee revenue is recognized on a net basis as the Company acts as an agent.

Contract Liabilities. The Company records a contract liability when cash payments are received or due in advance of its performance. Contract liabilities for Epsilon are recognized in other current liabilities and other liabilities in the Company’s consolidated balance sheets. The beginning balance as of January 1, 2018 was $22.8 million and the closing balance as of December 31, 2018 was $19.7 million.

Contract Costs. The Company recognizes an asset for the direct costs incurred to fulfill its contracts with customers to the extent it expects to recover those costs in accordance with ASC 340-40, “Other Assets and Deferred Costs – Contracts with Customers.” As of December 31, 2018, the remaining unamortized contract costs were $4.8 million. Contract fulfillment costs are generally deferred and amortized on a straight-line basis through the period in which the future performance obligation is satisfied. No impairment was recognized during the periods presented.

Card Services

Card Services is a provider of branded credit card programs, both private label and co-brand, that drive sales for its brand partners. For these private label and co-brand programs, Card Services provides risk management solutions, account origination, funding, transaction processing, customer care, collections and marketing services.

Finance charges, net. Finance charges, net represents revenue earned on customer accounts owned by the Company, and is recognized in the period in which it is earned. The Company recognizes earned finance charges, interest income and fees on credit card and loan receivables in accordance with the contractual provisions of the credit arrangements, which are within the scope of ASC 310, “Receivables.” Interest and fees continue to accrue on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged-off, in the month during which an account becomes 180 days delinquent. Charge-offs for unpaid interest and fees as well as any adjustments to the allowance associated with unpaid interest and fees are recorded as a reduction to finance charges, net. Pursuant to ASC 310-20, “Receivables - Nonrefundable Fees and Other Costs,” direct loan origination costs on credit card and loan receivables are deferred and amortized on a straight-line basis over a one-year period and recorded as a reduction to finance charges, net. As of December 31, 2018 and 2017, the remaining unamortized deferred costs related to loan origination were $40.6 million and $45.5 million, respectively.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Contract Costs. The Company recognizes an asset for the incremental costs of obtaining or fulfilling a contract with the retailer for a credit card program agreement to the extent it expects to recover those costs, in accordance with ASC 340-40. As of December 31, 2018, the remaining unamortized contract costs were $372.5 million and are included in other current assets and other non-current assets in the Company’s consolidated balance sheets. Contract costs are deferred and amortized on a straight-line basis over the respective term of the agreement, which represents the period of service. Depending on the nature of the contract costs, the amortization is recorded as a reduction to revenue, or costs of operations, in the Company’s consolidated statements of income. Amortization of contract costs recorded as a reduction to revenue totaled $68.7 million for the year ended December 31, 2018. Amortization of contract costs recorded to cost of operations expense totaled $9.8 million for the year ended December 31, 2018. No impairment was recognized during the periods presented.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which the Company has the right to invoice for services performed.

The Company has elected the practical expedient from ASC 340-40 with respect to contract costs, and expenses the incremental costs as incurred for those costs that would otherwise be recognized with an amortization period of one year or less. These costs are primarily related to sales commissions, and such expensed incremental costs are recorded to cost of operations expense in the Company’s consolidated statements of income.

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

5. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	December 31,	December 31,
	2018	2017
	(In millions)
Principal receivables	$16,869.9	$17,705.1
Billed and accrued finance charges	898.3	887.0
Other	86.8	21.7
Total credit card and loan receivables	17,855.0	18,613.8
Less: Credit card receivables – restricted for securitization investors	13,418.3	14,293.9
Other credit card and loan receivables	$4,436.7	$4,319.9

Allowance for Loan Loss

The Company maintains an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card and loan receivables. The estimate of the allowance for loan loss covers uncollectible principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for appropriateness.

The following table presents the Company’s allowance for loan loss for the years indicated:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Balance at beginning of year	$1,119.3	$948.0	$741.6
Provision for loan loss	1,016.0	1,140.1	940.5
Allowance associated with credit card and loan receivables transferred to held for sale	(54.8)	(27.9)	(31.1)
Change in estimate for uncollectible unpaid interest and fees	25.0	30.0	20.0
Recoveries	214.2	196.6	255.5
Principal charge-offs	(1,281.4)	(1,167.5)	(978.5)
Balance at end of year	$1,038.3	$1,119.3	$948.0

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the years ended December 31, 2018, 2017 and 2016, actual charge-offs for unpaid interest and fees were $803.1 million, $653.2 million and $511.7 million, respectively.

Delinquencies

A credit card account is contractually delinquent if the Company does not receive the minimum payment by the specified due date on the cardholder’s statement. It is the Company’s policy to continue to accrue interest and fee income on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged-off, in the month during which an account becomes 180 days delinquent. When an account becomes delinquent, a message is printed on the credit cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If the Company is unable to make a collection after exhausting all in-house collection efforts, the Company may engage collection agencies and outside attorneys to continue those efforts.

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	December 31,	% of	December 31,	% of
	2018	Total	2017	Total
	(In millions, except percentages)
Receivables outstanding - principal	$16,869.9	100.0%	$17,705.1	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	303.2	1.8%	301.5	1.7%
61 to 90 days	207.9	1.3	191.3	1.1
91 or more days	443.4	2.6	409.6	2.3
Total	$954.5	5.7%	$902.4	5.1%

The practice of re-aging an account may affect credit card loan delinquencies and charge-offs. A re-age of an account is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating a certain pre-defined amount of their account balance. With re-aging, the outstanding balance of a delinquent account is returned to a current status. For the years ended December 31, 2018, 2017 and 2016, the Company’s re-aged accounts represented 2.1%, 1.4% and 1.4%, respectively, of total credit card and loan receivables for each period and thus do not have a significant impact on the Company’s delinquencies or net charge-offs. The Company’s re-aging practices comply with regulatory guidelines.

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

The Company had $292.4 million and $260.2 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $101.3 million and $56.1 million, respectively, as of December 31, 2018 and 2017. These modified credit card receivables represented less than 2% of the Company’s total credit card receivables as of both December 31, 2018 and 2017.

The average recorded investment in the impaired credit card receivables was $340.9 million and $230.4 million for the years ended December 31, 2018 and 2017, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $27.9 million, $19.7 million and $18.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Year Ended December 31, 2018			Year Ended December 31, 2017
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
	(Dollars in millions)			(Dollars in millions)
Troubled debt restructurings – credit card receivables	501,906	$621.4	$620.7	201,772	$261.1	$260.7

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	293,591	$340.5	98,863	$120.0

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of December 31, 2018 and 2017, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:

	December 31, 2018
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	6.5	26.7%	$4,099.9	24.3%
13-24 Months	4.2	17.1	2,887.8	17.1
25-36 Months	3.1	13.0	2,428.9	14.4
37-48 Months	2.2	9.1	1,795.0	10.7
49-60 Months	1.7	7.1	1,367.2	8.1
Over 60 Months	6.5	27.0	4,291.1	25.4
Total	24.2	100.0%	$16,869.9	100.0%

	December 31, 2017
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(In millions, except percentages)
0-12 Months	7.4	27.3%	$4,110.0	23.2%
13-24 Months	4.5	16.4	3,011.3	17.0
25-36 Months	3.2	11.7	2,357.1	13.3
37-48 Months	2.4	8.8	1,837.0	10.4
49-60 Months	1.7	6.3	1,280.8	7.2
Over 60 Months	8.1	29.5	5,108.9	28.9
Total	27.3	100.0%	$17,705.1	100.0%

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company’s credit card and loan receivables by obligor credit quality as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
		Percentage of		Percentage of
	Total Principal	Principal	Total Principal	Principal
Probability of an Account Becoming 91 or More Days Past	Receivables	Receivables	Receivables	Receivables
Due or Becoming Charged-off (within the next 12 months)	Outstanding	Outstanding	Outstanding	Outstanding
	(In millions, except percentages)
No Score	$249.0	1.5%	$210.6	1.2%
27.1% and higher	1,394.0	8.2	1,330.5	7.5
17.1% - 27.0%	770.1	4.6	850.5	4.8
12.6% - 17.0%	1,047.6	6.2	1,137.7	6.4
3.7% - 12.5%	6,877.6	40.8	7,449.7	42.1
1.9% - 3.6%	3,060.7	18.1	3,286.9	18.6
Lower than 1.9%	3,470.9	20.6	3,439.2	19.4
Total	$16,869.9	100.0%	$17,705.1	100.0%

Transfer of Financial Assets

The Company originated loan receivables under one previous client agreement, and after origination, these loan receivables were sold to the client at par value plus accrued interest. These transfers qualified for sale treatment as they met the conditions established in ASC 860-10, “Transfers and Servicing.” Following the sale, the client owned the loan receivables, assumed the risk of loss in the event of loan defaults and was responsible for all servicing functions related to the loan receivables. Effective July 2, 2018, the Company no longer originates loan receivables for this client. The loan receivables originated by the Company that had not yet been sold to the client were $0.0 million and $126.9 million at December 31, 2018 and 2017, respectively, and were included in credit card and loan receivables held for sale in the Company’s consolidated balance sheets and carried at the lower of cost or fair value. The carrying value of these loan receivables approximated fair value due to the short duration between the date of origination and sale. Originations and sales of these loan receivables held for sale were reflected as operating activities in the Company’s consolidated statements of cash flows.

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, and were $1,951.6 million and $899.4 million as of December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, the Company transferred 11 credit card portfolios totaling approximately $2.3 billion into credit card and loan receivables held for sale. The portfolios were transferred at the net carrying amount, which approximates the lower of cost or fair value and which is the measurement basis until the sale of the portfolios. The Company recorded valuation adjustments of $101.6 million to reduce the value of certain portfolios within credit card and loan receivables held for sale for the year ended December 31, 2018.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the year ended December 31, 2018, the Company sold six credit card portfolios for cash consideration of approximately $1,153.5 million and recognized approximately $29.2 million in net gains on the transactions as follows:

•	In June 2018, the Company sold one credit card portfolio for final cash consideration of approximately $55.4 million and recognized a de minimis gain on the transaction.
•

In October 2018, the Company sold two credit card portfolios for preliminary cash consideration of approximately $246.4 million, subject to customary sale price adjustments, and recognized approximately $4.6 million in gains on the transactions.

•

In December 2018, the Company sold three credit card portfolios for preliminary cash consideration of approximately $851.7 million, subject to customary sale price adjustments, and recognized approximately $24.5 million in net gains on the transactions.

During the year ended December 31, 2017, the Company transferred seven credit card portfolios and one loan portfolio totaling approximately $1.4 billion into credit card and loan receivables held for sale. The portfolios were transferred at the net carrying amount, which approximates the lower of cost or fair value and which is the measurement basis until the sale of the portfolios. The Company received cash consideration of approximately $797.7 million from the sale of two credit card and loan portfolios, and the Company recognized total gains of $23.3 million for the year ended December 31, 2017.

Portfolio Acquisitions

During the year ended December 31, 2017, the Company acquired approximately $906.3 million of credit card receivables in connection with the Signet acquisition. For more information, see Note 4, “Acquisitions.”

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the WFN Trusts and the WFC Trust. The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016.

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

Cash collateral, restricted deposits are generally released proportionately as investors are repaid, although some cash collateral, restricted deposits are released only when investors have been paid in full. None of the cash collateral, restricted deposits were required to be used to cover losses on securitized credit card receivables in the years ended December 31, 2018, 2017 and 2016, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	December 31,	December 31,
	2018	2017
	(In millions)
Total credit card receivables – restricted for securitization investors	$13,418.3	$14,293.9
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$301.6	$295.0

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Net charge-offs of securitized principal	$927.0	$741.1	$583.8

6. INVENTORIES, NET

Inventories, net of $251.9 million and $234.1 million at December 31, 2018 and 2017, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs.

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

7. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	December 31, 2018				December 31, 2017
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Marketable securities	$272.8	$0.1	$(6.5)	$266.4	$207.3	$0.2	$(2.5)	$205.0
U.S. Treasury bonds	25.0	—	(0.1)	24.9	50.0	—	(0.1)	49.9
Total	$297.8	$0.1	$(6.6)	$291.3	$257.3	$0.2	$(2.6)	$254.9

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2018 and 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2018
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$57.3	$(0.5)	$164.0	$(6.0)	$221.3	$(6.5)
U.S. Treasury bonds	—	—	24.9	(0.1)	24.9	(0.1)
Total	$57.3	$(0.5)	$188.9	$(6.1)	$246.2	$(6.6)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	December 31, 2017
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Marketable securities	$104.5	$(0.9)	$67.3	$(1.6)	$171.8	$(2.5)
U.S. Treasury bonds	49.9	(0.1)	—	—	49.9	(0.1)
Total	$154.4	$(1.0)	$67.3	$(1.6)	$221.7	$(2.6)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at December 31, 2018 by contractual maturity are as follows:

	Amortized
	Cost	Fair Value
	(In millions)
Due in one year or less	$54.5	$54.4
Due after one year through five years	2.2	2.2
Due after five years through ten years	—	—
Due after ten years	241.1	234.7
Total	$297.8	$291.3

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of December 31, 2018, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the years ended December 31, 2018, 2017 and 2016.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	December 31, 2018				December 31, 2017
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Restricted cash	$43.9	$—	$—	$43.9	$74.3	$—	$—	$74.3
Mutual funds	23.2	—	—	23.2	27.3	—	(1.3)	26.0
Corporate bonds	497.5	0.1	(6.1)	491.5	495.0	—	(5.8)	489.2
Total	$564.6	$0.1	$(6.1)	$558.6	$596.6	$—	$(7.1)	$589.5

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2018 and 2017, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2018
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Corporate bonds	$31.2	$(0.1)	$414.4	$(6.0)	$445.6	$(6.1)
Total	$31.2	$(0.1)	$414.4	$(6.0)	$445.6	$(6.1)

	December 31, 2017
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In millions)
Mutual funds	$26.0	$(1.3)	$—	$—	$26.0	$(1.3)
Corporate bonds	328.0	(3.7)	161.2	(2.1)	489.2	(5.8)
Total	$354.0	$(5.0)	$161.2	$(2.1)	$515.2	$(7.1)

The amortized cost and estimated fair value of the securities at December 31, 2018 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(In millions)
Due in one year or less	$118.4	$117.9
Due after one year through five years	402.3	396.8
Total	$520.7	$514.7

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of December 31, 2018, the Company does not consider the investments to be other-than-temporarily impaired.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For the years ended December 31, 2018 and 2017, realized gains and losses from the sale of investment securities were de minimis. There were no realized gains or losses from the sale of investment securities for the year ended December 31, 2016.

9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2018	2017
	(In millions)
Computer software and development	$921.6	$823.0
Furniture and equipment	422.8	387.3
Land, buildings and leasehold improvements	191.6	177.7
Capital leases	22.4	13.1
Construction in progress	63.5	76.5
Total	1,621.9	1,477.6
Accumulated depreciation and amortization	(1,026.8)	(863.7)
Property and equipment, net	$595.1	$613.9

Depreciation expense totaled $98.2 million, $101.2 million and $97.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and includes purchased software and amortization of capital leases. Amortization expense on capitalized software totaled $131.5 million, $115.5 million and $104.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018 and 2017, the net amount of unamortized capitalized software costs included in the consolidated balance sheets was $210.3 million and $229.5 million, respectively.

10. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	December 31, 2018
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,126.4	$(773.9)	$352.5	3-12 years—straight line
Premium on purchased credit card portfolios	286.0	(172.9)	113.1	3-13 years—straight line
Collector database	51.3	(49.9)	1.4	5 years—straight line
Publisher networks	140.2	(112.0)	28.2	5-7 years—straight line
Tradenames	75.8	(50.3)	25.5	8-15 years—straight line
Purchased data lists	10.7	(6.2)	4.5	1-5 years—straight line, accelerated
Favorable lease	6.0	(3.9)	2.1	6-10 years—straight line
	$1,696.4	$(1,169.1)	$527.3
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,708.8	$(1,169.1)	$539.7

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	December 31, 2017
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(In millions)
Finite Lived Assets
Customer contracts and lists	$1,143.5	$(625.5)	$518.0	3-12 years—straight line
Premium on purchased credit card portfolios	321.6	(147.8)	173.8	3-13 years—straight line
Customer databases	63.6	(63.6)	—	3 years—straight line
Collector database	55.6	(53.5)	2.1	5 years—straight line
Publisher networks	140.2	(84.4)	55.8	5-7 years—straight line
Tradenames	77.3	(46.8)	30.5	8-15 years—straight line
Purchased data lists	11.3	(6.2)	5.1	1-5 years—straight line, accelerated
Favorable lease	6.0	(3.1)	2.9	6-10 years—straight line
	$1,819.1	$(1,030.9)	$788.2
Indefinite Lived Assets
Tradenames	12.4	—	12.4	Indefinite life
Total intangible assets	$1,831.5	$(1,030.9)	$800.6

As part of the Signet acquisition in October 2017, the Company acquired $52.3 million of intangible assets, consisting of $35.9 million of customer relationships being amortized over a life of 3.0 years and $16.4 million of marketing relationships being amortized over a life of 7.0 years. For more information on this acquisition, see Note 4, “Acquisitions.”

Amortization expense related to the intangible assets was approximately $257.6 million, $280.9 million and $309.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(In millions)
2019	$204.6
2020	141.6
2021	79.3
2022	69.4
2023	14.3
Thereafter	18.1

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017, respectively, are as follows:

	LoyaltyOne®	Epsilon®	Card Services	Corporate/ Other	Total
	(In millions)
Balance at January 1, 2017	$653.3	$2,885.7	$261.7	$—	$3,800.7
Effects of foreign currency translation	77.8	1.6	—	—	79.4
Balance at December 31, 2017	$731.1	$2,887.3	$261.7	$—	$3,880.1
Effects of foreign currency translation	(37.9)	(1.2)	—	—	(39.1)
Balance at December 31, 2018	$693.2	$2,886.1	$261.7	$—	$3,841.0

The Company completed annual impairment tests for goodwill on July 31, 2018, 2017 and 2016 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2019, unless events occur or circumstances indicate an impairment is probable.

11. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2018	2017
	(In millions)
Accrued payroll and benefits	$242.2	$247.2
Accrued taxes	24.0	64.6
Accrued other liabilities	154.8	131.0
Accrued expenses	$421.0	$442.8

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. DEBT

Debt consists of the following:

	December 31,	December 31,
Description	2018	2017	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$740.0	$475.0	June 2022	(1)
2017 term loans	2,938.1	3,014.4	June 2022	(1)
BrandLoyalty credit agreement	183.7	198.0	June 2020	(2)
Senior notes due 2020	—	500.0	—	—
Senior notes due 2021	500.0	500.0	November 2021	5.875%
Senior notes due 2022	600.0	600.0	August 2022	5.375%
Senior notes due 2022 (€400.0 million)	458.8	479.9	March 2022	4.500%
Senior notes due 2023 (€300.0 million)	344.1	359.9	November 2023	5.250%
Capital lease obligations and other debt	12.6	8.8	Various – Jan 2019 – Aug 2022	2.90% to 4.98%
Total long-term and other debt	5,777.3	6,136.0
Less: Unamortized debt issuance costs	39.4	56.4
Less: Current portion	144.5	131.3
Long-term portion	$5,593.4	$5,948.3

Deposits:
Certificates of deposit	$8,395.1	$7,526.0	Various – Jan 2019 – Dec 2023	1.25% to 4.00%
Money market deposits	3,424.3	3,429.4	Non-maturity	(3)
Total deposits	11,819.4	10,955.4
Less: Unamortized debt issuance costs	25.7	24.5
Less: Current portion	6,537.7	6,366.2
Long-term portion	$5,256.0	$4,564.7

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$4,893.3	$4,704.7	Various – Mar 2019 – Oct 2021	1.72% to 3.95%
Floating rate asset-backed term note securities	—	360.0	—	—
Conduit asset-backed securities	2,770.0	3,755.0	Various – Nov 2019 – Sept 2020	(4)
Total non-recourse borrowings of consolidated securitization entities	7,663.3	8,819.7
Less: Unamortized debt issuance costs	11.6	12.4
Less: Current portion	2,717.6	1,339.9
Long-term portion	$4,934.1	$7,467.4

(1)

The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At December 31, 2018, the weighted average interest rate was 4.22% and 4.27% for the revolving line of credit and term loans, respectively.

(2)

The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At December 31, 2018, the weighted average interest rate was 1.22% and 1.65% for the BrandLoyalty revolving line of credit and term loans, respectively.

(3)	The interest rates are based on the Federal Funds rate plus an applicable margin. At December 31, 2018, the interest rates ranged from 1.90% to 2.71%.
(4)

The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At December 31, 2018, the interest rates ranged from 3.48% to 3.79%.

At December 31, 2018, the Company was in compliance with its financial covenants.

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

At December 31, 2018, the 2017 Credit Agreement, as amended, provided for a $3,052.6 million term loan (the “2017 Term Loan”), subject to certain principal repayments, and a $1,572.4 million revolving credit facility (the “2017 Credit Facility”) with a U.S. $65.0 million sublimit for Canadian dollar borrowings and a $65.0 million sublimit for swing line loans. The 2017 Credit Agreement includes an uncommitted accordion feature of up to $750.0 million in the aggregate allowing for future incremental borrowings, subject to certain conditions.

Total availability under the 2017 Credit Facility at December 31, 2018 was $832.4 million.

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

BrandLoyalty Credit Agreement

BrandLoyalty and certain of its subsidiaries, as borrower and guarantors, are parties to a credit agreement that provides for an A-1 term loan facility of €90.0 million and an A-2 term loan facility of €100.0 million, subject to certain principal repayments, a committed revolving line of credit of €62.5 million and an uncommitted revolving line of credit of €62.5 million, all of which mature in June 2020. The BrandLoyalty credit agreement provided for a reduction in commitment on each of the uncommitted and committed revolving lines of credit of €25.0 million in August 2018, for a committed revolving line of credit of €37.5 million and an uncommitted revolving line of credit of €37.5 million as of December 31, 2018.

As of December 31, 2018, amounts outstanding under the revolving lines of credit and the term loans under the BrandLoyalty credit agreement were €37.6 million and €122.5 million ($43.2 million and $140.5 million), respectively.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Due 2020

In April 2018, the Company redeemed its $500.0 million outstanding 6.375% senior notes due April 1, 2020 at par plus accrued interest. The Company funded the redemption with borrowings under its revolving line of credit.

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

In March 2017, the Company issued and sold €400.0 million aggregate principal amount of 4.500% senior notes due March 15, 2022 (the “Senior Notes due 2022 (€400.0 million)”). Interest is payable semiannually in arrears, on March 15 and September 15 of each year, beginning on September 15, 2017. The Senior Notes due 2022 (€400.0 million) were admitted for listing on the Official List of the Irish Stock Exchange and are trading on the Global Exchange Market. The amount outstanding under the Senior Notes due 2022 (€400.0 million) was €400.0 million ($458.8 million) as of December 31, 2018.

Due 2023

In November 2015, the Company issued and sold €300.0 million aggregate principal amount of 5.2500% senior notes due November 15, 2023 (the “Senior Notes due 2023”). The Senior Notes due 2023 accrue interest on the principal amount at the rate of 5.25% per annum from November 19, 2015, payable semiannually in arrears, on May 15 and November 15 of each year, beginning on May 15, 2016. The Senior Notes due 2023 were admitted for listing on the Official List of the Irish Stock Exchange and are trading on the Global Exchange Market. The amount outstanding under the Senior Notes due 2023 was €300.0 million ($344.1 million) as of December 31, 2018.

Deposits

Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of at least $100,000 and $1,000, respectively, in various maturities ranging between January 2019 and December 2023 and with effective annual interest rates ranging from 1.25% to 4.00%, with a weighted average interest rate of 2.44%, at December 31, 2018. At December 31, 2017, interest rates ranged from 1.00% to 2.80%, with a weighted average interest rate of 1.86%. Interest is paid monthly and at maturity.

Comenity Bank and Comenity Capital Bank offer non-maturity deposit programs through contractual arrangements with various financial counterparties. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date. As of December 31, 2018, Comenity Bank and Comenity Capital Bank had $3.4 billion in money market deposits outstanding with annual interest rates ranging from 1.90% to 2.71%, with a weighted average interest rate of 2.59%. As of December 31, 2017, Comenity Bank and Comenity Capital Bank had $3.4 billion in money market deposits outstanding with annual interest rates ranging from 1.26% to 2.37%, with a weighted average interest rate of 1.82%.

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

Asset-Backed Term Notes

For the year ended December 31, 2018, the following asset-backed term notes were issued by Master Trust I:

•

In February 2018, the Company issued $591.5 million of Series 2018-A asset-backed term notes, which mature in February 2021. The offering consisted of $525.0 million of Class A notes with a fixed interest rate of 3.07% per year and $66.5 million of notes that were retained by the Company and eliminated from the Company’s consolidated balance sheets.

•

In September 2018, the Company issued $337.5 million of Series 2018-B asset-backed term notes, which mature in September 2021. The offering consisted of $300.0 million of Class A notes with a fixed interest rate of 3.46% per year, $22.3 million of Class M notes with a fixed interest rate of 3.81% per year and $15.2 million of notes which were retained by the Company and eliminated from the Company’s consolidated balance sheets.

•

In November 2018, the Company issued $337.5 million of Series 2018-C asset-backed term notes, which mature in October 2021. The offering consisted of $300.0 million of Class A notes with a fixed interest rate of 3.55% per year, $22.3 million of Class M notes with a fixed interest rate of 3.95% per year and $15.2 million of notes which were retained by the Company and eliminated from the Company’s consolidated balance sheets.

For the year ended December 31, 2018, the following asset-backed term notes matured and were repaid:

•	In February 2018, $500.0 million of Series 2013-A asset-backed term notes, $125.0 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.
•	In April 2018, $500.0 million of Series 2015-A asset-backed term notes, $140.0 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.
•	In August 2018, $460.5 million of Series 2016-B asset-backed term notes, $110.5 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.
•	In October 2018, $266.7 million of Series 2012-C asset-backed term notes, $10.7 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.

In February 2019, Master Trust I issued $562.5 million of Series 2019-A asset-backed term notes, which mature in February 2022. The offering consisted of $500.0 million of Class A notes with a fixed interest rate of 3.14% per year, $37.2 million of Class M notes with a fixed interest rate of 3.61% per year and $25.3 million of notes that were retained by the Company and eliminated from the Company’s consolidated balance sheets.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from November 2019 to September 2020 with variable interest rates ranging from 3.48% to 3.79% as of December 31, 2018.

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

As of December 31, 2018, total capacity under the conduit facilities was $4.5 billion, of which $2.8 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets.

Maturities

The future principal payments for the Company’s debt as of December 31, 2018 are as follows:

			Non-Recourse
			Borrowings of
	Long-Term		Consolidated
	and		Securitization
Year	Other Debt	Deposits	Entities
	(In millions)
2019	$144.6	$6,540.2	$2,719.0
2020	315.1	2,220.1	3,092.2
2021	655.4	1,473.9	1,852.1
2022	4,318.1	1,057.4	—
2023	344.1	527.8	—
Thereafter	—	—	—
Total maturities	5,777.3	11,819.4	7,663.3
Unamortized debt issuance costs	(39.4)	(25.7)	(11.6)
	$5,737.9	$11,793.7	$7,651.7

13. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At December 31, 2018, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of December 31, 2018, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is 11 months.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables present the fair values of the derivative instruments included within the Company’s consolidated balance sheets as of December 31, 2018 and 2017:

	December 31, 2018
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$5.2	$0.3	Other current assets	January 2019 to April 2019
Foreign currency exchange hedges	$20.3	$0.3	Other current liabilities	March 2019 to November 2019

Not designated as hedging instruments:
Foreign currency exchange forward contract	$61.6	$3.5	Other current assets	January 2019 to February 2019

	December 31, 2017
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(In millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$2.9	$0.1	Other current assets	August 2018 to October 2018
Foreign currency exchange hedges	$19.3	$0.3	Other current liabilities	January 2018 to October 2018

Not designated as hedging instruments:
Foreign currency exchange forward contracts	$168.0	$15.9	Other current assets	February 2018
Foreign currency exchange forward contract	$65.8	$3.5	Other current liabilities	March 2018

Derivatives Designated as Hedging Instruments

For the year ended December 31, 2018, losses of $0.1 million, net of tax, were recognized in other comprehensive income related to foreign currency exchange hedges designated as effective, gains of $0.2 million, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations), and a de minimis amount of ineffectiveness was recorded. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income (loss) until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when the ineffectiveness occurs. At December 31, 2018, $0.2 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

For the year ended December 31, 2017, losses of $0.5 million, net of tax, were recognized in other comprehensive income related to foreign currency exchange hedges designated as effective. For the year ended December 31, 2017, gains of $0.2 million, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations), and $0.1 million of ineffectiveness was recorded.

For the year ended December 31, 2016, losses of $0.9 million, net of tax, were recognized in other comprehensive income related to foreign currency exchange hedges designated as effective, losses of $0.6 million, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations), and $0.1 million of ineffectiveness was recorded.

Derivatives Not Designated as Hedging Instruments

For the years ended December 31, 2018, 2017 and 2016, the Company recognized gains of $10.6 million, gains of $12.5 million, and losses of $0.1 million, respectively, related to foreign currency exchange forward contracts not designated as hedging instruments in general and administrative expense in the Company’s consolidated statements of income.

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

For the years ended December 31, 2018, 2017 and 2016, the Company recorded unrealized gains of $29.6, losses of $46.1 million, and gains of $7.9 million, net of tax, respectively, in other comprehensive income and no ineffectiveness was recorded on the net investment hedges.

14. COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company’s benefit that expire at various dates. These letters of credit and other assurances totaled $128.7 million at December 31, 2018, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of the AIR MILES reward miles issued by those sponsors.

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

Leases

The Company leases certain office facilities and equipment under noncancellable operating leases and is generally responsible for property taxes and insurance related to such facilities. Lease expense was $111.8 million, $128.7 million and $111.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Future annual minimum rental payments required under noncancellable operating and capital leases, some of which contain renewal options, as of December 31, 2018, are:

	Operating	Capital
Year	Leases	Leases
	(In millions)
2019	$91.7	$6.0
2020	85.4	3.5
2021	72.0	2.9
2022	63.2	1.0
2023	58.5	—
Thereafter	324.7	—
Total	$695.5	13.4
Less: Amount representing interest		(0.8)
Total present value of minimum lease payments		$12.6

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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank (collectively, the “Banks”) to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Based on these guidelines, the Banks are considered well capitalized.

The actual capital ratios and minimum ratios as of December 31, 2018 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	13.1%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	14.6	4.5	6.5
Tier 1 capital to risk-weighted assets	14.6	6.0	8.0
Total capital to risk-weighted assets	15.9	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	12.1%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	14.4	4.5	6.5
Tier 1 capital to risk-weighted assets	14.4	6.0	8.0
Total capital to risk-weighted assets	15.7	8.0	10.0

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The actual capital ratios and minimum ratios as of December 31, 2017 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	12.3%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	13.5	4.5	6.5
Tier 1 capital to risk-weighted assets	13.5	6.0	8.0
Total capital to risk-weighted assets	14.8	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	12.4%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	14.0	4.5	6.5
Tier 1 capital to risk-weighted assets	14.0	6.0	8.0
Total capital to risk-weighted assets	15.3	8.0	10.0

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

Holders of credit cards issued by the Company have available lines of credit, which vary by cardholder. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. At December 31, 2018, the Company had 59.4 million total accounts, including both active and inactive, having unused lines of credit averaging $2,210 per account.

Legal Proceedings

From time to time the Company is involved in various claims and lawsuits arising in the ordinary course of business that it believes will not have a material effect on its business, financial condition or cash flows, including claims and lawsuits alleging breaches of the Company’s contractual obligations.

15. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In January 2016, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of the Company’s outstanding common stock from January 1, 2016 through December 31, 2016. In February 2016, the Board of Directors authorized an increase to the stock repurchase program originally approved on January 1, 2016 to acquire an additional $500.0 million of the Company’s outstanding common stock through December 31, 2016, for a total authorization of $1.0 billion.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For the year ended December 31, 2018, the Company acquired approximately 2.2 million shares of its common stock for $443.2 million under its respective stock repurchase programs. The Company acquired approximately 0.8 million shares of its common stock for $166.0 million under its previous stock repurchase program and acquired approximately 1.4 million shares of its common stock for $277.2 million under its current stock repurchase program.

As of December 31, 2018, the Company had $222.8 million remaining under its current stock repurchase program.

During the years ended December 31, 2017 and 2016, the Company repurchased approximately 2.3 million and 3.8 million shares of its common stock, respectively, for an aggregate amount of $553.7 million and $805.7 million, respectively.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Total stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2018, 2017 and 2016, is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Cost of operations	$57.5	$50.3	$56.0
General and administrative	23.3	24.8	20.5
Total	$80.8	$75.1	$76.5

The income tax benefits related to stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 were $15.4 million, $15.6 million and $22.7 million, respectively.

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. In connection with the Company’s adoption of ASU 2016-09, the Company elected to continue to estimate forfeitures at each grant date, with forfeiture estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. The Company’s forfeiture rate was 5% for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, there was approximately $88.6 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Restricted Stock Unit Awards

During 2018, the Company awarded service-based, performance-based and market-based restricted stock units. In accordance with ASC 718, the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

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

For the market-based award granted in 2018, the fair value of the restricted stock units was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation (0.43), expected volatility (27.1%) and risk-free rate (2.2%) over two-year time horizons matching the performance period. Upon determination of the market condition, the restrictions will lapse with respect to the entire award on February 15, 2020, provided that the participant is employed by the Company on such vesting date.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes restricted stock unit activity under the Company’s equity compensation plans:

					Weighted
	Market-	Performance-	Service-		Average
	Based	Based	Based	Total	Fair Value
Balance at January 1, 2016	—	446,366	275,538	721,904	$238.37
Shares granted	—	277,036	175,456	452,492	195.97
Shares vested	—	(233,604)	(95,829)	(329,433)	230.21
Shares forfeited	—	(45,479)	(22,787)	(68,266)	246.28
Balance at December 31, 2016	—	444,319	332,378	776,697	$216.89
Shares granted	28,172	282,311	126,051	436,534	229.37
Shares vested	—	(188,929)	(96,723)	(285,652)	248.70
Shares forfeited (1)	—	(87,122)	(32,647)	(119,769)	211.69
Balance at December 31, 2017	28,172	450,579	329,059	807,810	$207.45
Shares granted	28,057	263,542	138,160	429,759	233.98
Shares vested	—	(188,680)	(130,823)	(319,503)	224.62
Shares forfeited	—	(102,199)	(18,955)	(121,154)	227.66
Balance at December 31, 2018	56,229	423,242	317,441	796,912	$218.81
Outstanding and Expected to Vest				703,186	$239.98

(1)	Includes the cancellation of 50,215 performance-based shares granted in 2016 and accounted for as such under ASC 718.

The total fair value of restricted stock units vested was $71.8 million, $71.0 million and $75.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate intrinsic value of restricted stock units outstanding and expected to vest was $105.5 million at December 31, 2018. The weighted-average remaining contractual life for unvested restricted stock units was 1.4 years at December 31, 2018.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Options typically vest ratably over three years and expire ten years after the date of grant.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Balance at January 1, 2016	73,360	$49.84	73,053	$49.96
Options granted	—	—
Options exercised	(54,275)	54.21
Options forfeited	(219)	20.16
Balance at December 31, 2016	18,866	$37.60	18,864	$37.60
Options granted	—	—
Options exercised	(7,004)	60.85
Options forfeited	(3)	35.56
Balance at December 31, 2017	11,859	$23.87	11,859	$23.87
Options granted	—	—
Options exercised	(886)	12.70
Options forfeited	(119)	2.74
Balance at December 31, 2018	10,854	$25.01	10,854	$25.01
Vested and Expected to Vest	10,854	$25.01

Based on the market value on their respective exercise dates, the total intrinsic value of stock options exercised was approximately $0.2 million, $1.2 million and $8.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate intrinsic value of the outstanding and exercisable stock options as of December 31, 2018 was approximately $1.4 million. The weighted average remaining contractual life of stock options vested and exercisable as of December 31, 2018 was approximately 2.1 years. The Company received a de minimis amount of cash proceeds from stock options exercised during the year ended December 31, 2018.

Dividends

During the year ended December 31, 2018, the Company declared quarterly cash dividends of $0.57 per share, for a total of $125.9 million. The Company paid cash dividends and dividend equivalents aggregating $125.2 million for the year ended December 31, 2018, and $0.7 million of dividend equivalents were accrued but not yet paid at December 31, 2018.

During the year ended December 31, 2017, the Company declared quarterly cash dividends of $0.52 per share, for a total of $116.4 million. The Company paid cash dividends aggregating $115.5 million for the year ended December 31, 2018, and $0.9 million of dividend equivalents were accrued but not yet paid at December 31, 2017.

On February 7, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on the Company’s common stock, payable on March 19, 2019 to stockholders of record at the close of business on February 21, 2019.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

During the year ended December 31, 2018, the Company issued 109,414 shares of common stock under the 2015 ESPP at a weighted-average issue price of $160.41. Since its adoption on July 1, 2015, 341,515 shares of common stock have been issued, with 1,099,812 shares available for issuance under the 2015 ESPP.

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

The Company matches an employee’s contribution dollar-for-dollar up to five percent of the employee’s eligible compensation. All company matching contributions are immediately vested. Company matching contributions for the years ended December 31, 2018, 2017 and 2016 were $44.8 million, $41.6 million and $38.0 million, respectively.

The participants in the plan can direct their contributions and the Company’s matching contribution to numerous investment options, including the Company’s common stock. On July 20, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with its 401(k) and Retirement Savings Plan pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2018, 518,604 of such shares remain available for issuance.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Group Retirement Savings Plan and Deferred Profit Sharing Plan (LoyaltyOne)

The Company provides for its Canadian employees the Group Retirement Savings Plan of the Loyalty Group (“GRSP”), which is a group retirement savings plan registered with the Canada Revenue Agency. Contributions made by Canadian employees on their behalf or on behalf of their spouse to the GRSP, and income earned on these contributions, are not taxable to employees until withdrawn from the GRSP. Employee contributions eligible for company match may not exceed the overall maximum allowed by the Income Tax Act (Canada); the maximum tax-deductible GRSP contribution is set by the Canada Revenue Agency each year. The Deferred Profit Sharing Plan (“DPSP”) is a legal trust registered with the Canada Revenue Agency. Eligible full-time employees can participate in the GRSP after three months of employment and eligible part-time employees after six months of employment. Employees become eligible to receive company matching contributions into the DPSP on the first day of the calendar quarter following twelve months of employment. Based on the eligibility guidelines, the Company matches an employee’s contribution dollar-for-dollar up to five percent of the employee’s eligible compensation. Contributions made to the DPSP reduce an employee’s maximum contribution amounts to the GRSP under the Income Tax Act (Canada) for the following year. All company matching contributions into the DPSP vest after receipt of one continuous year of DPSP contributions. LoyaltyOne matching and discretionary contributions were $1.7 million, $1.9 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

As of December 31, 2018 and 2017, the Company’s outstanding liability related to these plans and included in accrued expenses in the Company’s consolidated balance sheets was $63.2 million and $55.3 million, respectively.

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

					Accumulated
	Net Unrealized	Net Unrealized	Net Unrealized	Foreign Currency	Other
	Gains (Losses) on	Gains (Losses) on	Gains (Losses) on	Translation	Comprehensive
	Securities	Cash Flow Hedges	Net Investment Hedges	Adjustments (1)	Loss
	(In millions)
Balance as of January 1, 2016	$(0.1)	$1.3	$(3.8)	$(134.7)	$(137.3)
Changes in other comprehensive income (loss)	(1.5)	(0.9)	7.9	(18.9)	(13.4)
Balance at December 31, 2016	$(1.6)	$0.4	$4.1	$(153.6)	$(150.7)
Changes in other comprehensive income (loss)	(7.1)	(0.5)	(46.1)	64.2	10.5
Balance at December 31, 2017	$(8.7)	$(0.1)	$(42.0)	$(89.4)	$(140.2)
Changes in other comprehensive income (loss)	(2.0)	(0.1)	29.6	(25.4)	2.1
Balance at December 31, 2018	$(10.7)	$(0.2)	$(12.4)	$(114.8)	$(138.1)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Reclassifications from accumulated other comprehensive loss into net income for each of the periods presented were not material. Additionally, as of January 1, 2018, a cumulative-effect adjustment of $1.5 million, net of tax, was reclassified from accumulated other comprehensive loss to retained earnings related to the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” For more information, see Note 2, “Summary of Significant Accounting Policies.”

18. INCOME TAXES

The Company files a consolidated federal income tax return. The components of income before income taxes and income tax expense are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Components of income before income taxes:
Domestic	$1,046.6	$889.9	$864.1
Foreign	177.1	191.2	(27.1)
Total	$1,223.7	$1,081.1	$837.0
Components of income tax expense:
Current
Federal	$130.2	$316.7	$269.8
State	61.1	30.3	42.2
Foreign	53.0	59.2	38.2
Total current	244.3	406.2	350.2
Deferred
Federal	56.1	(96.7)	2.2
State	18.2	1.0	2.4
Foreign	(58.0)	(18.1)	(35.4)
Total deferred	16.3	(113.8)	(30.8)
Total provision for income taxes	$260.6	$292.4	$319.4

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate for all periods to income before income taxes is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Expected expense at statutory rate	$257.0	$378.4	$292.9
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	62.6	19.5	29.0
Foreign rate differential	10.4	(27.5)	(1.3)
Foreign restructuring	(48.0)	—	—
Impact of 2017 Tax Reform	(29.7)	(64.9)	—
Non-deductible expenses (non-taxable income)	3.4	(5.8)	1.5
Other	4.9	(7.3)	(2.7)
Total	$260.6	$292.4	$319.4

H.R. 1, originally known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Reform”) was enacted on December 22, 2017. The 2017 Tax Reform permanently reduced the corporate tax rate to 21% from 35%, effective January 1, 2018 and implemented a change from a system of worldwide taxation with deferral to a hybrid territorial system. For the year ended December 31, 2018, the Company recorded an income tax benefit of approximately $29.7 million related to the impact of the 2017 Tax Reform rate differential as a result of certain tax accounting method changes related to projects initiated in 2018.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred tax assets and liabilities consist of the following:

	December 31,
	2018	2017
	(In millions)
Deferred tax assets
Deferred revenue	$10.6	$18.5
Allowance for doubtful accounts	267.0	282.4
Net operating loss carryforwards and other carryforwards	60.8	97.0
Stock-based compensation and other employee benefits	24.4	23.2
Accrued expenses and other	66.3	84.5
Total deferred tax assets	429.1	505.6
Valuation allowance	(36.3)	(76.4)
Deferred tax assets, net of valuation allowance	392.8	429.2
Deferred tax liabilities
Deferred income	$409.8	$364.3
Depreciation	79.2	37.9
Intangible assets	113.4	210.1
Total deferred tax liabilities	602.4	612.3

Net deferred tax liability	$(209.6)	$(183.1)

Amounts recognized in the consolidated balance sheets:
Non-current assets	$47.0	$28.1
Non-current liabilities	(256.6)	(211.2)
Total – Net deferred tax liability	$(209.6)	$(183.1)

At December 31, 2018, included in the Company’s U.S. tax returns are approximately $15.7 million of U.S. federal net operating loss carryovers (“NOLs”) and approximately $33.8 million of foreign tax credits that expire at various times through the year 2034. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of such NOLs is subject to an annual limitation. At December 31, 2018, the Company has state income tax NOLs of approximately $363.7 million and state credits of approximately $10.0 million available to offset future state taxable income. The state NOLs and credits will expire at various times through the year 2037. The Company has $128.1 million of foreign NOLs, $4.1 million of foreign capital losses, and $3.1 million of a foreign minimum alternative tax credit at December 31, 2018. The foreign NOLs and capital losses have an unlimited carryforward period and the foreign minimum alternative tax credit expires at various times through 2033. The Company does not believe it is more likely than not that the NOLs or capital losses will be utilized and has therefore, in accordance with ASC 740-10-30, “Income Taxes—Overall—Initial Measurement,” established a full valuation allowance against them. The Company’s valuation allowance decreased $40.1 million during the year ended December 31, 2018, due primarily to the utilization of a tax carryforward to offset an unrecognized tax benefit. The Company’s valuation allowance increased $31.7 million and $2.5 million during the years ended December 31, 2017 and 2016, respectively.

U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in certain foreign subsidiaries that is indefinitely reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of these foreign subsidiaries in its operations outside the United States to support its international growth. As of December 31, 2018, the excess is approximately $146.8 million. Generally, the taxes associated with the $146.8 million of undistributed earnings will not be subject to further U.S. income taxes and any additional state and local or foreign withholding taxes are immaterial.

Should certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of carryovers and credits that can be utilized. The impact of such a limitation would likely not be significant.

As a result of the adoption of ASU 2016-09 in 2017, the net tax benefit or expense resulting from the vesting of restricted shares and other employee stock programs is now recorded as a component of income tax expense. Prior to the

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

adoption of ASU 2016-09, the net tax expense related to stock-based compensation recorded in additional paid-in capital was approximately $1.7 million for the year ended December 31, 2016.

The net tax impact of the change in the carrying value of the Euro-denominated Senior Notes due 2022 and 2023 due to foreign exchange fluctuations that was recorded directly to other comprehensive income was an expense of $9.5 million, a benefit of $26.2 million and an expense of $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2016	$156.6
Increases related to prior years’ tax positions	22.5
Decreases related to prior years’ tax positions	(12.1)
Increases related to current year tax positions	31.4
Settlements during the period	(3.1)
Lapses of applicable statutes of limitation	(3.3)
Balance at December 31, 2016	$192.0
Increases related to prior years’ tax positions	9.3
Decreases related to prior years’ tax positions	(15.7)
Increases related to current year tax positions	33.0
Settlements during the period	(6.7)
Lapses of applicable statutes of limitation	(3.6)
Balance at December 31, 2017	$208.3
Increases related to prior years’ tax positions	41.3
Decreases related to prior years’ tax positions	(9.6)
Increases related to current year tax positions	61.5
Settlements during the period	(1.0)
Lapses of applicable statutes of limitation	(4.2)
Balance at December 31, 2018	$296.3

Included in the balance at December 31, 2018 are tax positions reclassified from deferred income taxes. Deductibility or taxability is highly certain for these tax positions but there is uncertainty about the timing of such deductibility or taxability. As a result of the passage of the 2017 Tax Reform, any rate differential between the reserved tax position and the related deferred tax asset or liability, along with interest and penalties, could impact the annual effective tax rate. This timing uncertainty could also accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $66.7 million, $41.6 million and $39.4 million at December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company recorded approximately $24.4 million, $5.5 million and $8.1 million, respectively, in potential interest and penalties with respect to unrecognized tax benefits.

At December 31, 2018, 2017 and 2016, the Company had unrecognized tax benefits of approximately $247.7 million, $170.0 million and $121.4 million, respectively that, if recognized, would impact the effective tax rate. It is likely that there will be a change in the amount of unrecognized tax benefits within the next 12 months related to a tax accounting method change in 2019. We estimate that this change in unrecognized tax benefits within the next 12 months could be a decrease of up to approximately $70 million, a significant portion of which relates to timing items that would not have an impact to the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.   With some exceptions, the tax returns filed by the Company are no longer subject to U.S. federal income tax examinations for the years before 2015, state and local examinations for years before 2014 or foreign income tax examinations for years before 2013.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Financial assets
Credit card and loan receivables, net	$16,816.7	$17,472.7	$17,494.5	$18,427.8
Credit card and loan receivables held for sale	1,951.6	1,995.5	1,026.3	1,067.6
Redemption settlement assets, restricted	558.6	558.6	589.5	589.5
Other investments	291.3	291.3	254.9	254.9
Derivative instruments	3.8	3.8	16.0	16.0
Financial liabilities
Derivative instruments	0.3	0.3	3.8	3.8
Deposits	11,793.7	11,768.7	10,930.9	10,937.1
Non-recourse borrowings of consolidated securitization entities	7,651.7	7,626.9	8,807.3	8,805.3
Long-term and other debt	5,737.9	5,767.8	6,079.6	6,186.4

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 and 2017:

		Fair Value Measurements at
		December 31, 2018 Using
	Balance at
	December 31,
	2018	Level 1	Level 2	Level 3
	(In millions)
Mutual funds (1)	$23.2	$23.2	$—	$—
Corporate bonds (1)	491.5	—	491.5	—
Marketable securities (2)	266.4	25.0	241.4	—
U.S. Treasury bonds (2)	24.9	24.9	—	—
Derivative instruments (3)	3.8	—	3.8	—
Total assets measured at fair value	$809.8	$73.1	$736.7	$—

Derivative instruments (3)	$0.3	$—	$0.3	$—
Total liabilities measured at fair value	$0.3	$—	$0.3	$—

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

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2018 and 2017.

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of December 31, 2018 and 2017:

	Fair Value Measurements at
	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In millions)
Financial assets:
Credit card and loan receivables, net	$17,472.7	$—	$—	$17,472.7
Credit card and loan receivables held for sale	1,995.5	—	—	1,995.5
Total	$19,468.2	$—	$—	$19,468.2

Financial liabilities:
Deposits	$11,768.7	$—	$11,768.7	$—
Non-recourse borrowings of consolidated securitization entities	7,626.9	—	7,626.9	—
Long-term and other debt	5,767.8	—	5,767.8	—
Total	$25,163.4	$—	$25,163.4	$—

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

Balance Sheets

	December 31,
	2018	2017
	(In millions)
Assets:
Cash and cash equivalents	$0.1	$0.1
Investment in subsidiaries	8,606.0	8,203.9
Other assets	20.1	95.3
Total assets	$8,626.2	$8,299.3
Liabilities:
Current debt	$114.4	$76.2
Long-term debt	5,427.7	5,797.5
Intercompany liabilities	395.9	177.8
Other liabilities	356.1	392.5
Total liabilities	6,294.1	6,444.0
Stockholders’ equity	2,332.1	1,855.3
Total liabilities and stockholders’ equity	$8,626.2	$8,299.3

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statements of Income

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Interest from loans to subsidiaries	$17.9	$13.8	$11.8
Dividends from subsidiaries	810.1	360.6	438.4
Total revenue	828.0	374.4	450.2
Interest expense, net	281.2	278.9	214.9
Other expenses, net	(0.4)	12.9	(1.3)
Total expenses	280.8	291.8	213.6
Income before income taxes and equity in undistributed net income of subsidiaries	547.2	82.6	236.6
Benefit for income taxes	7.0	322.7	75.2
Income before equity in undistributed net income of subsidiaries	554.2	405.3	311.8
Equity in undistributed net income of subsidiaries	408.9	383.4	205.8
Net income	$963.1	$788.7	$517.6

Statements of Comprehensive Income

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Net income	$963.1	$788.7	$517.6
Other comprehensive (loss) income, net of tax	29.6	(46.1)	6.6
Total comprehensive income, net of tax	$992.7	$742.6	$524.2

Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Net cash provided by operating activities	$82.3	$72.3	$2.0
Investing activities:
Loans to subsidiaries	—	—	(102.0)
Investment in subsidiaries	—	(164.0)	—
Dividends received	810.1	360.6	436.4
Net cash provided by investing activities	810.1	196.6	334.4
Financing activities:
Borrowings under debt agreements	4,527.0	7,673.6	3,571.5
Repayments of borrowings	(4,838.3)	(7,232.4)	(3,167.9)
Payment of deferred financing costs	(4.6)	(33.7)	(11.6)
Purchase of treasury shares	(443.2)	(553.7)	(798.8)
Dividends paid	(125.2)	(115.5)	(30.0)
Proceeds from issuance of common stock	17.6	18.4	18.4
Other	(25.7)	(25.6)	(21.9)
Net cash used in financing activities	(892.4)	(268.9)	(440.3)
Change in cash, cash equivalents and restricted cash	—	—	(103.9)
Cash, cash equivalents and restricted cash at beginning of year	0.1	0.1	104.0
Cash, cash equivalents and restricted cash at end of year	$0.1	$0.1	$0.1

The adoption of ASU 2016-18, “Restricted Cash,” on January 1, 2018 had no impact to the parent-only statements of cash flows.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

				Corporate/
Year Ended December 31, 2018	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$1,068.4	$2,175.1	$4,597.6	$0.6	$(50.5)	$7,791.2

Income (loss) before income taxes	$153.8	$147.0	$1,381.6	$(458.7)	$—	$1,223.7
Interest expense, net	5.6	0.2	385.9	278.9	—	670.6
Operating income (loss)	159.4	147.2	1,767.5	(179.8)	—	1,894.3
Depreciation and amortization	84.8	293.7	101.1	7.7	—	487.3
Stock compensation expense	10.0	34.2	13.3	23.3	—	80.8
Strategic transaction costs	—	—	—	3.3	—	3.3
Adjusted EBITDA (1)	254.2	475.1	1,881.9	(145.5)	—	2,465.7
Less: Securitization funding costs	—	—	220.2	—	—	220.2
Less: Interest expense on deposits	—	—	165.7	—	—	165.7
Adjusted EBITDA, net (1)	$254.2	$475.1	$1,496.0	$(145.5)	$—	$2,079.8

Capital expenditures	$34.0	$106.5	$53.8	$5.5	$—	$199.8
Total assets	$2,200.2	$4,159.0	$23,904.2	$124.3	$—	$30,387.7

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

				Corporate/
Year Ended December 31, 2017	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$1,303.5	$2,272.1	$4,170.6	$0.6	$(27.4)	$7,719.4

Income (loss) before income taxes	$161.6	$134.3	$1,235.7	$(450.5)	$—	$1,081.1
Interest expense, net	5.4	0.2	281.7	277.1	—	564.4
Operating income (loss)	167.0	134.5	1,517.4	(173.4)	—	1,645.5
Depreciation and amortization	81.7	309.7	98.4	7.8	—	497.6
Stock compensation expense	8.0	31.5	10.8	24.8	—	75.1
Adjusted EBITDA (1)	256.7	475.7	1,626.6	(140.8)	—	2,218.2
Less: Securitization funding costs	—	—	156.6	—	—	156.6
Less: Interest expense on deposits	—	—	125.1	—	—	125.1
Adjusted EBITDA, net (1)	$256.7	$475.7	$1,344.9	$(140.8)	$—	$1,936.5

Capital expenditures	$55.2	$107.2	$54.2	$8.8	$—	$225.4
Total assets	$2,215.5	$4,391.8	$23,974.1	$103.4	$—	$30,684.8

				Corporate/
Year Ended December 31, 2016	LoyaltyOne	Epsilon	Card Services	Other	Eliminations	Total
	(In millions)
Revenues	$1,337.9	$2,155.2	$3,675.0	$0.3	$(30.3)	$7,138.1

Income (loss) before income taxes	$(27.3)	$123.2	$1,108.0	$(366.9)	$—	$837.0
Interest expense, net	3.3	—	210.3	214.9	—	428.5
Operating income (loss)	(24.0)	123.2	1,318.3	(152.0)	—	1,265.5
Depreciation and amortization	86.6	325.2	91.2	9.1	—	512.1
Stock compensation expense	10.1	31.8	14.1	20.5	—	76.5
Impact of expiry	241.7	—	—	—		241.7
Adjusted EBITDA (1)	314.4	480.2	1,423.6	(122.4)	—	2,095.8
Less: Securitization funding costs	—	—	125.6	—	—	125.6
Less: Interest expense on deposits	—	—	84.7	—	—	84.7
Less: Adjusted EBITDA attributable to non-controlling interest	5.5	—	—	—	—	5.5
Adjusted EBITDA, net (1)	$308.9	$480.2	$1,213.3	$(122.4)	$—	$1,880.0

Capital expenditures	$31.9	$119.8	$49.4	$5.9	$—	$207.0
Total assets	$1,901.7	$4,543.1	$18,949.7	$119.6	$—	$25,514.1

(1)

Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and amortization of purchased intangibles. In 2018, adjusted EBITDA excluded costs related to the exploration of strategic alternatives for our Epsilon segment. In 2016, adjusted EBITDA excluded the impact of the cancellation of the AIR MILES Reward Program’s five-year expiry policy on December 1, 2016.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

With respect to information concerning principal geographic areas, revenues are based on the location of the subsidiary that generally correlates with the location of the customer. Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers,” applying the modified retrospective method to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. Information concerning principal geographic areas is as follows:

				Europe,
	United			Middle East
	States	Canada		and Africa	Asia Pacific	Other	Total
	(In millions)
Revenues
Year Ended December 31, 2018	$6,657.1	$427.3	(1)	$526.7	$131.3	$48.8	$7,791.2
Year Ended December 31, 2017	$6,336.1	$742.8		$485.1	$140.4	$15.0	$7,719.4
Year Ended December 31, 2016	$5,730.3	$706.5		$537.4	$154.5	$9.4	$7,138.1

Long Lived Assets
December 31, 2018	$4,693.1	$261.0		$698.6	$22.5	$0.8	$5,676.0
December 31, 2017	$4,910.5	$297.0		$750.2	$20.5	$1.0	$5,979.2

(1)

Upon adoption of ASC 606, certain redemption revenue for which we do not control the good or service prior to transferring it to the collector is recorded on a net basis, which reduced both redemption revenue and cost of operations by $283.4 million for the year ended December 31, 2018.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 are presented below.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
	(In millions, except per share amounts)
Revenues	$1,884.2	$1,903.9	$1,947.2	$2,055.9
Operating expenses	1,506.4	1,483.6	1,425.2	1,481.7
Operating income	377.8	420.3	522.0	574.2
Interest expense, net	159.2	165.7	168.9	176.8
Income before income taxes	218.6	254.6	353.1	397.4
Provision for income taxes	54.7	36.8	56.6	112.5
Net income	$163.9	$217.8	$296.5	$284.9
Net income attributable to common stockholders per share:
Basic	$2.96	$3.94	$5.41	$5.28
Diluted	$2.95	$3.93	$5.39	$5.25

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
	(In millions, except per share amounts)
Revenues	$1,879.0	$1,821.8	$1,912.4	$2,106.2
Operating expenses	1,526.6	1,470.4	1,433.5	1,643.4
Operating income	352.4	351.4	478.9	462.8
Interest expense, net	125.2	137.5	145.3	156.4
Income before income taxes	227.2	213.9	333.6	306.4
Provision for income taxes	80.8	76.2	100.4	35.0
Net income	$146.4	$137.7	$233.2	$271.4
Net income attributable to common stockholders per share:
Basic	$2.60	$2.48	$4.21	$4.91
Diluted	$2.58	$2.47	$4.20	$4.88

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ EDWARD J. HEFFERNAN
Edward J. Heffernan
President and Chief Executive Officer

DATE: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/S/ EDWARD J. HEFFERNAN	President, Chief Executive	February 26, 2019
Edward J. Heffernan	Officer and Director

/S/ CHARLES L. HORN	Executive Vice President and	February 26, 2019
Charles L. Horn	Chief Financial Officer

/S/ LAURA SANTILLAN	Senior Vice President and	February 26, 2019
Laura Santillan	Chief Accounting Officer

/S/ BRUCE K. ANDERSON	Director	February 26, 2019
Bruce K. Anderson

/S/ ROGER H. BALLOU	Director	February 26, 2019
Roger H. Ballou

/S/ KELLY J. BARLOW	Director	February 26, 2019
Kelly J. Barlow

/S/ E. LINN DRAPER, JR., PH.D.	Director	February 26, 2019
E. Linn Draper, Jr., Ph.D.

/S/ KENNETH R. JENSEN	Director	February 26, 2019
Kenneth R. Jensen

/S/ ROBERT A. MINICUCCI	Chairman of the Board, Director	February 26, 2019
Robert A. Minicucci

/S/ TIMOTHY J. THERIAULT	Director	February 26, 2019
Timothy J. Theriault

/S/ LAURIE A. TUCKER	Director	February 26, 2019
Laurie A. Tucker

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to	Write-Offs	Balance at
	Beginning of	Costs and	Other	Net of	End of
Description	Year	Expenses	Accounts	Recoveries (1)	Year
	(In millions)
Allowance for Doubtful Accounts—Accounts receivable:
Year Ended December 31, 2018	$6.7	$6.6	$—	$(8.0)	$5.3
Year Ended December 31, 2017	$4.5	$7.7	$—	$(5.5)	$6.7
Year Ended December 31, 2016	$4.0	$2.4	$0.8	$(2.7)	$4.5

(1)	Accounts written off during the year, net of recoveries and foreign exchange impact.

S-II