Form 10-Q
period 2019-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2019-05-06
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	ADS	New York Stock Exchange

As of April 24, 2019, 52,383,506 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,685.0	$3,817.4
Accounts receivable, net, less allowance for doubtful accounts ($0.3 and $0.4 at March 31, 2019 and December 31, 2018, respectively)	354.2	404.0
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	12,550.5	13,418.3
Other credit card and loan receivables	4,300.0	4,436.7
Total credit card and loan receivables	16,850.5	17,855.0
Allowance for loan loss	(1,021.1)	(1,038.3)
Credit card and loan receivables, net	15,829.4	16,816.7
Credit card receivables held for sale	1,848.9	1,951.6
Inventories, net	242.3	248.0
Other current assets	275.3	293.2
Redemption settlement assets, restricted	576.1	558.6
Current assets of discontinued operations	4,224.7	622.2
Total current assets	27,035.9	24,711.7
Property and equipment, net	289.8	288.2
Right of use assets - operating	271.2	—
Deferred tax asset, net	45.5	44.0
Intangible assets, net	189.6	217.4
Goodwill	950.0	954.8
Other non-current assets	651.1	636.4
Long-term assets of discontinued operations	—	3,535.2
Total assets	$29,433.1	$30,387.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$548.4	$486.2
Accrued expenses	333.9	279.3
Current operating lease liabilities	21.4	—
Current portion of deposits	5,922.6	6,537.7
Current portion of non-recourse borrowings of consolidated securitization entities	2,185.6	2,717.6
Current portion of long-term and other debt	161.5	138.9
Other current liabilities	262.4	291.8
Deferred revenue	768.8	766.1
Current liabilities of discontinued operations	392.1	266.4
Total current liabilities	10,596.7	11,484.0
Deferred revenue	108.5	109.2
Deferred tax liability, net	230.5	256.5
Long-term operating lease liabilities	299.8	—
Deposits	5,369.4	5,256.0
Non-recourse borrowings of consolidated securitization entities	4,589.9	4,934.1
Long-term and other debt	5,720.0	5,586.5
Other liabilities	278.8	390.0
Long-term liabilities of discontinued operations	—	39.3
Total liabilities	27,193.6	28,055.6
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 113.2 shares and 113.0 shares at March 31, 2019 and December 31, 2018, respectively	1.1	1.1
Additional paid-in capital	3,177.0	3,172.4
Treasury stock, at cost, 60.9 shares and 59.6 shares at March 31, 2019 and December 31, 2018, respectively	(5,938.5)	(5,715.7)
Retained earnings	5,127.8	5,012.4
Accumulated other comprehensive loss	(127.9)	(138.1)
Total stockholders’ equity	2,239.5	2,332.1
Total liabilities and stockholders' equity	$29,433.1	$30,387.7

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2019	2018
	(in millions, except per share amounts)
Revenues
Services	$73.3	$92.6
Redemption, net	111.9	131.9
Finance charges, net	1,149.0	1,157.2
Total revenue	1,334.2	1,381.7
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	640.5	591.7
Provision for loan loss	252.1	337.7
General and administrative	38.3	31.3
Depreciation and other amortization	20.6	19.3
Amortization of purchased intangibles	25.8	29.4
Total operating expenses	977.3	1,009.4
Operating income	356.9	372.3
Interest expense
Securitization funding costs	57.3	52.1
Interest expense on deposits	48.7	35.5
Interest expense on long-term and other debt, net	43.5	44.2
Total interest expense, net	149.5	131.8
Income from continuing operations before income taxes	207.4	240.5
Provision for income taxes	33.1	64.0
Income from continuing operations	$174.3	$176.5
Loss from discontinued operations, net of taxes	(25.2)	(12.6)
Net income	$149.1	$163.9

Basic income (loss) per share (Note 3):
Income from continuing operations	$3.29	$3.19
Loss from discontinued operations	$(0.48)	$(0.23)
Net income per share	$2.81	$2.96

Diluted income (loss) per share (Note 3):
Income from continuing operations	$3.28	$3.17
Loss from discontinued operations	$(0.48)	$(0.22)
Net income per share	$2.80	$2.95

Weighted average shares (Note 3):
Basic	53.0	55.4
Diluted	53.2	55.7

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Net income	$149.1	$163.9

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	10.0	(3.0)
Tax (expense) benefit	(1.0)	1.0
Unrealized gain (loss) on securities available-for-sale, net of tax	9.0	(2.0)

Unrealized loss on cash flow hedges	(0.1)	(0.1)
Tax benefit (expense)	—	—
Unrealized loss on cash flow hedges, net of tax	(0.1)	(0.1)

Unrealized gain (loss) on net investment hedges	16.1	(15.4)
Tax (expense) benefit	(3.9)	3.7
Unrealized gain (loss) on net investment hedges, net of tax	12.2	(11.7)

Foreign currency translation adjustments	(10.9)	17.5

Other comprehensive income, net of tax	10.2	3.7

Total comprehensive income, net of tax	$159.3	$167.6

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2019	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(in millions)
Balance at December 31, 2018	113.0	$1.1	$3,172.4	$(5,715.7)	$5,012.4	$(138.1)	$2,332.1
Net income	—	—	—	—	149.1	—	149.1
Other comprehensive income	—	—	—	—	—	10.2	10.2
Stock-based compensation	—	—	20.1	—	—	—	20.1
Repurchases of common stock	—	—	—	(222.8)	—	—	(222.8)
Dividends and dividend equivalent rights declared ($0.63 per share)	—	—	—	—	(33.7)	—	(33.7)
Other	0.2	—	(15.5)	—	—	—	(15.5)
Balance at March 31, 2019	113.2	$1.1	$3,177.0	$(5,938.5)	$5,127.8	$(127.9)	$2,239.5

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2018	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(in millions)
Balance at December 31, 2017	112.8	$1.1	$3,099.8	$(5,272.5)	$4,167.1	$(140.2)	$1,855.3
Net income	—	—	—	—	163.9	—	163.9
Other comprehensive income	—	—	—	—	—	3.7	3.7
Stock-based compensation	—	—	24.5	—	—	—	24.5
Dividends and dividend equivalent rights declared ($0.57 per share)	—	—	—	—	(31.5)	—	(31.5)
Cumulative effect adjustment to retained earnings in accordance with ASC 606	—	—	—	—	9.6	—	9.6
Cumulative effect adjustment to retained earnings in accordance with ASU 2016-01	—	—	—	—	(1.5)	—	(1.5)
Other	0.1	—	(22.6)	—	—	—	(22.6)
Balance at March 31, 2018	112.9	$1.1	$3,101.7	$(5,272.5)	$4,307.6	$(136.5)	$2,001.4

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149.1	$163.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118.9	121.7
Deferred income taxes	(35.0)	(16.2)
Provision for loan loss	252.1	337.7
Non-cash stock compensation	21.1	25.5
Amortization of deferred financing costs	11.0	11.4
Change in other operating assets and liabilities	8.7	(108.0)
Originations of credit card and loan receivables held for sale	—	(2,271.7)
Sales of credit card and loan receivables held for sale	—	2,312.8
Other	84.9	72.8
Net cash provided by operating activities	610.8	649.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(0.1)	(14.5)
Change in credit card and loan receivables	758.2	470.5
Payments for acquired businesses, net of cash	(6.7)	—
Capital expenditures	(38.7)	(44.7)
Purchases of other investments	(5.0)	(25.0)
Maturities/sales of other investments	6.4	6.0
Other	3.4	0.6
Net cash provided by investing activities	717.5	392.9

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,045.1	685.0
Repayments of borrowings	(870.9)	(706.5)
Non-recourse borrowings of consolidated securitization entities	1,122.2	905.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(1,997.5)	(1,590.0)
Net decrease in deposits	(502.6)	(448.4)
Payment of deferred financing costs	(5.4)	(3.5)
Dividends paid	(33.9)	(31.7)
Purchase of treasury shares	(222.8)	—
Other	(17.2)	(23.7)
Net cash used in financing activities	(1,483.0)	(1,213.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.0	(1.7)
Change in cash, cash equivalents and restricted cash	(151.7)	(172.7)
Cash, cash equivalents and restricted cash at beginning of year	3,967.7	4,314.7
Cash, cash equivalents and restricted cash at end of year	$3,816.0	$4,142.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$206.7	$159.2
Income taxes paid, net	$20.4	$56.7

The unaudited condensed consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its consolidated subsidiaries and variable interest entities (“VIEs”), the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019.

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

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP. The Company’s unaudited condensed consolidated financial statements have been presented with its Epsilon® segment as a discontinued operation. See Note 5, “Discontinued Operations,” for more information.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to utilize a financial instrument impairment model to establish an allowance based on expected losses over the life of the exposure rather than a model based on an incurred loss approach. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance. In addition, ASU 2016-13 modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The Company has formed a cross-functional implementation team and is finalizing the development of loss forecasting models, technological solutions and processes to satisfy the requirements of ASU 2016-13. Management is assessing key accounting interpretations and continues to evaluate the impact of the new standard on its consolidated financial statements. Any adjustments to the change in the allowance for loan loss at adoption would be recorded through a cumulative-effect adjustment to retained earnings. The extent of the impact upon adoption will depend on the asset quality of the Company’s credit card and loan receivables portfolio, and economic conditions and forecasts at adoption.

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

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” ASU 2018-15 requires customers in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, “Intangibles—

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill and Other—Internal-Use Software,” to determine which implementation costs may be capitalized. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact that adoption of ASU 2018-15 will have on its consolidated financial statements.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases,” ASC 842, that replaced previous lease guidance and required lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Companies continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statements of income. Companies were permitted to adopt ASC 842 using a modified retrospective approach or transition relief provided by ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” that removed certain comparative period requirements and required a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard on January 1, 2019 using the transition relief provided by ASU 2018-11.

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

The cumulative effect of the changes made to the consolidated January 1, 2019 balance sheet for the adoption of ASC 842 established operating lease liabilities of approximately $324.5 million and corresponding right-of-use assets of approximately $269.9 million, based upon the operating lease liabilities adjusted for deferred rent and lease incentives, which resulted in the reclassification of approximately $54.6 million in liabilities to the right-of-use asset. There was no cumulative-effect adjustment to retained earnings as a result of the adoption of ASC 842.

Additionally, the cumulative effect of the changes made to the consolidated January 1, 2019 balance sheet for the adoption of ASC 842 for the Epsilon segment, presented as a discontinued operation for the periods presented, established operating lease liabilities of approximately $208.7 million and corresponding right-of-use assets of approximately $181.1 million, based upon the operating lease liabilities adjusted for prepaid and deferred rent, unamortized initial direct costs, and lease incentives, which resulted in the reclassification of approximately $30.5 million in liabilities and $2.9 million in assets to the right-of-use asset. As part of the adoption of ASC 842, capital leases were recognized as finance leases at their existing carrying amounts effective January 1, 2019, and the accounting remained substantially unchanged, with capital lease assets totaling $13.0 million and capital lease liabilities totaling $12.6 million.

The Company’s adoption of ASC 842 had no significant impact to our consolidated statements of income or consolidated statements of cash flows. Based on the evaluation of ASC 842, the Company does not expect it to have a material impact on its results of operations or cash flows in the periods after adoption.

ASC 842 also requires expanded qualitative and quantitative disclosure regarding the Company’s leasing activities. See Note 10, “Leases,” for the Company’s ASC 842 disclosures.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 expanded and refined the hedge accounting model for both financial and non-financial risk components, aligned the recognition and presentation of the effects of hedging instruments and hedged items in the financial

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

statements, and made certain targeted improvements to simplify the application of hedge accounting guidance related to the assessment of hedge effectiveness. The Company’s adoption of this standard on January 1, 2019 did not have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allowed for reclassification of stranded tax effects on items resulting from the change in the corporate tax rate as a result of H.R. 1, originally known as the Tax Cuts and Jobs Act of 2017, from accumulated other comprehensive income to retained earnings. Tax effects unrelated to H.R. 1 were permitted to be released from accumulated other comprehensive income using either the specific identification approach or the portfolio approach, based on the nature of the underlying item. The Company adopted this standard on January 1, 2019 using the portfolio approach and did not reclassify the stranded tax effects to retained earnings as these amounts did not have a material impact on its consolidated financial statements.

2. REVENUE

As discussed in Note 5, “Discontinued Operations,” in the first quarter of 2019, the Company’s Epsilon segment has been classified as a discontinued operation. As such, beginning with the first quarter of 2019, the Company’s products and services are reported under two segments—LoyaltyOne® and Card Services, as shown below.

The following tables present revenue disaggregated by major source:

			Corporate/
Three Months Ended March 31, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$71.4	$—	$—	$71.4
Short-term loyalty programs	109.6	—	—	109.6
Servicing fees, net	—	(18.6)	—	(18.6)
Other	19.8	—	—	19.8
Revenue from contracts with customers	$200.8	$(18.6)	$—	$182.2

Finance charges, net	—	1,149.0	—	1,149.0
Investment income	3.0	—	—	3.0
Total	$203.8	$1,130.4	$—	$1,334.2

			Corporate/
Three Months Ended March 31, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$89.9	$—	$—	$89.9
Short-term loyalty programs	114.2	—	—	114.2
Servicing fees, net	—	(2.0)	—	(2.0)
Other	19.5	—	0.2	19.7
Revenue from contracts with customers	$223.6	$(2.0)	$0.2	$221.8

Finance charges, net	—	1,157.2	—	1,157.2
Investment income	2.7	—	—	2.7
Total	$226.3	$1,155.2	$0.2	$1,381.7

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables present revenue disaggregated by geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

			Corporate/
Three Months Ended March 31, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$6.4	$1,130.4	$—	$1,136.8
Canada	89.0	—	—	89.0
Europe, Middle East and Africa	81.4	—	—	81.4
Asia Pacific	17.5	—	—	17.5
Other	9.5	—	—	9.5
Total	$203.8	$1,130.4	$—	$1,334.2

			Corporate/
Three Months Ended March 31, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$5.7	$1,155.2	$0.2	$1,161.1
Canada	105.6	—	—	105.6
Europe, Middle East and Africa	97.0	—	—	97.0
Asia Pacific	16.6	—	—	16.6
Other	1.4	—	—	1.4
Total	$226.3	$1,155.2	$0.2	$1,381.7

Contract Liabilities

The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES® reward mile and the reward products for its short-term loyalty programs.

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(in millions)
Balance at January 1, 2019	$248.0	$627.3	$875.3
Cash proceeds	41.7	67.5	109.2
Revenue recognized (1)	(48.9)	(77.8)	(126.7)
Other	—	0.4	0.4
Effects of foreign currency translation	5.4	13.7	19.1
Balance at March 31, 2019	$246.2	$631.1	$877.3
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$137.7	$631.1	$768.8
Deferred revenue (non-current)	$108.5	$—	$108.5

(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $111.7 million in 2019, $87.5 million in 2020, $42.7 million in 2021, and $4.3 million in 2022.

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1,

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2019 was $110.2 million and the closing balance as of March 31, 2019 was $96.7 million, with the change due to revenue recognized of approximately $102.9 million during the three months ended March 31, 2019, offset in part by cash payments received in advance of program performance.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$174.3	$176.5
Loss from discontinued operations	(25.2)	(12.6)
Net income	$149.1	$163.9

Denominator:
Weighted average shares, basic	53.0	55.4
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	0.2	0.3
Denominator for diluted calculation	53.2	55.7

Basic income per share:
Income from continuing operations	$3.29	$3.19
Loss from discontinued operations	$(0.48)	$(0.23)
Net income per share	$2.81	$2.96

Diluted income per share:
Income from continuing operations	$3.28	$3.17
Loss from discontinued operations	$(0.48)	$(0.22)
Net income per share	$2.80	$2.95

For the three months ended March 31, 2019 and 2018, 0.3 million and a de minimis amount of restricted stock units, respectively, were excluded from the calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

4. ACQUISITION

On February 7, 2019, the Company acquired certain assets as well as the assembled workforce and related office lease agreements of blispay inc. (“Blispay”), a financial technology company, for cash consideration of $6.7 million, and a $1.0 million limited guarantee was issued by the Company as part of the transaction. The acquisition was determined to constitute a business combination under ASC 805, “Business Combinations.” Total assets acquired were $7.3 million, including $5.0 million of capitalized software and $2.3 million of goodwill, with the fair value of the guarantee determined to be approximately $0.6 million on the acquisition date.

5. DISCONTINUED OPERATIONS

In November 2018, the Company announced the exploration of strategic alternatives for Epsilon, including a potential sale of the business. In the first quarter of 2019, Epsilon met the criteria set forth in ASC 205-20, “Presentation of Financial Statements — Discontinued Operations,” and has been presented as a discontinued operation for all periods presented.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Effective April 12, 2019, the Company entered into a definitive agreement to sell its Epsilon business to Publicis Groupe, S.A. for $4.4 billion in cash, subject to certain adjustments specified therein. The transaction is expected to close in the third quarter of 2019, subject to satisfaction of customary closing conditions and receipt of regulatory approvals.

At March 31, 2019, the assets and liabilities of discontinued operations are classified as current in the unaudited condensed consolidated balance sheets, as it is probable that the sale will occur and proceeds will be collected within one year. The following table presents a reconciliation of the assets and liabilities of discontinued operations to the unaudited condensed consolidated balance sheets for the periods presented:

	March 31,	December 31,
	2019	2018
	(in millions)
Assets:
Cash and cash equivalents	$40.1	$45.7
Accounts receivable, net	466.5	519.9
Other current assets	56.2	56.6
Property and equipment, net	292.4	306.9
Right of use assets - operating	178.4	—
Intangible assets, net	285.6	322.3
Goodwill	2,886.6	2,886.2
Other assets	18.9	19.8
Total assets of discontinued operations	$4,224.7	$4,157.4

Liabilities:
Accounts payable	$50.9	$72.2
Accrued expenses	76.0	141.7
Current operating lease liabilities	38.7	—
Other current liabilities	46.6	52.5
Long-term operating lease liabilities	164.3	—
Other liabilities	15.6	39.3
Total liabilities of discontinued operations	$392.1	$305.7

The following table summarizes the operating results of discontinued operations:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Revenue	$507.8	$509.4
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	443.4	430.8
Depreciation and other amortization	29.0	28.4
Amortization of purchased intangibles	43.5	44.6
Interest expense (1)	26.5	27.4
Loss before benefit from income taxes	(34.6)	(21.8)
Benefit from income taxes	(9.4)	(9.2)
Loss from discontinued operations, net of taxes	$(25.2)	$(12.6)

(1)	Interest expense has been allocated to discontinued operations on the basis of the corporate debt, $1.9 billion in senior notes, expected to be repaid as a result of the disposal transaction.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Depreciation and amortization and capital expenditures from discontinued operations for the periods presented are as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Depreciation and amortization	$72.5	$73.0
Capital expenditures	$6.8	$11.1

6. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	March 31,	December 31,
	2019	2018
	(in millions)
Principal receivables	$15,938.7	$16,869.9
Billed and accrued finance charges	836.8	898.3
Other	75.0	86.8
Total credit card and loan receivables	16,850.5	17,855.0
Less: Credit card receivables – restricted for securitization investors	12,550.5	13,418.3
Other credit card and loan receivables	$4,300.0	$4,436.7

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Balance at beginning of period	$1,038.3	$1,119.3
Provision for loan loss	252.1	337.7
Allowance associated with credit card receivables transferred to held for sale	—	(6.6)
Change in estimate for uncollectible unpaid interest and fees	—	15.0
Recoveries	59.8	31.3
Principal charge-offs	(329.1)	(327.4)
Balance at end of period	$1,021.1	$1,169.3

Net charge-offs include the principal amount of losses from credit cardholders unwilling or unable to pay their account balances, as well as bankrupt and deceased credit cardholders, less recoveries and exclude charged-off interest, fees and fraud losses. Charged‑off interest and fees reduce finance charges, net while fraud losses are recorded as a cost of operations expense. Credit card and loan receivables, including unpaid interest and fees, are charged-off in the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Credit card and loan receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $218.8 million and $199.5 million for the three months ended March 31, 2019 and 2018, respectively.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	March 31,	% of	December 31,	% of
	2019	Total	2018	Total
	(in millions, except percentages)
Receivables outstanding - principal	$15,938.7	100.0%	$16,869.9	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	244.3	1.5%	303.2	1.8%
61 to 90 days	185.0	1.2	207.9	1.3
91 or more days	407.4	2.5	443.4	2.6
Total	$836.7	5.2%	$954.5	5.7%

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

The Company had $298.2 million and $292.4 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $104.3 million and $101.3 million, respectively, as of March 31, 2019 and December 31, 2018. These modified credit card receivables represented less than 2% of the Company’s total credit card receivables as of both March 31, 2019 and December 31, 2018.

The average recorded investment in impaired credit card receivables was $297.7 million and $296.3 million for the three months ended March 31, 2019 and 2018, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $5.7 million and $6.0 million for the three months ended March 31, 2019 and 2018, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	70,294	$104.3	$104.1	280,072	$312.5	$312.2

The table below summarizes troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	50,456	$65.4	28,760	$35.0

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of March 31, 2019 and December 31, 2018, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:

	March 31, 2019
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(in millions, except percentages)
0-12 Months	5.5	26.1%	$3,812.1	23.9%
13-24 Months	3.7	17.4	2,685.1	16.9
25-36 Months	2.9	13.6	2,362.1	14.8
37-48 Months	2.0	9.3	1,695.0	10.6
49-60 Months	1.6	7.3	1,364.4	8.6
Over 60 Months	5.6	26.3	4,020.0	25.2
Total	21.3	100.0%	$15,938.7	100.0%

	December 31, 2018
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(in millions, except percentages)
0-12 Months	6.5	26.7%	$4,099.9	24.3%
13-24 Months	4.2	17.1	2,887.8	17.1
25-36 Months	3.1	13.0	2,428.9	14.4
37-48 Months	2.2	9.1	1,795.0	10.7
49-60 Months	1.7	7.1	1,367.2	8.1
Over 60 Months	6.5	27.0	4,291.1	25.4
Total	24.2	100.0%	$16,869.9	100.0%

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company’s credit card and loan receivables by obligor credit quality as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
		Percentage of		Percentage of
	Total Principal	Principal	Total Principal	Principal
Probability of an Account Becoming 91 or More Days Past	Receivables	Receivables	Receivables	Receivables
Due or Becoming Charged-off (within the next 12 months)	Outstanding	Outstanding	Outstanding	Outstanding
	(in millions, except percentages)
No Score	$204.7	1.3%	$249.0	1.5%
27.1% and higher	1,368.9	8.6	1,394.0	8.2
17.1% - 27.0%	962.5	6.0	770.1	4.6
12.6% - 17.0%	1,001.1	6.3	1,047.6	6.2
3.7% - 12.5%	6,947.8	43.6	6,877.6	40.8
1.9% - 3.6%	2,718.2	17.0	3,060.7	18.1
Lower than 1.9%	2,735.5	17.2	3,470.9	20.6
Total	$15,938.7	100.0%	$16,869.9	100.0%

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

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $1,848.9 million and $1,951.6 million as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, the Company recorded valuation adjustments, which are reflected in cost of operations expense, of $59.9 million and $21.7 million, respectively, to reduce the value of certain portfolios within credit card receivables held for sale.

In April 2019, the Company sold one portfolio at par for an estimated purchase price of $361.5 million, subject to certain conditions as defined in the purchase and sale agreement.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore not reflected in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2019 and 2018.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	March 31,	December 31,
	2019	2018
	(in millions)
Total credit card receivables – restricted for securitization investors	$12,550.5	$13,418.3
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$280.1	$301.6

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Net charge-offs of securitized principal	$239.5	$245.0

7. INVENTORIES, NET

Inventories, net of $242.3 million and $248.0 million at March 31, 2019 and December 31, 2018, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

8. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	March 31, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(in millions)
Marketable securities	$271.4	$0.7	$(3.1)	$269.0	$272.8	$0.1	$(6.5)	$266.4
U.S. Treasury bonds	25.0	—	(0.1)	24.9	25.0	—	(0.1)	24.9
Total	$296.4	$0.7	$(3.2)	$293.9	$297.8	$0.1	$(6.6)	$291.3

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	March 31, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Marketable securities	$—	$—	$173.7	$(3.1)	$173.7	$(3.1)
U.S. Treasury bonds	—	—	24.9	(0.1)	24.9	(0.1)
Total	$—	$—	$198.6	$(3.2)	$198.6	$(3.2)

	December 31, 2018
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Marketable securities	$57.3	$(0.5)	$164.0	$(6.0)	$221.3	$(6.5)
U.S. Treasury bonds	—	—	24.9	(0.1)	24.9	(0.1)
Total	$57.3	$(0.5)	$188.9	$(6.1)	$246.2	$(6.6)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at March 31, 2019 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in millions)
Due in one year or less	$55.0	$55.0
Due after one year through five years	1.9	1.9
Due after five years through ten years	—	—
Due after ten years	239.5	237.0
Total	$296.4	$293.9

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of March 31, 2019, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2019 and 2018.

9. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	March 31, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(in millions)
Restricted cash	$43.4	$—	$—	$43.4	$43.9	$—	$—	$43.9
Mutual funds	24.2	—	—	24.2	23.2	—	—	23.2
Corporate bonds	508.5	2.3	(2.3)	508.5	497.5	0.1	(6.1)	491.5
Total	$576.1	$2.3	$(2.3)	$576.1	$564.6	$0.1	$(6.1)	$558.6

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Corporate bonds	$—	$—	$323.3	$(2.3)	$323.3	$(2.3)
Total	$—	$—	$323.3	$(2.3)	$323.3	$(2.3)

	December 31, 2018
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Corporate bonds	$31.2	$(0.1)	$414.4	$(6.0)	$445.6	$(6.1)
Total	$31.2	$(0.1)	$414.4	$(6.0)	$445.6	$(6.1)

The amortized cost and estimated fair value of the securities at March 31, 2019 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in millions)
Due in one year or less	$134.2	$133.9
Due after one year through five years	398.5	398.8
Total	$532.7	$532.7

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of March 31, 2019, the Company does not consider the investments to be other-than-temporarily impaired.

Realized gains and losses from the sale of investment securities for the three months ended March 31, 2019 and 2018 were de minimis.

10. LEASES

The Company has operating leases for general office properties, warehouses, data centers, call centers, automobiles and certain equipment. As of March 31, 2019, the Company’s leases have remaining lease terms of less than 1 year to 19 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The components of lease expense were as follows:

Three Months Ended
March 31, 2019
(in millions)
Operating lease cost	$10.3
Short-term lease cost	0.6
Variable lease cost	1.9
Total	$12.8

Other information related to leases was as follows:

March 31,
2019
Weighted-average remaining lease term (in years):
Operating leases	11.9
Weighted-average discount rate:
Operating leases	5.3%

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8.6

Maturities of the lease liabilities as of March 31, 2019 were as follows:

Operating
Year	Leases
(in millions)
2019 (excluding the three months ended March 31, 2019)	$27.4
2020	40.8
2021	38.6
2022	37.8
2023	36.7
Thereafter	260.2
Total undiscounted lease liabilities	441.5
Less: Amount representing interest	(120.3)
Total present value of minimum lease payments	$321.2

Amounts recognized in the March 31, 2019 consolidated balance sheet:
Current operating lease liabilities	$21.4
Long-term operating lease liabilities	299.8
Total	$321.2

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2019
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(in millions)
Finite Lived Assets
Customer contracts and lists	$325.3	$(244.0)	$81.3	7 years—straight line
Premium on purchased credit card portfolios	286.0	(186.5)	99.5	3-13 years—straight line
Collector database	52.5	(51.1)	1.4	5 years—straight line
Tradenames	31.8	(25.6)	6.2	8-15 years—straight line
	$695.6	$(507.2)	$188.4
Indefinite Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$696.8	$(507.2)	$189.6

	December 31, 2018
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(in millions)
Finite Lived Assets
Customer contracts and lists	$339.5	$(244.4)	$95.1	3-7 years—straight line
Premium on purchased credit card portfolios	286.0	(172.9)	113.1	3-13 years—straight line
Collector database	51.3	(49.9)	1.4	5 years—straight line
Tradenames	32.5	(25.9)	6.6	8-15 years—straight line
	$709.3	$(493.1)	$216.2
Indefinite Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$710.5	$(493.1)	$217.4

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in millions)
2019 (excluding the three months ended March 31, 2019)	$84.0
2020	57.4
2021	13.7
2022	11.3
2023	10.3
Thereafter	11.7

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne	Card Services	Corporate/ Other	Total
	(in millions)
Balance at December 31, 2018	$693.1	$261.7	$—	$954.8
Goodwill acquired during the year	—	2.3	—	2.3
Effects of foreign currency translation	(7.1)	—	—	(7.1)
Balance at March 31, 2019	$686.0	$264.0	$—	$950.0

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. DEBT

Debt consists of the following:

	March 31,	December 31,
Description	2019	2018	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$945.0	$740.0	June 2022	(1)
2017 term loans	2,919.0	2,938.1	June 2022	(1)
BrandLoyalty credit agreement	168.2	183.7	June 2020	(2)
Senior notes due 2021	500.0	500.0	November 2021	5.875%
Senior notes due 2022	600.0	600.0	August 2022	5.375%
Senior notes due 2022 (€400.0 million)	448.7	458.8	March 2022	4.500%
Senior notes due 2023 (€300.0 million)	336.5	344.1	November 2023	5.250%
Total long-term and other debt	5,917.4	5,764.7
Less: Unamortized debt issuance costs	35.9	39.3
Less: Current portion	161.5	138.9
Long-term portion	$5,720.0	$5,586.5

Deposits:
Certificates of deposit	$8,278.5	$8,395.1	Various – Apr 2019 – Mar 2024	1.28% to 4.00%
Money market deposits	3,038.4	3,424.3	Non-maturity	(3)
Total deposits	11,316.9	11,819.4
Less: Unamortized debt issuance costs	24.9	25.7
Less: Current portion	5,922.6	6,537.7
Long-term portion	$5,369.4	$5,256.0

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$5,018.0	$4,893.3	Various – June 2019 – Feb 2022	1.72% to 3.95%
Conduit asset-backed securities	1,770.0	2,770.0	Various – Nov 2019 – Sept 2020	(4)
Total non-recourse borrowings of consolidated securitization entities	6,788.0	7,663.3
Less: Unamortized debt issuance costs	12.5	11.6
Less: Current portion	2,185.6	2,717.6
Long-term portion	$4,589.9	$4,934.1

(1)

The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At March 31, 2019, the weighted average interest rate was 4.26% and 4.25% for the revolving line of credit and term loans, respectively.

(2)

The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At March 31, 2019, the weighted average interest rate was 1.20% and 1.65% for the BrandLoyalty revolving line of credit and term loans, respectively.

(3)	The interest rates are based on the Federal Funds rate plus an applicable margin. At March 31, 2019, the interest rates ranged from 1.90% to 3.50%.
(4)

The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At March 31, 2019, the interest rates ranged from 3.54% to 3.68%.

At March 31, 2019, the Company was in compliance with its financial covenants.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Long-term and Other Debt

Credit Agreement

As of March 31, 2019, the Company’s credit agreement, as amended, provided for $3,052.6 million in term loans subject to certain principal repayments and a $1,572.4 million revolving line of credit, with $627.4 million total availability. In February 2019, Alliance Data International LLC became an additional guarantor under the credit agreement.

On April 30, 2019, the Company amended its credit agreement to provide that, upon consummation of the sale of Epsilon, the maturity date of the credit agreement will be reduced by one year from June 14, 2022 to June 14, 2021, a mandatory payment of $500 million of the revolving credit facility will be required, the aggregate revolving credit commitments will be reduced in the same amount (to $1,072.4 million), all of the Company’s outstanding senior notes will be required to be redeemed, net proceeds from future asset sales in excess of $50 million must be applied to repayment of the credit agreement and certain other minor amendments.

Non-Recourse Borrowings of Consolidated Securitization Entities

Asset-Backed Term Notes

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

In March 2019, $550.0 million of Series 2012-A asset-backed term notes, $137.5 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust.

As of March 31, 2019, total capacity under the conduit facilities was $4.5 billion, of which $1.8 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

13. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At March 31, 2019, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of March 31, 2019, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is 11 months.

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

The following tables present the fair values of the derivative instruments included within the Company’s unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(in millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$19.2	$0.2	Other current assets	April 2019 to February 2020
Foreign currency exchange hedges	$19.6	$0.7	Other current liabilities	April 2019 to November 2019

Not designated as hedging instruments:
Foreign currency exchange forward contract	$62.1	$0.7	Other current assets	July 2019

	December 31, 2018
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(in millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$5.2	$0.3	Other current assets	January 2019 to April 2019
Foreign currency exchange hedges	$20.3	$0.3	Other current liabilities	March 2019 to November 2019

Not designated as hedging instruments:
Foreign currency exchange forward contract	$61.6	$3.5	Other current assets	January 2019 to February 2019

Derivatives Designated as Hedging Instruments

Losses of $0.1 million, net of tax, were recognized in other comprehensive income for each of the three months ended March 31, 2019 and March 31, 2018, respectively, related to foreign currency exchange hedges designated as effective.

Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when ineffectiveness occurs. Reclassifications from accumulated other comprehensive loss into net income (cost of operations) for each of the periods presented were not material. At March 31, 2019, $0.3 million is expected to be reclassified from accumulated other comprehensive loss into net income in the coming 12 months.

Derivatives Not Designated as Hedging Instruments

For the three months ended March 31, 2019 and March 31, 2018, losses of $1.2 million and gains of $7.1 million, respectively, related to foreign currency exchange forward contracts not designated as hedging instruments were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of income.

Net Investment Hedges

The Company designated its Euro-denominated 5.250% senior notes due 2023 (€300.0 million) and €340.0 million of its Euro-denominated 4.500% senior notes due 2022 (€400.0 million) as a net investment hedge of its investment in BrandLoyalty on an after-tax basis. The net investment hedge is intended to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar. The change in fair value of the net investment hedges due to remeasurement of the effective portion is recorded in other comprehensive income. The ineffective portion of this hedging instrument impacts net income when the ineffectiveness occurs. For the three months ended March 31, 2019 and March 31, 2018, gains of $12.2 million and losses of $11.7 million, net of tax,

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedges.

14. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

The Company had an authorized stock repurchase program to acquire up to $500.0 million of the Company’s outstanding common stock from August 1, 2018 through July 31, 2019. At December 31, 2018 the Company had $222.8 million remaining under the stock repurchase program.

For the three months ended March 31, 2019, the Company acquired a total of 1.3 million shares of its common stock for $222.8 million under its respective stock repurchase programs. As of March 31, 2019, the Company did not have any amounts remaining under its authorized stock repurchase program.

Stock Compensation Expense

Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Cost of operations	$6.7	$8.0
General and administrative	4.6	5.6
Total	$11.3	$13.6

Stock-based compensation expense included in loss from discontinued operations totaled $9.8 million and $11.9 million for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, the Company awarded 122,420 service-based restricted stock units with a weighted average grant date fair value per share of $173.13 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2019, the Company awarded 420,239 performance-based restricted stock units with a weighted average grant date fair value per share of $173.21 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 33% of the award on February 15, 2020, an additional 33% of the award on February 15, 2021 and the final 34% of the award on February 18, 2022, provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2019, the Company also awarded 37,878 restricted stock units with a market-based condition subject to pre-defined vesting criteria that permit a range from 0% to 175% to be earned. The fair market value of these awards is $129.15 and was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation, expected volatility and risk-free rate over two-year time horizons matching the performance period. Upon determination of the market condition, the restrictions will lapse with respect to the entire award on February 15, 2021, provided that the participant is employed by the Company on such vesting date.

Dividends

On February 7, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on the Company’s common stock to stockholders of record at the close of business on February 21, 2019, resulting in a dividend payment of $33.4 million on March 19, 2019. Additionally, the Company paid $0.5 million in cash related to dividend equivalent rights for the three months ended March 31, 2019.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On April 25, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on the Company’s common stock and $6.30 per share on the Company’s Series A Non-Voting Convertible Preferred Stock, each to stockholders of record at the close of business on May 14, 2019 and payable on June 18, 2019.

Preferred Stock

In April 2019, the Company’s Board of Directors designated 300,000 shares of its authorized and unissued preferred stock as Series A Non-Voting Convertible Preferred Stock and the Company filed with the Delaware Secretary of State a Certificate of Designations of Series A Non-Voting Convertible Preferred Stock to create the new Series A Non-Voting Convertible Preferred Stock, authorized 300,000 shares and designated the preferences, rights and limitations of the Series A Non-Voting Convertible Preferred Stock. Each share of Series A Non-Voting Convertible Preferred Stock will initially be convertible into ten shares of common stock (subject to adjustment and the other terms described in the Certificate of Designations) at the holder’s election or upon the Company’s written request, provided that upon such conversion the holder, together with its affiliates, will not own or control in the aggregate more than 9.9% of the Company’s outstanding common stock (or any class of the Company’s voting securities). Shares of Series A Non-Voting Convertible Preferred Stock will also be subject to automatic conversion if a holder transfers such shares pursuant to a transfer (a) to the Company, (b) in a widespread public distribution of common stock or Series A Non-Voting Convertible Preferred Stock, (c) in which no one transferee (or group of associated transferees) would receive 2% or more of any class of the Company’s voting securities then outstanding (including pursuant to a related series of such transfers), or (d) to a transferee that would control more than 50% of the Company voting securities (not including voting securities such person is acquiring from the transferor). Upon such a transaction, the transferred shares of Series A Non-Voting Convertible Preferred Stock will automatically be converted into shares of common stock on a ten-for-one basis (subject to adjustment as described in the Certificate of Designations).

The shares of Series A Non-Voting Convertible Preferred Stock have no voting rights, except as otherwise required by the General Corporation Law of the State of Delaware. The Series A Non-Voting Convertible Preferred Stock will, with respect to rights upon liquidation, winding up and dissolution, rank (i) subordinate and junior in right of payment to all other securities of the Company that, by their respective terms, are senior to the Series A Non-Voting Convertible Preferred Stock, and (ii) pari passu with the common stock.

On April 25, 2019, the Company entered into an exchange agreement with ValueAct Holdings, L.P. pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of the Company’s common stock for an aggregate of 150,000 shares of Series A Non-Voting Convertible Preferred Stock. The issuance to ValueAct of the shares of Series A Non-Voting Convertible Preferred Stock was, and the issuance of the shares of common stock issuable upon conversion of the Series A Non-Voting Convertible Preferred Stock will be, made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended March 31, 2019	on Securities	Flow Hedges	Investment Hedges	Adjustments (1)	Loss
	(in millions)
Balance at December 31, 2018	$(10.7)	$(0.2)	$(12.4)	$(114.8)	$(138.1)
Changes in other comprehensive income (loss)	9.0	(0.1)	12.2	(10.9)	10.2
Balance at March 31, 2019	$(1.7)	$(0.3)	$(0.2)	$(125.7)	$(127.9)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended March 31, 2018	on Securities	Flow Hedges	Investment Hedges	Adjustments (1)	Loss
	(in millions)
Balance at December 31, 2017	$(8.7)	$(0.1)	$(42.0)	$(89.4)	$(140.2)
Changes in other comprehensive income (loss)	(2.0)	(0.1)	(11.7)	17.5	3.7
Balance at March 31, 2018	$(10.7)	$(0.2)	$(53.7)	$(71.9)	$(136.5)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

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

Fair Value of Financial Instruments  — The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in millions)
Financial assets
Credit card and loan receivables, net	$15,829.4	$16,390.2	$16,816.7	$17,472.7
Credit card receivables held for sale	1,848.9	1,902.5	1,951.6	1,995.5
Redemption settlement assets, restricted	576.1	576.1	558.6	558.6
Other investments	293.9	293.9	291.3	291.3
Derivative instruments	0.9	0.9	3.8	3.8
Financial liabilities
Derivative instruments	0.7	0.7	0.3	0.3
Deposits	11,292.0	11,326.5	11,793.7	11,768.7
Non-recourse borrowings of consolidated securitization entities	6,775.5	6,784.5	7,651.7	7,626.9
Long-term and other debt	5,881.5	5,961.6	5,725.4	5,755.3

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

Credit card receivables held for sale — The Company utilizes a discounted cash flow model using unobservable inputs, including forecasted yields and net charge-off estimates to estimate the fair value measurement of the credit card portfolios held for sale.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2019 and December 31, 2018:

		Fair Value Measurements at
		March 31, 2019 Using
	Balance at
	March 31,
	2019	Level 1	Level 2	Level 3
	(in millions)
Mutual funds (1)	$24.2	$24.2	$—	$—
Corporate bonds (1)	508.5	—	508.5	—
Marketable securities (2)	269.0	25.5	243.5	—
U.S. Treasury bonds (2)	24.9	24.9	—	—
Derivative instruments (3)	0.9	—	0.9	—
Total assets measured at fair value	$827.5	$74.6	$752.9	$—

Derivative instruments (3)	$0.7	$—	$0.7	$—
Total liabilities measured at fair value	$0.7	$—	$0.7	$—

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

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2019 and 2018.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements at
	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Credit card and loan receivables, net	$16,390.2	$—	$—	$16,390.2
Credit card receivables held for sale	1,902.5	—	—	1,902.5
Total	$18,292.7	$—	$—	$18,292.7

Financial liabilities:
Deposits	$11,326.5	$—	$11,326.5	$—
Non-recourse borrowings of consolidated securitization entities	6,784.5	—	6,784.5	—
Long-term and other debt	5,961.6	—	5,961.6	—
Total	$24,072.6	$—	$24,072.6	$—

	Fair Value Measurements at
	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Credit card and loan receivables, net	$17,472.7	$—	$—	$17,472.7
Credit card receivables held for sale	1,995.5	—	—	1,995.5
Total	$19,468.2	$—	$—	$19,468.2

Financial liabilities:
Deposits	$11,768.7	$—	$11,768.7	$—
Non-recourse borrowings of consolidated securitization entities	7,626.9	—	7,626.9	—
Long-term and other debt	5,755.3	—	5,755.3	—
Total	$25,150.9	$—	$25,150.9	$—

17. INCOME TAXES

For the three months ended March 31, 2019 and March 31, 2018, the Company utilized an effective tax rate of 16.0% and 26.6%, respectively, to calculate its provision for income taxes. The decrease in the effective tax rate for the three months ended March 31, 2019 was primarily related to a decrease in tax reserves resulting from a change in accounting method for tax purposes.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As discussed in Note 5, “Discontinued Operations,” in the first quarter of 2019, the Company’s Epsilon segment has been classified as a discontinued operation. As such, beginning with the first quarter of 2019, the Company operates in the LoyaltyOne and Card Services reportable segments, which consist of the following:

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

			Corporate/
Three Months Ended March 31, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$203.8	$1,130.4	$—	$1,334.2

Income (loss) before income taxes	$23.0	$266.9	$(82.5)	$207.4
Interest expense, net	1.1	106.0	42.4	149.5
Operating income (loss)	24.1	372.9	(40.1)	356.9
Depreciation and amortization	20.1	24.3	2.0	46.4
Stock compensation expense	3.0	3.7	4.6	11.3
Restructuring charges	7.9	—	—	7.9
Adjusted EBITDA (1)	55.1	400.9	(33.5)	422.5
Less: Securitization funding costs	—	57.3	—	57.3
Less: Interest expense on deposits	—	48.7	—	48.7
Adjusted EBITDA, net (1)	$55.1	$294.9	$(33.5)	$316.5

			Corporate/
Three Months Ended March 31, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$226.3	$1,155.2	$0.2	$1,381.7

Income (loss) before income taxes	$27.1	$289.4	$(76.0)	$240.5
Interest expense, net	1.2	87.6	43.0	131.8
Operating income (loss)	28.3	377.0	(33.0)	372.3
Depreciation and amortization	22.0	24.8	1.9	48.7
Stock compensation expense	3.6	4.4	5.6	13.6
Adjusted EBITDA (1)	53.9	406.2	(25.5)	434.6
Less: Securitization funding costs	—	52.1	—	52.1
Less: Interest expense on deposits	—	35.5	—	35.5
Adjusted EBITDA, net (1)	$53.9	$318.6	$(25.5)	$347.0

(1)

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. In 2019, adjusted EBITDA excluded costs associated with the wind-down of Merison, a retail marketing division within BrandLoyalty.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

19. SUPPLEMENTAL CASH FLOW INFORMATION

The unaudited condensed consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows:

	March 31,	March 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$3,725.1	$3,549.5
Restricted cash included within other current assets (1)	47.6	528.1
Restricted cash included within redemption settlement assets, restricted (2)	43.3	64.4
Total cash, cash equivalents and restricted cash	$3,816.0	$4,142.0

(1)

Includes cash restricted for interest repayments of non-recourse borrowings of consolidated securitized debt and other restricted cash within other current assets. At March 31, 2018, restricted cash included $489.2 million in principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt that matured in April 2018.

(2)	See Note 9, “Redemption Settlement Assets,” for additional information regarding the nature of restrictions on redemption settlement assets.

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Further risks and uncertainties include, but are not limited to, the pending transaction involving Epsilon and whether such transaction will be completed in a timely manner or at all, the possibility that closing conditions may not be satisfied or waived, the impact of our continuing strategic evaluations and any potential transaction on us or our business, and whether the benefits of such transaction and further relationships can be achieved.

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

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on February 26, 2019.

2019 Recent Developments

•	For the three months ended March 31, 2019, as compared to the three months ended March 31, 2018:
•	Revenue decreased 3% to $1.3 billion.
•	Net income decreased 9% to $149.1 million.
•	Earnings per share decreased 5% to $2.80.
•	Adjusted EBITDA, net decreased 9% to $316.5 million.
•	We repurchased approximately 1.3 million shares of our common stock for $222.8 million for the three months ended March 31, 2019.
•	We paid dividends of $33.9 million for the three months ended March 31, 2019.
•

We incurred $7.9 million in restructuring charges associated with the wind-down of Merison, a retail marketing division within BrandLoyalty. These costs are not expected to continue into the second quarter.

In November 2018, we announced the exploration of strategic alternatives for Epsilon, including a potential sale of the business. In the first quarter of 2019, Epsilon met the criteria set forth in ASC 205-20, “Presentation of Financial Statements — Discontinued Operations,” and has been presented as a discontinued operation for all periods presented.

Effective April 12, 2019, we entered into a definitive agreement to sell our Epsilon business to Publicis Groupe, S.A. for $4.4 billion in cash, subject to certain adjustments specified therein. Net cash proceeds, after tax obligations and fees associated with the transaction, are expected to be used for the repayment of corporate debt and to repurchase shares of our common stock. The transaction is expected to close in the third quarter of 2019, subject to satisfaction of customary closing conditions and receipt of regulatory approvals.

Index

Consolidated Results of Operations

	Three Months Ended March 31,
	2019	2018	% Change
	(in millions, except percentages)
Revenues
Services	$73.3	$92.6	(21)%
Redemption, net	111.9	131.9	(15)
Finance charges, net	1,149.0	1,157.2	(1)
Total revenue	1,334.2	1,381.7	(3)
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	640.5	591.7	8
Provision for loan loss	252.1	337.7	(25)
General and administrative	38.3	31.3	22
Depreciation and other amortization	20.6	19.3	7
Amortization of purchased intangibles	25.8	29.4	(12)
Total operating expenses	977.3	1,009.4	(3)
Operating income	356.9	372.3	(4)
Interest expense
Securitization funding costs	57.3	52.1	10
Interest expense on deposits	48.7	35.5	37
Interest expense on long-term and other debt, net	43.5	44.2	(2)
Total interest expense, net	149.5	131.8	13
Income from continuing operations before income taxes	207.4	240.5	(14)
Provision for income taxes	33.1	64.0	(48)
Income from continuing operations	174.3	176.5	(1)
Loss from discontinued operations, net of taxes	(25.2)	(12.6)	101
Net income	$149.1	$163.9	(9)%

Key Operating Metrics:
Credit card statements generated	72.7	77.8	(7)%
Credit sales	$6,315.4	$6,805.6	(7)%
Average credit card and loan receivables	$16,850.2	$17,722.4	(5)%
AIR MILES reward miles issued	1,258.1	1,226.2	3%
AIR MILES reward miles redeemed	1,088.5	1,178.2	(8)%

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenue.  Total revenue decreased $47.5 million, or 3%, to $1,334.2 million for the three months ended March 31, 2019 from $1,381.7 million for the three months ended March 31, 2018. The decrease was due to the following:

•Services. Revenue decreased $19.3 million, or 21%, to $73.3 million for the three months ended March 31, 2019 as a result of a $19.0 million decrease in merchant fee revenue due to increased royalty payments to our retailers associated with new clients.

•Redemption, net. Revenue decreased $20.0 million, or 15%, to $111.9 million for the three months ended March 31, 2019. Redemption revenue was negatively impacted by the decline in both the Euro and the Canadian dollar relative to the U.S. dollar, which resulted in a $9.0 million decrease in revenue. Redemption revenue was also negatively impacted $8.8 million by the outsourcing of additional rewards inventory during the three months ended March 31, 2019. As we did not control these goods prior to transfer to the collector, the revenue is recorded on a net basis. Additionally, redemption revenue was negatively impacted by an 8% decrease in AIR MILES reward miles redeemed.

•Finance charges, net.  Revenue decreased $8.2 million, or 1%, to $1,149.0 million for the three months ended March 31, 2019. This decrease was primarily driven by an approximate 40 basis point decrease in finance charge yield due to a decline in late fees.

Cost of operations.  Cost of operations increased $48.8 million, or 8%, to $640.5 million for the three months ended March 31, 2019 as compared to $591.7 million for the three months ended March 31, 2018. The net increase was due to the following:

•Within the LoyaltyOne segment, cost of operations decreased $16.5 million, impacted by the decline in both the Euro and Canadian dollar relative to the U.S. dollar, which resulted in an $11.6 million decrease in cost of

Index

operations. Additionally, cost of operations decreased $8.8 million due to additional product outsourcing discussed above. These decreases were offset in part by approximately $7.9 million of restructuring costs incurred with the wind-down of Merison during the three months ended March 31, 2019, as BrandLoyalty implemented certain initiatives to lower its fixed operating costs.

•Within the Card Services segment, cost of operations increased $65.3 million due to a $38.2 million increase in valuation adjustments to certain portfolios within credit card receivables held for sale, as well as a $22.4 million increase in credit card processing costs.

Provision for loan loss.  Provision for loan loss decreased $85.6 million, or 25%, to $252.1 million for the three months ended March 31, 2019 as compared to $337.7 million for the three months ended March 31, 2018, due primarily to a decrease in net charge-offs as well as a decrease in the change in credit card and loan receivables in the current quarter as compared to the prior year quarter.

General and administrative.  General and administrative expenses increased $7.0 million, or 22%, to $38.3 million for the three months ended March 31, 2019 as compared to $31.3 million for the three months ended March 31, 2018, primarily due to higher medical costs.

Depreciation and other amortization. Depreciation and other amortization increased $1.3 million, or 7%, to $20.6 million for the three months ended March 31, 2019 as compared to $19.3 million for the three months ended March 31, 2018, due to additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles.  Amortization of purchased intangibles decreased $3.6 million, or 12%, to $25.8 million for the three months ended March 31, 2019, as compared to $29.4 million for the three months ended March 31, 2018, primarily due to certain fully amortized intangible assets, including portfolio premiums and customer contracts.

Interest expense, net.  Total interest expense, net increased $17.7 million, or 13%, to $149.5 million for the three months ended March 31, 2019 as compared to $131.8 million for the three months ended March 31, 2018. The net increase was due to the following:

•

Securitization funding costs.  Securitization funding costs increased $5.2 million due to higher average interest rates, which increased funding costs by approximately $10.9 million, offset in part by lower average borrowings, which decreased funding costs by approximately $5.7 million.

•

Interest expense on deposits.  Interest expense on deposits increased $13.2 million due to higher average interest rates, which increased interest expense by approximately $11.5 million, and higher average borrowings, which increased interest expense by approximately $1.7 million.

•

Interest expense on long-term and other debt, net.  Interest expense on long-term and other debt, net decreased $0.7 million primarily due to an $8.0 million decrease in interest expense on senior notes primarily due to the repayment of senior notes in April 2018 and a $0.6 million decrease in amortization of debt issuance costs. These decreases were offset in part by a $4.2 million increase in interest expense on the revolving line of credit and a $4.1 million increase in interest expense on term debt due to both higher average borrowings and higher average interest rates due to increases in the LIBOR rate.

Taxes. Income tax expense related to continuing operations decreased $30.9 million to $33.1 million for the three months ended March 31, 2019 from $64.0 million for the three months ended March 31, 2018, primarily related to a decrease in tax reserves resulting from a change in accounting method for tax purposes. The effective tax rate for the current quarter was 16.0% as compared to 26.6% for the prior year quarter.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes increased $12.6 million to $25.2 million for the three months ended March 31, 2019 as compared to $12.6 million for the three months ended March 31, 2018. Loss from discontinued operations, net of taxes represents Epsilon net income (loss) as well as certain direct costs identifiable to the Epsilon segment and allocations of interest expense on corporate debt. The $12.6 million increase was primarily due to $5.0 million in strategic transaction costs incurred during the current year quarter in connection with the Epsilon transaction as well as increases in Epsilon’s operating costs.

Index

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and the amortization of purchased intangibles. In the first quarter of 2019, adjusted EBITDA also excluded the restructuring charges associated with the wind-down of Merison, a retail marketing division within BrandLoyalty.

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

	Three Months Ended March 31,
	2019	2018
	(in millions)
Income from continuing operations	$174.3	$176.5
Stock compensation expense	11.3	13.6
Provision for income taxes	33.1	64.0
Interest expense, net	149.5	131.8
Depreciation and other amortization	20.6	19.3
Amortization of purchased intangibles	25.8	29.4
Restructuring charges (1)	7.9	—
Adjusted EBITDA	422.5	434.6
Less: Securitization funding costs	57.3	52.1
Less: Interest expense on deposits	48.7	35.5
Adjusted EBITDA, net	$316.5	$347.0

(1)	Represents costs associated with the wind-down of Merison, a retail marketing division within BrandLoyalty.

Index

Segment Revenue and Adjusted EBITDA, net

	Three Months Ended March 31,
	2019	2018	% Change
	(in millions, except percentages)
Revenue:
LoyaltyOne	$203.8	$226.3	(10)%
Card Services	1,130.4	1,155.2	(2)
Corporate/Other	—	0.2	nm *
Total	$1,334.2	$1,381.7	(3)%
Adjusted EBITDA, net:
LoyaltyOne	$55.1	$53.9	2%
Card Services	294.9	318.6	(7)
Corporate/Other	(33.5)	(25.5)	(30)
Total	$316.5	$347.0	(9)%

*not meaningful

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenue.  Total revenue decreased $47.5 million, or 3%, to $1,334.2 million for the three months ended March 31, 2019 from $1,381.7 million for the three months ended March 31, 2018. The decrease was due to the following:

•LoyaltyOne. Revenue decreased $22.5 million, or 10%, to $203.8 million for the three months ended March 31, 2019, impacted by the decline in both the Euro and the Canadian dollar relative to the U.S. dollar, which resulted in a $13.9 million decrease in revenue, as well as the 8% decline in AIR MILES reward miles redeemed. In local currency, revenue from our short-term loyalty programs increased 3% due to an increase in the number of active programs in market.

•Card Services.  Revenue decreased $24.8 million, or 2%, to $1,130.4 million for the three months ended March 31, 2019, driven by a $19.0 million decrease in merchant fees as a result of increased payments associated with new clients, and an $8.2 million decrease in finance charges, net as a result of an approximate 40 basis point decrease in finance charge yield due to a decline in late fees.

Adjusted EBITDA, net.  Adjusted EBITDA, net decreased $30.5 million, or 9%, to $316.5 million for the three months ended March 31, 2019 from $347.0 million for the three months ended March 31, 2018. The net decrease was due to the following:

•LoyaltyOne.  Adjusted EBITDA, net increased $1.2 million, or 2%, to $55.1 million for the three months ended March 31, 2019, resulting from a favorable revenue mix and lower operating costs. BrandLoyalty restructuring costs of $7.9 million during the three months ended March 31, 2019 were excluded from adjusted EBITDA, net.

•Card Services.  Adjusted EBITDA, net decreased $23.7 million, or 7%, to $294.9 million for the three months ended March 31, 2019.  Adjusted EBITDA, net was negatively impacted by an increase in funding costs, a decrease in finance charges, net and a decrease in gross yields.

•Corporate/Other.  Adjusted EBITDA, net decreased $8.0 million to a loss of $33.5 million for the three months ended March 31, 2019 due to higher payroll and benefit costs.

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

Index

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	March 31,	% of	December 31,	% of
	2019	Total	2018	Total
	(in millions, except percentages)
Receivables outstanding - principal	$15,938.7	100.0%	$16,869.9	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	244.2	1.5%	303.2	1.8%
61 to 90 days	185.1	1.2	207.9	1.3
91 or more days	407.4	2.5	443.4	2.6
Total	$836.7	5.2%	$954.5	5.7%

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

	Three Months Ended
	March 31,
	2019	2018
	(in millions, except percentages)
Average credit card and loan receivables	$16,850.2	$17,722.4
Net charge-offs of principal receivables	269.3	296.1
Net charge-offs as a percentage of average credit card and loan receivables	6.4%	6.7%

See Note 6, “Credit Card and Loan Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Our primary sources of liquidity include cash generated from operating activities, our credit agreements and issuances of debt or equity securities, our credit card securitization program and deposits issued by Comenity Bank and Comenity Capital Bank. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources. In April 2019, Comenity Capital Bank launched a consumer retail deposit platform, Comenity Direct™, to the public.

Index

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Comenity Bank and Comenity Capital Bank are considered well capitalized. The actual capital ratios and minimum ratios as of March 31, 2019 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	13.2%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	16.3	4.5	6.5
Tier 1 capital to risk-weighted assets	16.3	6.0	8.0
Total capital to risk-weighted assets	17.6	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	13.4%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	15.6	4.5	6.5
Tier 1 capital to risk-weighted assets	15.6	6.0	8.0
Total capital to risk-weighted assets	16.9	8.0	10.0

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

Effective April 12, 2019, the Company entered into a definitive agreement to sell its Epsilon business to Publicis Groupe, S.A. for $4.4 billion in cash, subject to certain adjustments specified therein. Net cash proceeds are expected to be used for the repayment of corporate debt and to repurchase shares of our common stock. The transaction is expected to close in the third quarter of 2019, subject to satisfaction of customary closing conditions and receipt of regulatory approvals.

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $610.8 million and $649.9 million for the three months ended March 31, 2019 and 2018, respectively. The year-over-year decrease in operating cash flows of $39.1 million was primarily due to a decrease in profitability, offset in part by an increase in cash provided by working capital.

Investing Activities.  Cash provided by investing activities was $717.5 million and $392.9 million for the three months ended March 31, 2019 and 2018, respectively. Significant components of investing activities are as follows:

•

Credit card and loan receivables. Cash increased $758.2 million and $470.5 million for the three months ended March 31, 2019 and 2018, respectively, due to seasonal paydown of credit card and loan receivables.

•	Capital expenditures. Cash paid for capital expenditures was $38.7 million and $44.7 million for the three months ended March 31, 2019 and 2018, respectively.

Index

Financing Activities. Cash used in financing activities was $1,483.0 million and $1,213.8 million for the three months ended March 31, 2019, and 2018, respectively. Significant components of financing activities are as follows:

•

Debt. Cash increased $174.2 million in net borrowings for the three months ended March 31, 2019, primarily due to the net borrowings under the revolving line of credit. Cash decreased $21.5 million for the three months ended March 31, 2018, primarily due to net repayments under the revolving line of credit.

•

Non-recourse borrowings of consolidated securitization entities. Cash decreased $875.3 million and $685.0 million for the three months ended March 31, 2019 and 2018, respectively, due to net repayments and maturities under the asset-backed term notes and conduit facilities.

•	Deposits. Cash decreased $502.6 million and $448.4 million for the three months ended March 31, 2019 and 2018, respectively, as a result of net repayments of deposits due to timing of maturities.
•	Dividends. Cash paid for quarterly dividends and dividend equivalents was $33.9 million and $31.7 million for the three months ended March 31, 2019 and 2018, respectively.
•

Treasury shares. Cash paid for treasury shares was $222.8 million for the three months ended March 31, 2019. During the three months ended March 31, 2018, we did not repurchase any shares of our common stock.

Debt

Long-term and Other Debt

As of March 31, 2019, we had $945.0 million outstanding under our revolving line of credit and total availability of $627.4 million. Our total leverage ratio, as defined in our credit agreement, was 2.4 to 1 at March 31, 2019, as compared to the maximum covenant ratio of 3.5 to 1.

As of March 31, 2019, we were in compliance with our debt covenants.

On April 30, 2019, we amended our credit agreement to provide that, upon consummation of the sale of Epsilon, the maturity date of the credit agreement will be reduced by one year from June 14, 2022 to June 14, 2021, a mandatory payment of $500 million of the revolving credit facility will be required, the aggregate revolving credit commitments will be reduced in the same amount (to $1,072.4 million), all of our outstanding senior notes will be required to be redeemed, net proceeds from future asset sales in excess of $50 million must be applied to repayment of the credit agreement and certain other minor amendments.

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of March 31, 2019, we had $3.0 billion in money market deposits outstanding with interest rates ranging from 1.90% to 3.50%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

As of March 31, 2019, we had $8.3 billion in certificates of deposit outstanding with interest rates ranging from 1.28% to 4.00% and maturities ranging from April 2019 to March 2024. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

Index

In February 2019, Master Trust I issued $562.5 million of Series 2019-A asset-backed term notes, which mature in February 2022. The offering consisted of $500.0 million of Class A notes with a fixed interest rate of 3.14% per year, $37.2 million of Class M notes with a fixed interest rate of 3.61% per year and $25.3 million of notes that were retained by us and eliminated from the unaudited condensed consolidated balance sheets.

In March 2019, $550.0 million of Series 2012-A asset-backed term notes, $137.5 million of which were retained by us and eliminated from the unaudited condensed consolidated balance sheets, matured and were repaid.

As of March 31, 2019, the WFN Trusts and the WFC Trust had approximately $12.6 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

At March 31, 2019, we had $6.8 billion of non-recourse borrowings of consolidated securitization entities, of which $2.2 billion is due within the next 12 months. As of March 31, 2019, total capacity under the conduit facilities was $4.5 billion, of which $1.8 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

The following table shows the maturities of borrowing commitments as of March 31, 2019 for the WFN Trusts and the WFC Trust by year:

	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Term notes	$1,161.5	$1,467.2	$1,852.1	$537.2	$—	$5,018.0
Conduit facilities (1)	1,975.0	2,480.0	—	—	—	4,455.0
Total (2)	$3,136.5	$3,947.2	$1,852.1	$537.2	$—	$9,473.0

(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.3 billion of debt issued by the credit card securitization trusts that was retained by us and eliminated in the unaudited condensed consolidated financial statements.

See Note 12, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Stock Repurchase Programs

We had an authorized stock repurchase program to acquire up to $500.0 million of our outstanding common stock from August 1, 2018 through July 31, 2019. At December 31, 2018 we had $222.8 million remaining under the stock repurchase program. For the three months ended March 31, 2019, we acquired a total of 1.3 million shares of our common stock for $222.8 million. At March 31, 2019, we did not have any amounts remaining under our authorization.

Dividends

On February 7, 2019, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock to stockholders of record at the close of business on February 21, 2019, resulting in a dividend payment of $33.4 million on March 19, 2019. Additionally, we paid $0.5 million in cash related to dividend equivalent rights for the three months ended March 31, 2019.

On April 25, 2019, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock and $6.30 per share on our Series A Non-Voting Convertible Preferred Stock, each to stockholders of record at the close of business on May 14, 2019 and payable on June 18, 2019.

Index

Critical Accounting Policies and Estimates

With the exception of the adoption of ASC 842, there have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2018. See “Recently Adopted Accounting Standards” under Note 1, “Summary of Significant Accounting Policies,” of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the adoption of ASC 842 on January 1, 2019.

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

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2018 related to our exposure to market risk from interest rate risk, credit risk, and foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019 (the end of our first fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our first quarter 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1.    Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.    Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2019:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2019:
January 1-31	274,083	$176.22	267,856	$175.5
February 1-28	708,657	172.68	702,893	54.1
March 1-31	322,710	170.04	318,415	—
Total	1,305,450	$172.77	1,289,164	$—

(1)

During the period represented by the table, 16,286 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

(2)

In 2018, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from August 1, 2018 through July 31, 2019. At December 31, 2018 we had $222.8 million remaining under the stock repurchase program. At March 31, 2019 we did not have any amounts remaining under our authorization. Our authorization is subject to any restrictions pursuant to the terms of our credit agreements, senior note indentures, and applicable securities laws or otherwise.

On April 25, 2019, we entered into an exchange agreement with ValueAct Holdings, L.P. pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of our common stock for an aggregate of 150,000 shares of Series A Non-Voting Convertible Preferred Stock. The issuance to ValueAct of the shares of Series A Non-Voting Convertible Preferred Stock was, and the issuance of the shares of common stock issuable upon conversion of the Series A Non-Voting Convertible Preferred Stock will be, made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Index

Item 5.    Other Information.

(a)  In April 2019, the Board of Directors designated 300,000 shares of our authorized and unissued preferred stock as Series A Non-Voting Convertible Preferred Stock and we filed with the Delaware Secretary of State a Certificate of Designations of Series A Non-Voting Convertible Preferred Stock to create the new Series A Non-Voting Convertible Preferred Stock, authorized 300,000 shares and designated the preferences, rights and limitations of the Series A Non-Voting Convertible Preferred Stock. Each share of Series A Non-Voting Convertible Preferred Stock will initially be convertible into ten shares of common stock (subject to adjustment and the other terms described in the Certificate of Designations) at the holder’s election or upon our written request, provided that upon such conversion the holder, together with its affiliates, will not own or control in the aggregate more than 9.9% of our outstanding common stock (or any class of our voting securities). Shares of Series A Non-Voting Convertible Preferred Stock will also be subject to automatic conversion if a holder transfers such shares pursuant to a transfer (a) to us, (b) in a widespread public distribution of common stock or Series A Non-Voting Convertible Preferred Stock, (c) in which no one transferee (or group of associated transferees) would receive 2% or more of any class of our voting securities then outstanding (including pursuant to a related series of such transfers), or (d) to a transferee that would control more than 50% of our voting securities (not including voting securities such person is acquiring from the transferor). Upon such a transaction, the transferred shares of Series A Non-Voting Convertible Preferred Stock will automatically be converted into shares of common stock on a ten-for-one basis (subject to adjustment as described in the Certificate of Designations).

The shares of Series A Non-Voting Convertible Preferred Stock have no voting rights, except as otherwise required by the General Corporation Law of the State of Delaware. The Series A Non-Voting Convertible Preferred Stock will, with respect to rights upon liquidation, winding up and dissolution, rank (i) subordinate and junior in right of payment to all our other securities that, by their respective terms, are senior to the Series A Non-Voting Convertible Preferred Stock, and (ii) pari passu with the common stock.

On April 30, 2019, we amended our credit agreement to provide that, upon consummation of the sale of Epsilon, the maturity date of the credit agreement will be reduced by one year from June 14, 2022 to June 14, 2021, a mandatory payment of $500 million of the revolving credit facility will be required, the aggregate revolving credit commitments will be reduced in the same amount (to $1,072.4 million), all of our outstanding senior notes will be required to be redeemed, net proceeds from future asset sales in excess of $50 million must be applied to repayment of the credit agreement and certain other minor amendments.

(b) None.

Index

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

#2.1	(a)	Securities Purchase Agreement, dated as of April 12, 2019, by and among Alliance Data Systems Corporation, the other sellers party thereto, Publicis Groupe, S.A. and certain subsidiaries thereof.	8-K	2.1	4/15/19

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.3	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

+10.1	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2019 grant EBT).	8-K	10.1	2/20/19

+10.2	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2019 grant rTSR). 3	8-K	10.2	2/20/19

10.3	(b) (c) (d)	Series 2019-A Indenture Supplement, dated as of February 20, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	2/21/19

10.4	(a)	Fifth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 1, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.112	2/26/19

10.5	(b) (c) (d)	Third Amended and Restated Service Agreement, dated as of April 23, 2019, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/23/19

10.6	(a)	Exchange Agreement, dated as of April 25, 2019, by and between the Registrant and ValueAct Holdings, L.P.	8-K	10.1	4/29/19

*10.7	(a)

Third Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2019, by and among Registrant, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.

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

*Filed herewith

+Management contract, compensatory plan or arrangement

#Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Alliance Data hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

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

Date: May 6, 2019
	By:	/s/ CHARLES L. HORN
Charles L. Horn
Executive Vice President and Chief Financial Officer

Date: May 6, 2019