Form 10-Q
period 2019-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2019-08-06
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-15749

ALLIANCE DATA SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1429215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3075 Loyalty Circle

Columbus, Ohio 43219

(Address of principal executive office, including zip code)

(614) 729-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑     No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ◻
Non-accelerated filer ◻	Emerging growth company ☐
Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	ADS	New York Stock Exchange

As of July 24, 2019, 51,097,609 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$4,026.8	$3,817.4
Accounts receivable, net, less allowance for doubtful accounts ($0.4 and $0.4 at June 30, 2019 and December 31, 2018, respectively)	427.1	404.0
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	12,496.9	13,418.3
Other credit card and loan receivables	5,117.6	4,436.7
Total credit card and loan receivables	17,614.5	17,855.0
Allowance for loan loss	(1,010.9)	(1,038.3)
Credit card and loan receivables, net	16,603.6	16,816.7
Credit card receivables held for sale	1,834.3	1,951.6
Inventories, net	243.9	248.0
Other current assets	279.9	293.2
Redemption settlement assets, restricted	594.0	558.6
Current assets of discontinued operations	4,264.3	622.2
Total current assets	28,273.9	24,711.7
Property and equipment, net	285.3	288.2
Right of use assets - operating	268.4	—
Deferred tax asset, net	45.4	44.0
Intangible assets, net	195.8	217.4
Goodwill	960.3	954.8
Other non-current assets	710.6	636.4
Long-term assets of discontinued operations	—	3,535.2
Total assets	$30,739.7	$30,387.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$504.5	$486.2
Accrued expenses	370.4	322.2
Current operating lease liabilities	22.7	—
Current portion of deposits	6,777.4	6,537.7
Current portion of non-recourse borrowings of consolidated securitization entities	1,170.8	2,717.6
Current portion of long-term and other debt	310.5	138.9
Other current liabilities	307.3	291.8
Deferred revenue	791.7	766.1
Current liabilities of discontinued operations	351.4	223.5
Total current liabilities	10,606.7	11,484.0
Deferred revenue	111.0	109.2
Deferred tax liability, net	217.7	256.5
Long-term operating lease liabilities	296.1	—
Deposits	5,757.3	5,256.0
Non-recourse borrowings of consolidated securitization entities	5,556.2	4,934.1
Long-term and other debt	5,515.1	5,586.5
Other liabilities	287.9	392.4
Long-term liabilities of discontinued operations	—	36.9
Total liabilities	28,348.0	28,055.6
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 113.3 shares and 113.0 shares at June 30, 2019 and December 31, 2018, respectively	1.1	1.1
Series A Non-Voting Convertible Preferred Stock, $0.01 par value; authorized, 0.3 shares; issued, 0.2 shares and 0.0 shares at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	3,259.6	3,172.4
Treasury stock, at cost, 62.4 shares and 59.6 shares at June 30, 2019 and December 31, 2018, respectively	(5,980.6)	(5,715.7)
Retained earnings	5,233.3	5,012.4
Accumulated other comprehensive loss	(121.7)	(138.1)
Total stockholders’ equity	2,391.7	2,332.1
Total liabilities and stockholders' equity	$30,739.7	$30,387.7

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Revenues
Services	$66.4	$102.8	$139.7	$195.4
Redemption, net	153.7	147.5	265.5	279.4
Finance charges, net	1,128.4	1,146.9	2,277.5	2,304.1
Total revenue	1,348.5	1,397.2	2,682.7	2,778.9
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	654.8	593.6	1,295.3	1,185.2
Provision for loan loss	257.3	311.9	509.5	649.6
General and administrative	57.3	46.4	95.5	77.8
Depreciation and other amortization	19.3	19.8	39.9	39.1
Amortization of purchased intangibles	22.5	28.8	48.3	58.3
Total operating expenses	1,011.2	1,000.5	1,988.5	2,010.0
Operating income	337.3	396.7	694.2	768.9
Interest expense
Securitization funding costs	51.6	55.2	108.8	107.3
Interest expense on deposits	53.2	36.8	102.0	72.3
Interest expense on long-term and other debt, net	38.7	41.6	76.6	81.1
Total interest expense, net	143.5	133.6	287.4	260.7
Income from continuing operations before income taxes	193.8	263.1	406.8	508.2
Provision for income taxes	51.4	39.3	86.1	104.5
Income from continuing operations	$142.4	$223.8	$320.7	$403.7
Loss from discontinued operations, net of taxes	(3.4)	(6.0)	(32.6)	(21.9)
Net income	$139.0	$217.8	$288.1	$381.8

Basic income (loss) per share (Note 3):
Income from continuing operations	$2.72	$4.05	$6.08	$7.30
Loss from discontinued operations	$(0.07)	$(0.11)	$(0.62)	$(0.40)
Net income per share	$2.65	$3.94	$5.46	$6.90

Diluted income (loss) per share (Note 3):
Income from continuing operations	$2.71	$4.04	$6.07	$7.27
Loss from discontinued operations	$(0.07)	$(0.11)	$(0.62)	$(0.40)
Net income per share	$2.64	$3.93	$5.45	$6.87

Weighted average shares (Note 3):
Basic	51.3	55.2	52.1	55.3
Diluted	52.6	55.4	52.9	55.5

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Net income	$139.0	$217.8	$288.1	$381.8

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	6.2	(2.3)	16.2	(5.3)
Tax (expense) benefit	(0.8)	0.3	(1.8)	1.3
Unrealized gain (loss) on securities available-for-sale, net of tax	5.4	(2.0)	14.4	(4.0)

Unrealized (loss) gain on cash flow hedges	(0.1)	1.8	(0.2)	1.7
Tax expense	—	(0.4)	—	(0.4)
Unrealized (loss) gain on cash flow hedges, net of tax	(0.1)	1.4	(0.2)	1.3

Unrealized (loss) gain on net investment hedge	(9.6)	40.8	6.5	25.4
Tax benefit (expense)	2.3	(9.8)	(1.6)	(6.1)
Unrealized (loss) gain on net investment hedge, net of tax	(7.3)	31.0	4.9	19.3

Foreign currency translation adjustments	8.2	(30.3)	(2.7)	(12.8)

Other comprehensive income, net of tax	6.2	0.1	16.4	3.8

Total comprehensive income, net of tax	$145.2	$217.9	$304.5	$385.6

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2019	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(in millions)
Balance at April 1, 2019	113.2	$1.1	—	$—	$3,177.0	$(5,938.5)	$5,127.8	$(127.9)	$2,239.5
Net income	—	—	—	—	—	—	139.0	—	139.0
Other comprehensive income	—	—	—	—	—	—	—	6.2	6.2
Stock-based compensation	—	—	—	—	31.2	—	—	—	31.2
Issuance of preferred stock	—	—	0.2	—	42.1	(42.1)	—	—	—
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	—	—	(33.5)	—	(33.5)
Other	0.1	—	—	—	9.3	—	—	—	9.3
Balance at June 30, 2019	113.3	$1.1	0.2	$—	$3,259.6	$(5,980.6)	$5,233.3	$(121.7)	$2,391.7

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2018	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(in millions)
Balance at April 1, 2018	112.9	$1.1	—	$—	$3,101.7	$(5,272.5)	$4,307.6	$(136.5)	$2,001.4
Net income	—	—	—	—	—	—	217.8	—	217.8
Other comprehensive income	—	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	—	—	21.8	—	—	—	21.8
Repurchases of common stock	—	—	—	—	—	(99.2)	—	—	(99.2)
Dividends and dividend equivalent rights declared ($0.57 per common share)	—	—	—	—	—	—	(31.8)	—	(31.8)
Other	—	—	—	—	9.2	—	—	—	9.2
Balance at June 30, 2018	112.9	$1.1	—	$—	$3,132.7	$(5,371.7)	$4,493.6	$(136.4)	$2,119.3

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (CONTINUED)

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2019	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(in millions)
Balance at December 31, 2018	113.0	$1.1	—	$—	$3,172.4	$(5,715.7)	$5,012.4	$(138.1)	$2,332.1
Net income	—	—	—	—	—	—	288.1	—	288.1
Other comprehensive income	—	—	—	—	—	—	—	16.4	16.4
Stock-based compensation	—	—	—	—	51.3	—	—	—	51.3
Issuance of preferred stock	—	—	0.2	—	42.1	(42.1)	—	—	—
Repurchases of common stock	—	—	—	—	—	(222.8)	—	—	(222.8)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	—	—	(67.2)	—	(67.2)
Other	0.3	—	—	—	(6.2)	—	—	—	(6.2)
Balance at June 30, 2019	113.3	$1.1	0.2	$—	$3,259.6	$(5,980.6)	$5,233.3	$(121.7)	$2,391.7

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2018	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(in millions)
Balance at December 31, 2017	112.8	$1.1	—	$—	$3,099.8	$(5,272.5)	$4,167.1	$(140.2)	$1,855.3
Net income	—	—	—	—	—	—	381.8	—	381.8
Other comprehensive income	—	—	—	—	—	—		3.8	3.8
Stock-based compensation	—	—	—	—	46.3	—	—	—	46.3
Repurchases of common stock	—	—	—	—	—	(99.2)	—	—	(99.2)
Dividends and dividend equivalent rights declared ($0.57 per common share)	—	—	—	—	—	—	(63.4)	—	(63.4)
Cumulative effect adjustment to retained earnings in accordance with ASC 606	—	—	—	—	—	—	9.6	—	9.6
Cumulative effect adjustment to retained earnings in accordance with ASU 2016-01	—	—	—	—	—	—	(1.5)	—	(1.5)
Other	0.1	—	—	—	(13.4)	—	—	—	(13.4)
Balance at June 30, 2018	112.9	$1.1	—	$—	$3,132.7	$(5,371.7)	$4,493.6	$(136.4)	$2,119.3

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2019	2018
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288.1	$381.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161.5	243.7
Deferred income taxes	(47.6)	(82.0)
Provision for loan loss	509.5	649.6
Non-cash stock compensation	51.3	46.3
Amortization of deferred financing costs	22.1	25.5
Change in deferred revenue	(8.9)	(26.0)
Change in other operating assets and liabilities	(29.4)	(61.1)
Originations of credit card and loan receivables held for sale	—	(4,743.4)
Sales of credit card and loan receivables held for sale	—	4,791.9
Other	143.1	95.5
Net cash provided by operating activities	1,089.7	1,321.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(2.0)	(39.7)
Change in credit card and loan receivables	(20.9)	(121.2)
Purchase of credit card portfolios	(936.5)	—
Proceeds from sale of credit card portfolios	539.3	55.6
Payments for acquired businesses, net of cash	(6.7)	—
Capital expenditures	(92.2)	(98.5)
Purchases of other investments	(13.0)	(50.1)
Maturities/sales of other investments	11.2	10.6
Other	6.5	7.1
Net cash used in investing activities	(514.3)	(236.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	2,077.3	2,399.1
Repayments of borrowings	(1,974.8)	(2,678.5)
Non-recourse borrowings of consolidated securitization entities	2,193.3	1,475.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(3,117.2)	(2,510.0)
Net increase (decrease) in deposits	742.8	(373.2)
Payment of deferred financing costs	(18.8)	(7.8)
Dividends paid	(67.0)	(63.3)
Purchase of treasury shares	(222.8)	(94.5)
Other	(9.4)	(15.8)
Net cash used in financing activities	(396.6)	(1,869.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8.2	(4.1)
Change in cash, cash equivalents and restricted cash	187.0	(787.5)
Cash, cash equivalents and restricted cash at beginning of period	3,967.7	4,314.7
Cash, cash equivalents and restricted cash at end of period	$4,154.7	$3,527.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$323.6	$347.5
Income taxes paid, net	$139.7	$120.6

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its consolidated subsidiaries and variable interest entities (“VIEs”), the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019, as well as the consolidated financial statements and the notes thereto included in the Company’s Form 8-K, filed with the SEC on July 17, 2019, to reflect the presentation of its Epsilon® segment as a discontinued operation.

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

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP. The Company’s unaudited condensed consolidated financial statements have been presented with its Epsilon segment as a discontinued operation. See Note 5, “Discontinued Operations,” for more information. Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2019, the Company prepared and filed a Form 8-K on July 17, 2019, which included the Company’s Annual Report on Form 10-K that was recast to reflect the presentation of Epsilon as a discontinued operation in all periods presented. Through that process, the Company determined that certain income tax liabilities classified within the Epsilon segment should be continuing obligations of the Company. As such, for the balance sheet as of December 31, 2018 included in this Form 10-Q for the period ended June 30, 2019, the Company reclassified $45.3 million of liabilities from discontinued operations to accrued expenses and other liabilities of $42.9 million and $2.4 million, respectively, from the amounts in the December 31, 2018 condensed consolidated balance sheet included in the Form 10-Q for the period ended March 31, 2019.

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

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 expanded and refined the hedge accounting model for both financial and non-financial risk components, aligned the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and made certain targeted improvements to simplify the application of hedge accounting guidance related to the assessment of hedge effectiveness. The Company’s adoption of this standard on January 1, 2019 did not have a material impact on its consolidated financial statements.

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

2. REVENUE

As discussed in Note 5, “Discontinued Operations,” in the first quarter of 2019 the Company’s Epsilon segment has been classified as a discontinued operation. As such, beginning with the first quarter of 2019, the Company’s products and services are reported under two segments—LoyaltyOne® and Card Services, as shown below.

The following tables present revenue disaggregated by major source:

			Corporate/
Three Months Ended June 30, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$71.4	$—	$—	$71.4
Short-term loyalty programs	153.1	—	—	153.1
Servicing fees, net	—	(31.5)	—	(31.5)
Other	23.9	—	0.1	24.0
Revenue from contracts with customers	$248.4	$(31.5)	$0.1	$217.0

Finance charges, net	—	1,128.4	—	1,128.4
Investment income	3.1	—	—	3.1
Total	$251.5	$1,096.9	$0.1	$1,348.5

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Three Months Ended June 30, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$92.5	$—	$—	$92.5
Short-term loyalty programs	130.3	—	—	130.3
Servicing fees, net	—	1.6	—	1.6
Other	22.9	—	0.1	23.0
Revenue from contracts with customers	$245.7	$1.6	$0.1	$247.4

Finance charges, net	—	1,146.9	—	1,146.9
Investment income	2.9	—	—	2.9
Total	$248.6	$1,148.5	$0.1	$1,397.2

			Corporate/
Six Months Ended June 30, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$142.8	$—	$—	$142.8
Short-term loyalty programs	262.7	—	—	262.7
Servicing fees, net	—	(50.2)	—	(50.2)
Other	43.7	—	0.1	43.8
Revenue from contracts with customers	$449.2	$(50.2)	$0.1	$399.1

Finance charges, net	—	2,277.5	—	2,277.5
Investment income	6.1	—	—	6.1
Total	$455.3	$2,227.3	$0.1	$2,682.7

			Corporate/
Six Months Ended June 30, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$182.4	$—	$—	$182.4
Short-term loyalty programs	244.4	—	—	244.4
Servicing fees, net	—	(0.4)	—	(0.4)
Other	42.5	—	0.3	42.8
Revenue from contracts with customers	$469.3	$(0.4)	$0.3	$469.2

Finance charges, net	—	2,304.1	—	2,304.1
Investment income	5.6	—	—	5.6
Total	$474.9	$2,303.7	$0.3	$2,778.9

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables present revenue disaggregated by geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

			Corporate/
Three Months Ended June 30, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$9.5	$1,096.9	$0.1	$1,106.5
Canada	85.4	—	—	85.4
Europe, Middle East and Africa	117.6	—	—	117.6
Asia Pacific	24.2	—	—	24.2
Other	14.8	—	—	14.8
Total	$251.5	$1,096.9	$0.1	$1,348.5

			Corporate/
Three Months Ended June 30, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$6.3	$1,148.5	$0.1	$1,154.9
Canada	105.4	—	—	105.4
Europe, Middle East and Africa	91.1	—	—	91.1
Asia Pacific	28.9	—	—	28.9
Other	16.9	—	—	16.9
Total	$248.6	$1,148.5	$0.1	$1,397.2

			Corporate/
Six Months Ended June 30, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$15.9	$2,227.3	$0.1	$2,243.3
Canada	174.4	—	—	174.4
Europe, Middle East and Africa	199.0	—	—	199.0
Asia Pacific	41.7	—	—	41.7
Other	24.3	—	—	24.3
Total	$455.3	$2,227.3	$0.1	$2,682.7

			Corporate/
Six Months Ended June 30, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$12.0	$2,303.7	$0.3	$2,316.0
Canada	211.0	—	—	211.0
Europe, Middle East and Africa	188.1	—	—	188.1
Asia Pacific	45.5	—	—	45.5
Other	18.3	—	—	18.3
Total	$474.9	$2,303.7	$0.3	$2,778.9

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Contract Liabilities

The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES® reward mile and the reward products for its short-term loyalty programs.

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(in millions)
Balance at January 1, 2019	$248.0	$627.3	$875.3
Cash proceeds	90.0	147.2	237.2
Revenue recognized (1)	(96.6)	(150.0)	(246.6)
Other	—	0.4	0.4
Effects of foreign currency translation	10.2	26.2	36.4
Balance at June 30, 2019	$251.6	$651.1	$902.7
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$140.6	$651.1	$791.7
Deferred revenue (non-current)	$111.0	$—	$111.0
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $84.0 million in 2019, $101.4 million in 2020, $55.0 million in 2021, and $11.2 million in 2022.

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2019 was $110.2 million and the closing balance as of June 30, 2019 was $103.8 million, with the change due to revenue recognized of approximately $235.0 million during the six months ended June 30, 2019, offset in part by cash payments received in advance of program performance.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Basic income per share:
Numerator:
Income from continuing operations	$142.4	$223.8	$320.7	$403.7
Less: Dividends declared on preferred stock	0.9	—	0.9	—
Less: Allocation of undistributed earnings	2.4	—	2.7	—
Income from continuing operations - basic	139.1	223.8	317.1	403.7
Loss from discontinued operations, net of tax	(3.4)	(6.0)	(32.6)	(21.9)
Net income - basic	$135.7	$217.8	$284.5	$381.8

Denominator:
Weighted average shares, basic	51.3	55.2	52.1	55.3

Basic income (loss) attributable to common stockholders per share:
Income from continuing operations	$2.72	$4.05	$6.08	$7.30
Loss from discontinued operations	$(0.07)	$(0.11)	$(0.62)	$(0.40)
Net income per share	$2.65	$3.94	$5.46	$6.90

Diluted income per share (1):
Numerator:
Income from continuing operations	$142.4	$223.8	$320.7	$403.7
Loss from discontinued operations, net of tax	(3.4)	(6.0)	(32.6)	(21.9)
Net income	$139.0	$217.8	$288.1	$381.8

Denominator:
Weighted average shares, basic	51.3	55.2	52.1	55.3
Weighted average effect of dilutive securities:
Shares from assumed conversion of preferred stock	1.1	—	0.6	—
Net effect of dilutive stock options and unvested restricted stock (2)	0.2	0.2	0.2	0.2
Denominator for diluted calculation	52.6	55.4	52.9	55.5

Diluted income (loss) attributable to common stockholders per share:
Income from continuing operations	$2.71	$4.04	$6.07	$7.27
Loss from discontinued operations	$(0.07)	$(0.11)	$(0.62)	$(0.40)
Net income per share	$2.64	$3.93	$5.45	$6.87
(1)	Computed using the if-converted method, as the result was more dilutive.
(2)	For the three and six months ended June 30, 2019, 0.2 million and 0.3 million of restricted stock units, respectively, were excluded from the calculation of weighted average dilutive common shares as the effect would have been anti-dilutive. For the three and six months ended June 30, 2018, excluded amounts were de minimis.

On April 25, 2019, the Company entered into an exchange agreement with ValueAct Holdings, L.P. pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of the Company’s common stock for an aggregate of 150,000 shares of Series A Non-Voting Convertible Preferred Stock. See Note 15, “Stockholders’ Equity,” for more information. During the periods that included the Company’s preferred stock, basic and diluted earnings per share (“EPS”) were computed using the two-class method, which is an earnings allocation that determines EPS for each class of

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

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

5. DISCONTINUED OPERATIONS

Effective April 12, 2019, the Company entered into a definitive agreement to sell its Epsilon business to Publicis Groupe, S.A. for $4.4 billion in cash, subject to certain adjustments specified therein. Beginning in the first quarter of 2019, Epsilon met the criteria set forth in Accounting Standards Codification (“ASC”) 205-20, “Presentation of Financial Statements — Discontinued Operations,” and has been presented as a discontinued operation for all periods presented. The sale was completed on July 1, 2019.

At June 30, 2019, the assets and liabilities of discontinued operations are classified as current in the unaudited condensed consolidated balance sheets, as it was probable that the sale would occur and proceeds would be collected within one year. The following table presents a reconciliation of the assets and liabilities of discontinued operations to the unaudited condensed consolidated balance sheets for the periods presented:

	June 30,	December 31,
	2019	2018
	(in millions)
Assets:
Cash and cash equivalents	$42.2	$45.7
Accounts receivable, net	464.7	519.9
Other current assets	65.4	56.6
Property and equipment, net	325.6	306.9
Right of use assets - operating	170.8	—
Intangible assets, net	286.1	322.3
Goodwill	2,886.1	2,886.2
Other assets	23.4	19.8
Total assets of discontinued operations	$4,264.3	$4,157.4

Liabilities:
Accounts payable	$33.7	$72.2
Accrued expenses	64.6	98.8
Current operating lease liabilities	43.3	—
Other current liabilities	45.4	52.5
Long-term operating lease liabilities	154.7	—
Other liabilities	9.7	36.9
Total liabilities of discontinued operations	$351.4	$260.4

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the operating results of discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Revenue	$491.8	$514.2	$999.6	$1,023.6
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	465.5	417.3	908.9	848.1
Depreciation and other amortization	0.7	28.7	29.7	57.1
Amortization of purchased intangibles	—	44.6	43.5	89.2
Interest expense (1)	32.0	32.2	64.1	64.1
Loss before benefit from income taxes	(6.4)	(8.6)	(46.6)	(34.9)
Benefit from income taxes	(3.0)	(2.6)	(14.0)	(13.0)
Loss from discontinued operations, net of taxes	$(3.4)	$(6.0)	$(32.6)	$(21.9)
(1)	On April 30, 2019, the Company amended its credit agreement, which among other items, provided that upon consummation of the sale of Epsilon, a mandatory payment of $500.0 million of the revolving credit facility will be required and all of the Company’s outstanding senior notes will be required to be redeemed. As such, for the three and six months ended June 30, 2019, interest expense has been allocated to discontinued operations on the basis of the Company’s $500.0 million mandatory repayment of its revolving line of credit and $1.9 billion in senior notes outstanding.

In the first quarter of 2019, interest expense was allocated to discontinued operations on the basis of the corporate debt, $1.9 billion in senior notes, expected to be repaid as a result of the disposal transaction for the three months ended March 31, 2019 and 2018.

Following the sale of Epsilon, Card Services has continued its existing contractual relationships with Epsilon for digital marketing services.

Depreciation and amortization and capital expenditures from discontinued operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Depreciation and amortization	$0.7	$73.3	$73.2	$146.3
Capital expenditures	$49.0	$42.9	$55.8	$54.0

6. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	June 30,	December 31,
	2019	2018
	(in millions)
Principal receivables	$16,670.2	$16,869.9
Billed and accrued finance charges	889.5	898.3
Other	54.8	86.8
Total credit card and loan receivables	17,614.5	17,855.0
Less: Credit card receivables – restricted for securitization investors	12,496.9	13,418.3
Other credit card and loan receivables	$5,117.6	$4,436.7

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

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Balance at beginning of period	$1,021.1	$1,169.3	$1,038.3	$1,119.3
Provision for loan loss	257.3	311.9	509.5	649.6
Allowance associated with credit card receivables transferred to held for sale	—	(5.2)	—	(11.8)
Change in estimate for uncollectible unpaid interest and fees	(10.0)	(5.0)	(10.0)	10.0
Recoveries	56.7	48.8	116.5	80.1
Principal charge-offs	(314.2)	(330.8)	(643.4)	(658.2)
Balance at end of period	$1,010.9	$1,189.0	$1,010.9	$1,189.0

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $193.8 million and $182.0 million for the three months ended June 30, 2019 and 2018, respectively, and $412.6 million and $381.5 million for the six months ended June 30, 2019 and 2018, respectively.

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

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	June 30,	% of	December 31,	% of
	2019	Total	2018	Total
	(in millions, except percentages)
Receivables outstanding - principal	$16,670.2	100.0%	$16,869.9	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	290.4	1.7%	303.2	1.8%
61 to 90 days	202.7	1.2	207.9	1.3
91 or more days	376.5	2.3	443.4	2.6
Total	$869.6	5.2%	$954.5	5.7%

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

The Company had $288.8 million and $292.4 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $99.1 million and $101.3 million, respectively, as of June 30, 2019 and December 31, 2018. These modified credit card receivables represented less than 2% of the Company’s total credit card receivables as of both June 30, 2019 and December 31, 2018.

The average recorded investment in impaired credit card receivables was $290.5 million and $423.3 million for the three months ended June 30, 2019 and 2018, respectively, and $294.1 million and $359.8 million for the six months ended June 30, 2019 and 2018, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $6.0 million and $9.3 million for the three months ended June 30, 2019 and 2018, respectively, and $11.7 million and $15.3

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

million for the six months ended June 30, 2019 and 2018, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following table provides information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	58,210	$86.7	$86.6	128,504	$191.0	$190.7

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	70,236	$101.8	$101.6	350,308	$414.3	$413.8

The table below summarizes troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	29,439	$39.9	79,895	$105.3

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	174,835	$192.5	203,595	$227.5

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of June 30, 2019 and December 31, 2018, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:

	June 30, 2019
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(in millions, except percentages)
0-12 Months	5.9	26.3%	$3,987.2	23.9%
13-24 Months	3.8	16.7	2,705.6	16.2
25-36 Months	3.0	13.5	2,424.0	14.6
37-48 Months	2.0	9.1	1,703.7	10.2
49-60 Months	1.7	7.5	1,466.0	8.8
Over 60 Months	6.1	26.9	4,383.7	26.3
Total	22.5	100.0%	$16,670.2	100.0%

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

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company’s credit card and loan receivables by obligor credit quality as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
		Percentage of		Percentage of
	Total Principal	Principal	Total Principal	Principal
Probability of an Account Becoming 91 or More Days Past	Receivables	Receivables	Receivables	Receivables
Due or Becoming Charged-off (within the next 12 months)	Outstanding	Outstanding	Outstanding	Outstanding
	(in millions, except percentages)
No Score	$203.4	1.2%	$249.0	1.5%
27.1% and higher	1,398.3	8.4	1,394.0	8.2
17.1% - 27.0%	1,019.6	6.1	770.1	4.6
12.6% - 17.0%	1,046.2	6.3	1,047.6	6.2
3.7% - 12.5%	7,270.7	43.6	6,877.6	40.8
1.9% - 3.6%	2,860.7	17.2	3,060.7	18.1
Lower than 1.9%	2,871.3	17.2	3,470.9	20.6
Total	$16,670.2	100.0%	$16,869.9	100.0%

Transfer of Financial Assets

During 2018, the Company originated loan receivables under one previous client agreement, and after origination, these loan receivables were sold to the client at par value plus accrued interest. These transfers qualified for sale treatment as they met the conditions established in ASC 860-10, “Transfers and Servicing.” Following the sale, the client owned the loan receivables, assumed the risk of loss in the event of loan defaults and was responsible for all servicing functions related to the loan receivables. Effective July 2, 2018, the Company no longer originates loan receivables for this client. Originations and sales of these loan receivables held for sale were reflected as operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $1,834.3 million and $1,951.6 million as of June 30, 2019 and December 31, 2018, respectively.

In the second quarter of 2019, the Company sold four credit card portfolios for preliminary cash consideration of approximately $539.3 million, subject to customary sale price adjustments, and recognized approximately $1.8 million in net gains on the transactions.

Additionally, in the second quarter of 2019, the Company transferred one credit card portfolio totaling approximately $510.3 million into credit card receivables held for sale. The portfolio was transferred at cost, and such amount will be the measurement basis until the sale of the portfolio.

The Company recorded valuation adjustments, which are reflected in cost of operations expense, of $40.1 million and $14.2 million for the three months ended June 30, 2019 and 2018, respectively, and $100.0 million and $35.9 million for the six months ended June 30, 2019 and 2018, respectively, to reduce the value of certain portfolios within credit card receivables held for sale.

Portfolio Acquisitions

In June 2019, the Company acquired four credit card portfolios for preliminary purchase prices totaling approximately $936.5 million, subject to customary purchase price adjustments. Due to the timing of the acquisition, the Company’s purchase price allocation as it relates to the fair value of the credit card receivables, intangible assets and other assets and liabilities associated with the acquisition of the portfolios was not complete as of June 30, 2019.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore not reflected in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	June 30,	December 31,
	2019	2018
	(in millions)
Total credit card receivables – restricted for securitization investors	$12,496.9	$13,418.3
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$247.9	$301.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Net charge-offs of securitized principal	$224.6	$240.3	$464.1	$485.3

7. INVENTORIES, NET

Inventories, net of $243.9 million and $248.0 million at June 30, 2019 and December 31, 2018, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

8. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	June 30, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(in millions)
Marketable securities	$274.5	$1.7	$(0.8)	$275.4	$272.8	$0.1	$(6.5)	$266.4
U.S. Treasury bonds	25.0	—	—	25.0	25.0	—	(0.1)	24.9
Total	$299.5	$1.7	$(0.8)	$300.4	$297.8	$0.1	$(6.6)	$291.3

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Marketable securities	$7.8	$(0.1)	$121.8	$(0.7)	$129.6	$(0.8)
Total	$7.8	$(0.1)	$121.8	$(0.7)	$129.6	$(0.8)

	December 31, 2018
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Marketable securities	$57.3	$(0.5)	$164.0	$(6.0)	$221.3	$(6.5)
U.S. Treasury bonds	—	—	24.9	(0.1)	24.9	(0.1)
Total	$57.3	$(0.5)	$188.9	$(6.1)	$246.2	$(6.6)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at June 30, 2019 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in millions)
Due in one year or less	$55.4	$55.4
Due after one year through five years	1.9	1.9
Due after five years through ten years	—	—
Due after ten years	242.2	243.1
Total	$299.5	$300.4

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of June 30, 2019, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2019 and 2018.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	June 30, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(in millions)
Restricted cash	$45.9	$—	$—	$45.9	$43.9	$—	$—	$43.9
Mutual funds	24.9	—	—	24.9	23.2	—	—	23.2
Corporate bonds	520.4	3.9	(1.1)	523.2	497.5	0.1	(6.1)	491.5
Total	$591.2	$3.9	$(1.1)	$594.0	$564.6	$0.1	$(6.1)	$558.6

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Corporate bonds	$—	$—	$259.7	$(1.1)	$259.7	$(1.1)
Total	$—	$—	$259.7	$(1.1)	$259.7	$(1.1)

	December 31, 2018
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Corporate bonds	$31.2	$(0.1)	$414.4	$(6.0)	$445.6	$(6.1)
Total	$31.2	$(0.1)	$414.4	$(6.0)	$445.6	$(6.1)

The amortized cost and estimated fair value of the securities at June 30, 2019 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in millions)
Due in one year or less	$133.2	$133.1
Due after one year through five years	392.9	395.9
Due after five year through ten years	19.2	19.1
Total	$545.3	$548.1

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of June 30, 2019, the Company does not consider the investments to be other-than-temporarily impaired.

Realized gains and losses from the sale of investment securities for the three and six months ended June 30, 2019 and 2018 were de minimis.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10. LEASES

The Company has operating leases for general office properties, warehouses, data centers, call centers, automobiles and certain equipment. As of June 30, 2019, the Company’s leases have remaining lease terms of less than 1 year to 19 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in millions)
Operating lease cost	$10.4	$20.7
Short-term lease cost	0.6	1.2
Variable lease cost	1.7	3.6
Total	$12.7	$25.5

Other information related to leases was as follows:

June 30,
2019
Weighted-average remaining lease term (in years):
Operating leases	11.6
Weighted-average discount rate:
Operating leases	5.2%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.3	$25.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1.2	$9.8

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Maturities of the lease liabilities as of June 30, 2019 were as follows:

Operating
Year	Leases
(in millions)
2019 (excluding the six months ended June 30, 2019)	$17.6
2020	41.5
2021	39.2
2022	38.4
2023	36.9
Thereafter	262.0
Total undiscounted lease liabilities	435.6
Less: Amount representing interest	(116.8)
Total present value of minimum lease payments	$318.8

Amounts recognized in the June 30, 2019 consolidated balance sheet:
Current operating lease liabilities	$22.7
Long-term operating lease liabilities	296.1
Total	$318.8

11. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2019
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(in millions)
Finite Lived Assets
Customer contracts and lists	$329.7	$(259.1)	$70.6	7 years—straight line
Premium on purchased credit card portfolios	257.3	(140.6)	116.7	3-13 years—straight line
Collector database	53.5	(52.2)	1.3	5 years—straight line
Tradenames	32.3	(26.3)	6.0	8-15 years—straight line
	$672.8	$(478.2)	$194.6
Indefinite Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$674.0	$(478.2)	$195.8

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

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in millions)
2019 (excluding the six months ended June 30, 2019)	$45.4
2020	80.9
2021	21.4
2022	16.9
2023	13.1
Thereafter	16.9

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne	Card Services	Total
	(in millions)
Balance at December 31, 2018	$693.1	$261.7	$954.8
Goodwill acquired during the period	—	2.3	2.3
Effects of foreign currency translation	3.2	—	3.2
Balance at June 30, 2019	$696.3	$264.0	$960.3

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. DEBT

Debt consists of the following:

	June 30,	December 31,
Description	2019	2018	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$905.0	$740.0	June 2022	(1)
2017 term loans	2,900.0	2,938.1	June 2022	(1)
BrandLoyalty credit agreement	157.9	183.7	June 2020	(2)
Senior notes due 2021	500.0	500.0	November 2021	5.875%
Senior notes due 2022	600.0	600.0	August 2022	5.375%
Senior notes due 2022 (€400.0 million)	454.8	458.8	March 2022	4.500%
Senior notes due 2023 (€300.0 million)	341.1	344.1	November 2023	5.250%
Total long-term and other debt	5,858.8	5,764.7
Less: Unamortized debt issuance costs	33.2	39.3
Less: Current portion	310.5	138.9
Long-term portion	$5,515.1	$5,586.5

Deposits:
Certificates of deposit	$9,158.2	$8,395.1	Various – July 2019 – June 2024	1.28% to 4.00%
Money market deposits	3,404.1	3,424.3	Non-maturity	(3)
Total deposits	12,562.3	11,819.4
Less: Unamortized debt issuance costs	27.6	25.7
Less: Current portion	6,777.4	6,537.7
Long-term portion	$5,757.3	$5,256.0

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$5,009.5	$4,893.3	Various – Aug 2019 – June 2022	1.72% to 3.95%
Conduit asset-backed securities	1,730.0	2,770.0	Various – Sep 2020 – Apr 2021	(4)
Total non-recourse borrowings of consolidated securitization entities	6,739.5	7,663.3
Less: Unamortized debt issuance costs	12.5	11.6
Less: Current portion	1,170.8	2,717.6
Long-term portion	$5,556.2	$4,934.1
(1)	The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At June 30, 2019, the weighted average interest rate was 4.51% and 4.15% for the revolving line of credit and term loans, respectively.
(2)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At June 30, 2019, the weighted average interest rate was 1.25% and 1.65% for the BrandLoyalty revolving line of credit and term loans, respectively.
(3)	The interest rates are based on the Federal Funds rate plus an applicable margin. At June 30, 2019, the interest rates ranged from 1.90% to 3.50%.
(4)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At June 30, 2019, the interest rates ranged from 3.41% to 3.50%.

At June 30, 2019, the Company was in compliance with its financial covenants.

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

As of June 30, 2019, the Company’s credit agreement, as amended, provided for $3,052.6 million in term loans subject to certain principal repayments and a $1,572.4 million revolving line of credit, with $667.4 million total availability.

In July 2019, the Company made a mandatory payment of $500.0 million of the revolving credit facility, with the aggregate revolving credit commitments reduced to $1,072.4 million, and extinguished all of its senior notes, which had an outstanding balance of $1.9 billion. The Company expects to incur a loss from the extinguishment of debt of approximately $71.3 million, resulting from the redemption price of each of the notes of $49.1 million and the write-off of deferred issuance costs of $22.2 million.

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

In June 2019, Master Trust I issued $399.2 million of Series 2019-B asset-backed term notes, which mature in June 2022. The offering consisted of $350.0 million of Class A notes with a fixed interest rate of 2.49% per year, $31.2 million of Class M notes with a fixed interest rate of 3.04% per year and $18.0 million of notes that were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets.

In June 2019, $466.7 million of Series 2012-D asset-backed term notes, $77.0 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust.

In May 2019, the WFC Trust amended its 2009-VFN conduit facility, increasing the capacity from $1,975.0 million to $2,175.0 million and extending the maturity to April 2021.

As of June 30, 2019, total capacity under the conduit facilities was $4.7 billion, of which $1.7 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At June 30, 2019, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of June 30, 2019, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is 8 months.

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

The following tables present the fair values of the derivative instruments included within the Company’s unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(in millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$19.9	$0.1	Other current assets	July 2019 to February 2020
Foreign currency exchange hedges	$50.2	$0.8	Other current liabilities	July 2019 to January 2020

Not designated as hedging instruments:
Foreign currency exchange forward contract	$63.3	$0.5	Other current liabilities	July 2019

	December 31, 2018
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(in millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$5.2	$0.3	Other current assets	January 2019 to April 2019
Foreign currency exchange hedges	$20.3	$0.3	Other current liabilities	March 2019 to November 2019

Not designated as hedging instruments:
Foreign currency exchange forward contract	$61.6	$3.5	Other current assets	January 2019 to February 2019

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Derivatives Designated as Hedging Instruments

Losses of $0.1 million and $0.2 million, net of tax, were recognized in other comprehensive income for the three and six months ended June 30, 2019, respectively, related to foreign currency exchange hedges designated as effective. Gains of $1.4 million and $1.3 million, net of tax, were recognized in other comprehensive income for the three and six months ended June 30, 2018, respectively, related to foreign currency exchange hedges designated as effective.

Changes in the fair value of these hedges are recorded in other comprehensive income until the hedged transactions affect net income. Reclassifications from accumulated other comprehensive loss into net income (cost of operations) for each of the periods presented were not material. At June 30, 2019, $0.4 million is expected to be reclassified from accumulated other comprehensive loss into net income in the coming 12 months.

Derivatives Not Designated as Hedging Instruments

For the three and six months ended June 30, 2019, losses of $1.2 million and $2.4 million, respectively, related to foreign currency exchange forward contracts not designated as hedging instruments were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of income.

For the three and six months ended June 30, 2018, gains of $1.2 million and $8.2 million, respectively, related to foreign currency exchange forward contracts not designated as hedging instruments were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of income.

Net Investment Hedge

The Company designated its Euro-denominated 5.250% senior notes due 2023 (€300.0 million) and €340.0 million of its Euro-denominated 4.500% senior notes due 2022 (€400.0 million) as a net investment hedge of its investment in BrandLoyalty on an after-tax basis. The net investment hedge is intended to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar. The change in fair value of the net investment hedge due to remeasurement is recorded in other comprehensive income. For the three and six months ended June 30, 2019, losses of $7.3 million and gains of $4.9 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedge. For the three and six months ended June 30, 2018, gains of $31.0 million and $19.3 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedge. With the repayment of the Euro-denominated senior notes in July 2019, the net investment hedge will be discontinued, and the unamortized amount will remain in accumulated other comprehensive income (loss) until the Company’s investment in its foreign subsidiary is disposed of or substantially liquidated.

14. RESTRUCTURING CHARGES

In the first quarter of 2019, BrandLoyalty incurred $7.9 million in restructuring charges associated with the wind-down of Merison, a retail marketing division included in the LoyaltyOne segment. The restructuring charges consisted of inventory impairment charges of $3.4 million, contract termination costs of $2.1 million, fixed asset impairment charges of $1.2 million and severance charges of $1.2 million. These charges were recorded to cost of operations in the Company’s unaudited condensed consolidated statements of income. No charges were recorded in the second quarter, and these charges are not expected to continue.

Effective April 12, 2019, the Company entered into a definitive agreement to sell its Epsilon business to Publicis Groupe, S.A. for $4.4 billion in cash, subject to certain adjustments specified therein. Due to the sale of Epsilon, the Company incurred restructuring charges in the Corporate segment as a result of efforts to realign the organization. For the three months ended June 30, 2019, the Company incurred severance charges of $11.3 million and asset impairment charges of $11.1 million related to assets primarily utilized to support the Epsilon segment. These restructuring charges were recognized as general and administrative expense in the Company’s unaudited condensed consolidated statements of income.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of June 30, 2019, the Company’s outstanding liability related to corporate restructuring was $7.7 million and is recognized in accrued expenses in the unaudited condensed consolidated balance sheets. This liability is expected to be substantially settled by December 31, 2019, with the remainder to be settled by June 2020.

The Company may incur additional restructuring charges as it evaluates its current leased office space and the potential termination of contracts.

15. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

The Company had an authorized stock repurchase program to acquire up to $500.0 million of the Company’s outstanding common stock from August 1, 2018 through July 31, 2019. At December 31, 2018 the Company had $222.8 million remaining under the stock repurchase program.

For the six months ended June 30, 2019, the Company acquired a total of 1.3 million shares of its common stock for $222.8 million under its respective stock repurchase programs. As of June 30, 2019, the Company did not have any amounts remaining under its authorized stock repurchase program.

In July 2019, the Company’s Board of Directors authorized a new stock repurchase program to acquire up to $1.1 billion of its outstanding common stock from July 5, 2019 through June 30, 2020.

On July 19, 2019, the Company issued a press release announcing the commencement of a tender offer to acquire up to $750 million in aggregate purchase price of its issued and outstanding common stock through a modified “dutch auction” tender offer at a price not greater than $162.00 nor less than $144.00 per share, to the seller in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions described in the Offer to Purchase dated July 19, 2019 and in the related Letter of Transmittal (which together, as they may be amended or supplemented from time to time, constitute the “Offer”), is scheduled to expire one minute after 11:59 P.M. New York City Time, on Thursday, August 15, 2019, unless the Offer is extended.

Stock Compensation Expense

During the six months ended June 30, 2019, the Company awarded 137,339 service-based restricted stock units with a weighted average grant date fair value per share of $169.31 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the six months ended June 30, 2019, the Company awarded 420,239 performance-based restricted stock units with a weighted average grant date fair value per share of $173.21 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 33% of the award on February 15, 2020, an additional 33% of the award on February 15, 2021 and the final 34% of the award on February 18, 2022, provided that the participant is employed by the Company on each such vesting date.

During the six months ended June 30, 2019, the Company also awarded 37,878 restricted stock units with a market-based condition subject to pre-defined vesting criteria that permit a range from 0% to 175% to be earned. The fair market value of these awards is $129.15 and was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation, expected volatility and risk-free rate over two-year time horizons matching the performance period. Upon determination of the market condition, the restrictions will lapse with respect to the entire award on February 15, 2021, provided that the participant is employed by the Company on such vesting date.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Cost of operations	$6.5	$5.5	$13.2	$13.5
General and administrative	3.7	6.5	8.4	12.1
Total	$10.2	$12.0	$21.6	$25.6

Effective April 12, 2019, the Company entered into a definitive agreement to sell its Epsilon business to Publicis Groupe, S.A. for $4.4 billion in cash, subject to certain adjustments specified therein. The agreement provided for certain unvested restricted stock units held by Epsilon employees to be modified, with original vesting conditions to be accelerated upon consummation of the sale of Epsilon. Additionally, the agreement provided for certain other awards held by Epsilon employees to be cancelled upon consummation of the sale of Epsilon. As a result, in April 2019 the Company recorded $19.4 million of incremental stock-based compensation expense in discontinued operations related to the modifications, net of cancellations. Stock-based compensation expense included in loss from discontinued operations totaled $19.9 million and $29.7 million for the three and six months ended June 30, 2019, respectively, and $8.8 million and $20.7 million for the three and six months ended June 30, 2018, respectively.

Dividends

On February 7, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on the Company’s common stock to stockholders of record at the close of business on February 21, 2019, resulting in a dividend payment of $33.4 million on March 19, 2019.

On April 25, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on the Company’s common stock and $6.30 per share on the Company’s Series A Non-Voting Convertible Preferred Stock, each to stockholders of record at the close of business on May 14, 2019, resulting in a dividend payment of $33.0 million on June 18, 2019.

Additionally, the company paid $0.6 million in cash related to dividend equivalent rights for the six months ended June 30, 2019.

On July 18, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on the Company’s common stock and $6.30 per share on the Company’s Series A Non-Voting Convertible Preferred Stock, each to stockholders of record at the close of business on September 4, 2019 and payable on September 26, 2019.

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

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended June 30, 2019	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss
	(in millions)
Balance at March 31, 2019	$(1.7)	$(0.3)	$(0.2)	$(125.7)	$(127.9)
Changes in other comprehensive income (loss)	5.4	(0.1)	(7.3)	8.2	6.2
Balance at June 30, 2019	$3.7	$(0.4)	$(7.5)	$(117.5)	$(121.7)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended June 30, 2018	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss
	(in millions)
Balance at March 31, 2018	$(10.7)	$(0.2)	$(53.7)	$(71.9)	$(136.5)
Changes in other comprehensive income (loss)	(2.0)	1.4	31.0	(30.3)	0.1
Balance at June 30, 2018	$(12.7)	$1.2	$(22.7)	$(102.2)	$(136.4)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Six Months Ended June 30, 2019	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Income (Loss)
	(in millions)
Balance at December 31, 2018	$(10.7)	$(0.2)	$(12.4)	$(114.8)	$(138.1)
Changes in other comprehensive income (loss)	14.4	(0.2)	4.9	(2.7)	16.4
Balance at June 30, 2019	$3.7	$(0.4)	$(7.5)	$(117.5)	$(121.7)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Six Months Ended June 30, 2018	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Income (Loss)
	(in millions)
Balance at December 31, 2017	$(8.7)	$(0.1)	$(42.0)	$(89.4)	$(140.2)
Changes in other comprehensive income (loss)	(4.0)	1.3	19.3	(12.8)	3.8
Balance at June 30, 2018	$(12.7)	$1.2	$(22.7)	$(102.2)	$(136.4)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

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

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in millions)
Financial assets
Credit card and loan receivables, net	$16,603.6	$17,212.9	$16,816.7	$17,472.7
Credit card receivables held for sale	1,834.3	1,899.5	1,951.6	1,995.5
Redemption settlement assets, restricted	594.0	594.0	558.6	558.6
Other investments	300.4	300.4	291.3	291.3
Derivative instruments	0.1	0.1	3.8	3.8
Financial liabilities
Derivative instruments	1.3	1.3	0.3	0.3
Deposits	12,534.7	12,655.0	11,793.7	11,768.7
Non-recourse borrowings of consolidated securitization entities	6,727.0	6,773.9	7,651.7	7,626.9
Long-term and other debt	5,825.6	5,907.9	5,725.4	5,755.3

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

Deposits — For money market deposits, carrying value approximates fair value due to the liquid nature of these deposits. For certificates of deposit, the fair value is estimated based on the current observable market rates available to the Company for similar deposits with similar remaining maturities.

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

Financial Assets and Financial Liabilities Fair Value Hierarchy

ASC 820, “Fair Value Measurements and Disclosures,” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
●	Level 3, defined as unobservable inputs where little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2019 and December 31, 2018:

		Fair Value Measurements at
		June 30, 2019 Using
	Balance at
	June 30,
	2019	Level 1	Level 2	Level 3
	(in millions)
Mutual funds (1)	$24.9	$24.9	$—	$—
Corporate bonds (1)	523.2	—	523.2	—
Marketable securities (2)	275.4	25.9	249.5	—
U.S. Treasury bonds (2)	25.0	25.0	—	—
Derivative instruments (3)	0.1	—	0.1	—
Total assets measured at fair value	$848.6	$75.8	$772.8	$—

Derivative instruments (3)	$1.3	$—	$1.3	$—
Total liabilities measured at fair value	$1.3	$—	$1.3	$—

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

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2019 and 2018.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements at
	June 30, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Credit card and loan receivables, net	$17,212.9	$—	$—	$17,212.9
Credit card receivables held for sale	1,899.5	—	—	1,899.5
Total	$19,112.4	$—	$—	$19,112.4

Financial liabilities:
Deposits	$12,655.0	$—	$12,655.0	$—
Non-recourse borrowings of consolidated securitization entities	6,773.9	—	6,773.9	—
Long-term and other debt	5,907.9	—	5,907.9	—
Total	$25,336.8	$—	$25,336.8	$—

	Fair Value Measurements at
	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Credit card and loan receivables, net	$17,472.7	$—	$—	$17,472.7
Credit card receivables held for sale	1,995.5	—	—	1,995.5
Total	$19,468.2	$—	$—	$19,468.2

Financial liabilities:
Deposits	$11,768.7	$—	$11,768.7	$—
Non-recourse borrowings of consolidated securitization entities	7,626.9	—	7,626.9	—
Long-term and other debt	5,755.3	—	5,755.3	—
Total	$25,150.9	$—	$25,150.9	$—

18. INCOME TAXES

For the three and six months ended June 30, 2019, the Company utilized an effective tax rate of 26.6% and 21.2%, respectively, to calculate its provision for income taxes. For the three and six months ended June 30, 2018, the Company utilized an effective tax rate of 14.9% and 20.6%, respectively, to calculate its provision for income taxes. The increase in the effective tax rate for three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to a tax benefit associated with foreign restructuring, offset in part by the negative impact of the Supreme Court’s decision in South Dakota v. Wayfair, Inc. in the prior year quarter. It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months related to an ongoing Canadian tax audit. We estimate that this change in the unrecognized tax benefits within the next 12 months could be a decrease of up to approximately $35 million.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

19. SEGMENT INFORMATION

Operating segments are defined by ASC 280, “Segment Reporting,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and services.

As discussed in Note 5, “Discontinued Operations,” in the first quarter of 2019 the Company’s Epsilon segment has been classified as a discontinued operation. As such, beginning with the first quarter of 2019, the Company operates in the LoyaltyOne and Card Services reportable segments, which consist of the following:

●	LoyaltyOne provides coalition and short-term loyalty programs through the Company’s Canadian AIR MILES Reward Program and BrandLoyalty; and
●	Card Services provides risk management solutions, account origination, funding, transaction processing, customer care, collections and marketing services for the Company’s private label and co-brand credit card programs.

Corporate and other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.”

			Corporate/
Three Months Ended June 30, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$251.5	$1,096.9	$0.1	$1,348.5

Income (loss) before income taxes	$27.5	$262.8	$(96.5)	$193.8
Interest expense, net	0.8	104.8	37.9	143.5
Operating income (loss)	28.3	367.6	(58.6)	337.3
Depreciation and amortization	19.6	20.8	1.4	41.8
Stock compensation expense	2.9	3.6	3.7	10.2
Strategic transaction costs	0.2	—	2.5	2.7
Restructuring charges	—	—	22.4	22.4
Adjusted EBITDA (1)	51.0	392.0	(28.6)	414.4
Less: Securitization funding costs	—	51.6	—	51.6
Less: Interest expense on deposits	—	53.2	—	53.2
Adjusted EBITDA, net (1)	$51.0	$287.2	$(28.6)	$309.6

			Corporate/
Three Months Ended June 30, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$248.6	$1,148.5	$0.1	$1,397.2

Income (loss) before income taxes	$44.3	$307.3	$(88.5)	$263.1
Interest expense, net	1.3	92.0	40.3	133.6
Operating income (loss)	45.6	399.3	(48.2)	396.7
Depreciation and amortization	21.5	25.3	1.8	48.6
Stock compensation expense	2.4	3.1	6.5	12.0
Adjusted EBITDA (1)	69.5	427.7	(39.9)	457.3
Less: Securitization funding costs	—	55.2	—	55.2
Less: Interest expense on deposits	—	36.8	—	36.8
Adjusted EBITDA, net (1)	$69.5	$335.7	$(39.9)	$365.3

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Six Months Ended June 30, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$455.3	$2,227.3	$0.1	$2,682.7

Income (loss) before income taxes	$50.5	$529.7	$(173.4)	$406.8
Interest expense, net	1.9	210.8	74.7	287.4
Operating income (loss)	52.4	740.5	(98.7)	694.2
Depreciation and amortization	39.8	45.0	3.4	88.2
Stock compensation expense	5.8	7.4	8.4	21.6
Strategic transaction costs	0.2	—	2.5	2.7
Restructuring charges	7.9	—	22.4	30.3
Adjusted EBITDA (1)	106.1	792.9	(62.0)	837.0
Less: Securitization funding costs	—	108.8	—	108.8
Less: Interest expense on deposits	—	102.0	—	102.0
Adjusted EBITDA, net (1)	$106.1	$582.1	$(62.0)	$626.2

			Corporate/
Six Months Ended June 30, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$474.9	$2,303.7	$0.3	$2,778.9

Income (loss) before income taxes	$71.4	$596.6	$(159.8)	$508.2
Interest expense, net	2.6	179.6	78.5	260.7
Operating income (loss)	74.0	776.2	(81.3)	768.9
Depreciation and amortization	43.5	50.1	3.8	97.4
Stock compensation expense	5.9	7.6	12.1	25.6
Adjusted EBITDA (1)	123.4	833.9	(65.4)	891.9
Less: Securitization funding costs	—	107.3	—	107.3
Less: Interest expense on deposits	—	72.3	—	72.3
Adjusted EBITDA, net (1)	$123.4	$654.3	$(65.4)	$712.3

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. In 2019, adjusted EBITDA also excluded costs for professional services associated with strategic initiatives, as well as the restructuring charges associated with the wind-down of a division within BrandLoyalty in the first quarter of 2019 and a reorganization of Corporate, resulting from the sale of Epsilon.

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

20. SUPPLEMENTAL CASH FLOW INFORMATION

The unaudited condensed consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows:

	June 30,	June 30,
	2019	2018
	(in millions)
Cash and cash equivalents	$4,069.0	$3,449.2
Restricted cash included within other current assets (1)	39.8	33.8
Restricted cash included within redemption settlement assets, restricted (2)	45.9	44.2
Total cash, cash equivalents and restricted cash	$4,154.7	$3,527.2
(1)	Includes cash restricted for interest repayments of non-recourse borrowings of consolidated securitized debt and other restricted cash within other current assets.
(2)	See Note 9, “Redemption Settlement Assets,” for additional information regarding the nature of restrictions on redemption settlement assets.

Additionally, non-cash financing activities for the six months ended June 30, 2019 included an exchange agreement with ValueAct Holdings, L.P. pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of the Company’s common stock for an aggregate of 150,000 shares of Series A Non-Voting Convertible Preferred Stock. For more information, see Note 15, “Stockholders’ Equity.”

Index

Caution Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding strategic initiatives, the expected use of proceeds from the Epsilon transaction, our expected operating results, future economic conditions including currency exchange rates, future dividend declarations and the guidance we give with respect to our anticipated financial performance. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	loss of, or reduction in demand for services from, significant clients;
●	increases in net charge-offs in credit card and loan receivables;
●	failure to identify or successfully integrate or disaggregate business acquisitions or divestitures;
●	increases in the cost of doing business, including market interest rates;
●	inability to access the asset-backed securitization funding market;
●	loss of active AIR MILES Reward Program collectors;
●	disruptions in the airline or travel industries;
●	increased redemptions by AIR MILES Reward Program collectors;
●	unfavorable fluctuations in foreign currency exchange rates;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
●	increases in FDIC, Delaware or Utah regulatory capital requirements for banks;
●	failure to maintain exemption from regulation under the Bank Holding Company Act;
●	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors set forth in the Risk Factors section in our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A of Form 10-Q, elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Further risks and uncertainties include, but are not limited to, the impact of strategic initiatives on us or our business if any transactions are undertaken, and whether the anticipated benefits of such transactions can be realized.

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

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on February 26, 2019, as well as the consolidated financial statements and the notes thereto included in our Form 8-K, filed with the SEC on July 17, 2019, to reflect the presentation of our Epsilon segment as a discontinued operation.

2019 Recent Developments

●	For the six months ended June 30, 2019, as compared to the six months ended June 30, 2018:
●	Revenue decreased 3% to $2.7 billion.
●	Net income decreased 25% to $288.1 million.
●	Earnings per share decreased 21% to $5.45.
●	Adjusted EBITDA, net decreased 12% to $626.2 million.
●	We repurchased approximately 1.3 million shares of our common stock for $222.8 million for the six months ended June 30, 2019.
●	We paid dividends of $67.0 million for the six months ended June 30, 2019.
●	In the first quarter of 2019, we incurred $7.9 million in restructuring charges associated with the wind-down of Merison, a retail marketing division within BrandLoyalty.
●	In the second quarter of 2019, we incurred $22.4 million in restructuring charges associated with the reorganization of Corporate, resulting from the sale of Epsilon.
●	We purchased four credit card portfolios for preliminary cash consideration of $936.5 million during the six months ended June 30, 2019.
●	We sold four credit card portfolios for preliminary cash consideration of $539.3 million during the six months ended June 30, 2019.
●	On June 5, 2019, the Board of Directors of Alliance Data appointed Melisa A. Miller, who led Alliance Data’s Card Services business, as Alliance Data’s new President and Chief Executive Officer as well as a Director of the Company. She succeeds Ed Heffernan who announced his resignation as President and Chief Executive Officer and as a Director of the Company.

On July 1, 2019, we completed the previously announced sale of our Epsilon business to Publicis Groupe, S.A. for $4.4 billion in cash, subject to certain adjustments specified therein. In July 2019, proceeds from the sale were used to extinguish all of our outstanding senior notes of $1.9 billion and to make a mandatory payment of $500.0 million on our revolving credit facility. We expect to incur a loss from the extinguishment of debt of approximately $71.3 million, resulting from the redemption price of each of the notes of $49.1 million and the write-off of deferred issuance costs of $22.2 million.

In July 2019, our Board of Directors authorized a new stock repurchase program to acquire up to $1.1 billion of our outstanding common stock from July 5, 2019 through June 30, 2020.

Index

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in millions, except percentages)
Revenues
Services	$66.4	$102.8	(35)%	$139.7	$195.4	(29)%
Redemption, net	153.7	147.5	4	265.5	279.4	(5)
Finance charges, net	1,128.4	1,146.9	(2)	2,277.5	2,304.1	(1)
Total revenue	1,348.5	1,397.2	(3)	2,682.7	2,778.9	(3)
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	654.8	593.6	10	1,295.3	1,185.2	9
Provision for loan loss	257.3	311.9	(17)	509.5	649.6	(22)
General and administrative	57.3	46.4	23	95.5	77.8	23
Depreciation and other amortization	19.3	19.8	(3)	39.9	39.1	2
Amortization of purchased intangibles	22.5	28.8	(22)	48.3	58.3	(17)
Total operating expenses	1,011.2	1,000.5	1	1,988.5	2,010.0	(1)
Operating income	337.3	396.7	(15)	694.2	768.9	(10)
Interest expense
Securitization funding costs	51.6	55.2	(7)	108.8	107.3	1
Interest expense on deposits	53.2	36.8	45	102.0	72.3	41
Interest expense on long-term and other debt, net	38.7	41.6	(7)	76.6	81.1	(6)
Total interest expense, net	143.5	133.6	7	287.4	260.7	10
Income from continuing operations before income taxes	193.8	263.1	(26)	406.8	508.2	(20)
Provision for income taxes	51.4	39.3	31	86.1	104.5	(18)
Income from continuing operations	142.4	223.8	(36)	320.7	403.7	(21)
Loss from discontinued operations, net of taxes	(3.4)	(6.0)	(44)	(32.6)	(21.9)	48
Net income	$139.0	$217.8	(36)%	$288.1	$381.8	(25)%

Key Operating Metrics:
Credit card statements generated	70.1	74.6	(6)%	142.9	152.4	(6)%
Credit sales	$7,551.3	$7,567.9	—%	$13,866.7	$14,373.5	(4)%
Average credit card and loan receivables	$16,797.5	$17,570.4	(4)%	$16,823.9	$17,646.4	(5)%
AIR MILES reward miles issued	1,422.5	1,444.7	(2)%	2,680.7	2,671.0	—%
AIR MILES reward miles redeemed	1,050.3	1,068.1	(2)%	2,138.8	2,246.3	(5)%

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Revenue. Total revenue decreased $48.7 million, or 3%, to $1,348.5 million for the three months ended June 30, 2019 from $1,397.2 million for the three months ended June 30, 2018. The net decrease was due to the following:

●	Services. Revenue decreased $36.4 million, or 35%, to $66.4 million for the three months ended June 30, 2019 as a result of a $36.5 million decrease in merchant fee revenue due to increased royalty payments to our retailers associated with new clients.
●	Redemption, net. Revenue increased $6.2 million, or 4%, to $153.7 million for the three months ended June 30, 2019. Redemption revenue related to our short-term loyalty programs increased 17% primarily due to strong program performance in Europe, Asia and Brazil. This increase was partially offset by the decline in both the Euro and the Canadian dollar relative to the U.S. dollar, which resulted in a $9.1 million decrease in revenue. Redemption revenue was also negatively impacted $9.8 million by the outsourcing of additional rewards inventory during the three months ended June 30, 2019. As we did not control these goods prior to transfer to the collector, the revenue is recorded on a net basis.
●	Finance charges, net. Revenue decreased $18.5 million, or 2%, to $1,128.4 million for the three months ended June 30, 2019. This decrease was primarily driven by an approximate 20 basis point decrease in finance charge yield due to a decline in finance charges and late fees, driven by new program launches and the portfolios of credit card receivables sold.

Index

Cost of operations. Cost of operations increased $61.2 million, or 10%, to $654.8 million for the three months ended June 30, 2019 as compared to $593.6 million for the three months ended June 30, 2018. The net increase was due to the following:

●	Within the LoyaltyOne segment, cost of operations increased $22.1 million primarily due to an increase in cost of redemptions, as cost of redemptions related to our short-term loyalty programs increased $21.5 million due to the increase in redemption revenue discussed above. Within our coalition loyalty program, cost of operations increased $1.9 million, as a decrease in cost of redemptions due in part to the outsourcing of additional rewards inventory during the three months ended June 30, 2019 was offset by an increase in other operating expenses.
●	Within the Card Services segment, cost of operations increased $39.1 million due to a $25.9 million increase in valuation adjustments to certain portfolios within credit card receivables held for sale, as well as a $19.3 million increase in credit card processing costs. These increases were offset in part by a $6.2 million decrease in payroll and benefits costs due to lower incentive compensation in the current year period.

Provision for loan loss. Provision for loan loss decreased $54.6 million, or 17%, to $257.3 million for the three months ended June 30, 2019 as compared to $311.9 million for the three months ended June 30, 2018, due primarily to a decrease in net charge-offs as well as a decrease in the change in credit card and loan receivables in the current quarter as compared to the prior year quarter.

General and administrative. General and administrative expenses increased $10.9 million, or 23%, to $57.3 million for the three months ended June 30, 2019 as compared to $46.4 million for the three months ended June 30, 2018, primarily due to $22.4 million in restructuring charges related to Corporate reorganization, offset in part by lower discretionary benefits.

Depreciation and other amortization. Depreciation and other amortization decreased $0.5 million, or 3%, to $19.3 million for the three months ended June 30, 2019 as compared to $19.8 million for the three months ended June 30, 2018, primarily due to certain fully depreciated property and equipment at LoyaltyOne.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $6.3 million, or 22%, to $22.5 million for the three months ended June 30, 2019, as compared to $28.8 million for the three months ended June 30, 2018, primarily due to certain fully amortized intangible assets, including portfolio premiums and customer contracts.

Interest expense, net. Total interest expense, net increased $9.9 million, or 7%, to $143.5 million for the three months ended June 30, 2019 as compared to $133.6 million for the three months ended June 30, 2018. The net increase was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $3.6 million due to lower average borrowings, which decreased funding costs by approximately $9.6 million, offset in part by higher average interest rates, which increased funding costs by approximately $6.0 million.
●	Interest expense on deposits. Interest expense on deposits increased $16.4 million due to higher average interest rates, which increased interest expense by approximately $14.0 million, and higher average borrowings, which increased interest expense by approximately $2.4 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $2.9 million primarily due to a $3.5 million decrease in amortization of debt issuance costs, offset in part by a $1.4 million increase in interest expense on term debt due to higher average interest rates as a result of increases in the LIBOR rate.

Taxes. Income tax expense related to continuing operations increased $12.1 million to $51.4 million for the three months ended June 30, 2019 from $39.3 million for the three months ended June 30, 2018, primarily related to a lower effective tax rate for the three months ended June 30, 2018 due to a tax benefit associated with foreign restructuring, offset in part by the negative impact of the Supreme Court’s decision in South Dakota v. Wayfair, Inc. in the prior year quarter. The effective tax rate for the current quarter was 26.6% as compared to 14.9% for the prior year quarter.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes was $3.4 million for the three months ended June 30, 2019 as compared to $6.0 million for the three months ended June 30, 2018. Loss from discontinued operations, net of taxes represents Epsilon net income (loss) as well as certain direct costs identifiable

Index

to the Epsilon segment and allocations of interest expense on corporate debt. The decrease in the loss was due to the decline in depreciation and amortization due to held-for-sale classification in the current year, offset in part by transaction costs incurred directly attributable to the sale of Epsilon.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Revenue. Total revenue decreased $96.2 million, or 3%, to $2,682.7 million for the six months ended June 30, 2019 from $2,778.9 million for the six months ended June 30, 2018. The decrease was due to the following:

●	Services. Revenue decreased $55.7 million, or 29%, to $139.7 million for the six months ended June 30, 2019 as a result of a $55.6 million decrease in merchant fee revenue due to increased royalty payments to our retailers associated with new clients.
●	Redemption, net. Revenue decreased $13.9 million, or 5%, to $265.5 million for the six months ended June 30, 2019. Redemption revenue from our coalition loyalty program decreased $26.1 million due to the net presentation of $18.6 million of revenue from the outsourcing of additional rewards inventory during the six months ended June 30, 2019. As we did not control these goods prior to transfer to the collector, the revenue is recorded on a net basis. Additionally, redemption revenue was negatively impacted by a 5% decrease in AIR MILES reward miles redeemed. These decreases were offset in part by a 5% increase in redemption revenue related to our short-term loyalty programs.
●	Finance charges, net. Revenue decreased $26.6 million, or 1%, to $2,277.5 million for the six months ended June 30, 2019. This decrease was primarily driven by an approximate 30 basis point decrease in finance charge yield due to a decline in finance charges and late fees.

Cost of operations. Cost of operations increased $110.1 million, or 9%, to $1,295.3 million for the six months ended June 30, 2019 as compared to $1,185.2 million for the six months ended June 30, 2018. The net increase was due to the following:

●	Within the LoyaltyOne segment, cost of operations increased $5.6 million, primarily due to a $5.5 million increase in cost of redemptions, as a $25.0 million increase in cost of redemptions related to our short-term loyalty programs was offset in part by an $18.6 million decrease related to additional product outsourcing discussed above.
●	Within the Card Services segment, cost of operations increased $104.5 million due to a $64.1 million increase in valuation adjustments to certain portfolios within credit card receivables held for sale, as well as a $41.7 million increase in credit card processing costs.

Provision for loan loss. Provision for loan loss decreased $140.1 million, or 22%, to $509.5 million for the six months ended June 30, 2019 as compared to $649.6 million for the six months ended June 30, 2018, due primarily to a decrease in net charge-offs as well as a decrease in the change in credit card and loan receivables in the current quarter as compared to the prior year quarter.

General and administrative. General and administrative expenses increased $17.7 million, or 23%, to $95.5 million for the six months ended June 30, 2019 as compared to $77.8 million for the six months ended June 30, 2018, primarily due to $22.4 million in restructuring charges related to Corporate reorganization, resulting from the sale of Epsilon in July 2019, offset in part by lower discretionary benefits.

Depreciation and other amortization. Depreciation and other amortization increased $0.8 million, or 2%, to $39.9 million for the six months ended June 30, 2019 as compared to $39.1 million for the six months ended June 30, 2018, due to additional assets placed into service from recent capital expenditures, offset in part by certain fully depreciated property and equipment at LoyaltyOne.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $10.0 million, or 17%, to $48.3 million for the six months ended June 30, 2019, as compared to $58.3 million for the six months ended June 30, 2018, primarily due to certain fully amortized intangible assets, including portfolio premiums and customer contracts.

Index

Interest expense, net. Total interest expense, net increased $26.7 million, or 10%, to $287.4 million for the six months ended June 30, 2019 as compared to $260.7 million for the six months ended June 30, 2018. The net increase was due to the following:

●	Securitization funding costs. Securitization funding costs increased $1.5 million due to higher average interest rates, which increased funding costs by approximately $16.4 million, offset in part by lower average borrowings, which decreased funding costs by approximately $14.9 million.
●	Interest expense on deposits. Interest expense on deposits increased $29.7 million due to higher average interest rates, which increased interest expense by approximately $25.5 million, and higher average borrowings, which increased interest expense by approximately $4.2 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $4.5 million primarily due to an $8.1 million decrease in interest expense on senior notes, driven by the repayment of senior notes in April 2018, and a $4.1 million decrease in amortization of debt issuance costs. These decreases were offset in part by a $5.5 million increase in interest expense on term debt and a $3.0 million increase in interest expense on the revolving line of credit due to higher average borrowings and higher average interest rates due to increases in the LIBOR rate.

Taxes. Income tax expense related to continuing operations decreased $18.4 million to $86.1 million for the six months ended June 30, 2019 from $104.5 million for the six months ended June 30, 2018, primarily related to a decrease in taxable income. The effective tax rate for the current year period was 21.2% as compared to 20.6% for the prior year period.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes increased $10.7 million to a loss of $32.6 million for the six months ended June 30, 2019 as compared to a loss of $21.9 million for the six months ended June 30, 2018. Loss from discontinued operations, net of taxes represents Epsilon net income (loss) as well as certain direct costs identifiable to the Epsilon segment and allocations of interest expense on corporate debt. The increase in the loss was primarily due to transaction costs incurred directly attributable to the sale of Epsilon and increases in other operating costs, offset in part by decreases in depreciation and amortization due to held-for-sale classification in the current year.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and the amortization of purchased intangibles. In 2019, adjusted EBITDA also excluded costs for professional services associated with strategic initiatives, as well as certain restructuring charges described in more detail in Note 14, “Restructuring Charges,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Index

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Income from continuing operations	$142.4	$223.8	$320.7	$403.7
Stock compensation expense	10.2	12.0	21.6	25.6
Provision for income taxes	51.4	39.3	86.1	104.5
Interest expense, net	143.5	133.6	287.4	260.7
Depreciation and other amortization	19.3	19.8	39.9	39.1
Amortization of purchased intangibles	22.5	28.8	48.3	58.3
Strategic transaction costs (1)	2.7	—	2.7	—
Restructuring charges (2)	22.4	—	30.3	—
Adjusted EBITDA	414.4	457.3	837.0	891.9
Less: Securitization funding costs	51.6	55.2	108.8	107.3
Less: Interest expense on deposits	53.2	36.8	102.0	72.3
Adjusted EBITDA, net	$309.6	$365.3	$626.2	$712.3
(1)	Represents costs for professional services associated with strategic initiatives.
(2)	Represents costs associated with the wind-down of Merison, a retail marketing division within BrandLoyalty, in the first quarter of 2019 and a reorganization of Corporate, resulting from the sale of Epsilon.

Segment Revenue and Adjusted EBITDA, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in millions, except percentages)
Revenue:
LoyaltyOne	$251.5	$248.6	1%	$455.3	$474.9	(4)%
Card Services	1,096.9	1,148.5	(4)	2,227.3	2,303.7	(3)
Corporate/Other	0.1	0.1	nm *	0.1	0.3	nm*
Total	$1,348.5	$1,397.2	(3)%	$2,682.7	$2,778.9	(3)%
Adjusted EBITDA, net:
LoyaltyOne	$51.0	$69.5	(27)%	$106.1	$123.4	(14)%
Card Services	287.2	335.7	(14)	582.1	654.3	(11)
Corporate/Other	(28.6)	(39.9)	(28)	(62.0)	(65.4)	(5)
Total	$309.6	$365.3	(15)%	$626.2	$712.3	(12)%

*	not meaningful

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Revenue. Total revenue decreased $48.7 million, or 3%, to $1,348.5 million for the three months ended June 30, 2019 from $1,397.2 million for the three months ended June 30, 2018. The net decrease was due to the following:

●	LoyaltyOne. Revenue increased $2.9 million, or 1%, to $251.5 million for the three months ended June 30, 2019, as increases in redemption revenue driven by strong short-term loyalty program performance in Europe, Asia and Brazil were offset in part by the decline in both the Euro and the Canadian dollar relative to the U.S. dollar, which resulted in a $13.0 million decrease in revenue, and a $9.8 million decrease in revenue related to the outsourcing of additional rewards inventory recorded on a net basis.
●	Card Services. Revenue decreased $51.6 million, or 4%, to $1,096.9 million for the three months ended June 30, 2019, driven by a $36.5 million decrease in merchant fees as a result of increased payments associated with new clients, and an $18.5 million decrease in finance charges, net as a result of an approximate 20 basis point

Index

decrease in finance charge yield due to a decline in finance charges and late fees, driven by new program launches and the portfolios of credit card receivables sold.

Adjusted EBITDA, net. Adjusted EBITDA, net decreased $55.7 million, or 15%, to $309.6 million for the three months ended June 30, 2019 from $365.3 million for the three months ended June 30, 2018. The net decrease was due to the following:

●	LoyaltyOne. Adjusted EBITDA, net decreased $18.5 million, or 27%, to $51.0 million for the three months ended June 30, 2019, resulting from higher redemption costs related to product mix.
●	Card Services. Adjusted EBITDA, net decreased $48.5 million, or 14%, to $287.2 million for the three months ended June 30, 2019. Adjusted EBITDA, net was negatively impacted by a decline in merchant fee revenue and an increase in funding costs.
●	Corporate/Other. Adjusted EBITDA, net increased $11.3 million to a loss of $28.6 million for the three months ended June 30, 2019 due to lower discretionary benefits. Restructuring costs of $22.4 million and strategic transaction costs of $2.5 million during the three months ended June 30, 2019 were excluded from adjusted EBITDA, net.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Revenue. Total revenue decreased $96.2 million, or 3%, to $2,682.7 million for the six months ended June 30, 2019 from $2,778.9 million for the six months ended June 30, 2018. The decrease was due to the following:

●	LoyaltyOne. Revenue decreased $19.6 million, or 4%, to $455.3 million for the six months ended June 30, 2019, impacted by the decline in both the Euro and the Canadian dollar relative to the U.S. dollar, which resulted in a $27.4 million decrease in revenue, and an $18.6 million decrease in revenue related to the outsourcing of additional rewards inventory recorded on a net basis. These decreases were offset in part by a 5% increase in redemption revenue related to our short-term loyalty programs.
●	Card Services. Revenue decreased $76.4 million, or 3%, to $2,227.3 million for the six months ended June 30, 2019, driven by a $55.6 million decrease in merchant fees as a result of increased payments associated with new clients, and a $26.6 million decrease in finance charges, net as a result of an approximate 30 basis point decrease in finance charge yield due to a decline in finance charges and late fees, driven by new program launches and the portfolios of credit card receivables sold.

Adjusted EBITDA, net. Adjusted EBITDA, net decreased $86.1 million, or 12%, to $626.2 million for the six months ended June 30, 2019 from $712.3 million for the six months ended June 30, 2018. The net decrease was due to the following:

●	LoyaltyOne. Adjusted EBITDA, net decreased $17.3 million, or 14%, to $106.1 million for the six months ended June 30, 2019, resulting from a 5% decrease in AIR MILES reward miles redeemed, an increase in cost of redemptions and an unfavorable foreign exchange rate impact due to the decline in both the Euro and the Canadian dollar relative to the U.S. dollar, which resulted in a $5.3 million decrease in adjusted EBITDA, net. BrandLoyalty restructuring costs of $7.9 million during the six months ended June 30, 2019 were excluded from adjusted EBITDA, net.
●	Card Services. Adjusted EBITDA, net decreased $72.2 million, or 11%, to $582.1 million for the six months ended June 30, 2019. Adjusted EBITDA, net was negatively impacted by a decline in merchant fee revenue and an increase in funding costs.
●	Corporate/Other. Adjusted EBITDA, net increased $3.4 million to a loss of $62.0 million for the six months ended June 30, 2019 due to lower discretionary benefits. Restructuring costs of $22.4 million and strategic transaction costs of $2.5 million during the six months ended June 30, 2019 were excluded from adjusted EBITDA, net.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	June 30,	% of	December 31,	% of
	2019	Total	2018	Total
	(in millions, except percentages)
Receivables outstanding - principal	$16,670.2	100.0%	$16,869.9	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	290.4	1.7%	303.2	1.8%
61 to 90 days	202.7	1.2	207.9	1.3
91 or more days	376.5	2.3	443.4	2.6
Total	$869.6	5.2%	$954.5	5.7%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions, except percentages)
Average credit card and loan receivables	$16,797.5	$17,570.4	$16,823.9	$17,646.4
Net charge-offs of principal receivables	257.5	282.0	526.9	578.1
Net charge-offs as a percentage of average credit card and loan receivables	6.1%	6.4%	6.3%	6.6%

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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Comenity Bank and Comenity Capital Bank are considered well capitalized. The actual capital ratios and minimum ratios as of June 30, 2019 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	13.7%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	15.3	4.5	6.5
Tier 1 capital to risk-weighted assets	15.3	6.0	8.0
Total capital to risk-weighted assets	16.6	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	13.6%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	15.7	4.5	6.5
Tier 1 capital to risk-weighted assets	15.7	6.0	8.0
Total capital to risk-weighted assets	17.0	8.0	10.0

Our primary uses of cash are for ongoing business operations, repayments of our debt, capital expenditures, investments or acquisitions, stock repurchases and dividends.

We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months.

On July 1, 2019, we completed the previously announced sale of our Epsilon business to Publicis Groupe, S.A. for $4.4 billion in cash, subject to certain adjustments specified therein. Proceeds will be used for the repayment of corporate debt, to repurchase shares of our common stock, and taxes associated with the sale of Epsilon.

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $1,089.7 million and $1,321.8 million for the six months ended June 30, 2019 and 2018, respectively. The year-over-year decrease in operating cash flows of $232.1 million was primarily due to a decrease in profitability and a decrease in non-cash charges to income, including the provision for loan loss due to a decrease in net charge-offs and depreciation and amortization due to the held-for-sale classification of Epsilon in the current year.

Investing Activities. Cash used in investing activities was $514.3 million and $236.2 million for the six months ended June 30, 2019 and 2018, respectively. Significant components of investing activities are as follows:

●	Credit card and loan receivables. Cash decreased $20.9 million and $121.2 million for the six months ended June 30, 2019 and 2018, respectively, due to growth in credit card and loan receivables in each respective period.
●	Purchase of credit card portfolios. During the six months ended June 30, 2019, we paid preliminary cash consideration of $936.5 million to acquire four credit card portfolios.
●	Proceeds from sale of credit card portfolios. During the six months ended June 30, 2019, we received preliminary cash consideration of $539.3 million from the sale of four credit card portfolios. During the six

Index

months ended June 30, 2018, we received cash consideration of $55.6 million from the sale of one credit card portfolio.
●	Capital expenditures. Cash paid for capital expenditures was $92.2 million and $98.5 million for the six months ended June 30, 2019 and 2018, respectively.

Financing Activities. Cash used in financing activities was $396.6 million and $1,869.0 million for the six months ended June 30, 2019, and 2018, respectively. Significant components of financing activities are as follows:

●	Debt. Cash increased $102.5 million in net borrowings for the six months ended June 30, 2019, primarily due to the net borrowings under the revolving line of credit. Cash decreased $279.4 million for the six months ended June 30, 2018, primarily due to the net change under the revolving line of credit as well as the early repayment of $500.0 million senior notes due in 2020.
●	Non-recourse borrowings of consolidated securitization entities. Cash decreased $923.9 million and $1,035.0 million for the six months ended June 30, 2019 and 2018, respectively, due to net repayments and maturities under the asset-backed term notes and conduit facilities.
●	Deposits. Cash increased $742.8 million and decreased $373.2 million for the six months ended June 30, 2019 and 2018, respectively, due to timing of maturities.
●	Dividends. Cash paid for quarterly dividends and dividend equivalents was $67.0 million and $63.3 million for the six months ended June 30, 2019 and 2018, respectively.
●	Treasury shares. Cash paid for treasury shares was $222.8 million and $94.5 million for the six months ended June 30, 2019 and 2018, respectively.

Debt

Long-term and Other Debt

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

As of June 30, 2019, we had $905.0 million outstanding under our revolving line of credit and total availability of $667.4 million. Our total leverage ratio, as defined in our credit agreement, was 2.45 to 1 at June 30, 2019, as compared to the maximum covenant ratio of 3.5 to 1.

As of June 30, 2019, we were in compliance with our debt covenants.

In July 2019, proceeds from the sale of Epsilon were used to extinguish all of our outstanding senior notes of $1.9 billion and to make a mandatory payment of $500.0 million on our revolving credit facility. In addition, the aggregate revolving credit commitments were reduced to $1,072.4 million.

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of June 30, 2019, we had $3.4 billion in money market deposits outstanding with interest rates ranging from 1.90% to 3.50%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

As of June 30, 2019, we had $9.2 billion in certificates of deposit outstanding with interest rates ranging from 1.28% to 4.00% and maturities ranging from July 2019 to June 2024. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

During the six months ended June 30, 2019, Master Trust I issued $961.7 million of asset-backed term notes with maturities in February 2022 and June 2022, of which $43.3 million were retained by us and eliminated from the unaudited condensed consolidated balance sheets. Additionally, $1.0 billion of asset-backed term notes matured and were repaid, of which $214.5 million were retained by us and eliminated from the unaudited condensed consolidated balance sheets.

As of June 30, 2019, the WFN Trusts and the WFC Trust had approximately $12.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

At June 30, 2019, we had $6.7 billion of non-recourse borrowings of consolidated securitization entities, of which $1.2 billion is due within the next 12 months. As of June 30, 2019, total capacity under the conduit facilities was $4.7 billion, of which $1.7 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

In May 2019, the WFC Trust amended its 2009-VFN conduit facility, increasing the capacity from $1,975.0 million to $2,175.0 million and extending the maturity to April 2021.

The following table shows the maturities of borrowing commitments as of June 30, 2019 for the WFN Trusts and the WFC Trust by year:

	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Term notes	$771.9	$1,467.2	$1,852.1	$918.3	$—	$5,009.5
Conduit facilities (1)	—	2,480.0	2,175.0	—	—	4,655.0
Total (2)	$771.9	$3,947.2	$4,027.1	$918.3	$—	$9,664.5
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.3 billion of debt issued by the credit card securitization trusts that was retained by us and eliminated in the unaudited condensed consolidated financial statements.

See Note 12, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Stock Repurchase Programs

We had an authorized stock repurchase program to acquire up to $500.0 million of our outstanding common stock from August 1, 2018 through July 31, 2019. At December 31, 2018 we had $222.8 million remaining under the stock repurchase program. For the six months ended June 30, 2019, we acquired a total of 1.3 million shares of our common stock for $222.8 million. At June 30, 2019, we did not have any amounts remaining under our authorization.

In July 2019, our Board of Directors authorized a new stock repurchase program to acquire up to $1.1 billion of our outstanding common stock from July 5, 2019 through June 30, 2020.

Index

On July 19, 2019, we issued a press release announcing the commencement of a tender offer to acquire up to $750 million in aggregate purchase price of our issued and outstanding common stock through a modified “dutch auction” tender offer at a price not greater than $162.00 nor less than $144.00 per share, to the seller in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions described in the Offer to Purchase dated July 19, 2019 and in the related Letter of Transmittal (which together, as they may be amended or supplemented from time to time, constitute the “Offer”), is scheduled to expire one minute after 11:59 P.M. New York City Time, on Thursday, August 15, 2019, unless the Offer is extended.

Dividends

On February 7, 2019, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock to stockholders of record at the close of business on February 21, 2019, resulting in a dividend payment of $33.4 million on March 19, 2019.

On April 25, 2019, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock and $6.30 per share on our Series A Non-Voting Convertible Preferred Stock, each to stockholders of record at the close of business on May 14, 2019, resulting in a dividend payment of $33.0 million on June 18, 2019.

Additionally, we paid $0.6 million in cash related to dividend equivalent rights for the six months ended June 30, 2019.

On July 18, 2019, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock and $6.30 per share on our Series A Non-Voting Convertible Preferred Stock, each to stockholders of record at the close of business on September 4, 2019 and payable on September 26, 2019.

Critical Accounting Policies and Estimates

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

Index

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019 (the end of our second fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our second quarter 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1.    Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A.    Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2019:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2019:
April 1-30	5,417	$165.01	—	$—
May 1-31	7,672	144.17	—	—
June 1-30	5,389	137.77	—	—
Total	18,478	$148.41	—	$—
(1)	During the period represented by the table, 18,478 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.
(2)	In 2018, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from August 1, 2018 through July 31, 2019. At December 31, 2018 we had $222.8 million remaining under the stock repurchase program. At June 30, 2019 we did not have any amounts remaining under our authorization.

In July 2019, our Board of Directors authorized a new stock repurchase program to acquire up to $1.1 billion of our outstanding common stock from July 5, 2019 through June 30, 2020. Our authorization is subject to any restrictions pursuant to the terms of our credit agreements and applicable securities laws or otherwise.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a) None

(b) None

Index

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

#2.1	(a)	Securities Purchase Agreement, dated as of April 12, 2019, by and among Alliance Data Systems Corporation, the other sellers party thereto, Publicis Groupe, S.A. and certain subsidiaries thereof.	8-K	2.1	4/15/19

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.3	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Third Amended and Restated Service Agreement, dated as of April 23, 2019, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/23/19

10.2	(a)	Exchange Agreement, dated as of April 25, 2019, by and between the Registrant and ValueAct Holdings, L.P.	8-K	10.1	4/29/19

10.3	(a)	Third Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2019, by and among Registrant, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	10-Q	10.7	5/6/19

#+10.4	(a)	Retirement Agreement, dated as of June 5, 2019, by and between Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc. and Edward J. Heffernan.	8-K	10.1	6/7/19

10.5	(b) (c) (d)	Series 2019-B Indenture Supplement, dated as of June 26, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	6/28/19

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the

Index

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	(a)

Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*101.INS	(a)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

*101.SCH	(a)	XBRL Taxonomy Extension Schema Document

*101.CAL	(a)	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	(a)	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	(a)	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract, compensatory plan or arrangement
#

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Alliance Data hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

(a)	Alliance Data Systems Corporation
(b)	WFN Credit Company
(c)	World Financial Network Credit Card Master Trust
(d)	World Financial Network Credit Card Master Note Trust

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

	By:	/s/ TIMOTHY P. KING
Timothy P. King
Executive Vice President and Chief Financial Officer

Date: August 6, 2019
	By:	/s/ LAURA SANTILLAN
Laura Santillan
Senior Vice President and Chief Accounting Officer

Date: August 6, 2019