Form 10-Q
period 2019-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2019-11-06
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑     No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ◻
Non-accelerated filer ☐	Smaller reporting company ☐
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

As of October 23, 2019, 46,056,204 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$4,512.5	$3,817.4
Accounts receivable, net, less allowance for doubtful accounts ($0.1 and $0.4 at September 30, 2019 and December 31, 2018, respectively)	450.8	404.0
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	12,534.0	13,418.3
Other credit card and loan receivables	5,393.9	4,436.7
Total credit card and loan receivables	17,927.9	17,855.0
Allowance for loan loss	(1,065.5)	(1,038.3)
Credit card and loan receivables, net	16,862.4	16,816.7
Credit card receivables held for sale	1,418.6	1,951.6
Inventories, net	250.4	248.0
Other current assets	695.3	293.2
Redemption settlement assets, restricted	593.6	558.6
Current assets of discontinued operations	—	622.2
Total current assets	24,783.6	24,711.7
Property and equipment, net	286.8	288.2
Right of use assets - operating	255.2	—
Deferred tax asset, net	44.9	44.0
Intangible assets, net	174.4	217.4
Goodwill	937.3	954.8
Other non-current assets	675.6	636.4
Long-term assets of discontinued operations	—	3,535.2
Total assets	$27,157.8	$30,387.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$436.4	$486.2
Accrued expenses	1,061.8	322.2
Current operating lease liabilities	23.6	—
Current portion of deposits	7,001.6	6,537.7
Current portion of non-recourse borrowings of consolidated securitization entities	2,040.9	2,717.6
Current portion of long-term and other debt	152.5	138.9
Other current liabilities	307.9	291.8
Deferred revenue	787.4	766.1
Current liabilities of discontinued operations	—	223.5
Total current liabilities	11,812.1	11,484.0
Deferred revenue	109.9	109.2
Deferred tax liability, net	80.1	256.5
Long-term operating lease liabilities	282.7	—
Deposits	5,500.5	5,256.0
Non-recourse borrowings of consolidated securitization entities	4,853.5	4,934.1
Long-term and other debt	2,693.6	5,586.5
Other liabilities	328.5	392.4
Long-term liabilities of discontinued operations	—	36.9
Total liabilities	25,660.9	28,055.6
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 113.5 shares and 113.0 shares at September 30, 2019 and December 31, 2018, respectively	1.1	1.1
Series A Non-Voting Convertible Preferred Stock, $0.01 par value; authorized, 0.3 shares; issued, 0.2 shares and 0.0 shares at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	3,255.6	3,172.4
Treasury stock, at cost, 67.4 shares and 59.6 shares at September 30, 2019 and December 31, 2018, respectively	(6,733.7)	(5,715.7)
Retained earnings	5,095.9	5,012.4
Accumulated other comprehensive loss	(122.0)	(138.1)
Total stockholders’ equity	1,496.9	2,332.1
Total liabilities and stockholders' equity	$27,157.8	$30,387.7

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Revenues
Services	$57.9	$61.9	$197.6	$257.4
Redemption, net	143.9	163.6	409.5	443.0
Finance charges, net	1,235.8	1,197.6	3,513.2	3,501.6
Total revenue	1,437.6	1,423.1	4,120.3	4,202.0
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	687.5	654.0	1,982.6	1,839.4
Provision for loan loss	297.3	196.8	806.8	846.3
General and administrative	31.8	43.6	127.4	121.3
Depreciation and other amortization	19.9	20.7	59.8	59.8
Amortization of purchased intangibles	25.0	28.2	73.4	86.5
Loss on extinguishment of debt	71.9	—	71.9	—
Total operating expenses	1,133.4	943.3	3,121.9	2,953.3
Operating income	304.2	479.8	998.4	1,248.7
Interest expense
Securitization funding costs	51.4	56.1	160.3	163.4
Interest expense on deposits	62.5	43.4	164.4	115.6
Interest expense on long-term and other debt, net	26.1	37.3	102.7	118.5
Total interest expense, net	140.0	136.8	427.4	397.5
Income from continuing operations before income taxes	164.2	343.0	571.0	851.2
Provision for income taxes	42.6	54.3	128.8	158.8
Income from continuing operations	$121.6	$288.7	$442.2	$692.4
(Loss) income from discontinued operations, net of taxes	(229.2)	7.8	(261.7)	(14.2)
Net (loss) income	$(107.6)	$296.5	$180.5	$678.2

Basic income (loss) per share (Note 3):
Income from continuing operations	$2.47	$5.27	$8.49	$12.55
(Loss) income from discontinued operations	$(4.69)	$0.14	$(5.12)	$(0.25)
Net (loss) income per share	$(2.22)	$5.41	$3.37	$12.30

Diluted income (loss) per share (Note 3):
Income from continuing operations	$2.41	$5.25	$8.50	$12.51
(Loss) income from discontinued operations	$(4.54)	$0.14	$(5.03)	$(0.26)
Net (loss) income per share	$(2.13)	$5.39	$3.47	$12.25

Weighted average shares (Note 3):
Basic	48.8	54.8	51.1	55.2
Diluted	50.4	55.0	52.1	55.4

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Net (loss) income	$(107.6)	$296.5	$180.5	$678.2

Other comprehensive (loss) income:
Unrealized gain (loss) on securities available-for-sale	0.3	(3.8)	16.5	(9.1)
Tax (expense) benefit	(0.5)	0.6	(2.3)	1.9
Unrealized (loss) gain on securities available-for-sale, net of tax	(0.2)	(3.2)	14.2	(7.2)

Unrealized gain (loss) on cash flow hedges	0.9	(0.9)	0.7	0.8
Tax (expense) benefit	(0.2)	0.2	(0.2)	(0.2)
Unrealized gain (loss) on cash flow hedges, net of tax	0.7	(0.7)	0.5	0.6

Unrealized gain on net investment hedge	—	4.8	6.5	30.2
Tax expense	—	(1.2)	(1.6)	(7.3)
Unrealized gain on net investment hedge, net of tax	—	3.6	4.9	22.9

Foreign currency translation adjustments (inclusive of deconsolidation of $26.8 million related to sale of business for both the three and nine months ended September 30, 2019)	(0.8)	(6.4)	(3.5)	(19.2)

Other comprehensive (loss) income, net of tax	(0.3)	(6.7)	16.1	(2.9)

Total comprehensive (loss) income, net of tax	$(107.9)	$289.8	$196.6	$675.3

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2019	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(in millions)
Balance at July 1, 2019	113.3	$1.1	0.2	$—	$3,259.6	$(5,980.6)	$5,233.3	$(121.7)	$2,391.7
Net loss	—	—	—	—	—	—	(107.6)	—	(107.6)
Recognition of foreign currency translation adjustments upon sale of business	—	—	—	—	—	—	—	26.8	26.8
Other comprehensive loss	—	—	—	—	—	—	—	(27.1)	(27.1)
Stock-based compensation	—	—	—	—	2.7	—	—	—	2.7
Repurchases of common stock	—	—	—	—	—	(753.1)	—	—	(753.1)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	—	—	(29.8)	—	(29.8)
Other	0.2	—	—	—	(6.7)	—	—	—	(6.7)
Balance at September 30, 2019	113.5	$1.1	0.2	$—	$3,255.6	$(6,733.7)	$5,095.9	$(122.0)	$1,496.9

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2018	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(in millions)
Balance at July 1, 2018	112.9	$1.1	—	$—	$3,132.7	$(5,371.7)	$4,493.6	$(136.4)	$2,119.3
Net income	—	—	—	—	—	—	296.5	—	296.5
Other comprehensive loss	—	—	—	—	—	—	—	(6.7)	(6.7)
Stock-based compensation	—	—	—	—	16.9	—	—	—	16.9
Repurchases of common stock	—	—	—	—	—	(102.5)	—	—	(102.5)
Dividends and dividend equivalent rights declared ($0.57 per common share)	—	—	—	—	—	—	(31.5)	—	(31.5)
Other	0.1	—	—	—	(0.8)	—	—	—	(0.8)
Balance at September 30, 2018	113.0	$1.1	—	$—	$3,148.8	$(5,474.2)	$4,758.6	$(143.1)	$2,291.2

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (CONTINUED)

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2019	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(in millions)
Balance at December 31, 2018	113.0	$1.1	—	$—	$3,172.4	$(5,715.7)	$5,012.4	$(138.1)	$2,332.1
Net income	—	—	—	—	—	—	180.5	—	180.5
Recognition of foreign currency translation adjustments upon sale of business	—	—	—	—	—	—	—	26.8	26.8
Other comprehensive loss	—	—	—	—	—	—	—	(10.7)	(10.7)
Stock-based compensation	—	—	—	—	54.0	—	—	—	54.0
Issuance of preferred stock	—	—	0.2	—	42.1	(42.1)	—	—	—
Repurchases of common stock	—	—	—	—	—	(975.9)	—	—	(975.9)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	—	—	(97.0)	—	(97.0)
Other	0.5	—	—	—	(12.9)	—	—	—	(12.9)
Balance at September 30, 2019	113.5	$1.1	0.2	$—	$3,255.6	$(6,733.7)	$5,095.9	$(122.0)	$1,496.9

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2018	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(in millions)
Balance at December 31, 2017	112.8	$1.1	—	$—	$3,099.8	$(5,272.5)	$4,167.1	$(140.2)	$1,855.3
Net income	—	—	—	—	—	—	678.2	—	678.2
Other comprehensive loss	—	—	—	—	—	—		(2.9)	(2.9)
Stock-based compensation	—	—	—	—	63.2	—	—	—	63.2
Repurchases of common stock	—	—	—	—	—	(201.7)	—	—	(201.7)
Dividends and dividend equivalent rights declared ($0.57 per common share)	—	—	—	—	—	—	(94.8)	—	(94.8)
Cumulative effect adjustment to retained earnings in accordance with ASC 606	—	—	—	—	—	—	9.6	—	9.6
Cumulative effect adjustment to retained earnings in accordance with ASU 2016-01	—	—	—	—	—	—	(1.5)	—	(1.5)
Other	0.2	—	—	—	(14.2)	—	—	—	(14.2)
Balance at September 30, 2018	113.0	$1.1	—	$—	$3,148.8	$(5,474.2)	$4,758.6	$(143.1)	$2,291.2

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2019	2018
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$180.5	$678.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206.4	366.2
Deferred income taxes	(187.0)	(30.3)
Provision for loan loss	806.8	846.3
Non-cash stock compensation	54.3	64.2
Amortization of deferred financing costs	32.6	36.2
Gain on sale of business	(512.2)	—
Loss on extinguishment of debt	71.9	—
Asset impairment charges	49.3	—
Change in deferred revenue	(4.3)	(26.2)
Change in other operating assets and liabilities, net of sale of business	616.1	(195.3)
Originations of credit card and loan receivables held for sale	—	(4,799.0)
Sales of credit card and loan receivables held for sale	—	4,928.8
Other	215.8	156.3
Net cash provided by operating activities	1,530.2	2,025.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(7.0)	(37.4)
Change in credit card and loan receivables	(678.2)	(708.1)
Proceeds from sale of business	4,369.6	—
Purchase of credit card portfolios	(924.8)	—
Proceeds from sale of credit card portfolios	980.0	55.4
Payments for acquired businesses, net of cash	(6.7)	—
Capital expenditures	(119.2)	(149.3)
Purchases of other investments	(13.8)	(72.6)
Maturities/sales of other investments	46.7	43.1
Other	3.9	8.2
Net cash provided by (used in) investing activities	3,650.5	(860.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	2,092.3	3,207.3
Repayments of borrowings	(4,979.8)	(3,466.0)
Non-recourse borrowings of consolidated securitization entities	3,576.8	2,577.3
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(4,332.2)	(3,915.0)
Net increase in deposits	709.4	421.3
Payment of debt extinguishment costs	(46.1)	—
Payment of deferred financing costs	(27.1)	(21.3)
Dividends paid	(97.4)	(94.5)
Purchase of treasury shares	(975.9)	(197.0)
Other	(16.1)	(18.1)
Net cash used in financing activities	(4,096.1)	(1,506.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	(3.1)
Change in cash, cash equivalents and restricted cash	1,084.0	(344.4)
Cash, cash equivalents and restricted cash at beginning of period	3,967.7	4,314.7
Cash, cash equivalents and restricted cash at end of period	$5,051.7	$3,970.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$519.1	$527.5
Income taxes paid, net	$224.0	$188.5

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets; (2) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP. The Company’s unaudited condensed consolidated financial statements have been presented with its Epsilon segment as a discontinued operation. See Note 5, “Discontinued Operations,” for more information. Beginning with the first quarter of 2019, the Company’s products and services are reported under two segments—LoyaltyOne® and Card Services.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to utilize a financial instrument impairment model to establish an allowance based on expected losses over the life of the exposure rather than a model based on an incurred loss approach. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance. In addition, ASU 2016-13 modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The Company formed a cross-functional implementation team and is finalizing the development of loss forecasting models, technological solutions and processes to satisfy the requirements of ASU 2016-13. Management is finalizing key accounting interpretations, segmentation and the time period over which losses can be reasonably estimated. The Company began the process of performing parallel runs under both the incurred loss method and the current expected credit loss method. While the Company is currently unable to reasonably estimate the impact of adoption, the Company expects the adoption of the standard to significantly increase its allowance for loan loss. Any adjustments to the change in the allowance for loan loss at adoption would be recorded through a cumulative-effect adjustment to retained earnings. The extent of the impact upon adoption will depend on the asset quality of the Company’s credit card and loan receivables portfolio, and economic conditions and forecasts at adoption.

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements from Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The effect of the adoption of ASU 2018-13 will be a change to the disclosure requirements for certain fair value measurements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” ASU 2018-15 requires customers in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, “Intangibles—Goodwill and Other—Internal-Use Software,” to determine which implementation costs may be capitalized. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its consolidated financial statements.

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

2. REVENUE

As discussed in Note 5, “Discontinued Operations,” in the first quarter of 2019 the Company’s Epsilon segment was classified as a discontinued operation and sold on July 1, 2019. As such, beginning with the first quarter of 2019, the Company’s products and services are reported under two segments—LoyaltyOne and Card Services, as shown below.

The following tables present revenue disaggregated by major source:

			Corporate/
Three Months Ended September 30, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$72.0	$—	$—	$72.0
Short-term loyalty programs	144.2	—	—	144.2
Servicing fees, net	—	(43.8)	—	(43.8)
Other	26.1	—	0.1	26.2
Revenue from contracts with customers	$242.3	$(43.8)	$0.1	$198.6

Finance charges, net	—	1,235.8	—	1,235.8
Investment income	3.2	—	—	3.2
Total	$245.5	$1,192.0	$0.1	$1,437.6

			Corporate/
Three Months Ended September 30, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$83.8	$—	$—	$83.8
Short-term loyalty programs	148.4	—	—	148.4
Servicing fees, net	—	(34.7)	—	(34.7)
Other	25.1	—	—	25.1
Revenue from contracts with customers	$257.3	$(34.7)	$—	$222.6

Finance charges, net	—	1,197.6	—	1,197.6
Investment income	2.9	—	—	2.9
Total	$260.2	$1,162.9	$—	$1,423.1

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Nine Months Ended September 30, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$214.8	$—	$—	$214.8
Short-term loyalty programs	406.9	—	—	406.9
Servicing fees, net	—	(93.9)	—	(93.9)
Other	69.7	—	0.3	70.0
Revenue from contracts with customers	$691.4	$(93.9)	$0.3	$597.8

Finance charges, net	—	3,513.2	—	3,513.2
Investment income	9.3	—	—	9.3
Total	$700.7	$3,419.3	$0.3	$4,120.3

			Corporate/
Nine Months Ended September 30, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$266.2	$—	$—	$266.2
Short-term loyalty programs	392.8	—	—	392.8
Servicing fees, net	—	(35.1)	—	(35.1)
Other	67.6	—	0.4	68.0
Revenue from contracts with customers	$726.6	$(35.1)	$0.4	$691.9

Finance charges, net	—	3,501.6	—	3,501.6
Investment income	8.5	—	—	8.5
Total	$735.1	$3,466.5	$0.4	$4,202.0

The following tables present revenue disaggregated by geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

			Corporate/
Three Months Ended September 30, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$12.3	$1,192.0	$0.1	$1,204.4
Canada	88.9	—	—	88.9
Europe, Middle East and Africa	77.0	—	—	77.0
Asia Pacific	40.0	—	—	40.0
Other	27.3	—	—	27.3
Total	$245.5	$1,192.0	$0.1	$1,437.6

			Corporate/
Three Months Ended September 30, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$4.7	$1,162.9	$—	$1,167.6
Canada	102.4	—	—	102.4
Europe, Middle East and Africa	107.1	—	—	107.1
Asia Pacific	32.0	—	—	32.0
Other	14.0	—	—	14.0
Total	$260.2	$1,162.9	$—	$1,423.1

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Nine Months Ended September 30, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$28.2	$3,419.3	$0.3	$3,447.8
Canada	263.3	—	—	263.3
Europe, Middle East and Africa	276.0	—	—	276.0
Asia Pacific	81.6	—	—	81.6
Other	51.6	—	—	51.6
Total	$700.7	$3,419.3	$0.3	$4,120.3

			Corporate/
Nine Months Ended September 30, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$16.7	$3,466.5	$0.4	$3,483.6
Canada	313.4	—	—	313.4
Europe, Middle East and Africa	295.2	—	—	295.2
Asia Pacific	77.5	—	—	77.5
Other	32.3	—	—	32.3
Total	$735.1	$3,466.5	$0.4	$4,202.0

Contract Liabilities

The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES® reward mile and the reward products for its short-term loyalty programs.

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(in millions)
Balance at January 1, 2019	$248.0	$627.3	$875.3
Cash proceeds	138.7	226.5	365.2
Revenue recognized (1)	(144.9)	(225.2)	(370.1)
Other	—	0.7	0.7
Effects of foreign currency translation	7.4	18.8	26.2
Balance at September 30, 2019	$249.2	$648.1	$897.3
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$139.3	$648.1	$787.4
Deferred revenue (non-current)	$109.9	$—	$109.9
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $45.9 million in 2019, $117.0 million in 2020, $65.7 million in 2021, and $20.6 million in 2022.

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2019 was $110.2 million and the closing balance as of September 30, 2019 was $115.4 million, with the change due to cash payments received in advance of program performance, offset in part by revenue recognized of approximately $350.1 million during the nine months ended September 30, 2019.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Basic income per share:
Numerator:
Income from continuing operations	$121.6	$288.7	$442.2	$692.4
Less: Dividends declared on preferred stock	0.9	—	2.8	—
Less: Allocation of undistributed earnings (1)	—	—	5.8	—
Income from continuing operations - basic	120.7	288.7	433.6	692.4
(Loss) income from discontinued operations, net of tax	(229.2)	7.8	(261.7)	(14.2)
Net (loss) income - basic	$(108.5)	$296.5	$171.9	$678.2

Denominator:
Weighted average shares, basic	48.8	54.8	51.1	55.2

Basic income (loss) attributable to common stockholders per share:
Income from continuing operations	$2.47	$5.27	$8.49	$12.55
(Loss) income from discontinued operations	$(4.69)	$0.14	$(5.12)	$(0.25)
Net (loss) income per share	$(2.22)	$5.41	$3.37	$12.30

Diluted income per share (2):
Numerator:
Income from continuing operations	$121.6	$288.7	$442.2	$692.4
(Loss) income from discontinued operations, net of tax	(229.2)	7.8	(261.7)	(14.2)
Net (loss) income	$(107.6)	$296.5	$180.5	$678.2

Denominator:
Weighted average shares, basic	48.8	54.8	51.1	55.2
Weighted average effect of dilutive securities:
Shares from assumed conversion of preferred stock	1.5	—	0.9	—
Net effect of dilutive stock options and unvested restricted stock (3)	0.1	0.2	0.1	0.2
Denominator for diluted calculation	50.4	55.0	52.1	55.4

Diluted income (loss) attributable to common stockholders per share:
Income from continuing operations	$2.41	$5.25	$8.50	$12.51
(Loss) income from discontinued operations	$(4.54)	$0.14	$(5.03)	$(0.26)
Net (loss) income per share	$(2.13)	$5.39	$3.47	$12.25
(1)	In accordance with ASC 260, “Earnings Per Share,” in the period of net loss, the loss was not allocated to the participating security as it does not have a contractual obligation to share in the losses.
(2)	Computed using the if-converted method, as the result was more dilutive.
(3)	For the three and nine months ended September 30, 2019, 0.2 million and 0.2 million of restricted stock units, respectively, were excluded from the calculation of weighted average dilutive common shares as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2018, excluded amounts were de minimis.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On April 25, 2019, the Company entered into an exchange agreement with ValueAct Holdings, L.P. pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of the Company’s common stock for an aggregate of 150,000 shares of Series A Non-Voting Convertible Preferred Stock (“preferred stock”). See Note 15, “Stockholders’ Equity,” for more information. During the periods that included the Company’s preferred stock, basic and diluted earnings per share (“EPS”) were computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

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

5. DISCONTINUED OPERATIONS

Effective April 12, 2019, the Company entered into a definitive agreement to sell its Epsilon segment to Publicis Groupe S.A. for $4.4 billion in cash, subject to certain adjustments specified therein. Beginning in the first quarter of 2019, Epsilon met the criteria set forth in ASC 205-20, “Presentation of Financial Statements — Discontinued Operations,” and was presented as a discontinued operation in the Company’s Form 10-Q reports for the periods ended March 31, 2019 and June 30, 2019.

The sale of Epsilon was completed on July 1, 2019, and the pre-tax gain is shown in the table below.

July 1,
2019
(in millions)
Consideration received (1)	$4,451.9
Net carrying value of assets and liabilities (including other comprehensive income)	3,939.7
Pre-tax gain on deconsolidation	$512.2
(1)	Consideration as defined included cash associated with the sold Epsilon entities, which was $42.2 million.

The Company recorded transaction costs of approximately $41.4 million and $79.0 million for the three and nine months ended September 30, 2019, respectively, and recorded an after-tax loss on sale of $252.1 million, which is included in loss from discontinued operations, net of taxes. Following the sale of Epsilon, Card Services has continued its existing contractual relationships with Epsilon for digital marketing services.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the results of discontinued operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Revenue	$—	$537.6	$999.6	$1,561.2
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	45.1	421.8	953.9	1,269.9
Depreciation and other amortization	—	29.0	29.7	86.2
Amortization of purchased intangibles	—	44.6	43.5	133.8
Interest expense (1)	—	32.1	64.1	96.2
Gain on sale of Epsilon	(512.2)	—	(512.2)	—
Income (loss) before provision (benefit) from income taxes	467.1	10.1	420.6	(24.9)
Provision (benefit) for income taxes	696.3	2.3	682.3	(10.7)
(Loss) income from discontinued operations, net of taxes	$(229.2)	$7.8	$(261.7)	$(14.2)
(1)	On April 30, 2019, the Company amended its credit agreement, which among other items, provided that upon consummation of the sale of Epsilon, a mandatory payment of $500.0 million of the revolving credit facility was required and all of the Company’s outstanding senior notes was required to be redeemed. As such, for the three and nine months ended September 30, 2019, interest expense has been allocated to discontinued operations on the basis of the Company’s $500.0 million mandatory repayment of its revolving line of credit and $1.9 billion in senior notes outstanding.

The following table summarizes the assets and liabilities of discontinued operations at December 31, 2018:

December 31,
2018
(in millions)
Assets:
Cash and cash equivalents	$45.7
Accounts receivable, net	519.9
Other current assets	56.6
Property and equipment, net	306.9
Intangible assets, net	322.3
Goodwill	2,886.2
Other assets	19.8
Total assets of discontinued operations	$4,157.4

Liabilities:
Accounts payable	$72.2
Accrued expenses	98.8
Other current liabilities	52.5
Other liabilities	36.9
Total liabilities of discontinued operations	$260.4

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Depreciation and amortization and capital expenditures from discontinued operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Depreciation and amortization	$—	$73.6	$73.2	$220.0
Capital expenditures	$—	$27.7	$55.8	$81.7

6. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	September 30,	December 31,
	2019	2018
	(in millions)
Principal receivables	$16,922.1	$16,869.9
Billed and accrued finance charges	955.5	898.3
Other	50.3	86.8
Total credit card and loan receivables	17,927.9	17,855.0
Less: Credit card receivables – restricted for securitization investors	12,534.0	13,418.3
Other credit card and loan receivables	$5,393.9	$4,436.7

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Balance at beginning of period	$1,010.9	$1,189.0	$1,038.3	$1,119.3
Provision for loan loss	297.3	196.8	806.8	846.3
Allowance associated with credit card receivables transferred to held for sale	—	(18.3)	—	(30.0)
Change in estimate for uncollectible unpaid interest and fees	—	5.0	(10.0)	15.0
Recoveries	53.4	56.9	169.9	137.0
Principal charge-offs	(296.1)	(314.8)	(939.5)	(973.0)
Balance at end of period	$1,065.5	$1,114.6	$1,065.5	$1,114.6

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. Actual charge-offs for unpaid interest and fees were $173.6 million and $193.8 million for the three months ended September 30, 2019 and 2018, respectively, and $586.2 million and $575.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	September 30,	% of	December 31,	% of
	2019	Total	2018	Total
	(in millions, except percentages)
Receivables outstanding - principal	$16,922.1	100.0%	$16,869.9	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$315.7	1.9%	$303.2	1.8%
61 to 90 days	222.8	1.3	207.9	1.3
91 or more days	454.5	2.7	443.4	2.6
Total	$993.0	5.9%	$954.5	5.7%

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

The Company had $292.7 million and $292.4 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $78.7 million and $101.3 million, respectively, as of September 30, 2019 and December 31, 2018. These modified credit card receivables represented less than 2% of the Company’s total credit card receivables as of both September 30, 2019 and December 31, 2018.

The average recorded investment in impaired credit card receivables was $289.5 million and $338.9 million for the three months ended September 30, 2019 and 2018, respectively, and $292.6 million and $352.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $5.4 million and $6.7 million for the three months ended September 30, 2019 and 2018, respectively, and $17.1 million and $22.0 million for the nine months ended September 30, 2019 and 2018, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	65,819	$94.1	$94.0	194,323	$285.1	$284.7

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	79,317	$106.6	$106.5	429,625	$520.9	$520.3

The table below summarizes troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	25,815	$36.0	105,710	$141.3

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	55,217	$66.4	258,812	$293.9

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of September 30, 2019 and December 31, 2018, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:

	September 30, 2019
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(in millions, except percentages)
0-12 Months	6.2	27.3%	$4,104.4	24.2%
13-24 Months	3.7	16.3	2,707.0	16.0
25-36 Months	3.0	13.2	2,366.3	14.0
37-48 Months	2.1	9.5	1,815.0	10.7
49-60 Months	1.7	7.3	1,485.0	8.8
Over 60 Months	6.0	26.4	4,444.4	26.3
Total	22.7	100.0%	$16,922.1	100.0%

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

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company’s credit card and loan receivables by obligor credit quality as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
		Percentage of		Percentage of
	Total Principal	Principal	Total Principal	Principal
Probability of an Account Becoming 91 or More Days Past	Receivables	Receivables	Receivables	Receivables
Due or Becoming Charged-off (within the next 12 months)	Outstanding	Outstanding	Outstanding	Outstanding
	(in millions, except percentages)
No Score	$212.2	1.3%	$249.0	1.5%
27.1% and higher	1,529.0	9.0	1,394.0	8.2
17.1% - 27.0%	1,035.9	6.1	770.1	4.6
12.6% - 17.0%	1,055.0	6.2	1,047.6	6.2
3.7% - 12.5%	7,417.4	43.9	6,877.6	40.8
1.9% - 3.6%	2,844.3	16.8	3,060.7	18.1
Lower than 1.9%	2,828.3	16.7	3,470.9	20.6
Total	$16,922.1	100.0%	$16,869.9	100.0%

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $1,418.6 million and $1,951.6 million as of September 30, 2019 and December 31, 2018, respectively.

In June 2019, the Company transferred one credit card portfolio totaling approximately $510.3 million into credit card receivables held for sale.

During the nine months ended September 30, 2019, the Company sold six credit card portfolios for preliminary cash consideration of approximately $980.0 million, subject to customary sale price adjustments, and recognized approximately $21.1 million in net gains on the transactions.

The Company recorded portfolio valuation adjustments, which are reflected in cost of operations expense, of $61.2 million and $28.1 million for the three months ended September 30, 2019 and 2018, respectively, and $161.1 million and $64.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Portfolio Acquisitions

During the nine months ended September 30, 2019, the Company acquired four credit card portfolios for cash consideration of approximately $924.8 million, which consisted of approximately $844.6 million of credit card receivables, $35.1 million of intangible assets and $45.1 million of other non-current assets, subject to customary purchase price adjustments.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore not reflected in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	September 30,	December 31,
	2019	2018
	(in millions)
Total credit card receivables – restricted for securitization investors	$12,534.0	$13,418.3
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$299.6	$301.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Net charge-offs of securitized principal	$206.0	$235.2	$670.1	$720.5

7. INVENTORIES, NET

Inventories, net of $250.4 million and $248.0 million at September 30, 2019 and December 31, 2018, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience. For the three and nine months ended September 30, 2019, the Company recorded an inventory write-down of $15.4 million and $18.8 million, respectively, on certain discontinued product lines. See Note 12, “Restructuring and Other Charges,” for more information.

8. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets. The principal components of other investments, which are carried at fair value, are as follows:

	September 30, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(in millions)
Marketable securities	$264.6	$2.8	$(0.3)	$267.1	$272.8	$0.1	$(6.5)	$266.4
U.S. Treasury bonds	—	—	—	—	25.0	—	(0.1)	24.9
Total	$264.6	$2.8	$(0.3)	$267.1	$297.8	$0.1	$(6.6)	$291.3

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Marketable securities	$22.2	$(0.1)	$17.1	$(0.2)	$39.3	$(0.3)
Total	$22.2	$(0.1)	$17.1	$(0.2)	$39.3	$(0.3)

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

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at September 30, 2019 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in millions)
Due in one year or less	$31.2	$31.2
Due after one year through five years	1.7	1.7
Due after five years through ten years	—	—
Due after ten years	231.7	234.2
Total	$264.6	$267.1

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of September 30, 2019, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the three and nine months ended September 30, 2019 and 2018.

9. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	September 30, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(in millions)
Restricted cash	$45.4	$—	$—	$45.4	$43.9	$—	$—	$43.9
Mutual funds	24.8	—	—	24.8	23.2	—	—	23.2
Corporate bonds	521.9	2.9	(1.4)	523.4	497.5	0.1	(6.1)	491.5
Total	$592.1	$2.9	$(1.4)	$593.6	$564.6	$0.1	$(6.1)	$558.6

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Corporate bonds	$95.0	$(0.5)	$214.3	$(0.9)	$309.3	$(1.4)
Total	$95.0	$(0.5)	$214.3	$(0.9)	$309.3	$(1.4)

	December 31, 2018
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Corporate bonds	$31.2	$(0.1)	$414.4	$(6.0)	$445.6	$(6.1)
Total	$31.2	$(0.1)	$414.4	$(6.0)	$445.6	$(6.1)

The amortized cost and estimated fair value of the securities at September 30, 2019 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in millions)
Due in one year or less	$122.3	$122.2
Due after one year through five years	397.6	399.5
Due after five year through ten years	26.8	26.5
Total	$546.7	$548.2

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of September 30, 2019, the Company does not consider the investments to be other-than-temporarily impaired.

Realized gains and losses from the sale of investment securities for the three and nine months ended September 30, 2019 and 2018 were de minimis.

10. LEASES

The Company has operating leases for general office properties, warehouses, data centers, call centers, automobiles and certain equipment. As of September 30, 2019, the Company’s leases have remaining lease terms of less than 1 year to 19 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in millions)
Operating lease cost	$10.2	$30.9
Short-term lease cost	0.7	1.9
Variable lease cost	2.0	5.6
Total	$12.9	$38.4

Other information related to leases was as follows:

September 30,
2019
Weighted-average remaining lease term (in years):
Operating leases	11.5
Weighted-average discount rate:
Operating leases	5.2%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.0	$34.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4.0	$13.8

Maturities of the lease liabilities as of September 30, 2019 were as follows:

Operating
Year	Leases
(in millions)
2019 (excluding the nine months ended September 30, 2019)	$8.2
2020	40.5
2021	38.3
2022	37.2
2023	35.4
Thereafter	257.3
Total undiscounted lease liabilities	416.9
Less: Amount representing interest	(110.6)
Total present value of minimum lease payments	$306.3

Amounts recognized in the September 30, 2019 consolidated balance sheet:
Current operating lease liabilities	$23.6
Long-term operating lease liabilities	282.7
Total	$306.3

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2019
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(in millions)
Finite Lived Assets
Customer contracts and lists	$316.1	$(259.6)	$56.5	7 years—straight line
Premium on purchased credit card portfolios	255.5	(145.4)	110.1	3-13 years—straight line
Collector database	52.8	(51.7)	1.1	5 years—straight line
Tradenames	31.0	(25.5)	5.5	8-15 years—straight line
	$655.4	$(482.2)	$173.2
Indefinite Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$656.6	$(482.2)	$174.4

	December 31, 2018
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(in millions)
Finite Lived Assets
Customer contracts and lists	$339.5	$(244.4)	$95.1	3-7 years—straight line
Premium on purchased credit card portfolios	286.0	(172.9)	113.1	3-13 years—straight line
Collector database	51.3	(49.9)	1.4	5 years—straight line
Tradenames	32.5	(25.9)	6.6	8-15 years—straight line
	$709.3	$(493.1)	$216.2
Indefinite Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$710.5	$(493.1)	$217.4

As part of the portfolio acquisitions during the nine months ended September 30, 2019, the Company acquired $35.1 million of intangible assets, consisting of $21.5 million of customer relationships being amortized over a life of 3.0 years and $13.6 million of marketing relationships being amortized over a life of 6.3 years.

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in millions)
2019 (excluding the nine months ended September 30, 2019)	$21.8
2020	81.1
2021	23.4
2022	17.1
2023	12.6
Thereafter	17.2

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne	Card Services	Total
	(in millions)
Balance at December 31, 2018	$693.1	$261.7	$954.8
Goodwill acquired during the period	—	2.3	2.3
Effects of foreign currency translation	(19.8)	—	(19.8)
Balance at September 30, 2019	$673.3	$264.0	$937.3

The Company tests goodwill for impairment annually, as of July 31, or when events and circumstances change that would indicate the carrying value may not be recoverable. Under the Company’s annual goodwill impairment test, the fair value of the reporting units was not yet complete. Events and circumstances that have occurred during the current year, in particular the third quarter of 2019, may have a negative impact on the fair value of the reporting units.

12. RESTRUCTURING AND OTHER CHARGES

First quarter 2019

In the first quarter of 2019, BrandLoyalty incurred $7.9 million in restructuring charges associated with the wind-down of Merison, a retail marketing division included in the LoyaltyOne segment. The restructuring charges consisted of inventory impairment charges of $3.4 million, contract termination costs of $2.1 million, fixed asset impairment charges of $1.2 million and termination benefits of $1.2 million. These charges were recorded to cost of operations in the Company’s unaudited condensed consolidated statements of income.

Second quarter 2019

Effective April 12, 2019, the Company entered into a definitive agreement to sell its Epsilon segment to Publicis Groupe S.A. for $4.4 billion in cash, subject to certain adjustments specified therein. Due to the pending sale of Epsilon, the Company incurred restructuring charges at Corporate as a result of efforts to realign the organization. For the three months ended June 30, 2019, the Company incurred termination benefits of $11.3 million and asset impairment charges of $11.1 million related to assets primarily utilized to support the Epsilon segment. These restructuring and other charges were recorded to general and administrative expense in the Company’s unaudited condensed consolidated statements of income.

Third quarter 2019

Following the July 1, 2019 sale of Epsilon, executive management and members of the Company’s Board of Directors evaluated the cost structure and potential cost-saving initiatives at the remaining lines of business, in particular at LoyaltyOne and an expansion of second-quarter actions taken at Corporate. Restructuring charges incurred for the three months ended September 30, 2019 included the following:

●	At the LoyaltyOne segment, termination benefits of $8.1 million were incurred, primarily related to changes in management structure, and asset impairment charges of $33.5 million were recorded related to the discontinuance of certain product lines within inventory and the impairment of certain prepaid assets and fixed assets. LoyaltyOne also incurred lease termination costs of $0.2 million related to the closure of leased office space and contract termination costs of $0.2 million.
●	At Corporate, restructuring charges included termination benefits of $3.3 million, primarily related to changes in management structure, lease termination costs of $6.8 million related to the reduction of its leased office space, as well as other exit costs of $0.7 million.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

●	At the Card Services segment, lease termination costs of $1.9 million were incurred related to the reduction of its leased office space as well as the related impairment of certain assets of $0.2 million.

Restructuring and other charges incurred at Corporate were recorded to general and administrative expense in the Company’s unaudited condensed consolidated statements of income. Restructuring and other charges incurred in the LoyaltyOne and Card Services segments were recorded to cost of operations in the Company’s unaudited condensed consolidated statements of income. Restructuring and other charges incurred by reportable segment for all restructuring activities for the periods presented are as follows:

	Termination	Asset	Lease	Other
Three Months Ended September 30, 2019	Benefits	Impairments	Termination Costs	Exit Costs	Total
	(in millions)
Corporate/Other	$3.3	$—	$6.8	$0.7	$10.8
LoyaltyOne	8.1	33.5	0.2	0.2	42.0
Card Services	—	0.2	1.9	—	2.1
Total	$11.4	$33.7	$8.9	$0.9	$54.9

	Termination	Asset	Lease	Other
Nine Months Ended September 30, 2019	Benefits	Impairments	Termination Costs	Exit Costs	Total
	(in millions)
Corporate/Other	$14.5	$11.1	$6.8	$0.7	$33.1
LoyaltyOne	9.4	38.0	0.2	2.3	49.9
Card Services	—	0.2	1.9	—	2.1
Total	$23.9	$49.3	$8.9	$3.0	$85.1

The Company’s liability for restructuring and other charges is recognized in accrued expenses in its unaudited condensed consolidated balance sheets. The following table summarizes the activities related to the restructuring and other charges, as discussed above, for the three and nine months ended September 30, 2019:

	Termination	Asset	Lease	Other
Three Months Ended September 30, 2019	Benefits	Impairments	Termination Costs	Exit Costs	Total
	(in millions)
Liability as of June 30, 2019	$7.7	$—	$—	$—	$7.7
Charged to expense	11.4	33.7	8.9	0.9	54.9
Adjustments for non-cash charges (1)	—	(33.7)	0.7	(0.1)	(33.1)
Cash payments	(3.7)	—	(7.6)	(0.7)	(12.0)
Liability as of September 30, 2019	$15.4	$—	$2.0	$0.1	$17.5

	Termination	Asset	Lease	Other
Nine Months Ended September 30, 2019	Benefits	Impairments	Termination Costs	Exit Costs	Total
	(in millions)
Liability as of December 31, 2018	$—	$—	$—	$—	$—
Charged to expense	23.9	49.3	8.9	3.0	85.1
Adjustments for non-cash charges (1)	—	(49.3)	0.7	(0.1)	(48.7)
Cash payments	(8.5)	—	(7.6)	(2.8)	(18.9)
Liability as of September 30, 2019	$15.4	$—	$2.0	$0.1	$17.5
(1)	Adjustments for non-cash charges primarily relate to asset impairments. For both the three and nine months ended September 30, 2019, lease termination costs were netted against a $0.7 million gain upon derecognition of right-of-use assets and related lease liabilities.

The Company’s outstanding liability related to restructuring and other charges is expected to be settled by the end of 2020. In October 2019, executive management prepared an expense reduction plan for its Card Services segment. Total restructuring charges expected to be incurred under this plan range from $15 million to $20 million, with actions to be

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

completed in the fourth quarter of 2019. The Company may incur additional restructuring charges in its LoyaltyOne segment following an evaluation of potential office consolidations or closures.

13. DEBT

Debt consists of the following:

	September 30,	December 31,
Description	2019	2018	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$—	$740.0	June 2021	(1)
2017 term loans	2,861.8	2,938.1	June 2021	(1)
BrandLoyalty credit agreement	—	183.7	June 2020	(2)
Senior notes due 2021	—	500.0	—	—
Senior notes due 2022	—	600.0	—	—
Senior notes due 2022 (€400.0 million)	—	458.8	—	—
Senior notes due 2023 (€300.0 million)	—	344.1	—	—
Total long-term and other debt	2,861.8	5,764.7
Less: Unamortized debt issuance costs	15.7	39.3
Less: Current portion	152.5	138.9
Long-term portion	$2,693.6	$5,586.5

Deposits:
Certificates of deposit	$8,973.0	$8,395.1	Various – Oct 2019 – Sept 2024	1.33% to 4.00%
Money market deposits	3,555.9	3,424.3	Non-maturity	(3)
Total deposits	12,528.9	11,819.4
Less: Unamortized debt issuance costs	26.8	25.7
Less: Current portion	7,001.6	6,537.7
Long-term portion	$5,500.5	$5,256.0

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$5,262.9	$4,893.3	Various – Oct 2019 – Sept 2022	1.72% to 3.95%
Conduit asset-backed securities	1,645.0	2,770.0	Various – Sep 2020 – Apr 2021	(4)
Total non-recourse borrowings of consolidated securitization entities	6,907.9	7,663.3
Less: Unamortized debt issuance costs	13.5	11.6
Less: Current portion	2,040.9	2,717.6
Long-term portion	$4,853.5	$4,934.1
(1)	The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At September 30, 2019, the weighted average interest rate was 3.79% for both the revolving line of credit and term loans.
(2)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At September 30, 2019, the weighted average interest rate was 1.25% for the BrandLoyalty credit agreement.
(3)	The interest rates are based on the Federal Funds rate plus an applicable margin. At September 30, 2019, the interest rates ranged from 1.90% to 3.50%.
(4)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At September 30, 2019, the interest rates ranged from 3.03% to 3.24%.

At September 30, 2019, the Company was in compliance with its financial covenants.

Long-term and Other Debt

In February 2019, Alliance Data International LLC became an additional guarantor under the credit agreement.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On April 30, 2019, the Company amended its credit agreement to provide that, upon consummation of the sale of Epsilon, the maturity date of the credit agreement would be reduced by one year from June 14, 2022 to June 14, 2021, a mandatory payment of $500 million of the revolving credit facility would be required, the aggregate revolving credit commitments would be reduced in the same amount (to $1,072.4 million), all of the Company’s outstanding senior notes would be required to be redeemed, net proceeds from future asset sales in excess of $50 million must be applied to repayment of the credit agreement and certain other minor amendments.

In July 2019, the Company made a mandatory payment of $500.0 million of the revolving credit facility, with the aggregate revolving credit commitments reduced to $1,072.4 million, and extinguished all of its senior notes, which had an outstanding balance of $1.9 billion. The Company incurred a loss from the extinguishment of debt of approximately $71.9 million, resulting from the redemption price of each of the notes of $49.9 million and the write-off of deferred issuance costs of $22.0 million.

As of September 30, 2019, the Company’s credit agreement, as amended, provided for $3,052.6 million in term loans subject to certain principal repayments and a $1,072.4 million revolving line of credit, with $1,072.4 million total availability.

BrandLoyalty Credit Agreement

In September 2019, the Company repaid the €115.0 million in term loans outstanding under the BrandLoyalty credit agreement, originally scheduled to mature in June 2020, and repaid the €32.5 million amount outstanding under the revolving line of credit. As of September 30, 2019, there were no amounts outstanding under the BrandLoyalty credit agreement.

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

In August 2019, $444.7 million of Series 2017-B asset-backed term notes, $44.7 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

In September 2019, Master Trust I issued $684.2 million of Series 2019-C asset-backed term notes, which mature in September 2022. The offering consisted of $600.0 million of Class A notes with a fixed interest rate of 2.21% per year, $53.4 million of Class M notes with a fixed interest rate of 2.71% per year and $30.8 million of notes that were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets.

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

As of September 30, 2019, total capacity under the conduit facilities was $4.7 billion, of which $1.6 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

14. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At September 30, 2019, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of September 30, 2019, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is 10 months.

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

The following tables present the fair values of the derivative instruments included within the Company’s unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(in millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$41.3	$1.6	Other current assets	October 2019 to June 2020
Foreign currency exchange hedges	$20.6	$0.6	Other current liabilities	November 2019 to July 2020

	December 31, 2018
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(in millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$5.2	$0.3	Other current assets	January 2019 to April 2019
Foreign currency exchange hedges	$20.3	$0.3	Other current liabilities	March 2019 to November 2019

Not designated as hedging instruments:
Foreign currency exchange forward contract	$61.6	$3.5	Other current assets	January 2019 to February 2019

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Derivatives Designated as Hedging Instruments

Gains of $0.7 million and $0.5 million, net of tax, were recognized in other comprehensive income for the three and nine months ended September 30, 2019, respectively, related to foreign currency exchange hedges designated as effective. Losses of $0.7 million and gains of $0.6 million, net of tax, were recognized in other comprehensive income for the three and nine months ended September 30, 2018, respectively, related to foreign currency exchange hedges designated as effective.

Changes in the fair value of these hedges are recorded in other comprehensive income until the hedged transactions affect net income. Reclassifications from accumulated other comprehensive loss into net income (cost of operations) for each of the periods presented were not material. At September 30, 2019, $0.3 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

Derivatives Not Designated as Hedging Instruments

As of September 30, 2019, the Company did not hold any derivatives not designated as hedging instruments.

For the three and nine months ended September 30, 2019, gains of $1.0 million and losses of $1.4 million, respectively, related to foreign currency exchange forward contracts not designated as hedging instruments were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of income.

For the three and nine months ended September 30, 2018, losses of $1.1 million and gains of $7.1 million, respectively, related to foreign currency exchange forward contracts not designated as hedging instruments were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of income.

Net Investment Hedge

The Company designated its Euro-denominated 5.250% senior notes due 2023 (€300.0 million) and €340.0 million of its Euro-denominated 4.500% senior notes due 2022 (€400.0 million) as a net investment hedge of its investment in BrandLoyalty on an after-tax basis. The net investment hedge was intended to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar.

On July 1, 2019, the Company dedesignated its net investment hedge, and the Euro-denominated senior notes were repaid in July 2019. The unamortized amount of the net investment hedge will remain in accumulated other comprehensive income (loss) until the Company’s investment in BrandLoyalty is disposed of or substantially liquidated.

There were no gains or losses recorded for the three months ended September 30, 2019. For the three months ended September 30, 2018, gains of $3.6 million, net of tax, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedge. For the nine months ended September 30, 2019 and 2018, gains of $4.9 million and $22.9 million, net of tax, respectively, were recognized in other comprehensive income and no ineffectiveness was recorded on the net investment hedge.

15. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

On September 10, 2019, Comenity Capital Bank submitted a bank merger application to the Federal Deposit Insurance Corporation (“FDIC”) seeking the FDIC’s approval to merge Comenity Bank with and into Comenity Capital Bank as the surviving bank entity. On the same date, Comenity Capital Bank and Comenity Bank each submitted counterpart bank merger applications to the Utah Department of Financial Institutions and the Delaware Office of the State Bank Commissioner, respectively, in connection with the proposed merger. The merger application remains subject to regulatory review and approval and no guarantee can be provided as to the outcome or timing of such review.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Indemnification

On July 1, 2019, the Company completed the sale of its Epsilon segment to Publicis Groupe S.A. (“Publicis”). Under the terms of the agreement governing that transaction, the Company agreed to indemnify Publicis and its affiliates from and against any losses arising out of or related to a Department of Justice (“DOJ”) investigation. The DOJ investigation relates to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon has actively cooperated with the DOJ in connection with its ongoing investigation. At this time, the Company is unable to predict the duration, scope or outcome of this investigation. The Company cannot reasonably estimate the possible loss or range of loss, or the cost of the ongoing investigation.

16. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

The Company had an authorized stock repurchase program to acquire up to $500.0 million of the Company’s outstanding common stock from August 1, 2018 through July 31, 2019. At December 31, 2018 the Company had $222.8 million remaining under the stock repurchase program.

For the six months ended June 30, 2019, the Company acquired a total of 1.3 million shares of its common stock for $222.8 million under its stock repurchase program. As of June 30, 2019, the Company did not have any amounts remaining under its authorized stock repurchase program.

In July 2019, the Company’s Board of Directors authorized a new stock repurchase program to acquire up to $1.1 billion of its outstanding common stock from July 5, 2019 through June 30, 2020.

On July 19, 2019, the Company commenced a “modified Dutch Auction” tender offer to acquire up to $750.0 million in aggregate purchase price of its issued and outstanding common stock at a price not greater than $162.00 nor less than $144.00 per share, to the seller in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions described in the Offer to Purchase dated July 19, 2019 and in the related Letter of Transmittal.

The tender offer expired on August 15, 2019, and the Company repurchased 5,050,505 shares of its issued and outstanding common stock at a price of $148.50 per share, for an aggregate cost of approximately $750.0 million. Additionally, the Company incurred approximately $3.1 million of direct costs related to the repurchase, including $2.2 million in commissions, which have been recorded to treasury stock in the Company’s unaudited condensed consolidated balance sheets.

As of September 30, 2019, the Company had $347.8 million remaining under its authorized stock repurchase program.

Stock Compensation Expense

During the nine months ended September 30, 2019, the Company awarded 154,239 service-based restricted stock units with a weighted average grant date fair value per share of $165.46 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the nine months ended September 30, 2019, the Company awarded 420,239 performance-based restricted stock units with a weighted average grant date fair value per share of $173.21 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 33% of the award on February 15, 2020, an additional 33% of the award on February 15, 2021 and the final 34% of the award on February 18, 2022, provided that the participant is employed by the Company on each such vesting date.

During the nine months ended September 30, 2019, the Company also awarded 37,878 restricted stock units with a market-based condition subject to pre-defined vesting criteria that permit a range from 0% to 175% to be earned. The fair market value of these awards is $129.15 and was estimated utilizing Monte Carlo simulations of the Company’s stock

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

price correlation, expected volatility and risk-free rate over two-year time horizons matching the performance period. Upon determination of the market condition, the restrictions will lapse with respect to the entire award on February 15, 2021, provided that the participant is employed by the Company on such vesting date.

Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Cost of operations	$3.1	$5.0	$16.2	$18.6
General and administrative	(0.1)	4.7	8.4	16.6
Total	$3.0	$9.7	$24.6	$35.2

Effective April 12, 2019, the Company entered into a definitive agreement to sell its Epsilon segment to Publicis Groupe S.A. for $4.4 billion in cash, subject to certain adjustments specified therein. The agreement provided for certain unvested restricted stock units held by Epsilon employees to be modified, with original vesting conditions to be accelerated upon consummation of the sale of Epsilon. Additionally, the agreement provided for certain other awards held by Epsilon employees to be cancelled upon consummation of the sale of Epsilon, which was July 1, 2019. As a result, in April 2019 the Company recorded $19.4 million of incremental stock-based compensation expense in discontinued operations related to the modifications, net of cancellations. No stock-based compensation expense was recorded to discontinued operations for the three months ended September 30, 2019, and $8.3 million of stock-based compensation expense was recorded to discontinued operations for the three months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, stock-based compensation expense of $29.7 million and $29.0 million, respectively, was included in discontinued operations.

Dividends

On February 7, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on the Company’s common stock to stockholders of record at the close of business on February 21, 2019, resulting in a dividend payment of $33.4 million on March 19, 2019.

On April 25, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on the Company’s common stock and $6.30 per share on the Company’s preferred stock, each to stockholders of record at the close of business on May 14, 2019, resulting in a dividend payment of $33.0 million on June 18, 2019.

On July 18, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on the Company’s common stock and $6.30 per share on the Company’s preferred stock, each to stockholders of record at the close of business on September 4, 2019, resulting in a dividend payment of $30.0 million on September 26, 2019.

Additionally, the Company paid $1.0 million in cash related to dividend equivalent rights for the nine months ended September 30, 2019.

On October 24, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on the Company’s common stock and $6.30 per share on the Company’s preferred stock, each to stockholders of record at the close of business on November 14, 2019 and payable on December 17, 2019.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Preferred Stock

In April 2019, the Company’s Board of Directors designated 300,000 shares of its authorized and unissued preferred stock as Series A Non-Voting Convertible Preferred Stock and the Company filed with the Delaware Secretary of State a Certificate of Designations of Series A Non-Voting Convertible Preferred Stock to create the new Series A Non-Voting Convertible Preferred Stock, authorized 300,000 shares and designated the preferences, rights and limitations of the Series A Non-Voting Convertible Preferred Stock. Each share of preferred stock will initially be convertible into ten shares of common stock (subject to adjustment and the other terms described in the Certificate of Designations) at the holder’s election or upon the Company’s written request, provided that upon such conversion the holder, together with its affiliates, will not own or control in the aggregate more than 9.9% of the Company’s outstanding common stock (or any class of the Company’s voting securities). Shares of preferred stock will also be subject to automatic conversion if a holder transfers such shares pursuant to a transfer (a) to the Company, (b) in a widespread public distribution of common stock or preferred stock, (c) in which no one transferee (or group of associated transferees) would receive 2% or more of any class of the Company’s voting securities then outstanding (including pursuant to a related series of such transfers), or (d) to a transferee that would control more than 50% of the Company voting securities (not including voting securities such person is acquiring from the transferor). Upon such a transaction, the transferred shares of preferred stock will automatically be converted into shares of common stock on a ten-for-one basis (subject to adjustment as described in the Certificate of Designations).

The shares of preferred stock have no voting rights, except as otherwise required by the General Corporation Law of the State of Delaware. The preferred stock will, with respect to rights upon liquidation, winding up and dissolution, rank (i) subordinate and junior in right of payment to all other securities of the Company that, by their respective terms, are senior to the preferred stock, and (ii) pari passu with the common stock.

On April 25, 2019, the Company entered into an exchange agreement with ValueAct Holdings, L.P. pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of the Company’s common stock for an aggregate of 150,000 shares of preferred stock. The issuance to ValueAct of the shares of preferred stock was, and the issuance of the shares of common stock issuable upon conversion of the preferred stock will be, made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended September 30, 2019	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss
	(in millions)
Balance at June 30, 2019	$3.7	$(0.4)	$(7.5)	$(117.5)	$(121.7)
Recognition resulting from the sale of Epsilon's foreign subsidiaries	—	—	—	26.8	26.8
Changes in other comprehensive loss	(0.2)	0.7	—	(27.6)	(27.1)
Balance at September 30, 2019	$3.5	$0.3	$(7.5)	$(118.3)	$(122.0)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended September 30, 2018	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss
	(in millions)
Balance at June 30, 2018	$(12.7)	$1.2	$(22.7)	$(102.2)	$(136.4)
Changes in other comprehensive loss	(3.2)	(0.7)	3.6	(6.4)	(6.7)
Balance at September 30, 2018	$(15.9)	$0.5	$(19.1)	$(108.6)	$(143.1)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Nine Months Ended September 30, 2019	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss
	(in millions)
Balance at December 31, 2018	$(10.7)	$(0.2)	$(12.4)	$(114.8)	$(138.1)
Recognition resulting from the sale of Epsilon's foreign subsidiaries	—	—	—	26.8	26.8
Changes in other comprehensive loss	14.2	0.5	4.9	(30.3)	(10.7)
Balance at September 30, 2019	$3.5	$0.3	$(7.5)	$(118.3)	$(122.0)

	Net	Unrealized	Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Nine Months Ended September 30, 2018	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss
	(in millions)
Balance at December 31, 2017	$(8.7)	$(0.1)	$(42.0)	$(89.4)	$(140.2)
Changes in other comprehensive loss	(7.2)	0.6	22.9	(19.2)	(2.9)
Balance at September 30, 2018	$(15.9)	$0.5	$(19.1)	$(108.6)	$(143.1)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

In accordance with ASC 830, “Foreign Currency Matters,” upon the sale of Epsilon on July 1, 2019, $26.8 million of accumulated foreign currency translation adjustments attributable to Epsilon’s foreign subsidiaries sold were reclassified from accumulated other comprehensive loss and included in the calculation of the gain/loss on sale of the Epsilon segment. Additionally, as of January 1, 2018, a cumulative-effect adjustment of $1.5 million was reclassified from accumulated other comprehensive loss to retained earnings related to the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” Other reclassifications from accumulated other comprehensive loss into net income for each of the periods presented were not material.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in millions)
Financial assets
Credit card and loan receivables, net	$16,862.4	$17,583.5	$16,816.7	$17,472.7
Credit card receivables held for sale	1,418.6	1,422.5	1,951.6	1,995.5
Redemption settlement assets, restricted	593.6	593.6	558.6	558.6
Other investments	267.1	267.1	291.3	291.3
Derivative instruments	1.6	1.6	3.8	3.8
Financial liabilities
Derivative instruments	0.6	0.6	0.3	0.3
Deposits	12,502.1	13,692.0	11,793.7	11,768.7
Non-recourse borrowings of consolidated securitization entities	6,894.4	6,948.2	7,651.7	7,626.9
Long-term and other debt	2,846.1	2,861.8	5,725.4	5,755.3

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2019 and December 31, 2018:

		Fair Value Measurements at
		September 30, 2019 Using
	Balance at
	September 30,
	2019	Level 1	Level 2	Level 3
	(in millions)
Mutual funds (1)	$24.8	$24.8	$—	$—
Corporate bonds (1)	523.4	—	523.4	—
Marketable securities (2)	267.1	26.1	241.0	—
Derivative instruments (3)	1.6	—	1.6	—
Total assets measured at fair value	$816.9	$50.9	$766.0	$—

Derivative instruments (3)	$0.6	$—	$0.6	$—
Total liabilities measured at fair value	$0.6	$—	$0.6	$—

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2019 and 2018.

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements at
	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Credit card and loan receivables, net	$17,583.5	$—	$—	$17,583.5
Credit card receivables held for sale	1,422.5	—	—	1,422.5
Total	$19,006.0	$—	$—	$19,006.0

Financial liabilities:
Deposits	$13,692.0	$—	$13,692.0	$—
Non-recourse borrowings of consolidated securitization entities	6,948.2	—	6,948.2	—
Long-term and other debt	2,861.8	—	2,861.8	—
Total	$23,502.0	$—	$23,502.0	$—

	Fair Value Measurements at
	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Credit card and loan receivables, net	$17,472.7	$—	$—	$17,472.7
Credit card receivables held for sale	1,995.5	—	—	1,995.5
Total	$19,468.2	$—	$—	$19,468.2

Financial liabilities:
Deposits	$11,768.7	$—	$11,768.7	$—
Non-recourse borrowings of consolidated securitization entities	7,626.9	—	7,626.9	—
Long-term and other debt	5,755.3	—	5,755.3	—
Total	$25,150.9	$—	$25,150.9	$—

19. INCOME TAXES

For the three months ended September 30, 2019 and 2018, the Company utilized an effective tax rate of 26.0% and 15.8%, respectively, to calculate its provision for income taxes. The lower effective tax rate for the prior year quarter was due to the reduction in the federal statutory rate pursuant to tax reform enacted in December 2017, which led to a tax benefit associated with accelerated deductions relating to software development costs and bad debts.

For the nine months ended September 30, 2019 and 2018, the Company utilized an effective tax rate of 22.6% and 18.7%, respectively, to calculate its provision for income taxes. The lower effective tax rate for the prior year period was due to the reduction in the federal statutory rate pursuant to tax reform enacted in December 2017, which led to a tax benefit associated with accelerated deductions relating to software development costs and bad debt. The effective tax rate for the nine months ended September 30, 2018 was also positively impacted by a tax benefit associated with foreign restructuring, offset in part by the negative impact of the Supreme Court’s decision in South Dakota v. Wayfair, Inc.

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

As discussed in Note 5, “Discontinued Operations,” in the first quarter of 2019 the Company’s Epsilon segment was classified as a discontinued operation until it was sold on July 1, 2019. The Company operates in the LoyaltyOne and Card Services reportable segments, which consist of the following:

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

			Corporate/
Three Months Ended September 30, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$245.5	$1,192.0	$0.1	$1,437.6

(Loss) income before income taxes	$(5.2)	$300.0	$(130.6)	$164.2
Interest expense, net	0.8	113.9	25.3	140.0
Operating income (loss)	(4.4)	413.9	(105.3)	304.2
Depreciation and amortization	19.8	23.5	1.6	44.9
Stock compensation expense	0.7	2.4	(0.1)	3.0
Strategic transaction costs	0.1	—	2.2	2.3
Restructuring and other charges	42.0	2.1	10.8	54.9
Loss on extinguishment of debt	—	—	71.9	71.9
Adjusted EBITDA (1)	58.2	441.9	(18.9)	481.2
Less: Securitization funding costs	—	51.4	—	51.4
Less: Interest expense on deposits	—	62.5	—	62.5
Adjusted EBITDA, net (1)	$58.2	$328.0	$(18.9)	$367.3

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Three Months Ended September 30, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$260.2	$1,162.9	$—	$1,423.1

Income (loss) before income taxes	$38.6	$385.5	$(81.1)	$343.0
Interest expense, net	1.7	99.4	35.7	136.8
Operating income (loss)	40.3	484.9	(45.4)	479.8
Depreciation and amortization	21.0	26.0	1.9	48.9
Stock compensation expense	2.1	2.9	4.7	9.7
Adjusted EBITDA (1)	63.4	513.8	(38.8)	538.4
Less: Securitization funding costs	—	56.1	—	56.1
Less: Interest expense on deposits	—	43.4	—	43.4
Adjusted EBITDA, net (1)	$63.4	$414.3	$(38.8)	$438.9

			Corporate/
Nine Months Ended September 30, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$700.7	$3,419.3	$0.3	$4,120.3

Income (loss) before income taxes	$45.2	$829.8	$(304.0)	$571.0
Interest expense, net	2.7	324.7	100.0	427.4
Operating income (loss)	47.9	1,154.5	(204.0)	998.4
Depreciation and amortization	59.7	68.5	5.0	133.2
Stock compensation expense	6.5	9.7	8.4	24.6
Strategic transaction costs	0.3	—	4.7	5.0
Restructuring and other charges	49.9	2.1	33.1	85.1
Loss on extinguishment of debt	—	—	71.9	71.9
Adjusted EBITDA (1)	164.3	1,234.8	(80.9)	1,318.2
Less: Securitization funding costs	—	160.3	—	160.3
Less: Interest expense on deposits	—	164.4	—	164.4
Adjusted EBITDA, net (1)	$164.3	$910.1	$(80.9)	$993.5

			Corporate/
Nine Months Ended September 30, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$735.1	$3,466.5	$0.4	$4,202.0

Income (loss) before income taxes	$110.0	$982.1	$(240.9)	$851.2
Interest expense, net	4.2	279.0	114.3	397.5
Operating income (loss)	114.2	1,261.1	(126.6)	1,248.7
Depreciation and amortization	64.5	76.0	5.8	146.3
Stock compensation expense	8.1	10.5	16.6	35.2
Adjusted EBITDA (1)	186.8	1,347.6	(104.2)	1,430.2
Less: Securitization funding costs	—	163.4	—	163.4
Less: Interest expense on deposits	—	115.6	—	115.6
Adjusted EBITDA, net (1)	$186.8	$1,068.6	$(104.2)	$1,151.2

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. In 2019, adjusted EBITDA also excluded costs for professional services associated with strategic initiatives, restructuring and other charges as detailed in Note 12, “Restructuring and Other Charges,” and loss related to the Company’s extinguishment of debt in July 2019.

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

21. SUPPLEMENTAL CASH FLOW INFORMATION

The unaudited condensed consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows:

	September 30,	September 30,
	2019	2018
	(in millions)
Cash and cash equivalents	$4,512.5	$3,600.9
Restricted cash included within other current assets (1)	493.8	318.0
Restricted cash included within redemption settlement assets, restricted (2)	45.4	51.4
Total cash, cash equivalents and restricted cash	$5,051.7	$3,970.3
(1)	Includes cash restricted for principal and interest repayments of non-recourse borrowings of consolidated securitized debt and other restricted cash within other current assets. At September 30, 2019 and 2018, restricted cash included $460.5 million and $266.7 million, respectively, in principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt that matured in October 2019 and 2018, respectively.
(2)	See Note 9, “Redemption Settlement Assets,” for additional information regarding the nature of restrictions on redemption settlement assets.

Non-cash investing activities for the nine months ended September 30, 2019 included a $40.1 million receivable from Publicis Groupe S.A. related to customary post-closing adjustments, as provided for in the Epsilon purchase agreement. The receivable was collected in full in October 2019.

Non-cash financing activities for the nine months ended September 30, 2019 included an exchange agreement with ValueAct Holdings, L.P. pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of the Company’s common stock for an aggregate of 150,000 shares of preferred stock. For more information, see Note 16, “Stockholders’ Equity.”

Index

Caution Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding strategic initiatives, our expected operating results, future economic conditions including currency exchange rates, future dividend declarations and the guidance we give with respect to our anticipated financial performance. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	loss of, or reduction in demand for services from, significant clients;
●	increases in net charge-offs in credit card and loan receivables;
●	failure to identify or successfully integrate or disaggregate business acquisitions or divestitures;
●	continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	failure to realize expected cost savings from restructuring plans;
●	increases in the cost of doing business, including market interest rates;
●	inability to access the asset-backed securitization funding market;
●	loss of active AIR MILES Reward Program collectors;
●	disruptions in the airline or travel industries;
●	increased redemptions by AIR MILES Reward Program collectors;
●	unfavorable fluctuations in foreign currency exchange rates;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
●	increases in FDIC, Delaware or Utah regulatory capital requirements for banks;
●	failure to maintain exemption from regulation under the Bank Holding Company Act;
●	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors set forth in the Risk Factors section in our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A of Form 10-Q, elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

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

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on February 26, 2019, as well as the consolidated financial statements and the notes thereto included in our Form 8-K, filed with the SEC on July 17, 2019, to reflect the presentation of the Epsilon segment as a discontinued operation. The sale of Epsilon was completed on July 1, 2019, and beginning with the first quarter of 2019, our products and services are reported under two segments—LoyaltyOne and Card Services.

2019 Recent Developments

●	On June 5, 2019, the Board of Directors of Alliance Data appointed Melisa A. Miller, who led Alliance Data’s Card Services business, as Alliance Data’s new President and Chief Executive Officer as well as a Director of the Company. She succeeds Ed Heffernan who announced his resignation as President and Chief Executive Officer and as a Director of the Company.
●	On July 1, 2019, we completed the previously announced sale of our Epsilon segment to Publicis Groupe S.A. for $4.4 billion in cash, subject to certain adjustments specified therein. We incurred approximately $79.0 million in transaction costs for the nine months ended September 30, 2019 and recorded a $512.2 million pre-tax gain ($252.1 million after-tax loss) on sale.
●	In July 2019, proceeds from the sale of Epsilon were used to extinguish all of our outstanding senior notes of $1.9 billion and to make a mandatory payment of $500.0 million on our revolving credit facility. We incurred a loss on the extinguishment of debt of $71.9 million, resulting from the redemption price of each of the notes of $49.9 million and the write-off of deferred issuance costs of $22.0 million.
●	Subsequent to the sale of Epsilon, executive management and members of the Board of Directors evaluated the cost structure and potential cost saving initiatives at the remaining lines of business, in particular at LoyaltyOne and an expansion of actions taken at Corporate in the second quarter of 2019. As a result, we incurred $54.9 million and $85.1 million in restructuring and other charges for the three and nine months ended September 30, 2019, respectively, as described in more detail in Note 12, “Restructuring and Other Charges,” of the Notes to Unaudited Condensed Consolidated Financial Statements. In October 2019, executive management prepared an expense reduction plan for our Card Services segment. Total restructuring charges expected to be incurred under this plan range from $15 million to $20 million, with actions to be completed in the fourth quarter of 2019. We may incur additional restructuring charges in our LoyaltyOne segment following an evaluation of potential office consolidations or closures.
●	In July 2019, our Board of Directors authorized a new stock repurchase program to acquire up to $1.1 billion of our outstanding common stock from July 5, 2019 through June 30, 2020. We repurchased approximately 6.3 million shares of our common stock for $975.9 million for the nine months ended September 30, 2019, including 5.1 million shares repurchased in August 2019 as part of our “modified Dutch auction” tender offer, as described in more detail in Note 16, “Stockholders’ Equity,” of the Notes to Unaudited Condensed Consolidated Financial Statements.
●	We paid dividends and dividend equivalent rights of $97.4 million for the nine months ended September 30, 2019.
●	We purchased four credit card portfolios for preliminary cash consideration of $924.8 million during the nine months ended September 30, 2019.
●	We sold six credit card portfolios for preliminary cash consideration of $980.0 million during the nine months ended September 30, 2019.
●	Consistent with our efforts to streamline business operations, on September 10, 2019, Comenity Capital Bank submitted a bank merger application to the Federal Deposit Insurance Corporation, or FDIC, seeking the FDIC’s approval to merge Comenity Bank with and into Comenity Capital Bank as the surviving bank entity. On the same date, Comenity Capital Bank and Comenity Bank each submitted counterpart bank merger applications to the Utah Department of Financial Institutions and the Delaware Office of the State Bank Commissioner, respectively, in connection with the proposed merger. Benefits expected to be achieved through this combination include, but are not limited to, simplified corporate governance and risk management processes, operational and reporting efficiencies, diversification of client concentration risk and greater funding flexibility across the combined bank’s entire portfolio. The merger application remains subject to regulatory review and approval and no guarantee can be provided as to the outcome or timing of such review.
●	Effective November 1, 2019, LoyaltyOne’s contract with Bank of Montreal renewed pursuant to its terms and expires in 2023, subject to further automatic renewals.

Index

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in millions, except percentages)
Revenues
Services	$57.9	$61.9	(6)%	$197.6	$257.4	(23)%
Redemption, net	143.9	163.6	(12)	409.5	443.0	(8)
Finance charges, net	1,235.8	1,197.6	3	3,513.2	3,501.6	—
Total revenue	1,437.6	1,423.1	1	4,120.3	4,202.0	(2)
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	687.5	654.0	5	1,982.6	1,839.4	8
Provision for loan loss	297.3	196.8	51	806.8	846.3	(5)
General and administrative	31.8	43.6	(27)	127.4	121.3	5
Depreciation and other amortization	19.9	20.7	(4)	59.8	59.8	—
Amortization of purchased intangibles	25.0	28.2	(11)	73.4	86.5	(15)
Loss on extinguishment of debt	71.9	—	100	71.9	—	100
Total operating expenses	1,133.4	943.3	20	3,121.9	2,953.3	6
Operating income	304.2	479.8	(37)	998.4	1,248.7	(20)
Interest expense
Securitization funding costs	51.4	56.1	(8)	160.3	163.4	(2)
Interest expense on deposits	62.5	43.4	44	164.4	115.6	42
Interest expense on long-term and other debt, net	26.1	37.3	(30)	102.7	118.5	(13)
Total interest expense, net	140.0	136.8	2	427.4	397.5	8
Income from continuing operations before income taxes	164.2	343.0	(52)	571.0	851.2	(33)
Provision for income taxes	42.6	54.3	(22)	128.8	158.8	(19)
Income from continuing operations	121.6	288.7	(58)	442.2	692.4	(36)
(Loss) income from discontinued operations, net of taxes	(229.2)	7.8	nm *	(261.7)	(14.2)	nm *
Net (loss) income	$(107.6)	$296.5	(136)%	$180.5	$678.2	(73)%

Key Operating Metrics:
Credit card statements generated	69.0	73.2	(6)%	211.9	225.5	(6)%
Credit sales	$7,823.6	$7,375.5	6%	$21,690.3	$21,749.0	—%
Average credit card and loan receivables	$17,448.8	$17,580.2	(1)%	$17,032.2	$17,624.3	(3)%
AIR MILES reward miles issued	1,344.2	1,361.1	(1)%	4,024.8	4,032.1	—%
AIR MILES reward miles redeemed	1,078.2	1,076.0	—%	3,217.0	3,322.2	(3)%

*	not meaningful

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenue. Total revenue increased $14.5 million, or 1%, to $1,437.6 million for the three months ended September 30, 2019 from $1,423.1 million for the three months ended September 30, 2018. The net increase was due to the following:

●	Services. Revenue decreased $4.0 million, or 6%, to $57.9 million for the three months ended September 30, 2019 primarily as a result of a $28.1 million decrease in merchant fee revenue due to increased royalty payments to our retailers associated with new clients, offset in part by a $6.4 million increase in other servicing fees charged to cardholders related to certain payment protection products and a $11.7 million increase in servicing revenue, which is generated from servicing certain third-party credit card receivables.
●	Redemption, net. Revenue decreased $19.7 million, or 12%, to $143.9 million for the three months ended September 30, 2019. Redemption revenue related to our short-term loyalty programs decreased $10.7 million, primarily due to the decline in the Euro relative to the U.S. dollar, which resulted in a $6.4 million decrease in redemption revenue. Redemption revenue was also negatively impacted $9.7 million by the outsourcing of additional rewards inventory during the three months ended September 30, 2019. As we did not control these goods prior to transfer to the collector, the revenue is recorded on a net basis.
●	Finance charges, net. Revenue increased $38.2 million, or 3%, to $1,235.8 million for the three months ended September 30, 2019, primarily driven by an increase in finance charges and late fees due to a 3% increase in normalized average receivables, which includes receivables held for sale. Finance charge yield was flat for the three months ended September 30, 2019 as compared to the prior year quarter.

Index

Cost of operations. Cost of operations increased $33.5 million, or 5%, to $687.5 million for the three months ended September 30, 2019 as compared to $654.0 million for the three months ended September 30, 2018. The increase was due to the following:

●	Within the LoyaltyOne segment, cost of operations increased $31.3 million due to $42.0 million of restructuring and other charges incurred during the three months ended September 30, 2019, primarily related to asset impairments of $33.5 million and termination benefits of $8.1 million. The increase in cost of operations was offset in part by the net presentation of $9.7 million in cost of redemptions within our coalition loyalty program as discussed in revenue above.
●	Within the Card Services segment, cost of operations increased $2.2 million due primarily to a $33.0 million increase in valuation adjustments to certain portfolios within credit card receivables held for sale, which was offset in part by a $21.7 million decrease in payroll and benefits costs due to lower incentive compensation and discretionary benefits as well as a $10.3 million decrease in professional fees related to prior year initiatives.

Provision for loan loss. Provision for loan loss increased $100.5 million, or 51%, to $297.3 million for the three months ended September 30, 2019 as compared to $196.8 million for the three months ended September 30, 2018, due primarily to improved credit metrics in the three months ended September 30, 2018 and an increase in the change in credit card and loan receivables in the current year quarter as compared to the prior year quarter.

General and administrative. General and administrative expenses decreased $11.8 million, or 27%, to $31.8 million for the three months ended September 30, 2019 as compared to $43.6 million for the three months ended September 30, 2018, primarily due to lower payroll and benefits costs and general corporate expenses. The decline in payroll and benefits costs is due to a reduction in force, as well as lower discretionary benefits. These decreases were offset in part by $10.8 million in restructuring charges incurred in the current year quarter related to Corporate reorganization, including lease termination costs and certain termination benefits.

Depreciation and other amortization. Depreciation and other amortization decreased $0.8 million, or 4%, to $19.9 million for the three months ended September 30, 2019 as compared to $20.7 million for the three months ended September 30, 2018, primarily due to certain fully depreciated capitalized software assets.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $3.2 million, or 11%, to $25.0 million for the three months ended September 30, 2019, as compared to $28.2 million for the three months ended September 30, 2018, primarily due to certain fully amortized intangible assets, including portfolio premiums and customer contracts.

Loss on extinguishment of debt. For the three months ended September 30, 2019, we recorded a $71.9 million loss on extinguishment of debt resulting from the $49.9 million redemption price of the senior notes and the write-off of $22.0 million deferred issuance costs related to the July 2019 early extinguishment of $1.9 billion outstanding senior notes and the amendment to the credit agreement, which was effective upon the consummation of the sale of Epsilon.

Interest expense, net. Total interest expense, net increased $3.2 million, or 2%, to $140.0 million for the three months ended September 30, 2019 as compared to $136.8 million for the three months ended September 30, 2018. The net increase was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $4.7 million due to lower average borrowings, which decreased funding costs by approximately $9.3 million, offset in part by higher average interest rates, which increased funding costs by approximately $4.6 million.
●	Interest expense on deposits. Interest expense on deposits increased $19.1 million due to higher average interest rates, which increased interest expense by approximately $13.9 million, and higher average borrowings, which increased interest expense by approximately $5.2 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $11.2 million primarily due to a $7.4 million increase in interest income earned on the excess proceeds from the sale of Epsilon on July 1, 2019 and a $3.5 million decrease in interest expense on the revolving line of credit due to lower average borrowings in the current year quarter.

Index

Taxes. Income tax expense related to continuing operations decreased $11.7 million to $42.6 million for the three months ended September 30, 2019 from $54.3 million for the three months ended September 30, 2018, primarily related to a reduction in taxable income. The effective tax rate for the current quarter was 26.0% as compared to 15.8% for the prior year quarter. Our lower effective tax rate for the three months ended September 30, 2018 was due to the reduction in the federal statutory rate pursuant to tax reform enacted in December 2017, which led to a tax benefit associated with accelerated deductions relating to software development costs and bad debts.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes was $229.2 million for the three months ended September 30, 2019 as compared to income from discontinued operations, net of taxes of $7.8 million for the three months ended September 30, 2018, due to the after-tax loss on the sale of Epsilon on July 1, 2019. For the three months ended September 30, 2018, income from discontinued operations, net of taxes represents net income from the Epsilon segment, as well as certain direct costs identifiable to the Epsilon segment and allocations of interest expense on corporate debt.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Revenue. Total revenue decreased $81.7 million, or 2%, to $4,120.3 million for the nine months ended September 30, 2019 from $4,202.0 million for the nine months ended September 30, 2018. The decrease was due to the following:

●	Services. Revenue decreased $59.8 million, or 23%, to $197.6 million for the nine months ended September 30, 2019 primarily as a result of an $83.7 million decrease in merchant fee revenue due to increased royalty payments to our retailers associated with new clients, offset by a $32.8 million increase in servicing revenue, which is generated from servicing certain third-party credit card receivables.
●	Redemption, net. Revenue decreased $33.5 million, or 8%, to $409.5 million for the nine months ended September 30, 2019. Redemption revenue from our coalition loyalty program decreased $35.1 million due to the net presentation of $28.3 million of revenue from the outsourcing of additional rewards inventory during the nine months ended September 30, 2019. Redemption revenue from our short-term loyalty programs, excluding the negative impact of the decline in the Euro relative to the U.S. dollar, increased 7% due to strong performance in Europe, Asia and Brazil.
●	Finance charges, net. Revenue increased $11.6 million to $3,513.2 million for the nine months ended September 30, 2019. The increase was driven by a 1% increase in normalized average receivables, which includes receivables held for sale that increased revenue by $39.5 million, offset in part by an approximate 20 basis point decrease in finance charge yield, which decreased revenue by $27.9 million.

Cost of operations. Cost of operations increased $143.2 million, or 8%, to $1,982.6 million for the nine months ended September 30, 2019 as compared to $1,839.4 million for the nine months ended September 30, 2018. The increase was due to the following:

●	Within the LoyaltyOne segment, cost of operations increased $36.7 million due primarily to $49.9 million of restructuring and other charges incurred during the nine months ended September 30, 2019. See Note 12, “Restructuring and Other Charges,” of the Notes to Unaudited Condensed Consolidated Financial Statements. The increases in cost of operations were offset in part by the net presentation of $28.3 million in cost of redemptions within our coalition loyalty program as discussed in revenue above.
●	Within the Card Services segment, cost of operations increased $106.5 million due primarily to a $97.1 million increase in valuation adjustments to certain portfolios within credit card receivables held for sale.

Provision for loan loss. Provision for loan loss decreased $39.5 million, or 5%, to $806.8 million for the nine months ended September 30, 2019 as compared to $846.3 million for the nine months ended September 30, 2018, due primarily to a decrease in net charge-offs, offset in part by an increase in the change in credit card and loan receivables in the current year as compared to the prior year.

Index

General and administrative. General and administrative expenses increased $6.1 million, or 5%, to $127.4 million for the nine months ended September 30, 2019 as compared to $121.3 million for the nine months ended September 30, 2018, primarily due to an $11.1 million increase related to asset impairments and a $6.8 million increase related to lease termination costs, both associated with Corporate reorganization in the current year. Additionally, we incurred $4.7 million in strategic transaction costs in the current year. These increases were offset in part by lower payroll and benefits costs driven by lower discretionary benefits, and lower professional fees and charitable contributions.

Depreciation and other amortization. Depreciation and other amortization was flat at $59.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, due to additional assets placed into service from recent capital expenditures, offset in part by certain fully depreciated property and equipment at LoyaltyOne.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $13.1 million, or 15%, to $73.4 million for the nine months ended September 30, 2019, as compared to $86.5 million for the nine months ended September 30, 2018, primarily due to certain fully amortized intangible assets, including portfolio premiums and customer contracts.

Loss on extinguishment of debt. For the nine months ended September 30, 2019, we recorded a $71.9 million loss on extinguishment of debt resulting from the $49.9 million redemption price of the senior notes and the write-off of $22.0 million deferred issuance costs related to the July 2019 early extinguishment of $1.9 billion outstanding senior notes and the amendment to the credit agreement, which was effective upon the consummation of the sale of Epsilon.

Interest expense, net. Total interest expense, net increased $29.9 million, or 8%, to $427.4 million for the nine months ended September 30, 2019 as compared to $397.5 million for the nine months ended September 30, 2018. The net increase was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $3.1 million due to lower average borrowings, which decreased funding costs by approximately $19.5 million, offset in part by higher average interest rates, which increased funding costs by approximately $16.4 million.
●	Interest expense on deposits. Interest expense on deposits increased $48.8 million due to higher average interest rates, which increased interest expense by approximately $39.6 million, and higher average borrowings, which increased interest expense by approximately $9.2 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $15.8 million primarily due to a $7.4 million increase in interest income earned on the excess proceeds from the sale of Epsilon on July 1, 2019 and an $8.1 million decrease in interest expense due to the repayment of senior notes in April 2018. These decreases were offset in part by a $5.2 million increase in interest expense on term debt due to higher average interest rates.

Taxes. Income tax expense related to continuing operations decreased $30.0 million to $128.8 million for the nine months ended September 30, 2019 from $158.8 million for the nine months ended September 30, 2018, primarily related to a decrease in taxable income. The effective tax rate for the current year period was 22.6% as compared to 18.7% for the prior year period. The lower effective tax rate for the prior year period was due to the reduction in the federal statutory rate pursuant to tax reform enacted in December 2017, which led to a tax benefit associated with accelerated deductions relating to software development costs and bad debt. The effective tax rate for the nine months ended September 30, 2018 was also positively impacted by a tax benefit associated with foreign restructuring, offset in part by the negative impact of the Supreme Court’s decision in South Dakota v. Wayfair, Inc.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes was $261.7 million for the nine months ended September 30, 2019 as compared to $14.2 million for the nine months ended September 30, 2018, due to the after-tax loss on the sale of Epsilon on July 1, 2019. For the nine months ended September 30, 2018, loss from discontinued operations, net of taxes represents net income from the Epsilon segment, as well as certain direct costs identifiable to the Epsilon segment and allocations of interest expense on corporate debt.

Index

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and the amortization of purchased intangibles. In 2019, adjusted EBITDA also excluded costs for professional services associated with strategic initiatives, restructuring and other charges as detailed in Note 12, “Restructuring and Other Charges,” of the Notes to Unaudited Condensed Consolidated Financial Statements, and loss related to the extinguishment of debt in July 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Income from continuing operations	$121.6	$288.7	$442.2	$692.4
Stock compensation expense	3.0	9.7	24.6	35.2
Provision for income taxes	42.6	54.3	128.8	158.8
Interest expense, net	140.0	136.8	427.4	397.5
Depreciation and other amortization	19.9	20.7	59.8	59.8
Amortization of purchased intangibles	25.0	28.2	73.4	86.5
Strategic transaction costs (1)	2.3	—	5.0	—
Restructuring and other charges (2)	54.9	—	85.1	—
Loss on extinguishment of debt (3)	71.9	—	71.9	—
Adjusted EBITDA	481.2	538.4	1,318.2	1,430.2
Less: Securitization funding costs	51.4	56.1	160.3	163.4
Less: Interest expense on deposits	62.5	43.4	164.4	115.6
Adjusted EBITDA, net	$367.3	$438.9	$993.5	$1,151.2
(1)	Represents costs for professional services associated with strategic initiatives.
(2)	Represents costs associated with restructuring or other exit activities. See Note 12, “Restructuring and Other Charges,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(3)	Represents loss on extinguishment of debt resulting from the redemption price of the senior notes and the write-off of deferred issuance costs related to the July 2019 early extinguishment of $1.9 billion outstanding senior notes and the amendment to the credit agreement, which was effective upon the consummation of the sale of Epsilon. See Note 13, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Index

Segment Revenue and Adjusted EBITDA, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in millions, except percentages)
Revenue:
LoyaltyOne	$245.5	$260.2	(6)%	$700.7	$735.1	(5)%
Card Services	1,192.0	1,162.9	3	3,419.3	3,466.5	(1)
Corporate/Other	0.1	—	nm *	0.3	0.4	nm*
Total	$1,437.6	$1,423.1	1%	$4,120.3	$4,202.0	(2)%
Adjusted EBITDA, net:
LoyaltyOne	$58.2	$63.4	(8)%	$164.3	$186.8	(12)%
Card Services	328.0	414.3	(21)	910.1	1,068.6	(15)
Corporate/Other	(18.9)	(38.8)	(51)	(80.9)	(104.2)	(22)
Total	$367.3	$438.9	(16)%	$993.5	$1,151.2	(14)%

*	not meaningful

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenue. Total revenue increased $14.5 million, or 1%, to $1,437.6 million for the three months ended September 30, 2019 from $1,423.1 million for the three months ended September 30, 2018. The net increase was due to the following:

●	LoyaltyOne. Revenue decreased $14.7 million, or 6%, to $245.5 million for the three months ended September 30, 2019, due to a $9.7 million decrease in revenue related to the outsourcing of additional rewards inventory recorded on a net basis. Additionally, unfavorable exchange rate declines in the Euro and the Canadian dollar relative to the U.S. dollar resulted in a $7.9 million decrease in revenue.
●	Card Services. Revenue increased $29.1 million, or 3%, to $1,192.0 million for the three months ended September 30, 2019, driven by a $38.2 million increase in finance charges, net as a result of a 3% increase in normalized average receivables, which includes receivables held for sale, a $11.7 million increase in servicing revenue and a $6.4 million increase in other servicing fees charged to cardholders. These increases were offset in part by a $28.1 million decrease in merchant fee revenue due to increased royalty payments to our retailers associated with new clients.

Adjusted EBITDA, net. Adjusted EBITDA, net decreased $71.6 million, or 16%, to $367.3 million for the three months ended September 30, 2019 from $438.9 million for the three months ended September 30, 2018. The net decrease was due to the following:

●	LoyaltyOne. Adjusted EBITDA, net decreased $5.2 million, or 8%, to $58.2 million for the three months ended September 30, 2019, resulting from the decline in revenue and higher redemption costs related to product mix. Restructuring and other charges of $42.0 million for the three months ended September 30, 2019 were excluded from adjusted EBITDA, net.
●	Card Services. Adjusted EBITDA, net decreased $86.3 million, or 21%, to $328.0 million for the three months ended September 30, 2019. Adjusted EBITDA, net was negatively impacted by an increase in both the provision for loan loss and funding costs. Restructuring and other charges of $2.1 million for the three months ended September 30, 2019 were excluded from adjusted EBITDA, net.
●	Corporate/Other. Adjusted EBITDA, net improved $19.9 million to a loss of $18.9 million for the three months ended September 30, 2019 due to lower discretionary benefits. Loss on extinguishment of debt of $71.9 million, restructuring costs of $10.8 million and strategic transaction costs of $2.2 million during the three months ended September 30, 2019 were excluded from adjusted EBITDA, net for the three months ended September 30, 2019.

Index

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Revenue. Total revenue decreased $81.7 million, or 2%, to $4,120.3 million for the nine months ended September 30, 2019 from $4,202.0 million for the nine months ended September 30, 2018. The decrease was due to the following:

●	LoyaltyOne. Revenue decreased $34.4 million, or 5%, to $700.7 million for the nine months ended September 30, 2019, impacted by the decline in both the Euro and the Canadian dollar relative to the U.S. dollar, which resulted in a $35.7 million decrease in revenue, and a $28.3 million decrease in revenue related to the outsourcing of additional rewards inventory recorded on a net basis. These decreases were offset in part by a 2% increase in revenue related to our short-term loyalty programs.
●	Card Services. Revenue decreased $47.2 million, or 1%, to $3,419.3 million for the nine months ended September 30, 2019, driven by an $83.7 million decrease in merchant fees as a result of increased payments associated with new clients. This decrease was offset in part by a $32.8 million increase in portfolio servicing revenue and an $11.6 million increase in finance charges, net due to an increase in normalized average receivables for the nine months ended September 30, 2019.

Adjusted EBITDA, net. Adjusted EBITDA, net decreased $157.7 million, or 14%, to $993.5 million for the nine months ended September 30, 2019 from $1,151.2 million for the nine months ended September 30, 2018. The net decrease was due to the following:

●	LoyaltyOne. Adjusted EBITDA, net decreased $22.5 million, or 12%, to $164.3 million for the nine months ended September 30, 2019, resulting from a 3% decrease in AIR MILES reward miles redeemed, an increase in cost of redemptions and an unfavorable foreign exchange rate impact due to the decline in both the Euro and the Canadian dollar relative to the U.S. dollar, which resulted in a $6.7 million decrease in adjusted EBITDA, net. Restructuring and other charges of $49.9 million for the nine months ended September 30, 2019 were excluded from adjusted EBITDA, net.
●	Card Services. Adjusted EBITDA, net decreased $158.5 million, or 15%, to $910.1 million for the nine months ended September 30, 2019. Adjusted EBITDA, net was negatively impacted by a decline in merchant fee revenue, an increase in cost of operations driven by the $97.1 million increase in valuation adjustments to certain portfolios within credit card receivables held for sale, and an increase in funding costs.
●	Corporate/Other. Adjusted EBITDA, net improved $23.3 million to a loss of $80.9 million for the nine months ended September 30, 2019 due to lower discretionary benefits. Loss on extinguishment of debt of $71.9 million, restructuring costs of $33.1 million and strategic transaction costs of $4.7 million were excluded from adjusted EBITDA, net for the nine months ended September 30, 2019.

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

Index

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	September 30,	% of	December 31,	% of
	2019	Total	2018	Total
	(in millions, except percentages)
Receivables outstanding - principal	$16,922.1	100.0%	$16,869.9	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$315.7	1.9%	$303.2	1.8%
61 to 90 days	222.8	1.3	207.9	1.3
91 or more days	454.5	2.7	443.4	2.6
Total	$993.0	5.9%	$954.5	5.7%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except percentages)
Average credit card and loan receivables	$17,448.8	$17,580.2	$17,032.2	$17,624.3
Net charge-offs of principal receivables	242.8	257.9	769.6	836.0
Net charge-offs as a percentage of average credit card and loan receivables	5.6%	5.9%	6.0%	6.3%

See Note 6, “Credit Card and Loan Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Our primary sources of liquidity include cash generated from operating activities, our credit agreements and issuances of debt or equity securities, our credit card securitization program and deposits issued by Comenity Bank and Comenity Capital Bank. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources. In April 2019, Comenity Capital Bank launched a consumer retail deposit platform, Comenity Direct™, to the public, and at September 30, 2019, retail deposits comprised approximately $1.1 billion of our outstanding deposits.

Index

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Comenity Bank and Comenity Capital Bank are considered well capitalized. The actual capital ratios and minimum ratios as of September 30, 2019 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	13.1%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	15.1	4.5	6.5
Tier 1 capital to risk-weighted assets	15.1	6.0	8.0
Total capital to risk-weighted assets	16.4	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	13.9%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	16.4	4.5	6.5
Tier 1 capital to risk-weighted assets	16.4	6.0	8.0
Total capital to risk-weighted assets	17.7	8.0	10.0

Our primary uses of cash are for ongoing business operations, repayments of our debt, capital expenditures, investments or acquisitions, stock repurchases and dividends.

We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months.

On July 1, 2019, we completed the previously announced sale of our Epsilon segment to Publicis Groupe S.A. for $4.4 billion in cash, subject to certain adjustments specified therein. Proceeds were used for the repayment of corporate debt and share repurchases, and will be used for taxes associated with the sale of Epsilon.

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $1,530.2 million and $2,025.4 million for the nine months ended September 30, 2019 and 2018, respectively. The year-over-year decrease in operating cash flows of $495.2 million was primarily due to a decrease in net income.

Investing Activities. Cash provided by investing activities was $3,650.5 million and cash used in investing activities was $860.7 million for the nine months ended September 30, 2019 and 2018, respectively. Significant components of investing activities are as follows:

●	Proceeds from sale of business. Cash increased $4,369.6 million for the nine months ended September 30, 2019 due to the sale of Epsilon on July 1, 2019.
●	Credit card and loan receivables. Cash decreased $678.2 million and $708.1 million for the nine months ended September 30, 2019 and 2018, respectively, due to growth in credit card and loan receivables in each respective period.
●	Purchase of credit card portfolios. During the nine months ended September 30, 2019, we paid cash consideration of $924.8 million to acquire four credit card portfolios.
●	Proceeds from sale of credit card portfolios. During the nine months ended September 30, 2019, we received preliminary cash consideration of $980.0 million from the sale of six credit card portfolios. During the nine months ended September 30, 2018, we received cash consideration of $55.4 million from the sale of one credit card portfolio.
●	Capital expenditures. Cash paid for capital expenditures was $119.2 million and $149.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Index

Financing Activities. Cash used in financing activities was $4,096.1 million and $1,506.0 million for the nine months ended September 30, 2019, and 2018, respectively. Significant components of financing activities are as follows:

●	Debt. Cash decreased $2,887.5 million as a result of net repayments for the nine months ended September 30, 2019, primarily due to the July 2019 early extinguishment of $1.9 billion outstanding senior notes upon the consummation of the sale of Epsilon and the mandatory payment of $500.0 million on our revolving credit facility. Cash decreased $258.7 million for the nine months ended September 30, 2018, primarily due to the net change under the revolving line of credit as well as the early redemption of $500.0 million senior notes due in 2020.
●	Non-recourse borrowings of consolidated securitization entities. Cash decreased $755.4 million and $1,337.7 million for the nine months ended September 30, 2019 and 2018, respectively, due to net repayments and maturities under the asset-backed term notes and conduit facilities.
●	Deposits. Cash increased $709.4 million and $421.3 million for the nine months ended September 30, 2019 and 2018, respectively, due to new deposit issuances that were offset in part by the timing of maturities.
●	Dividends. Cash paid for quarterly dividends and dividend equivalents was $97.4 million and $94.5 million for the nine months ended September 30, 2019 and 2018, respectively.
●	Treasury shares. Cash paid for treasury shares was $975.9 million and $197.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Debt

Long-term and Other Debt

On April 30, 2019, we amended our credit agreement to provide that, upon consummation of the sale of Epsilon, the maturity date of the credit agreement would be reduced by one year from June 14, 2022 to June 14, 2021, a mandatory payment of $500 million of the revolving credit facility would be required, the aggregate revolving credit commitments would be reduced in the same amount (to $1,072.4 million), all of our outstanding senior notes would be required to be redeemed, net proceeds from future asset sales in excess of $50 million must be applied to repayment of the credit agreement and certain other minor amendments.

In July 2019, proceeds from the sale of Epsilon were used to extinguish all of our outstanding senior notes of $1.9 billion and to make a mandatory payment of $500.0 million on our revolving credit facility. In addition, the aggregate revolving credit commitments were reduced by $500.0 million to $1,072.4 million. We incurred a loss on the extinguishment of debt of $71.9 million, resulting from the redemption price of each of the notes of $49.9 million and the write-off of deferred issuance costs of $22.0 million.

As of September 30, 2019, there were no amounts outstanding under our revolving line of credit and the total availability was $1,072.4 million. Our total leverage ratio, as defined in our credit agreement, was 1.44 to 1 at September 30, 2019, as compared to the maximum covenant ratio of 3.5 to 1.

In September 2019, we repaid the €115.0 million in term loans outstanding under the BrandLoyalty credit agreement, originally scheduled to mature in June 2020, and repaid the €32.5 million amount outstanding under the revolving line of credit. As of September 30, 2019, there were no amounts outstanding under the BrandLoyalty credit agreement.

As of September 30, 2019, we were in compliance with our financial covenants.

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of September 30, 2019, we had $3.6 billion in money market deposits outstanding with interest rates ranging from 1.90% to 3.50%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

Index

As of September 30, 2019, we had $9.0 billion in certificates of deposit outstanding with interest rates ranging from 1.33% to 4.00% and maturities ranging from October 2019 to September 2024. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

During the nine months ended September 30, 2019, Master Trust I issued $1.6 billion of asset-backed term notes with maturities in February 2022 and September 2022, of which $74.1 million were retained by us and eliminated from the unaudited condensed consolidated balance sheets. Additionally, $1.5 billion of asset-backed term notes matured and were repaid, of which $259.2 million were retained by us and eliminated from the unaudited condensed consolidated balance sheets.

As of September 30, 2019, the WFN Trusts and the WFC Trust had approximately $12.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

At September 30, 2019, we had $6.9 billion of non-recourse borrowings of consolidated securitization entities, of which $2.0 billion is due within the next 12 months. As of September 30, 2019, total capacity under the conduit facilities was $4.7 billion, of which $1.6 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

In May 2019, the WFC Trust amended its 2009-VFN conduit facility, increasing the capacity from $1,975.0 million to $2,175.0 million and extending the maturity to April 2021.

The following table shows the maturities of borrowing commitments as of September 30, 2019 for the WFN Trusts and the WFC Trust by year:

	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Term notes	$371.9	$1,467.2	$1,852.1	$1,571.7	$—	$5,262.9
Conduit facilities (1)	—	2,480.0	2,175.0	—	—	4,655.0
Total (2)	$371.9	$3,947.2	$4,027.1	$1,571.7	$—	$9,917.9
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.2 billion of debt issued by the credit card securitization trusts that was retained by us and eliminated in the unaudited condensed consolidated financial statements.

See Note 13, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

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

In August 2019, we repurchased approximately 5.1 million shares of our outstanding common stock for an aggregate cost of approximately $750.0 million as part of a “modified Dutch Auction” tender offer, as described in more detail in Note 16, “Stockholders’ Equity,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

As of September 30, 2019, we had $347.8 million remaining under our authorized stock repurchase program.

Dividends

On February 7, 2019, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock to stockholders of record at the close of business on February 21, 2019, resulting in a dividend payment of $33.4 million on March 19, 2019.

On April 25, 2019, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock and $6.30 per share on our preferred stock, each to stockholders of record at the close of business on May 14, 2019, resulting in a dividend payment of $33.0 million on June 18, 2019.

On July 18, 2019, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock and $6.30 per share on our preferred stock, each to stockholders of record at the close of business on September 4, 2019, resulting in a dividend payment of $30.0 million on September 26, 2019.

Additionally, we paid $1.0 million in cash related to dividend equivalent rights for the nine months ended September 30, 2019.

On October 24, 2019, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock and $6.30 per share on our preferred stock, each to stockholders of record at the close of business on November 14, 2019 and payable on December 17, 2019.

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

Index

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our third quarter 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1.    Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations. See Indemnification in Note 15, “Commitments and Contingencies,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

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

In addition, there are numerous risks associated with acquisitions, dispositions and the implementation of new businesses, including, but not limited to:

●	the difficulty and expense that we incur in connection with the acquisition, disposition or new business opportunity;
●	the inability to satisfy pre-closing conditions preventing consummation of the acquisition, disposition or new business opportunity;
●	the potential for adverse consequences when conforming the acquired company’s accounting policies to ours;
●	the diversion of management’s attention from other business concerns;
●	the potential loss of customers or key employees of the acquired company;
●	the impact on our financial condition due to the timing of the acquisition, disposition or new business implementation or the failure of the acquired or new business to meet operating expectations;
●	the acceptance of continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	the assumption of unknown liabilities of the acquired company;
●	the uncertainty of achieving expected benefits of an acquisition or disposition, including revenue, human resources, technological or other cost savings, operating efficiencies or synergies;
●	the reduction of cash available for operations, stock repurchase programs or other uses and potentially dilutive issuances of equity securities or incurrence of debt;
●	the requirement to provide transition services in connection with a disposition resulting in the diversion of resources and focus; and
●	the difficulty retaining and motivating key personnel from acquisitions or in connection with dispositions.

For example, upon the sale of the Epsilon segment in July 2019, we have agreed to indemnify Publicis Groupe S.A. for the matter included in Note 15, “Commitments and Contingencies,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Furthermore, if the operations of an acquired or new business do not meet expectations, our profitability may decline and we may seek to restructure the acquired business or impair the value of some or all of the assets of the acquired or new business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2019:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2019:
July 1-31	5,305	$154.21	—	$1,100.0
August 1-31	5,053,712	148.94	5,050,505	347.8
September 1-30	3,610	130.78	—	347.8
Total	5,062,627	$148.93	5,050,505	$347.8
(1)	During the period represented by the table, 12,122 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.
(2)	In 2018, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock from August 1, 2018 through July 31, 2019. At December 31, 2018 we had $222.8 million remaining under the stock repurchase program, and at June 30, 2019 we did not have any authorized amounts remaining. This authorization was originally scheduled to expire on July 31, 2019.

In July 2019, our Board of Directors authorized a new stock repurchase program to acquire up to $1.1 billion of our outstanding common stock from July 5, 2019 through June 30, 2020. Our authorization is subject to any restrictions pursuant to the terms of our credit agreements and applicable securities laws or otherwise.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a) None

(b) None

Index

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.3	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Series 2019-C Indenture Supplement, dated as of September 18, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	9/20/19

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)

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

*101	(a)

The following financial information from Alliance Data Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

Index

+	Management contract, compensatory plan or arrangement
(a)	Alliance Data Systems Corporation
(b)	WFN Credit Company
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

Date: November 6, 2019
	By:	/s/ LAURA SANTILLAN
Laura Santillan
Senior Vice President and Chief Accounting Officer

Date: November 6, 2019