Form 10-K
period 2019-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2020-02-28
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-15749

ALLIANCE DATA SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1429215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3075 Loyalty Circle	43219
Columbus, Ohio	(Zip Code)
(Address of principal executive offices)

(614) 729-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	ADS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧ Accelerated filer ◻ Non-accelerated filer (Do not check if a smaller reporting company) ◻ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of June 30, 2019, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7.0 billion, based upon the closing price of $140.13 per share on the New York Stock Exchange on June 28, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 20, 2020, 47,627,611 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2019 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

ALLIANCE DATA SYSTEMS CORPORATION

Caution Regarding Forward-Looking Statements

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding strategic initiatives, our expected operating results, future economic conditions including currency exchange rates, future dividend declarations and the guidance we give with respect to our anticipated financial performance. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	loss of, or reduction in demand for services from, significant clients;
●	increases in net charge-offs in credit card and loan receivables and increases in the allowance for loan loss that may result from the application of the current expected credit loss model;
●	failure to identify, complete or successfully integrate or disaggregate business acquisitions or divestitures;
●	continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	failure to realize expected cost savings from restructuring plans;
●	increases in the cost of doing business, including market interest rates;
●	inability to access the asset-backed securitization funding market or deposits market;
●	loss of active AIR MILES® Reward Program collectors;
●	continuing impacts related to COVID-19, including reduction in demand from clients, supply chain disruption for our reward suppliers and disruptions in the airline or travel industries;
●	increased redemptions by AIR MILES Reward Program collectors;
●	unfavorable fluctuations in foreign currency exchange rates;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
●	increases in Federal Deposit Insurance Corporation (“FDIC”), Delaware or Utah regulatory capital requirements for banks;
●	failure to maintain exemption from regulation under the Bank Holding Company Act;
●	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors discussed in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.

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

PART I

Item 1.Business.

We are a leading global provider of data-driven marketing and loyalty solutions serving large, consumer-based industries. We create and deploy customized solutions, enhancing the critical customer marketing experience and measurably changing consumer behavior while driving business growth and profitability for some of today’s most recognizable brands. We help our clients create and increase customer loyalty through solutions that engage millions of customers each day across multiple touch points using traditional, digital, mobile and emerging technologies. Our LoyaltyOne® business owns and operates the AIR MILES Reward Program, Canada’s most recognized loyalty program, and Netherlands-based BrandLoyalty, a global provider of tailor-made loyalty programs for grocers. Our Card Services business is a provider of market-leading private label, co-brand, and business credit card programs.

Our client base of more than 400 companies consists primarily of large consumer-based businesses, including well-known brands such as Victoria’s Secret, Signet, IKEA, Ulta, Caesars Entertainment, Sephora, Bank of Montreal, Amex Bank of Canada, Sobeys Inc., Shell Canada Products, Rewe and Albert Heijn. Our client base is diversified across a broad range of end-markets, including financial services, specialty retail, grocery and drugstore chains, petroleum retail, home furnishings and hardware, beauty and jewelry, hospitality and travel and telecommunications. We believe our comprehensive suite of marketing solutions offers us a significant competitive advantage, as many of our competitors offer a more limited range of services. We believe the breadth and quality of our service offerings have enabled us to establish and maintain long-standing client relationships.

Segments

Beginning with the first quarter of 2019, our products and services are reported under two segments—LoyaltyOne and Card Services, and are listed below. Effective March 31, 2019, our former Epsilon segment was treated as a discontinued operation, and was subsequently sold on July 1, 2019. Financial information about our segments and geographic areas appears in Note 25, “Segment Information,” of the Notes to Consolidated Financial Statements.

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

Suppliers. We enter into agreements with airlines, manufacturers of consumer electronics, supplier platforms and other providers to supply rewards for the AIR MILES Reward Program. The broad range of rewards that can be redeemed is one of the reasons the AIR MILES Reward Program remains popular with collectors. Hundreds of brands use the AIR MILES Reward Program as an additional distribution channel for these products. Suppliers include well-recognized companies in diverse industries, including travel, hospitality, electronics and entertainment.

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

Receivables Financing. Our Card Services segment provides risk management solutions, account origination and funding services for our more than 160 private label and co-brand credit card programs. Through these credit card programs, as of December 31, 2019, we had $18.4 billion in principal receivables from 40.5 million active accounts, with an average balance for the year ended December 31, 2019 of approximately $811 for accounts with outstanding balances. L Brands and its retail affiliates accounted for approximately 10% of our average credit card and loan receivables for the year ended December 31, 2019. We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new credit card accountholders and establishing their credit limits. Credit quality is monitored at least monthly during the life of an account. We augment these procedures with credit risk scores provided by credit bureaus. This information helps us segment prospects into narrower risk ranges, allowing us to better evaluate individual credit risk.

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

Processing Services. We perform processing services and provide service and maintenance for private label and co-brand credit card programs. We use automated technology for bill preparation, printing and mailing, and also offer consumers the ability to view, print and pay their bills online. By doing so, we improve the funds availability for both our clients and for those private label and co-brand credit card receivables that we own or securitize. We also provide collection activities on delinquent accounts to support our private label and co-brand credit card programs. Our customer care operations are influenced by our retail heritage and we view every customer touch point as an opportunity to generate or reinforce a sale. Our call centers are equipped to handle a variety of inquiry types, including phone, mail, fax, email, text and web. We provide focused training programs in all areas to achieve the highest possible customer service standards and monitor our performance by conducting surveys with our clients and their customers. In 2019, for the fourteenth time since 2003, we were certified as a Center of Excellence for the quality of our operations, the most prestigious ranking attainable, by BenchmarkPortal. Founded by Purdue University in 1995, BenchmarkPortal is a global leader of best practices for call centers.

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

Competition

The markets for our products and services are highly competitive. We compete with marketing services companies and credit card issuers, as well as with the in-house staffs of our current and potential clients.

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

Card Services. Our Card Services segment competes primarily with financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. Our focus has primarily been on targeting specialty retailers that understand the competitive advantage of developing loyal customers. Typically, these retailers seek customers that make more frequent but smaller transactions at their retail locations. As a result, we are able to analyze card-based transaction data we obtain through managing our credit card programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement successful marketing strategies for our clients. As an issuer of private label retail credit cards and co-brand Visa®, MasterCard® and Discover® credit cards, we also compete with general purpose credit cards issued by other financial institutions, as well as cash, checks and debit cards. As the payments industry continues to evolve, in the future we expect increasing competition with emerging payment technologies from financial technology firms and payment networks.

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

Data protection and consumer privacy laws and regulations continue to evolve. These laws and regulations place many restrictions on our ability to collect and disseminate customer information. In addition, the enactment of new or amended legislation or industry regulations pertaining to consumer, public or private sector privacy issues may impact our marketing services, including placing restrictions upon the collection, sharing and use of information that is currently legally available. There are also a number of specific laws and regulations governing the collection and use of certain types of consumer data primarily in connection with financial services transactions that are relevant to our various businesses and services. In the United States, federal laws such as the Gramm-Leach-Bliley Act, or GLBA, and the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, as well as similar and applicable state laws, make it more difficult to collect, share and use information that has previously been legally available and may increase our costs of collecting some data. These laws give bank customers, including cardholders and depositors, the ability to “opt out” of having certain information generated by their applicable financial services transactions shared with other affiliated and unaffiliated parties or the public. Our ability to gather, share and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to “opt out,” thereby precluding us and our affiliates from using their data.

In the United States, the federal Do-Not-Call Implementation Act makes it more difficult to telephonically communicate with prospective and existing customers. Similar measures were implemented in Canada beginning September 1, 2008. Regulations in both the United States and Canada give consumers the ability to “opt out,” through a national do-not-call registry and state do-not-call registries, of having telephone solicitations placed to them by companies that do not have an existing business relationship with the consumer. In addition, regulations require companies to maintain an internal do-not-call list for those who do not want the companies to solicit them through telemarketing. These regulations could limit our ability to provide services and information to our clients. Failure to comply with these regulations could have a negative impact on our reputation and subject us to significant penalties. Further, the Federal Communications Commission has approved interpretations of rules related to the Telephone Consumer Protection Act defining robo-calls broadly, which may affect our ability to contact customers and may increase our litigation exposure.

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

In the United States, California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA creates new individual privacy rights for California consumers and places increased privacy and security obligations on entities handling certain personal data of consumers and households. The CCPA includes new and expanded disclosure requirements to consumers about companies’ data collection, use and sharing practices; provides consumers new ways to opt-out of certain sales or transfers of personal information; and provides consumers with additional causes of action. The CCPA prohibits companies from discriminating against consumers who have opted out of the sale of their personal information, subject to a narrow exception. The CCPA provides for certain monetary penalties and for enforcement of the statute by the California Attorney General or by consumers whose rights under the law are not observed. It also provides for damages, as well as injunctive or declaratory relief, if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the information is collected, processed, sold or disclosed pursuant to the GLBA if the GLBA is in conflict with the CCPA. It remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted.

Further, many other state governments are reviewing or proposing the need for greater regulation of the collection, processing, sharing and use of consumer data for marketing purposes or otherwise. This may result in new laws or regulations imposing additional compliance requirements.

In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, requires an organization to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, consumer personal information may be used only for the purposes for which it was collected. We allow our customers to voluntarily “opt out” from receiving either one or both promotional and marketing mail or promotional and marketing electronic mail. Heightened consumer awareness of, and concern about, privacy may result in customers “opting out” at higher rates than they have historically. This would mean that a reduced number of customers would receive bonus and promotional offers and therefore those customers may collect fewer AIR MILES reward miles.

Canada’s Anti-Spam Legislation, or CASL, may restrict our ability to send “commercial electronic messages,” defined to include text, sound, voice and image messages to email, or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. CASL requires, in part, that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender.

On May 25, 2018, The General Data Protection Regulation, or GDPR, a European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights came into force. The GDPR replaced the European Union Directive 95/46/EC and applies to and binds the 27 EU Member States. The GDPR details greater compliance obligations on organizations, including the implementation of a number of processes and policies around data collection and use. These, and other terms of the GDPR, could limit our ability to provide services and information to our customers. In addition, the GDPR includes significant new penalties for non-compliance.

In general, GDPR, and other European Union and Member State specific privacy and data governance laws, could also lead to adaptation of our technologies or practices to satisfy local privacy requirements and standards that may be more stringent than in the U.S. Similarly, it is possible that in the future, U.S. and foreign jurisdictions may adopt legislation or regulations that impair our ability to effectively track consumers’ use of our advertising services, such as the FTC’s proposed “Do-Not-Track” standard or other legislation or regulations similar to EU Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” which directs EU Member States to ensure that accessing information on an internet user’s computer, such as through a cookie, is allowed only if the internet user has given his or her consent. On January 31, 2020, the United Kingdom left the European Union and entered into a Brexit transition period. During this period, which runs until the end of December 2020, the GDPR will continue to apply to the United Kingdom. It is not yet known what the data protection landscape will look like at the end of the transition period.

There is also rapid development of new privacy laws and regulations elsewhere around the globe, including amendments of existing data protection laws to the scope of such laws and penalties for noncompliance. Failure to comply with these international data protection laws and regulations could have a negative impact on our reputation and subject us to significant penalties.

While all 50 U.S. states and the District of Columbia have enacted data breach notification laws, there is no such U.S. federal law generally applicable to our businesses. Data breach notification legislation and regulations relating to mandatory reporting came into force in Canada on November 1, 2018. Data breach notification laws have been proposed widely and exist in other specific countries and jurisdictions in which we conduct business. Legislative and regulatory measures, such as mandatory breach notification provisions, impose, among other elements, strict requirements on reporting time frames and providing notice to individuals.

We also have systems and processes to comply with the USA PATRIOT ACT of 2001, which is designed to deter and punish terrorist acts in the United States and around the world, to enhance law enforcement investigatory tools, and for other purposes.

Ontario’s Protecting Rewards Points Act (Consumer Protection Amendment), 2016, and additional related regulations effective January 2018, prohibit suppliers from entering into or amending consumer agreements to provide for the expiry of rewards points due to the passage of time alone, while permitting the expiry of rewards points if the underlying consumer agreement is terminated and that agreement provides that reward points expire upon termination. Similar legislation pertaining to the expiry of rewards points due to the passage of time alone was passed in Quebec in 2017, with regulations taking effect in 2018 and 2019.

Employees

As of December 31, 2019, we had over 8,500 employees. We believe our relations with our employees are good. We have no collective bargaining agreements with our employees.

Other Information

Our corporate headquarters are located at 3075 Loyalty Circle, Columbus, Ohio 43219, where our telephone number is 614-729-4000.

We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our website, www.AllianceData.com. No information from this website is incorporated by reference herein. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our audit committee, compensation committee and nominating and corporate governance committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for Senior Financial Officers, and code of ethics for Board Members on our website. These documents are available free of charge to any stockholder upon request.

Item 1A.	Risk Factors.

RISK FACTORS

Strategic Business Risk and Competitive Environment

Our 10 largest clients represented 44% and 41%, respectively, of our consolidated revenue for the years ended December 31, 2019 and 2018, and the loss of any of these clients could cause a significant drop in our revenue.

We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 44% and 41%, respectively, of our consolidated revenue during the years ended December 31, 2019 and 2018. L Brands and its retail affiliates represented approximately 11% of our consolidated revenue during both of these same respective periods. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue. For example, the contract for one of our 10 largest clients, representing approximately 3% of our consolidated revenue for the year ended December 31, 2019, is effective through September 2020 and is not expected to renew.

Card Services. Card Services represents 81% of our consolidated revenue for both of the years ended December 31, 2019 and 2018, respectively. Our 10 largest clients in this segment represented approximately 54% and 49%, respectively, of our Card Services revenue for the years ended December 31, 2019 and 2018. L Brands and its retail affiliates represented approximately 13% of this segment’s revenue for both of the years ended December 31, 2019 and 2018, respectively. Our contract with L Brands and its retail affiliates expires in 2026, subject to contract terms.

LoyaltyOne. LoyaltyOne represents 19% of our consolidated revenue for both of the years ended December 31, 2019 and 2018, respectively. Our 10 largest clients in this segment represented approximately 54% and 56%, respectively, of our LoyaltyOne revenue on a gross basis for the years ended December 31, 2019 and 2018. Bank of Montreal represented approximately 19% of this segment’s revenue on a gross basis for both of the years ended December 31, 2019 and 2018, respectively. Sobeys Inc. and its retail affiliates represented approximately 12% of this segment’s revenue on a gross basis for both of the years ended December 31, 2019 and 2018, respectively. Our contract with Bank of Montreal expires in 2023, subject to further automatic renewals. Our contract with Sobeys Inc. and its retail affiliates expires in 2024, subject to contract terms.

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

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the customer’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of cardholders to minimize delinquencies and losses. An increase in defaults or net charge-offs could result in a reduction in net income. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our delinquency and net charge-off rates are affected by the credit risk of our credit card and loan receivables and the average age of our various credit card account portfolios. Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. For 2019, our net charge-off rate was 6.1%, compared to 6.1% and 6.0% for 2018 and 2017, respectively. Delinquency rates were 5.8% of principal credit card and loan receivables at December 31, 2019, compared to 5.7% and 5.1% at December 31, 2018 and 2017, respectively.

A new accounting standard will require us to increase our allowance for loan loss and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that became effective for us January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, requires us to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan loss. The adoption of this standard resulted in an increase in our allowance for loan loss of $644.0 million. For additional information regarding the impact of the adoption of CECL, see “Recently Issued Accounting Standards” under Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements. The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our credit card and loan portfolio, as well as the prevailing economic conditions and forecasts utilized. The CECL model may create more volatility in the level of our allowance for loan loss. If we are required to materially increase our level of allowance for loan loss, such increase could adversely affect or our business, financial condition and results of operations.

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

For example, upon the sale of the Epsilon segment in July 2019, we have agreed to indemnify Publicis Groupe S.A. for the matter included in Note 18, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements. If adversely determined, the financial impact of our indemnification obligation may be substantial.

Furthermore, if the operations of an acquired or new business do not meet expectations, our profitability may decline and we may seek to restructure the acquired business or to impair the value of some or all of the assets of the acquired or new business.

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

Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $31.6 million for the year ended December 31, 2019.

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

As a result of airline or travel industry disruptions, including, but not limited to, the current impacts of COVID-19, political instability, terrorist acts or war, some collectors could determine that air travel is too dangerous or burdensome. Consequently, collectors might forego redeeming AIR MILES reward miles for air travel and therefore might not participate in the AIR MILES Reward Program to the extent they previously did, which could adversely affect our revenue from the program.

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

We may be unable to realize some or all of the anticipated benefits of restructuring initiatives and restructuring may adversely affect our business.

In response to changes in industry and market conditions, we may undertake restructuring, reorganization, or other strategic initiatives to realign our resources with our growth strategies, operate more efficiently, and control costs. The successful implementation of these initiatives may require us to effect business and asset dispositions, workforce reductions, management restructurings, decisions to limit investments in or otherwise exit businesses, office consolidations and closures, and other actions, each of which depend on a number of factors that may not be within our control.

Any such effort to realign the organization may result in the recording of restructuring or other charges, such as asset impairment charges, contract and lease termination costs, inventory write-offs, exit costs, termination benefits, and other restructuring costs. Further, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale, loss of key employees and/or other retention issues during transitional periods. Reorganization and restructuring can impact a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business.

We have undertaken, and may undertake in the future, restructuring initiatives to simplify our business structure as well as focus capital on the highest earning and growth assets. The implementation of any restructuring initiatives may be costly and disruptive to our business, and following their completion, our business may not be more efficient or effective than prior to implementation of the plan. Although designed to deliver long-term sustainable growth, our restructuring activities, including any related charges, could present significant potential risks that may impair our ability to achieve anticipated operating enhancements or cost reductions, or otherwise have a material adverse effect on our business, competitive position, operating results, and financial condition. For more information about our restructuring initiatives taken in 2019, see Note 14, “Restructuring and Other Charges” of the Notes to Consolidated Financial Statements.

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

A number of factors affect our ability to fund our receivables in the securitization market, some of which are beyond our control, including:

●	conditions in the securities markets in general and the asset-backed securitization market in particular;
●	conformity in the quality of our credit card receivables to rating agency requirements and changes in that quality or those requirements; and
●	ability to fund required overcollateralizations or credit enhancements, which are routinely utilized in order to achieve better credit ratings to lower borrowing cost.

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

Inability to grow our deposits in the future could have a material adverse effect on our liquidity, ability to grow our business and profitability.

We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. Our funding strategy includes continued growth of our liquidity through deposits. The deposit business is highly competitive, with intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to originate and maintain retail deposits is also highly dependent on the strength of our bank subsidiaries and the perceptions of consumers and others of our business practices and our financial health. Adverse perceptions regarding our lending practices, regulatory compliance, protection of customer information or sales and marketing practices, or actions taken by regulators or others with respect to our bank subsidiaries, could impede our competitive position in the deposits market.

The demand for the deposit products we offer may also be reduced due to a variety of factors, including changes in consumers’ preferences, demographics or discretionary income, regulatory actions that decrease consumer access to particular products or the development or availability of competing products. Competition from other financial services firms and others that use deposit funding products may affect deposit renewal rates, costs or availability. Adjustments we make to the rates offered on our deposit products to remain competitive may adversely affect either our liquidity or our profitability.

The Federal Deposit Insurance Act, or FDIA, prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2019, each of our bank subsidiaries met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that our bank subsidiaries will continue to meet those requirements. Limitations on our bank subsidiaries’ ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our liquidity, funding costs and profitability. Any limitation on the interest rates our bank subsidiaries can pay on deposits may competitively disadvantage us in attracting and retaining deposits, resulting in a material adverse effect on our business.

At December 31, 2019, we had $12.2 billion in deposits, with approximately $3.6 billion in money market deposits that are redeemable on demand and approximately $8.6 billion in certificates of deposit.

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

We have a high level of indebtedness, which requires a high level of interest and principal payments. Subject to the limits contained in our credit agreement, the indentures governing our senior notes and our other debt instruments, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our higher level of indebtedness, combined with our other financial obligations and contractual commitments, could:

●	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under our credit agreement, the indentures governing our senior notes and the agreements governing our other indebtedness;
●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions and other corporate purposes;
●	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
●	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes;
●	delay investments and capital expenditures;
●	cause any refinancing of our indebtedness to be at higher interest rates and require us to comply with more onerous covenants, which could further restrict our business operations; and
●	prevent us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of certain changes of control.

Restrictions imposed by the indenture governing our senior notes, our credit agreement and our other outstanding or future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of the indenture governing our senior notes, our credit agreement and agreements governing our other debt instruments limit us and our subsidiaries from engaging in specified types of transactions. These covenants limit our and our subsidiaries’ ability, among other things, to:

●	incur additional debt;
●	declare or pay dividends, redeem stock or make other distributions to stockholders;
●	make investments;
●	create liens or use assets as security in other transactions;
●	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;
●	enter into transactions with affiliates;
●	sell or transfer certain assets; and
●	enter into any consensual encumbrance or restriction on the ability of certain of our subsidiaries to pay dividends or make loans or sell assets to us.

As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional indebtedness to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Interest rate increases on our variable rate debt could materially adversely affect our profitability.

We have both fixed-rate and variable-rate debt, and are subject to interest rate risk in connection with the issuance of variable-rate debt. Our interest expense, net was $569.0 million for the year ended December 31, 2019, treating our former Epsilon segment as a discontinued operation. To manage our risk from market interest rates, we actively monitor the interest rates and the interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. In 2019, a 1% increase or decrease in interest rates on our variable-rate debt would have resulted in a change to our interest expense of approximately $83 million.

Our variable-rate indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate (LIBOR) for deposits of U.S. dollars. LIBOR tends to fluctuate based on multiple factors, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. At this time, we have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established or if LIBOR continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index. These changes may have a negative impact on our interest expense and profitability.

Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.

As of February 20, 2020, we had an aggregate of 79,212,386 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 6,573,861 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 1,278,642 shares have been issued and 596,822 shares are issuable upon vesting of restricted stock awards and restricted stock units. We have reserved for issuance 1,500,000 shares of our common stock, 462,101 of which remain issuable, under our 401(k) and Retirement Savings Plan as of December 31, 2019. In addition, we may pursue acquisitions of competitors and related businesses and may issue shares of our common stock in connection with these acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.

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

Since October 2016, our Board of Directors has declared quarterly cash dividend payments on our outstanding common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors. Since 2001, our Board of Directors has approved various share repurchase programs, including the share repurchase program approved in July 2019 for the repurchase of up to $1.1 billion of our common stock through June 30, 2020. The Board’s determination to declare dividends on, or repurchase shares of, our common stock will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant. Based on an evaluation of these factors, the Board of Directors may determine not to declare future dividends at all, to declare future dividends at a reduced amount, not to repurchase shares or to repurchase shares at reduced levels compared to historical levels, any or all of which could reduce returns to our stockholders.

Our reported financial information will be affected by fluctuations in the exchange rate between the U.S. dollar and certain foreign currencies.

The results of our operations are exposed to foreign exchange rate fluctuations. We are exposed primarily to fluctuations in the exchange rate between the U.S. and Canadian dollars and the exchange rate between the U.S. dollar and the Euro. Upon translation, operating results may differ from our expectations. For the year ended December 31, 2019, foreign currency movements relative to the U.S. dollar negatively impacted our revenue by approximately $45 million and negatively impacted our income from continuing operations before income taxes by approximately $1 million.

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

There are also a number of specific laws and regulations governing the collection and use of certain types of consumer data primarily in connection with financial services transactions that are relevant to our various businesses and services. In the United States, federal laws such as the Gramm-Leach-Bliley Act, or GLBA, and the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, as well as similar and applicable state laws, make it more difficult to collect, share and use information that has previously been legally available and may increase our costs of collecting some data. These laws give bank customers, including cardholders and depositors, the ability to “opt out” of having certain information generated by their applicable financial services transactions shared with other affiliated and unaffiliated parties or the public. Our ability to gather, share and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to “opt out,” thereby precluding us and our affiliates from using their data.

In the United States, the federal Do-Not-Call Implementation Act makes it more difficult to telephonically communicate with prospective and existing customers. Similar measures were implemented in Canada beginning September 1, 2008. Regulations in both the United States and Canada give consumers the ability to “opt out,” through a national do-not-call registry and state do-not-call registries, of having telephone solicitations placed to them by companies that do not have an existing business relationship with the consumer. In addition, regulations require companies to maintain an internal do-not-call list for those who do not want the companies to solicit them through telemarketing. These regulations could limit our ability to provide services and information to our clients. Failure to comply with these regulations could have a negative impact on our reputation and subject us to significant penalties. Further, the Federal Communications Commission has approved interpretations of rules related to the Telephone Consumer Protection Act defining robo-calls broadly, which may affect our ability to contact customers and may increase our litigation exposure.

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

In the United States, California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA creates new individual privacy rights for California consumers and places increased privacy and security obligations on entities handling certain personal data of consumers and households. The CCPA includes new and expanded disclosure requirements to consumers about companies’ data collection, use and sharing practices; provides consumers new ways to opt-out of certain sales or transfers of personal information; and provides consumers with additional causes of action. The CCPA prohibits companies from discriminating against consumers who have opted out of the sale of their personal information, subject to a narrow exception. The CCPA provides for certain monetary penalties and for enforcement of the statute by the California Attorney General or by consumers whose rights under the law are not observed. It also provides for damages, as well as injunctive or declaratory relief, if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the information is collected, processed, sold or disclosed pursuant to the GLBA if the GLBA is in conflict with the CCPA. It remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted.

Further, many other state governments are reviewing or proposing the need for greater regulation of the collection, processing, sharing and use of consumer data for marketing purposes or otherwise. This may result in new laws or regulations imposing additional compliance requirements.

In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, requires an organization to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, consumer personal information may be used only for the purposes for which it was collected. We allow our customers to voluntarily “opt out” from receiving either one or both promotional and marketing mail or promotional and marketing electronic mail. Heightened consumer awareness of, and concern about, privacy may result in customers “opting out” at higher rates than they have historically. This would mean that a reduced number of customers would receive bonus and promotional offers and therefore those customers may collect fewer AIR MILES reward miles.

Canada’s Anti-Spam Legislation, or CASL, may restrict our ability to send “commercial electronic messages,” defined to include text, sound, voice and image messages to email, or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. CASL requires, in part, that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from the sender. Failure to comply with the terms of CASL could have a negative impact on our reputation and subject us to significant monetary penalties.

On May 25, 2018, The General Data Protection Regulation, or GDPR, a European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights came into force. The GDPR replaced the European Union Directive 95/46/EC and applies to and binds the 27 EU Member States. The GDPR details greater compliance obligations on organizations, including the implementation of a number of processes and policies around data collection and use. These, and other terms of the GDPR, could limit our ability to provide services and information to our customers. In addition, the GDPR includes significant new penalties for non-compliance, with fines up to the higher of €20 million ($22 million as of December 31, 2019) or 4% of total annual worldwide revenue.

In general, GDPR, and other European Union and Member State specific privacy and data governance laws, could also lead to adaptation of our technologies or practices to satisfy local privacy requirements and standards that may be more stringent than in the U.S. Similarly, it is possible that in the future, U.S. and foreign jurisdictions may adopt legislation or regulations that impair our ability to effectively track consumers’ use of our advertising services, such as the FTC’s proposed “Do-Not-Track” standard or other legislation or regulations similar to EU Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” which directs EU Member States to ensure that accessing information on an internet user’s computer, such as through a cookie, is allowed only if the internet user has given his or her consent. On January 31, 2020, the United Kingdom left the European Union and entered into a Brexit transition period. During this period, which runs until the end of December 2020, the GDPR will continue to apply to the United Kingdom. It is not yet known what the data protection landscape will look like at the end of the transition period.

There is also rapid development of new privacy laws and regulations elsewhere around the globe, including amendments of existing data protection laws to the scope of such laws and penalties for noncompliance. Failure to comply with these international data protection laws and regulations could have a negative impact on our reputation and subject us to significant penalties.

While all 50 U.S. states and the District of Columbia have enacted data breach notification laws, there is no such U.S. federal law generally applicable to our businesses. Data breach notification legislation and regulations relating to mandatory reporting came into force in Canada on November 1, 2018. Data breach notification laws have been proposed widely and exist in other specific countries and jurisdictions in which we conduct business. Legislative and regulatory measures, such as mandatory breach notification provisions, impose, among other elements, strict requirements on reporting time frames and providing notice to individuals.

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

For example, Ontario’s Protecting Rewards Points Act (Consumer Protection Amendment), 2016, and additional related regulations effective January 2018, prohibit suppliers from entering into or amending consumer agreements to provide for the expiry of rewards points due to the passage of time alone, while permitting the expiry of rewards points if the underlying consumer agreement is terminated and that agreement provides that reward points expire upon termination. Similar legislation pertaining to the expiry of rewards points due to the passage of time alone was passed in Quebec in 2017, with regulations taking effect in 2018 and 2019.

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

If either of our depository institution subsidiaries failed to meet the criteria for the exemption from the definition of “bank” in the Bank Holding Company Act under which it operates (which exemptions are described below), and if we did not divest such depository institution upon such an occurrence, we would become subject to regulation under the Bank Holding Company Act. This would require us to cease certain of our activities that are not permissible for companies that are subject to regulation under the Bank Holding Company Act. One of our depository institution subsidiaries, Comenity Bank, is a Delaware State FDIC-insured bank and a limited-purpose credit card bank located in Delaware. Comenity Bank will not be a “bank” as defined under the Bank Holding Company Act so long as it remains in compliance with the following requirements:

●	it engages only in credit card operations;
●	it does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties;
●	it does not accept any savings or time deposits of less than $100,000, except for deposits pledged as collateral for its extensions of credit;
●	it maintains only one office that accepts deposits; and
●	it does not engage in the business of making commercial loans (except small business loans).

Our other depository institution subsidiary, Comenity Capital Bank, is a Utah industrial bank that is authorized to do business by the State of Utah and the FDIC. Comenity Capital Bank will not be a “bank” as defined under the Bank Holding Company Act so long as it remains an industrial bank in compliance with the following requirements:

●	it is an institution organized under the laws of a state which, on March 5, 1987, had in effect or had under consideration in such state’s legislature a statute which required or would require such institution to obtain insurance under the Federal Deposit Insurance Act; and
●	it does not accept demand deposits that the depositor may withdraw by check or similar means for payment to third parties.

Operational and Other Risk

We rely on third party vendors to provide products and services. Our profitability could be adversely impacted if they fail to fulfill their obligations.

The failure of our suppliers to deliver products and services in sufficient quantities and in a timely manner could adversely affect our business, including, but not limited to, supply chain disruptions resulting from the current impacts of COVID-19. If our significant vendors were unable to renew our existing contracts, we might not be able to replace the related product or service at the same cost which would negatively impact our profitability.

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

Delaware law, as well as provisions of our certificate of incorporation, including those relating to our Board’s authority to issue series of preferred stock without further stockholder approval, our bylaws and our existing and future debt instruments, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to our stockholders.

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

As of December 31, 2019, we lease approximately 50 general office properties worldwide, comprised of approximately three million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

		Approximate
Location	Segment	Square Footage	Lease Expiration Date
Plano, Texas	Corporate	67,274	June 30, 2026
Columbus, Ohio	Corporate, Card Services	567,006	September 12, 2032
Toronto, Ontario, Canada	LoyaltyOne	205,525	March 31, 2033
Mississauga, Ontario, Canada	LoyaltyOne	50,908	February 29, 2020
Den Bosch, Netherlands	LoyaltyOne	132,482	December 31, 2033
Maasbree, Netherlands	LoyaltyOne	668,923	September 1, 2033
Draper, Utah	Card Services	134,903	May 31, 2031
Columbus, Ohio	Card Services	103,161	December 31, 2027
Westminster, Colorado	Card Services	120,132	June 30, 2028
Couer D’Alene, Idaho	Card Services	114,000	July 31, 2038
Westerville, Ohio	Card Services	100,800	July 31, 2024
Wilmington, Delaware	Card Services	5,198	November 30, 2020

We believe our current facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

Item 3.	Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations. See Indemnification in Note 18, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, and trades under the symbol “ADS.”

Holders

As of February 20, 2020, the closing price of our common stock was $103.06 per share, there were 47,627,611 shares of our common stock outstanding, and there were 97 holders of record of our common stock.

Dividends

We paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
Year Ended December 31, 2019
First quarter	$0.63	$33.9
Second quarter	0.63	33.1
Third quarter	0.63	30.4
Fourth quarter	0.63	30.0
Total cash dividends paid	$2.52	$127.4

Year Ended December 31, 2018
First quarter	$0.57	$31.7
Second quarter	0.57	31.6
Third quarter	0.57	31.2
Fourth quarter	0.57	30.7
Total cash dividends paid	$2.28	$125.2

On January 30, 2020 our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock, payable on March 19, 2020 to stockholders of record at the close of business on February 14, 2020.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2019:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2019:
October 1-31	3,403	$116.83	—	$347.8
November 1-30	2,564	106.27	—	347.8
December 1-31	3,650	109.35	—	347.8
Total	9,617	$111.18	—	$347.8
(1)	During the period represented by the table, 9,617 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.
(2)	In 2019, our Board of Directors authorized a new stock repurchase program to acquire up to $1.1 billion of our outstanding common stock from July 5, 2019 through June 30, 2020. Our authorization is subject to any restrictions pursuant to the terms of our credit agreements and applicable securities laws or otherwise.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2014, with the cumulative total return over the same period of (1) the S&P 500 Index and (2) a peer group of sixteen companies selected by us and utilized in our prior Annual Report on Form 10-K, which we will refer to as the 2018 Peer Group Index, and (3) a new peer group of fifteen companies selected by us, which we will refer to as the 2019 Peer Group Index.

The sixteen companies in the 2018 Peer Group Index are CDK Global, Inc., Discover Financial Services, Equifax, Inc., Experian PLC, Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., MasterCard Incorporated, Nielsen Holdings plc, Omnicom Group Inc., Synchrony Financial, The Dun & Bradstreet Corporation, The Interpublic Group of Companies, Inc., Total System Services, Inc., Vantiv, Inc. and WPP plc.

The fifteen companies in the 2019 Peer Group Index are PayPal Holdings, Inc., MasterCard Incorporated, Synchrony Financial, Discover Financial Services, Fifth Third Bancorp, Key Corp, Citizens Financial Group, Inc., Ally Financial Inc., M&T Bank Corporation, Regions Financial Corporation, Huntington Bancshares Incorporated, Santander Consumer USA Holdings Inc., Comerica Incorporated, SVB Financial Group and Popular, Inc. Management believes the new peer group taken as a whole provides a more meaningful comparison subsequent to the sale of Epsilon in July 2019.

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2014 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN* AMONG ALLIANCE DATA SYSTEMS CORPORATION, S&P 500 INDEX, 2018 PEER GROUP AND 2019 PEER GROUP

300
250
200
150
100
50
0
DOLLARS
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Alliance Data Systems Corporation
S&P 500
2018 Peer Group
2019 Peer Group

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

	Alliance Data
	Systems		2018 Peer	2019 Peer
	Corporation	S&P 500	Group Index	Group Index
December 31, 2014	$100.00	$100.00	$100.00	$100.00
December 31, 2015	96.69	101.38	109.78	101.61
December 31, 2016	80.09	113.51	122.61	122.77
December 31, 2017	89.65	138.29	147.82	165.75
December 31, 2018	53.78	132.23	153.09	166.66
December 31, 2019	40.98	173.86	230.35	240.21

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

The following table sets forth our summary historical consolidated financial information for the periods ended and as of the dates indicated. You should read the following historical consolidated financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K. The fiscal year financial information included in the table below for the year ended December 31, 2015 and as of December 31, 2015 has been recast to present our former Epsilon business as a discontinued operation and was derived from our audited consolidated financial statements.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share amounts)
Income statement data
Total revenue	$5,581.3	$5,666.6	$5,474.7	$5,013.2	$4,327.3
Cost of operations (exclusive of amortization and depreciation disclosed separately below)	2,687.8	2,537.2	2,469.5	2,600.3	2,164.0
Provision for loan loss	1,187.5	1,016.0	1,140.1	940.5	668.2
General and administrative	150.6	162.5	159.3	135.6	132.7
Regulatory settlement	—	—	—	—	64.6
Depreciation and other amortization	79.9	80.7	73.7	67.3	60.3
Amortization of purchased intangibles	96.2	112.9	114.2	119.6	104.8
Loss on extinguishment of debt	71.9	—	—	—	—
Total operating expenses	4,273.9	3,909.3	3,956.8	3,863.3	3,194.6
Operating income	1,307.4	1,757.3	1,517.9	1,149.9	1,132.7
Interest expense, net	569.0	542.3	455.4	370.9	294.3
Income from continuing operations before income taxes	738.4	1,215.0	1,062.5	779.0	838.4
Provision for income taxes	165.8	269.5	293.3	298.8	294.1
Income from continuing operations	$572.6	$945.5	$769.2	$480.2	$544.3
(Loss) income from discontinued operations, net of taxes	(294.6)	17.6	19.5	37.4	61.1
Net income	$278.0	$963.1	$788.7	$517.6	$605.4
Less: Net income attributable to non-controlling interest	—	—	—	1.8	8.9
Net income attributable to common stockholders	$278.0	$963.1	$788.7	$515.8	$596.5

Basic income attributable to common stockholders per share:
Income from continuing operations	$11.25	$17.24	$13.82	$6.73	$7.93
(Loss) income from discontinued operations	$(5.89)	$0.32	$0.35	$0.64	$0.98
Net income attributable to common stockholders per share	$5.36	$17.56	$14.17	$7.37	$8.91

Diluted income attributable to common stockholders per share:
Income from continuing operations	$11.24	$17.17	$13.75	$6.71	$7.87
(Loss) income from discontinued operations	$(5.78)	$0.32	$0.35	$0.63	$0.98
Net income attributable to common stockholders per share	$5.46	$17.49	$14.10	$7.34	$8.85

Weighted average shares:
Basic	50.0	54.9	55.7	58.6	61.9
Diluted	50.9	55.1	55.9	58.9	62.3

Dividends declared per share:	$2.52	$2.28	$2.08	$0.52	$—

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Balance sheet data
Credit card and loan receivables, net	$18,292.0	$16,816.7	$17,494.5	$15,595.9	$13,057.9
Redemption settlement assets, restricted	600.8	558.6	589.5	324.4	456.6
Total assets	26,494.8	30,387.7	30,684.8	25,514.1	22,349.9
Deferred revenue	922.0	875.3	966.9	931.5	844.9
Deposits	12,151.7	11,793.7	10,930.9	8,391.9	5,605.9
Non-recourse borrowings of consolidated securitization entities	7,284.0	7,651.7	8,807.3	6,955.4	6,482.7
Long-term and other debt, including current maturities	2,849.9	5,725.4	6,070.9	5,595.4	5,017.4
Total liabilities	24,906.5	28,055.6	28,829.5	23,855.9	20,172.5
Redeemable non-controlling interest	—	—	—	—	167.4
Total stockholders’ equity	1,588.3	2,332.1	1,855.3	1,658.2	2,010.0

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions)
Cash flow data
Cash flows from operating activities	$1,217.7	$2,754.9	$2,599.1	$2,127.2	$1,761.4
Cash flows from investing activities	$2,860.8	$(1,872.0)	$(4,268.1)	$(4,291.5)	$(3,298.7)
Cash flows from financing activities	$(4,091.7)	$(1,217.9)	$4,004.9	$2,637.4	$1,718.9

Other financial data (1)
Adjusted EBITDA	$1,710.3	$1,995.3	$1,747.1	$1,620.0	$1,404.9
Adjusted EBITDA, net	$1,271.3	$1,609.4	$1,465.4	$1,404.2	$1,223.3

Segment operating data
Credit card statements generated	281.1	300.7	296.7	279.4	242.3
Credit sales	$30,986.9	$30,702.3	$31,001.6	$29,271.3	$24,736.1
Average credit card and loan receivables	$17,298.2	$17,412.1	$16,185.5	$14,085.8	$11,364.6
AIR MILES reward miles issued	5,511.1	5,500.0	5,524.2	5,772.3	5,743.1
AIR MILES reward miles redeemed	4,415.7	4,482.0	4,552.1	7,071.6	4,406.3
(1)	See “Use of Non-GAAP Financial Measures” set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of our use of adjusted EBITDA and adjusted EBITDA, net and a reconciliation to income from continuing operations, the most directly comparable GAAP financial measure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading global provider of data-driven marketing and loyalty solutions serving large, consumer-based industries. We create and deploy customized solutions, enhancing the critical customer marketing experience and measurably changing consumer behavior while driving business growth and profitability for some of today’s most recognizable brands. We help our clients create and increase customer loyalty through solutions that engage millions of customers each day across multiple touch points using traditional, digital, mobile and emerging technologies. We operate under two segments—LoyaltyOne and Card Services. Our LoyaltyOne business owns and operates the AIR MILES Reward Program, Canada’s most recognized loyalty program, and Netherlands-based BrandLoyalty, a global provider of tailor-made loyalty programs for grocers. Our Card Services business is a provider of private label, co-brand, and business credit card programs. Effective March 31, 2019, our Epsilon segment was treated as a discontinued operation, and was subsequently sold on July 1, 2019.

Year in Review

While our financial results did not meet original expectations, we made several strategic changes and achieved certain objectives during the year ended December 31, 2019.

Organizational Changes

On June 5, 2019, the Board of Directors of Alliance Data appointed Melisa A. Miller, who led Alliance Data’s Card Services business, as Alliance Data’s President and Chief Executive Officer as well as a Director of the Company. She succeeded Ed Heffernan who announced his resignation as President and Chief Executive Officer and as a Director of the Company.

On November 18, 2019, we announced that Ralph Andretta had been selected Alliance Data’s President and Chief Executive Officer as well as a Director of the Company, which appointment became effective February 3, 2020. Melisa Miller stepped down from those positions in November 2019 but continued to serve the Company in an advisory capacity through February 16, 2020. Charles Horn, Executive Vice President, served as acting Chief Executive Officer until the effective date of Mr. Andretta’s appointment and will continue to focus his attention on international operations, operating efficiencies and strategic initiatives.

Additionally, during 2019, executive management and the Board of Directors evaluated the cost structure and potential cost saving initiatives throughout the organization. As a result, we incurred $118.1 million in restructuring and other charges in 2019 to streamline our cost structure, as described in more detail in Note 14, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements.

Capital Transactions

On July 1, 2019, we sold our former Epsilon segment to Publicis Groupe S.A. for $4.4 billion in cash. We incurred approximately $79.0 million in transaction costs for the year ended December 31, 2019 and recorded a $512.2 million pre-tax gain ($252.1 million after-tax loss) on sale.

In July 2019, proceeds from the sale of Epsilon were used to extinguish all of our outstanding senior notes of $1.9 billion and to make a mandatory payment of $500.0 million on our revolving credit facility, which reduced available credit commitments in the same amount.

During 2019, we repurchased approximately 6.3 million shares of our common stock for aggregate consideration of $976.1 million and paid dividends and dividend equivalent rights of $127.4 million.

During 2019, we purchased four credit card portfolios for aggregate cash consideration of $924.8 million and sold 13 credit card portfolios for aggregate cash consideration of $2,061.8 million.

In December 2019, we issued and sold $850.0 million aggregate principal amount of 4.750% senior notes due December 15, 2024. The net proceeds of $833.0 million were used to make a prepayment of our term debt under the credit agreement. We also amended our credit agreement, extending the maturity date from June 14, 2021 to December 31, 2022. As amended, our credit agreement provides for a $2,028.8 million term loan and a $750.0 million revolving line of credit.

Consolidated Results of Operations

	Years Ended December 31,			% Change
				2019	2018
	2019	2018	2017	to 2018	to 2017
	(in millions, except percentages)
Revenues
Services	$215.5	$295.4	$367.5	(27)%	(20)%
Redemption, net	637.3	676.3	935.3	(6)	(28)
Finance charges, net	4,728.5	4,694.9	4,171.9	1	13
Total revenue	5,581.3	5,666.6	5,474.7	(2)	4
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	2,687.8	2,537.2	2,469.5	6	3
Provision for loan loss	1,187.5	1,016.0	1,140.1	17	(11)
General and administrative	150.6	162.5	159.3	(7)	2
Depreciation and other amortization	79.9	80.7	73.7	(1)	10
Amortization of purchased intangibles	96.2	112.9	114.2	(15)	(1)
Loss on extinguishment of debt	71.9	—	—	100	—
Total operating expenses	4,273.9	3,909.3	3,956.8	9	(1)
Operating income	1,307.4	1,757.3	1,517.9	(26)	16
Interest expense
Securitization funding costs	213.4	220.2	156.6	(3)	41
Interest expense on deposits	225.6	165.7	125.1	36	32
Interest expense on long-term and other debt, net	130.0	156.4	173.7	(17)	(10)
Total interest expense, net	569.0	542.3	455.4	5	19
Income from continuing operations before income taxes	738.4	1,215.0	1,062.5	(39)	14
Provision for income taxes	165.8	269.5	293.3	(38)	(8)
Income from continuing operations	572.6	945.5	769.2	(39)	23
(Loss) income from discontinued operations, net of taxes	(294.6)	17.6	19.5	nm *	(10)
Net income	$278.0	$963.1	$788.7	(71)%	22%

Key Operating Metrics:
Credit card statements generated	281.1	300.7	296.7	(7)%	1%
Credit sales	$30,986.9	$30,702.3	$31,001.6	1%	(1)%
Average credit card and loan receivables	$17,298.2	$17,412.1	$16,185.5	(1)%	8%
AIR MILES reward miles issued	5,511.1	5,500.0	5,524.2	—%	—%
AIR MILES reward miles redeemed	4,415.7	4,482.0	4,552.1	(1)%	(2)%
*	not meaningful

Year ended December 31, 2019 compared to the year ended December 31, 2018

Revenue. Total revenue decreased $85.3 million, or 2%, to $5,581.3 million for the year ended December 31, 2019 from $5,666.6 million for the year ended December 31, 2018. The net decrease was due to the following:

●	Services. Revenue decreased $79.9 million, or 27%, to $215.5 million for the year ended December 31, 2019 primarily as a result of a $109.0 million decrease in merchant fee revenue due to increased royalty payments to our retailers, including new clients, and a $10.0 million decrease in other servicing fees charged to cardholders due to a decline in revenue from certain payment protection products. These decreases were offset in part by a $35.5 million increase in other servicing revenue, resulting from fees generated from servicing certain third-party credit card receivables.
●	Redemption. Revenue decreased $39.0 million, or 6%, to $637.3 million for the year ended December 31, 2019. Redemption revenue from our coalition loyalty program decreased $46.4 million due to the net presentation of $43.0 million of revenue from the outsourcing of additional rewards inventory during the year ended December 31, 2019. Redemption revenue from our short-term loyalty programs increased $7.4 million due to strong performance in Europe, Asia and Brazil, offset in part by the decline in the Euro relative to the U.S. dollar.
●	Finance charges, net. Revenue increased $33.6 million, or 1%, to $4,728.5 million for the year ended December 31, 2019. The increase was driven by a 1% increase in normalized average receivables, which includes receivables held for sale that increased revenue by $53.3 million, offset in part by an approximate 10 basis point decrease in finance charge yield, which decreased revenue by $19.7 million.

Cost of operations. Cost of operations increased $150.6 million, or 6%, to $2,687.8 million for the year ended December 31, 2019 as compared to $2,537.2 million for the year ended December 31, 2018. The net increase was due to the following:

●	Within the LoyaltyOne segment, cost of operations increased $23.4 million due primarily to $50.8 million of restructuring and other charges incurred during the year ended December 31, 2019. See Note 14, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements. Additionally, data processing expense increased $21.2 million driven by an increase in outsourced technology costs. These increases were offset in part by the net presentation of $43.0 million in cost of redemptions within our coalition loyalty program as discussed in revenue above.
●	Within the Card Services segment, cost of operations increased $127.2 million due primarily to an $88.1 million increase in valuation adjustments to certain portfolios within credit card receivables held for sale and $29.4 million of restructuring and other charges incurred during the year ended December 31, 2019. See Note 14, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements.

Provision for loan loss. Provision for loan loss increased $171.5 million, or 17%, to $1,187.5 million for the year ended December 31, 2019 as compared to $1,016.0 million for the year ended December 31, 2018, as principal loss rates stabilized in 2019 as compared to improved in 2018. Additionally, end of period credit card and loan receivables increased in the current year as compared to the prior year.

General and administrative. General and administrative expenses decreased $11.9 million, or 7%, to $150.6 million for the year ended December 31, 2019 as compared to $162.5 million for the year ended December 31, 2018, driven by cost saving initiatives implemented in the first half of 2019, which among other items included reduced headcount, office space, charitable contributions and overall corporate overhead costs. These declines were offset in part by the $37.9 million in restructuring costs and $10.7 million in strategic transaction costs incurred in the current year. See Note 14, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements.

Depreciation and other amortization. Depreciation and other amortization decreased $0.8 million, or 1%, to $79.9 million for the year ended December 31, 2019, as compared to $80.7 million for the year ended December 31, 2018, due to certain fully depreciated property and equipment at LoyaltyOne, offset in part by additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $16.7 million, or 15%, to $96.2 million for the year ended December 31, 2019, as compared to $112.9 million for the year ended December 31, 2018, primarily due to certain fully amortized intangible assets, including portfolio premiums and customer contracts.

Loss on extinguishment of debt. For the year ended December 31, 2019, we recorded a $71.9 million loss on extinguishment of debt resulting from the $49.9 million redemption price of the senior notes and the write-off of $22.0 million deferred issuance costs related to the July 2019 early extinguishment of $1.9 billion outstanding senior notes and the amendment to the credit agreement, which was effective upon the consummation of the sale of Epsilon.

Interest expense, net. Total interest expense, net increased $26.7 million, or 5%, to $569.0 million for the year ended December 31, 2019 as compared to $542.3 million for the year ended December 31, 2018. The net increase was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $6.8 million due to lower average borrowings, which decreased funding costs by approximately $30.5 million, offset in part by higher average interest rates, which increased funding costs by approximately $23.7 million.
●	Interest expense on deposits. Interest expense on deposits increased $59.9 million due to higher average interest rates, which increased interest expense by approximately $49.4 million, and higher average borrowings, which increased interest expense by approximately $10.5 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $26.4 million primarily due to a $9.5 million increase in interest income earned on the excess proceeds from the Epsilon sale on July 1, 2019 and a $6.9 million decrease in interest expense due to the early redemption of senior notes due in 2020 in April 2018, offset in part by the issuance of senior notes in December 2019. Additionally, interest expense on the revolving line of credit decreased $4.3 million due to lower average borrowings in the current year, while interest expense on the BrandLoyalty credit agreement decreased $1.8 million due to the September 2019 repayment and amortization of debt issuance costs decreased $2.2 million due to the redemption of senior notes in 2019.

Taxes. Provision for income taxes decreased $103.7 million, or 38%, to $165.8 million for the year ended December 31, 2019 from $269.5 million for the year ended December 31, 2018, primarily related to a decrease in taxable income. The effective tax rate for the current year period was 22.5% as compared to 22.2% for the prior year period.

(Loss) income from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes was ($294.6) million for the year ended December 31, 2019 as compared to income from discontinued operations of $17.6 million for the year ended December 31, 2018, due to the after-tax loss on the sale of Epsilon completed July 1, 2019 and a loss contingency as described in Note 18, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements. For the year ended December 31, 2018, loss from discontinued operations, net of taxes represents results of operations from our former Epsilon segment, as well as certain direct costs identifiable to the Epsilon segment and allocations of interest expense on corporate debt.

Year ended December 31, 2018 compared to the year ended December 31, 2017

Revenue. Total revenue increased $191.9 million, or 4%, to $5,666.6 million for the year ended December 31, 2018 from $5,474.7 million for the year ended December 31, 2017. The net increase was due to the following:

●	Services. Revenue decreased $72.1 million, or 20%, to $295.4 million for the year ended December 31, 2018 primarily due to a $75.2 million decrease in merchant fee revenue due to increased royalty payments to our retailers associated with higher volumes and new clients.
●	Redemption. Revenue decreased $259.0 million, or 28%, to $676.3 million for the year ended December 31, 2018. Upon adoption of ASC 606, certain redemption revenue for which we do not control the good or service prior to transferring it to the collector is recorded on a net basis, which reduced both redemption revenue and cost of operations by $283.4 million for the year ended December 31, 2018. This decrease was partially offset by an increase of $38.3 million in redemption revenue from our short-term loyalty programs due to an increase in the number of active programs in market as compared to the prior year.
●	Finance charges, net. Revenue increased $523.0 million, or 13%, to $4,694.9 million for the year ended December 31, 2018. This increase was driven by an 8% increase in average credit card and loan receivables, which impacted revenue by $485.9 million through a combination of recent credit card portfolio acquisitions and new client signings, and an increase in net finance charge yield of approximately 20 basis points, which increased revenue by $37.1 million.

Cost of operations. Cost of operations increased $67.7 million, or 3%, to $2,537.2 million for the year ended December 31, 2018 as compared to $2,469.5 million for the year ended December 31, 2017. The net increase resulted from the following:

●	Within the LoyaltyOne segment, cost of operations decreased $230.6 million due to a $237.7 million decrease in cost of redemptions. This decrease in cost of redemptions was driven by a $283.4 million decrease related to the adoption of ASC 606 as discussed above, offset in part by the increase in cost of redemptions related to our short-term loyalty programs due to the increase in revenue.
●	Within the Card Services segment, cost of operations increased $298.3 million due to $101.6 million in valuation adjustments to certain portfolios within credit card receivables held for sale, a $67.4 million increase in payroll and benefit expenses to support in-house collections and operational initiatives, and higher credit card processing costs attributable to increases in volume.

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

General and administrative. General and administrative expenses increased $3.2 million, or 2%, to $162.5 million for the year ended December 31, 2018 as compared to $159.3 million for the year ended December 31, 2017, due to an increase in professional fees, medical benefits and charitable contributions, which were offset in part by a decrease in net foreign currency exchange losses realized and a decrease in incentive compensation driven by bonuses in 2017 to our non-executive associates resulting from tax reform benefits.

Depreciation and other amortization. Depreciation and other amortization increased $7.0 million, or 10%, to $80.7 million for the year ended December 31, 2018, as compared to $73.7 million for the year ended December 31, 2017, due to additional assets placed into service from capital expenditures.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $1.3 million, or 1%, to $112.9 million for the year ended December 31, 2018, as compared to $114.2 million for the year ended December 31, 2017, primarily due to certain fully amortized intangible assets, including portfolio premiums.

Interest expense, net. Total interest expense, net increased $86.9 million, or 19%, to $542.3 million for the year ended December 31, 2018 as compared to $455.4 million for the year ended December 31, 2017. The net increase was due to the following:

●	Securitization funding costs. Securitization funding costs increased $63.6 million due to higher average interest rates, which increased funding costs by approximately $36.6 million, and higher average borrowings, which increased funding costs by approximately $27.0 million.
●	Interest expense on deposits. Interest expense on deposits increased $40.6 million due to higher average borrowings, which increased interest expense by approximately $21.8 million, and higher average interest rates, which increased interest expense by approximately $18.8 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $17.3 million due to a $42.7 million decrease in interest expense on senior notes primarily due to the repayment of senior notes due 2017 in December 2017 and senior notes due 2020 in April 2018, offset in part by a $26.5 million increase in interest expense on term debt due to higher average interest rates due to increases in the LIBOR rate.

Taxes. Provision for income taxes decreased $23.8 million, or 8%, to $269.5 million for the year ended December 31, 2018 from $293.3 million for the year ended December 31, 2017, due to the reduction in the federal statutory rate pursuant to tax reform enacted in December 2017. The effective tax rate for the year ended December 31, 2018 decreased to 22.2% as compared to 27.6% for the year ended December 31, 2017. Additionally, income tax expense in 2018 was positively impacted by a tax benefit associated with a foreign restructuring.

Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes decreased $1.9 million, or 10%, to $17.6 million for the year ended December 31, 2018 from $19.5 million the year ended December 31, 2017. Income from discontinued operations, net of taxes represents results of operations from our former Epsilon segment, as well as certain direct costs identifiable to the Epsilon segment and allocations of interest expense on corporate debt.

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

In 2019, adjusted EBITDA excluded costs for professional services associated with strategic initiatives, restructuring and other charges as detailed in Note 14, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements, and loss related to the extinguishment of debt in July 2019. In 2016, adjusted EBITDA excluded the impact of the cancellation of the AIR MILES Reward Program’s five-year expiry policy on December 1, 2016. In 2015, adjusted EBITDA excluded costs associated with the consent orders with the FDIC. These costs, as well as stock compensation expense, were not included in the measurement of segment adjusted EBITDA as the chief operating decision maker did not factor these expenses for purposes of assessing segment performance and decision making with respect to resource allocations.

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

Adjusted EBITDA and adjusted EBITDA, net are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either operating income, income from continuing operations or net income as indicators of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA and adjusted EBITDA, net are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The adjusted EBITDA and adjusted EBITDA, net measures presented in this Annual Report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions)
Income from continuing operations	$572.6	$945.5	$769.2	$480.2	$544.3
Stock compensation expense	25.1	44.4	41.3	41.5	42.5
Provision for income taxes	165.8	269.5	293.3	298.8	294.1
Interest expense, net	569.0	542.3	455.4	370.9	294.3
Depreciation and other amortization	79.9	80.7	73.7	67.3	60.3
Amortization of purchased intangibles	96.2	112.9	114.2	119.6	104.8
Impact of expiry (1)	—	—	—	241.7	—
Regulatory settlement (2)	—	—	—	—	64.6
Strategic transaction costs (3)	11.7	—	—	—	—
Restructuring and other charges (4)	118.1	—	—	—	—
Loss on extinguishment of debt (5)	71.9	—	—	—	—
Adjusted EBITDA	$1,710.3	$1,995.3	$1,747.1	$1,620.0	$1,404.9
Less: Securitization funding costs	213.4	220.2	156.6	125.6	97.1
Less: Interest expense on deposits	225.6	165.7	125.1	84.7	53.6
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	5.5	30.9
Adjusted EBITDA, net	$1,271.3	$1,609.4	$1,465.4	$1,404.2	$1,223.3
(1)	Represents the impact of the cancellation of the AIR MILES Reward Program’s five-year expiry policy on December 1, 2016.
(2)	Represents costs associated with the consent orders with the FDIC to provide restitution to eligible customers and $2.5 million in civil penalties.
(3)	Represents costs for professional services associated with strategic initiatives.
(4)	Represents costs associated with restructuring or other exit activities. See Note 14, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements for more information.
(5)	Represents loss on extinguishment of debt resulting from the redemption price of senior notes and the write-off of deferred issuance costs related to the July 2019 early extinguishment of $1.9 billion outstanding senior notes and the amendment to the credit agreement, which was effective upon the consummation of the sale of Epsilon. See Note 16, “Debt,” of the Notes to Consolidated Financial Statements for more information.

Segment Revenue and Adjusted EBITDA, net

	Years Ended December 31,			% Change
				2019	2018
	2019	2018	2017	to 2018	to 2017
	(in millions, except percentages)
Revenue:
LoyaltyOne	$1,033.1	$1,068.4	$1,303.5	(3)%	(18)%
Card Services	4,547.8	4,597.6	4,170.6	(1)	10
Corporate/Other	0.4	0.6	0.6	nm *	nm *
Total	$5,581.3	$5,666.6	$5,474.7	(2)%	4%
Adjusted EBITDA, net:
LoyaltyOne	$244.5	$254.2	$256.7	(4)%	(1)%
Card Services	1,119.7	1,496.0	1,344.9	(25)	11
Corporate/Other	(92.9)	(140.8)	(136.2)	(34)	3
Total	$1,271.3	$1,609.4	$1,465.4	(21)%	10%
*	not meaningful

Year ended December 31, 2019 compared to the year ended December 31, 2018

Revenue. Total revenue decreased $85.3 million, or 2%, to $5,581.3 million for the year ended December 31, 2019 from $5,666.6 million for the year ended December 31, 2018. The decrease was due to the following:

●	LoyaltyOne. Revenue decreased $35.3 million, or 3%, to $1,033.1 million for the year ended December 31, 2019, impacted by the decline in both the Euro and the Canadian dollar relative to the U.S. dollar, which resulted in a $45.0 million decrease in revenue, and by a $43.0 million decrease in revenue related to the outsourcing of additional rewards inventory recorded on a net basis. The declines were partially offset by strong performance in Europe, Asia and Brazil related to our short-term loyalty programs.
●	Card Services. Revenue decreased $49.8 million, or 1%, to $4,547.8 million for the year ended December 31, 2019, driven by a $109.0 million decrease in merchant fees as a result of increased payments associated with new clients and a $10.0 million decrease in other servicing fees charged to cardholders related to certain payment protection products. These decreases were offset in part by a $35.5 million increase in other servicing revenue related to fees generated from servicing certain third-party credit card receivables and a $33.6 million increase in finance charges, net due to an increase in normalized average receivables for the year ended December 31, 2019.

Adjusted EBITDA, net. Adjusted EBITDA, net decreased $338.1 million, or 21%, to $1,271.3 million for the year ended December 31, 2019 from $1,609.4 million for the year ended December 31, 2018. The net decrease was due to the following:

●	LoyaltyOne. Adjusted EBITDA, net decreased $9.7 million, or 4%, to $244.5 million for the year ended December 31, 2019, as a result of an unfavorable foreign exchange rate impact due to the decline in both the Euro and the Canadian dollar relative to the U.S. dollar, which resulted in an $8.3 million decrease in adjusted EBITDA, net. Restructuring and other charges of $50.8 million and strategic transaction costs of $1.0 million were excluded from adjusted EBITDA, net for the year ended December 31, 2019.
●	Card Services. Adjusted EBITDA, net decreased $376.3 million, or 25%, to $1,119.7 million for the year ended December 31, 2019 primarily due to a $171.5 million increase in provision for loan loss, an $88.1 million increase in valuation adjustments to certain portfolios within credit card receivables held for sale and a $53.1 million increase in funding costs in the current year. Restructuring and other charges of $29.4 million were excluded from adjusted EBITDA, net for the year ended December 31, 2019.
●	Corporate/Other. Adjusted EBITDA, net improved $47.9 million to a loss of $92.9 million for the year ended December 31, 2019 due to cost saving initiatives implemented in the first half of 2019, which among other items included reduced headcount, office space, charitable contributions and overall corporate overhead costs. Loss on extinguishment of debt of $71.9 million, restructuring costs of $37.9 million and strategic transaction costs of $10.7 million were excluded from adjusted EBITDA, net for the year ended December 31, 2019.

Year ended December 31, 2018 compared to the year ended December 31, 2017

Revenue. Total revenue increased $191.9 million, or 4%, to $5,666.6 million for the year ended December 31, 2018 from $5,474.7 million for the year ended December 31, 2017. The net increase was due to the following:

●	LoyaltyOne. Revenue decreased $235.1 million, or 18%, to $1,068.4 million for the year ended December 31, 2018 primarily due to the adoption of ASC 606, which negatively impacted revenue by $283.4 million. This decrease was offset in part by a 12% increase in revenue from our short-term loyalty programs primarily due to an increase in the number of active programs in market.
●	Card Services. Revenue increased $427.0 million, or 10%, to $4,597.6 million for the year ended December 31, 2018, driven by a $523.0 million increase in finance charges, net as a result of an 8% increase in average credit card and loan receivables. This increase was offset in part by a decrease in servicing fees of $96.0 million, as merchant fee revenue declined $75.2 million due to increased royalty payments to our retailers associated with higher volumes and new clients, and other servicing fees charged to cardholders declined $19.2 million due in part to a decline in revenue from certain payment protection products.

Adjusted EBITDA, net. Adjusted EBITDA, net increased $144.0 million, or 10%, to $1,609.4 million for the year ended December 31, 2018 from $1,465.4 million for the year ended December 31, 2017. The net increase was due to the following:

●	LoyaltyOne. Adjusted EBITDA, net decreased $2.5 million, or 1%, to $254.2 million for the year ended December 31, 2018, as a result of lower margin programs in key markets within our short-term loyalty programs and weakened performance in Asia.
●	Card Services. Adjusted EBITDA, net increased $151.1 million, or 11%, to $1,496.0 million for the year ended December 31, 2018. Adjusted EBITDA, net was positively impacted by an increase in finance charges, net and a decrease in the provision for loan loss, but offset in part by valuation adjustments to certain portfolios within credit card receivables held for sale, higher funding costs, and an increase in payroll and benefit expenses to support in-house collections and operational initiatives.
●	Corporate/Other. Adjusted EBITDA, net decreased $4.6 million to a loss of $140.8 million for the year ended December 31, 2018 due to an increase in professional fees, medical benefits and charitable contributions, which were offset by a decrease in net foreign currency exchange losses realized and a decrease in incentive compensation driven by bonuses in 2017 to our non-executive associates resulting from tax reform benefits.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio:

	December 31,	% of	December 31,	% of
	2019	Total	2018	Total
	(in millions, except percentages)
Receivables outstanding - principal	$18,413.1	100.0%	$16,869.9	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$337.4	1.8%	$303.2	1.8%
61 to 90 days	233.6	1.3	207.9	1.3
91 or more days	496.5	2.7	443.4	2.6
Total	$1,067.5	5.8%	$954.5	5.7%

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

	Years Ended December 31,
	2019	2018	2017
	(in millions, except percentages)
Average credit card and loan receivables	$17,298.2	$17,412.1	$16,185.5
Net charge-offs of principal receivables	1,054.7	1,067.2	970.9
Net charge-offs as a percentage of average credit card and loan receivables	6.1%	6.1%	6.0%

Liquidity and Capital Resources

Our primary sources of liquidity include cash generated from operating activities, our credit agreements and issuances of debt or equity securities, our credit card securitization program and deposits issued by Comenity Bank and Comenity Capital Bank. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources. In April 2019, Comenity Capital Bank launched a consumer retail deposit platform, Comenity Direct™, to the public; retail deposits comprised approximately $1.2 billion of our $12.2 billion deposits outstanding at December 31, 2019.

Our primary uses of cash are for ongoing business operations, repayments of our debt, capital expenditures, investments or acquisitions, stock repurchases and dividends.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and may be funded through the issuance of debt securities. The amounts involved may be material.

On July 1, 2019, we sold our former Epsilon segment to Publicis Groupe S.A. for $4.4 billion in cash. Proceeds were used for the repayment of corporate debt, share repurchases, and payment of taxes associated with the sale.

We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months.

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $1,217.7 million and $2,754.9 million for the years ended December 31, 2019 and 2018, respectively. The decrease in operating cash flows of $1,537.2 million during the year ended December 31, 2019 was primarily due to lower profitability and the sale of Epsilon in July 2019.

Investing Activities. Cash provided by investing activities was $2,860.8 million for the year ended December 31, 2019, and cash used in investing activities was $1,872.0 million for the year ended December 31, 2018. Significant components of investing activities are as follows:

●	Credit card and loan receivables. Cash decreased $2,586.8 million and $2,749.6 million for the years ended December 31, 2019 and 2018, respectively, due to growth in credit card and loan receivables in each respective year.
●	Proceeds from sale of business. Cash increased $4,409.7 million for the year ended December 31, 2019 due to the sale of Epsilon on July 1, 2019.
●	Purchase of credit card portfolios. During the year ended December 31, 2019, we paid cash consideration of $924.8 million to acquire four credit card portfolios. No credit card portfolios were acquired in 2018.
●	Proceeds from sale of credit card portfolios. During the year ended December 31, 2019, we received cash consideration of $2,061.8 million from the sale of 13 credit card portfolios. During the year ended December 31, 2018, we received cash consideration of $1,153.5 million from the sale of six credit card portfolios.
●	Capital expenditures. Cash paid for capital expenditures was $142.3 million and $199.8 million for the years ended December 31, 2019 and 2018, respectively. We anticipate capital expenditures to continue to be less than 3% of annual revenue.

Financing Activities. Cash used in financing activities was $4,091.7 million and $1,217.9 million for the years ended December 31, 2019 and 2018, respectively. Significant components of financing activities are as follows:

●	Debt. Cash decreased $2,870.5 million as a result of net repayments for the year ended December 31, 2019, primarily due to the July 2019 early extinguishment of $1.9 billion outstanding senior notes upon consummation of the sale of Epsilon and the mandatory payment of $500.0 million on our revolving credit facility. In December 2019, we issued $850.0 million in senior notes, of which the net proceeds of $833.0 million were used to make a prepayment of our term debt under the credit agreement. Cash decreased $317.7 million in net repayments for the year ended December 31, 2018, primarily due to the redemption of $500.0 million senior notes due in 2020.
●	Non-recourse borrowings of consolidated securitization entities. Cash decreased $367.2 million in net repayments for the year ended December 31, 2019 primarily due to net repayments under the conduit facilities. Cash decreased $1,156.4 million in net repayments for the year ended December 31, 2018 due to $985.0 million in net repayments under the conduit facilities and $171.4 million in net maturities under the asset-backed term notes.
●	Deposits. Cash increased $355.6 million and $864.1 million for the years ended December 31, 2019 and 2018, respectively, due to new issuances, offset in part by timing of maturities.
●	Dividends. Cash paid for quarterly dividends and dividend equivalents was $127.4 million and $125.2 million for the years ended December 31, 2019 and 2018, respectively.
●	Treasury shares. Cash paid for treasury shares was $976.1 million and $443.2 million for the years ended December 31, 2019 and 2018, respectively.

Debt

Credit Agreement

At December 31, 2018, our credit agreement, as amended, provided for $3,052.6 million in term loans subject to certain principal repayments and a $1,572.4 million revolving line of credit.

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

In July 2019, we made a mandatory payment of $500.0 million on our revolving credit facility, with the aggregate revolving credit commitments reduced to $1,072.4 million.

On December 20, 2019, we amended our credit agreement to extend the maturity date from June 14, 2021 to December 31, 2022, reduce the aggregate revolving credit commitments from $1,072.4 million to $750.0 million, add a consolidated minimum tangible net worth covenant upon certain triggering events and make certain other amendments. The amendment also required us to prepay the term loans to $2,028.8 million upon consummation of the offering of the Senior Notes due 2024, which obligation was satisfied in full with a prepayment of $833.0 million, representing the net proceeds from the offering of the Senior Notes due 2024.

At December 31, 2019, our credit agreement, as amended, provided for $2,028.8 million in term loans subject to certain principal repayments and a $750.0 million revolving line of credit. As of December 31, 2019, there were no amounts outstanding under our revolving line of credit and the total availability was $750.0 million. Our total leverage ratio, as defined in our credit agreement, was 1.6 to 1 at December 31, 2019, as compared to the maximum covenant ratio of 3.5 to 1.

As of December 31, 2019, we were in compliance with our debt covenants.

BrandLoyalty Credit Agreement

In September 2019, we repaid the €115.0 million in term loans outstanding under the BrandLoyalty credit agreement, originally scheduled to mature in June 2020, and repaid the €32.5 million amount outstanding under the revolving line of credit.

Senior Notes

In July 2019, with the proceeds from the Epsilon transaction, we extinguished all of our senior notes, which had an outstanding balance of $1.9 billion.

In December 2019, we issued and sold $850.0 million aggregate principal amount of 4.750% senior notes due December 15, 2024. The Senior Notes due 2024 accrue interest on the principal amount at the rate of 4.750% per annum from December 20, 2019, payable semi-annually in arrears, on June 15 and December 15 of each year, beginning on June 15, 2020. The Senior Notes due 2024 will mature on December 15, 2024, subject to earlier repurchase or redemption.

See Note 16, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our debt.

Funding Sources

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities, including funding for our non-securitized credit card receivables, and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

Comenity Bank and Comenity Capital Bank offer non-maturity deposit programs through contractual arrangements with various financial counterparties. As of December 31, 2019, Comenity Bank and Comenity Capital Bank had $3.6 billion in money market deposits outstanding with interest rates ranging from 1.84% to 3.50%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of at least $100,000 and $1,000, respectively, in various maturities ranging between January 2020 and December 2024 and with effective annual interest rates ranging from 1.33% to 4.00%. As of December 31, 2019, we had $8.6 billion of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

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

During the year ended December 31, 2019, Master Trust I issued $1.6 billion of asset-backed term notes with various maturities ranging between February 2022 and September 2022, of which $74.1 million were retained by us and eliminated from the consolidated balance sheets. Additionally, $1.9 billion of asset-backed term notes matured and were repaid, of which $347.9 million were retained by us and eliminated from the consolidated balance sheets.

As of December 31, 2019, the WFN Trusts and the WFC Trust had approximately $13.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

We have access to committed undrawn capacity through three conduit facilities to support the funding of our credit card receivables through Master Trust I, Master Trust III and the WFC Trust. As of December 31, 2019, total capacity under the conduit facilities was $4.7 billion, of which $2.4 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The conduits have varying maturities from September 2020 to April 2021 with variable interest rates ranging from 2.79% to 2.96% as of December 31, 2019.

The following table shows the maturities of borrowing commitments as of December 31, 2019 for the WFN Trusts and the WFC Trust by year:

	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Term notes	$1,467.2	$1,852.1	$1,571.7	$—	$—	$4,891.0
Conduit facilities (1)	2,480.0	2,175.0	—	—	—	4,655.0
Total (2)	$3,947.2	$4,027.1	$1,571.7	$—	$—	$9,546.0
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.4 billion of debt issued by the credit card securitization trusts, which was retained by us and has been eliminated in the consolidated financial statements.

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

We have secured and continue to secure the necessary commitments to fund our portfolio of credit card receivables originated by Comenity Bank and Comenity Capital Bank. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all as they are dependent on the availability of the asset-backed securitization and deposit markets at the time.

See Note 16, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our securitized debt.

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

In August 2019, we repurchased approximately 5.1 million shares of our outstanding common stock for an aggregate cost of approximately $750.0 million as part of a “modified Dutch Auction” tender offer, as described in more detail in Note 19, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements.

As of December 31, 2019, we had $347.8 million remaining under our authorized stock repurchase program.

Dividends

For the year ended December 31, 2019, we paid quarterly cash dividends of $0.63 per share of $126.3 million and $1.1 million in cash related to dividend equivalent rights, for a total of $127.4 million.

For the year ended December 31, 2018, we paid quarterly cash dividends of $0.57 per share of $124.9 million and $0.3 million in cash related to dividend equivalent rights, for a total of $125.2 million.

On January 30, 2020, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock, payable on March 19, 2020 to stockholders of record at the close of business on February 14, 2020.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Our future cash payments associated with our contractual obligations and commitments to make future payments by type and period as of December 31, 2019 are summarized below:

	2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Deposits (1)	$7,189.8	$2,303.7	$1,638.1	$964.0	$532.9	$—	$12,628.5
Non-recourse borrowings of consolidated securitization entities (1)	3,202.0	2,766.7	1,588.7	—	—	—	7,557.4
Long-term and other debt (1)	209.6	206.2	1,924.9	40.4	888.7	—	3,269.8
Operating leases	38.4	39.6	38.6	36.8	35.6	237.4	426.4
Software licenses	13.8	14.9	10.5	7.6	—	—	46.8
ASC 740 obligations (2)	—	—	—	—	—	—	—
Purchase obligations (3)	438.2	171.9	101.9	39.9	12.3	—	764.2
Total	$11,091.8	$5,503.0	$5,302.7	$1,088.7	$1,469.5	$237.4	$24,693.1
(1)	The deposits, non-recourse borrowings of consolidated securitization entities and long-term and other debt represent our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2019, applied to the contractual repayment period.
(2)	ASC 740 obligations do not reflect unrecognized tax benefits of $278.6 million, of which the timing remains uncertain.
(3)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. Purchase obligations include sponsor commitments under our AIR MILES Reward Program, minimum payments under support and maintenance contracts and agreements to purchase other goods and services.

We believe that we will have access to sufficient resources to meet these commitments.

Inflation and Seasonality

Although we cannot precisely determine the impact of inflation on our operations, we do not believe that we have been significantly affected by inflation. For the most part, we have relied on operating efficiencies from scale, technology and expansion in lower cost jurisdictions in select circumstances, as well as decreases in technology and communication costs, to offset increased costs of employee compensation and other operating expenses. With respect to seasonality, our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping period in the fourth quarter and, to a lesser extent, during the first quarter as credit card and loan receivable balances are paid down.

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

On September 10, 2019, Comenity Capital Bank submitted a bank merger application to the FDIC seeking the FDIC’s approval to merge Comenity Bank with and into Comenity Capital Bank as the surviving bank entity. On the same date, Comenity Capital Bank and Comenity Bank each submitted counterpart bank merger applications to the Utah

Department of Financial Institutions and the Delaware Office of the State Bank Commissioner, respectively, in connection with the proposed merger. The merger application remains subject to regulatory review and approval and no guarantee can be provided as to the outcome or timing of such review.

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Comenity Bank and Comenity Capital Bank are considered well capitalized. The actual capital ratios and minimum ratios as of December 31, 2019 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	12.9%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	14.6	4.5	6.5
Tier 1 capital to risk-weighted assets	14.6	6.0	8.0
Total capital to risk-weighted assets	15.9	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	11.9%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	14.4	4.5	6.5
Tier 1 capital to risk-weighted assets	14.4	6.0	8.0
Total capital to risk-weighted assets	15.7	8.0	10.0

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

Allowance for Loan Loss.

We maintain an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card and loan receivables. The estimate of our allowance for loan loss considers uncollectible principal as well as unpaid interest and fees reflected in the credit card and loan receivables. While our estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results to determine the allowance for loan loss. We use a migration analysis to estimate the future likelihood that a credit card or loan receivable will progress through the various stages of delinquency and to charge-off based on historical performance. In evaluating the allowance for loan loss for both principal and unpaid interest and fees, past and current credit card and loan performance is considered in addition to factors that may impact loan loss experience, including seasoning and growth, account collection strategies, economic conditions, bankruptcy filings, policy changes, payment rates and forecasting uncertainties. Given the same information, others may reach different reasonable estimates.

If we used different assumptions in estimating net charge-offs that could be incurred, the impact to the allowance for loan loss could have a material effect on our consolidated financial condition and results of operations. For example, a 100 basis point change in our estimate of incurred net loan losses could have resulted in a change of approximately $186 million in the allowance for loan loss at December 31, 2019, with a corresponding change in the provision for loan loss.

Effective January 1, 2020, we adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” For additional information regarding the impact of this standard, see “Recently Issued Accounting Standards” under Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

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

Throughout 2018 and 2019, our estimated breakage rate remained 20%. Our cumulative redemption rate, which represents program to date redemptions divided by program to date issuance, is 70% as of December 31, 2019. We expect the ultimate redemption rate will approximate 80% based on our historical redemption patterns, statistical regression models, and consideration of enacted program changes, as applicable.

Throughout 2018 and 2019, our estimated life of an AIR MILES reward mile remained 38 months. We estimate that a change to the estimated life of an AIR MILES reward mile of one month would impact revenue by approximately $5 million.

Any future changes in collector behavior could result in further changes in our estimates of breakage or life of an AIR MILES reward mile.

As of December 31, 2019, we had $922.0 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 3, “Revenue,” of the Notes to Consolidated Financial Statements.

Goodwill.

We test goodwill for impairment annually, as of July 31, or when events and circumstances change that would indicate the carrying amount may not be recoverable. ASC 350, “Intangibles – Goodwill and Other,” permits the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step quantitative goodwill impairment test required under ASC 350. ASC 350 also allows the option to skip the qualitative assessment and proceed directly to a quantitative assessment.

For our qualitative analysis, we consider the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. These events and circumstances include macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. We may also consider recent valuations of the reporting unit, including the magnitude of the difference between the most recent fair value estimate and the carrying value, as well as both positive and adverse events and circumstances, and the extent to which each of the events and circumstances identified may affect the comparison of a reporting unit’s fair value with its carrying value. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

For our quantitative analysis, the fair value of the reporting units is estimated using both an income- and market-based approach. Our income-based approach utilizes a discounted cash flow analysis based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The valuation includes assumptions related to revenue growth and profit performance, capital expenditures, the discount rate and other assumptions that are judgmental in nature. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment. The market-based approach involves an analysis of market multiples of revenues and earnings to a group of comparable public companies and recent transactions, if any, involving comparable companies. While the guideline companies in the market-based valuation method have comparability to the reporting units, they may not fully reflect the market share, product portfolio and operations of the reporting units. In addition, we also consult independent valuation experts in applying these valuation techniques. We generally base our measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market-based valuation approach.

For the 2019 annual impairment test, we performed a qualitative analysis for the Card Services reporting unit and determined that it was more likely than not that there was no impairment of goodwill. We performed a quantitative analysis for the reporting units within the LoyaltyOne segment, identified as BrandLoyalty and LoyaltyOne excluding BrandLoyalty. We determined there was no impairment of goodwill on these reporting units.

As of December 31, 2019, we had goodwill of approximately $954.9 million. The following table presents the December 31, 2019 goodwill by reporting unit as well as the percentage by which fair value of the reporting units exceeded carrying value as of the 2019 annual impairment test:

		Approximate
Reporting Unit	Goodwill	Excess Fair Value %
	(in millions, except percentages)
BrandLoyalty	$498.1	≤ 10%
LoyaltyOne excluding BrandLoyalty	192.8	360 - 400%
Card Services	264.0	(1)
Total	$954.9
(1)	In 2019, the Company elected to perform a qualitative analysis for Card Services. In 2018, the fair value of Card Services exceeded carrying value by approximately 390 to 460 percent.

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

Income Taxes.

We account for uncertain tax positions in accordance with Accounting Standards Codification, or ASC, 740, “Income Taxes.” The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 22, “Income Taxes,” of the Notes to Consolidated Financial Statements for additional detail on our uncertain tax positions and further information regarding ASC 740.

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

Interest Rate Risk. We have both fixed-rate and variable-rate debt, and are subject to interest rate risk in connection with the issuance of variable-rate debt. Our interest expense, net was $569.0 million for 2019, treating our former Epsilon segment as a discontinued operation. To manage our risk from market interest rates, we actively monitor interest rates and other interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative instruments such as interest rate swaps and interest rate caps to mitigate our interest rate risk on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase or decrease in interest rates of 1%. In 2019, a 1% increase or decrease in interest rates on our variable-rate debt would have resulted in a change to our interest expense of approximately $83 million. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

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

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar and between the U.S. dollar and the Euro. For the year ended December 31, 2019, an additional 10% decrease in the strength of the Canadian dollar versus the U.S. dollar and the Euro versus the U.S. dollar would have resulted in an additional decrease in pre-tax income of approximately $13 million and $3 million, respectively. Conversely, a corresponding increase in the strength of the Canadian dollar or the Euro versus the U.S. dollar would result in a comparable increase to pre-tax income in these periods.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-6.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2020 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2019.

Item 11.	Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2020 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2020 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2020 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2019.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2020 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2019.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

a)The following documents are filed as part of this report:

(1)Financial Statements
(2)Financial Statement Schedule
(3)The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant	8-K	3.1	4/29/19

3.3	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4.1	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

*4.2	(a)	Description of Registrant’s Common Stock

+10.1	(a)	Alliance Data Systems Corporation Executive Deferred Compensation Plan, amended and restated effective January 1, 2018.	8-K	10.1	11/24/17

+10.2	(a)	Alliance Data Systems Corporation 2005 Long-Term Incentive Plan.	DEF 14A	A	4/29/05

+10.3	(a)	Amendment Number One to the Alliance Data Systems Corporation 2005 Long Term Incentive Plan, dated as of September 24, 2009.	10-Q	10.8	11/9/09

+10.4	(a)	Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	DEF 14A	A	4/20/10

+10.5	(a)	Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	DEF 14A	B	4/20/15

+10.6	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	8-K	10.1	2/20/18

+10.7	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2018 grant EBT).	8-K	10.2	2/20/18

+10.8	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2019 grant rTSR).	8-K	10.2	2/20/19

+10.9	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2020 grant EBT).	8-K	10.1	2/20/20

+10.10	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2020 grant rTSR).	8-K	10.2	2/20/20

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
+10.11	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2020 grant Strategic)	8-K	10.3	2/20/20

+10.12	(a)	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2005 Long Term Incentive Plan.	10-Q	10.10	8/8/08

+10.13	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	10-K	10.52	2/28/13

+10.14	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	10-Q	10.6	8/7/17

+10.15	(a)	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan.	8-K	10.1	6/9/06

+10.16	(a)	Form of Alliance Data Systems Associate Confidentiality Agreement.	10-K	10.18	2/27/17

+10.17	(a)	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors.	8-K	10.1	6/5/15

+10.18	(a)	Alliance Data Systems Corporation 2015 Employee Stock Purchase Plan, effective July 1, 2015.	DEF 14A	C	4/20/15

+10.19	(a)	LoyaltyOne, Inc. Registered Retirement Savings Plan, as amended.	10-Q	10.1	5/7/10

+10.20	(a)	LoyaltyOne, Inc. Deferred Profit Sharing Plan, as amended.	10-Q	10.2	5/7/10

+10.21	(a)	LoyaltyOne, Inc. Canadian Supplemental Executive Retirement Plan, effective as of January 1, 2009.	10-Q	10.3	5/7/10

+10.22	(a)	Retirement Agreement, dated as of June 5, 2019, by and between Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc. and Edward J. Heffernan.	8-K	10.1	6/7/19

+10.23	(a)	Executive Transition and Separation Agreement, dated as of December 20, 2019, by and among Alliance Data Systems Corporation, ADS Alliance Data Systems, Inc. and Melisa A. Miller.	8-K	10.1	1/3/20

10.24	(a)	Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001 and further assigned to AM Royalties Limited Partnership, a wholly owned subsidiary of Diversified Royalty Corp., in connection with an asset purchase agreement dated August 25, 2017).	S-1	10.43	1/13/00

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.25	(a)	Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. as assigned by Air Miles International Trading B.V. to AM Royalties Limited Partnership, a wholly owned subsidiary of Diversified Royalty Corp., in connection with an asset purchase agreement dated August 25, 2017.	S-1	10.44	1/13/00

*#10.26	(a)

Private Label Credit Card Program Agreement, dated as of June 1, 2018, by and between Victoria’s Secret Stores, LLC, Lone Mountain Factoring, LLC, L Brands Direct Marketing, Inc., L Brands Direct Fulfillment, Inc., Far West Factoring, LLC, Puerto Rico Store Operations LLC, and Comenity Bank.

*10.27	(a)

First Amendment to Private Label Credit Card Program Agreement, dated as of July 1, 2019, by and between Victoria’s Secret Stores, LLC, Lone Mountain Factoring, LLC, L Brands Direct Marketing, Inc., L Brands Direct Fulfillment, Inc., Far West Factoring, LLC, Puerto Rico Store Operations LLC, and Comenity Bank.

10.28	(b) (c)	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 as amended and restated as of September 17, 1999 and August 1, 2001, by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company.	8-K	4.6	8/31/01

10.29	(b) (c) (d)	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	8/4/04

10.30	(b) (c) (d)	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	4/5/05

10.31	(b) (d)	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	6/15/07

10.32	(b) (c) (d)	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	10/31/07

10.33	(b) (d)	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A.	8-K	4.1	5/29/08

10.34	(b) (d)	Seventh Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	6/30/10

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.35	(b) (d)	Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	8/12/10

10.36	(b) (c) (d)	Eighth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	11/14/11

10.37	(b) (c) (d)	Ninth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	12/2/16

10.38	(b) (c) (d)	Tenth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 16, 2018, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	8/20/18

10.39	(b) (c)	Collateral Series Supplement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.7	8/31/01

10.40	(b) (c)	First Amendment to Collateral Series Supplement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.3	11/20/02

10.41	(b) (c) (d)	Second Amendment to Collateral Series Supplement, dated as of July 6, 2016, among WFN Credit Company, LLC, Comenity Bank and MUFG Union Bank, N.A.	8-K	4.1	7/8/16

10.42	(b) (c)	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/31/01

10.43	(b) (c)	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	11/20/02

10.44	(b) (c) (d)	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	8/4/04

10.45	(b) (c) (d)	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	4/5/05

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.46	(b) (d)	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	6/15/07

10.47	(b) (c) (d)	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	10/31/07

10.48	(b) (d)	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.4	6/30/10

10.49	(b) (d)	Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/12/10

10.50	(b) (c) (d)	Eighth Amendment to Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.1	6/15/11

10.51	(b) (c) (d)	Ninth Amendment to Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	11/14/11

10.52	(b) (c) (d)	Tenth Amendment to the Transfer and Servicing Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.4	7/8/16

10.53	(b) (c)	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.8	8/31/01

10.54	(b) (d)	First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.3	6/30/10

10.55	(b) (d)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.2	8/12/10

10.56	(b) (c) (d)	Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	8-K	4.2	11/14/11

10.57	(b) (c) (d)	Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.2	7/8/16

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.58	(b) (c)	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.1	8/31/01

10.59	(b) (c)	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4	4/22/03

10.60	(b) (c)	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.2	8/28/03

10.61	(b) (d)	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.3	6/15/07

10.62	(b) (d)	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A.	8-K	4.2	5/29/08

10.63	(b (d)	Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	6/30/10

10.64	(b) (c) (d)	Supplemental Indenture No. 5, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	2/22/13

10.65	(b) (c) (d)	Supplemental Indenture No. 6 to Master Indenture, dated as of July 6, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.3	7/8/16

10.66	(b) (c) (d)	Omnibus Amendment, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/11/17

10.67	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among World Financial Network Bank, World Financial Network Credit Card Master Note Trust, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.1	6/26/12

10.68	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among WFN Credit Company, LLC, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.2	6/26/12

10.69	(b) (c) (d)	Series 2015-B Indenture Supplement, dated as of August 21, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	8/25/15

10.70	(b) (c) (d)	Series 2016-A Indenture Supplement, dated as of July 27, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/28/16

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.71	(b) (c) (d)	Series 2017-A Indenture Supplement, dated as of May 22, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	5/24/17

10.72	(b) (c) (d)	Series 2017-C Indenture Supplement, dated as of November 15, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	11/17/17

10.73	(b) (c) (d)	Series 2018-A Indenture Supplement, dated as of February 28, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	3/5/18

10.74	(b) (c) (d)	Omnibus Amendment, dated as of May 3, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	5/4/18

10.75	(b) (c) (d)	Series 2018-B Indenture Supplement, dated as of September 27, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	9/28/18

10.76	(b) (c) (d)	First Amendment to Series 2018-B Indenture Supplement, dated as of November 7, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.2	11/8/18

10.77	(b) (c) (d)	Series 2018-C Indenture Supplement, dated as of November 7, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	11/8/18

10.78	(b) (c) (d)	Series 2019-A Indenture Supplement, dated as of February 20, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	2/21/19

10.79	(b) (c) (d)	Series 2019-B Indenture Supplement, dated as of June 26, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Bank, N.A.	8-K	4.1	6/28/19

10.80	(b) (c) (d)	Series 2019-C Indenture Supplement, dated as of September 18, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	9/20/19

10.81	(b) (c)	Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association.	8-K	4.4	8/31/01

10.82	(b) (c)	Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.5	8/31/01

10.83	(b) (d)	First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.1	7/31/09

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.84	(b) (c) (d)	Third Amended and Restated Service Agreement, dated as of April 23, 2019, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/23/19

10.85	(b) (c) (d)	First Addendum to Appendix A of Third Amended and Restated Service Agreement, dated as of September 19, 2019 between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	11/1/19

10.86	(b) (c) (d)	Second Addendum to Appendix A of Third Amended and Restated Service Agreement, dated as of October 16, 2019, between Comenity Servicing LLC and Comenity Bank.	8-K	99.2	11/1/19

10.87	(b) (c) (d)	Asset Representations Review Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and FTI Consulting, Inc.	8-K	10.1	7/8/16

10.88	(a)	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	10-Q	10.5	11/7/08

10.89	(a)	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.94	3/2/09

10.90	(a)	Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.127	2/28/11

10.91	(a)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.128	2/28/11

10.92	(a)	Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	10-Q	10.4	11/7/11

10.93	(a)	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.6	11/7/08

10.94	(a)	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.7	11/7/08

10.95	(a)	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association	10-Q	10.8	11/7/08

10.96	(a)	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company,	10-Q	10.9	11/7/08

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
		LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.).

10.97	(a)	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-Q	10.9	5/7/10

10.98	(a)	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A.	10-Q	10.3	11/7/11

10.99	(a)	Sixth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among WFN Credit Company, LLC, Comenity Bank, and Deutsche Bank Trust Company Americas.	10-K	10.94	2/27/17

10.100	(a)	Seventh Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 1, 2017, among WFN Credit Company, LLC, Comenity Bank, and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.96	2/27/18

10.101	(a)	Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-K	10.134	2/28/11

10.102	(a)	Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.3	11/7/08

10.103	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.11	8/9/10

10.104	(a)	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.4	11/7/08

10.105	(a)	Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.12	8/9/10

10.106	(a)	Master Indenture, dated as of September 29, 2008, between World Financial Capital Master Note Trust and U.S. Bank National Association, together with Supplemental Indenture Nos. 1 - 3.	10-K	10.104	2/27/18

10.107	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 28, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	10-K	10.129	2/27/15

10.108	(a)	First Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-Q	10.8	8/7/17

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.109	(a)	Second Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 1, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.109	2/27/18

10.110	(a)	Third Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of May 3, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.110	2/26/19

10.111	(a)	Fourth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of August 31, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.111	2/26/19

10.112	(a)	Fifth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 1, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.112	2/26/19

10.113	(a)	Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 28, 2017, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas.	10-Q	10.7	8/7/17

10.114	(a)	First Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of October 19, 2017, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.4	11/8/17

10.115	(a)	Second Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of August 31, 2018, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.115	2/26/19

10.116	(a)	Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2016, between World Financial Capital Master Note Trust and Deutsche Bank Trust Company Americas.	10-K	10.102	2/27/17

10.117	(a)	First Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2017, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.5	11/8/17

10.118	(a)	Second Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of September 28, 2018, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.3	11/6/18

10.119	(a)	Amendment and Restatement Agreement, dated as of June 9, 2016, including Amended and Restated Facilities Agreement, by and among Brand Loyalty Group B.V. and certain subsidiaries parties thereto, as borrowers and	8-K	10.1	6/15/16

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
		guarantors, Deutsche Bank AG, Amsterdam Branch (as Arranger), ING Bank N.V. (as Arranger, Agent and Security Agent), Coöperatieve Rabobank U.A. (as Arranger) and NIBC Bank N.V. (as Arranger).

10.120	(a)	Amended and Restated Credit Agreement, dated as of June 14, 2017, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other agents and lenders.	8-K	10.1	6/19/17

10.121	(a)	First Amendment to Amended and Restated Credit Agreement and Incremental Amendment, dated as of June 16, 2017, by and among Alliance Data Systems Corporation, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	8-K	10.2	6/19/17

10.122	(a)	Second Amendment to Amended and Restated Credit Agreement, dated as of July 5, 2018, by and among Alliance Data Systems Corporation, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	10-Q	10.2	8/7/18

10.123	(a)	Third Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2019, by and among Registrant, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	10-Q	10.7	5/6/19

10.124	(a)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2019, by and among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	8-K	10.2	12/23/19

*10.125	(a)

Fifth Amendment to Amended and Restated Credit Agreement, dated as of February 13, 2020, by and among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.

10.126	(a)	Indenture, dated as of December 20, 2019, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee (including the form of the Company’s 4.750% Senior Note due December 15, 2024).	8-K	4.1	12/23/19

#10.127	(a)	Securities Purchase Agreement, dated as of April 12, 2019, by and among Alliance Data Systems Corporation, the other sellers party thereto, Publicis Groupe, S.A. and certain subsidiaries thereof	8-K	2.1	4/15/19

*21	(a)	Subsidiaries of the Registrant

*23.1	(a)	Consent of Deloitte & Touche LLP

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)

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

The following financial information from Alliance Data Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith

+ Management contract, compensatory plan or arrangement

#

Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain identified information has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the registrant if publicly disclosed. Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Registrant hereby undertakes to furnish supplementally an unredacted copy of the exhibit or a copy of any omitted schedule upon request by the U.S. Securities and Exchange Commission.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE DATA SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alliance Data Systems Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company adopted Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers,” using the modified retrospective approach on January 1, 2018, and adopted ASC 842, “Leases,” using the modified retrospective approach on January 1, 2019.

Emphasis of a Matter

As discussed in Note 1 to the financial statements, the Company’s financial statements have been presented with its former Epsilon segment as a discontinued operation.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Loss — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

Management’s methodology for assessing the appropriateness of the allowance for loan loss (ALL) consists of a migration analysis of delinquent and current credit card and loan receivables, along with analyzing and considering several other relevant internal and external factors. The estimate of the ALL covers uncollectible principal as well as unpaid interest and fees. Migration analysis is the technique used to estimate the future likelihood that a credit card or loan receivable will progress through the various stages of delinquency and to charge-off based on historical performance. In evaluating the ALL for both principal and unpaid interest and fees, management also considers factors that may impact loan loss experience, including seasoning and growth, account collection strategies, economic conditions, bankruptcy filings, policy changes, payment rates, and forecasting uncertainties. Based on management’s review of these relevant factors, they evaluate the reasonableness of the ALL on an ongoing basis and whether any changes need to be made to the ALL methodology.

Given the significant judgments made by management when developing the migration analysis and considering the additional relevant factors, performing audit procedures to evaluate the reasonableness of the estimated ALL required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ALL included the following, among others:

●	We tested the effectiveness of controls over management’s ALL calculation, including those related to the migration analysis of delinquent and current credit card and loan receivables used to estimate future net charge-offs and those related to factors that may impact loan loss experience, including seasoning and growth, account collection strategies, economic conditions, bankruptcy filings, policy changes, payment rates, and forecasting uncertainties.

●	We tested the completeness and accuracy of the data inputs to the migration analysis of delinquent and current credit card and loan receivables and evaluated the relevance of historical data as inputs.

●	We tested the mathematical accuracy of the historical charge-off trends and evaluated the relevance of historical data as input to the historical charge-off trends.

●	We evaluated the factors that may impact loan loss experience, including seasoning and growth, account collection strategies, economic conditions, bankruptcy filings, policy changes, payment rates, and forecasting uncertainties for the ALL by comparing to historical results, internal communications with management and the Board of Directors, and information included in Company press releases, as well as analyst and industry reports regarding the Company and selected companies in its peer group.

●	We evaluated the completeness of factors that may impact loan loss experience considered by management and compared such factors to our independent research of external information, including publicly available information for its peer group.

Goodwill — BrandLoyalty Reporting Unit — Refer to Notes 2 and 13 to the financial statements

Critical Audit Matter Description

The Company tests goodwill of the BrandLoyalty reporting unit for impairment annually, as of July 31, or when events and circumstances change that would indicate the carrying amount may not be recoverable. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company estimated the fair value of its reporting units using both an income and market-based approach. The Company’s income approach utilizes a discounted cash flow model based on management’s estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The valuation includes assumptions related to revenue growth and profit performance, capital expenditures, the discount rate, and other assumptions that are judgmental in nature. The market-based approach involves an analysis of market multiples of revenues and earnings to a group of comparable public companies and recent transactions, if any, involving comparable companies. The fair value of the BrandLoyalty reporting unit exceeded its carrying value as of the measurement date by less than 10% and, therefore, no impairment was recognized.

Given the significant judgments made by management to estimate the fair value, and the difference between the fair value over carrying value of the BrandLoyalty reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of revenue growth and profit performance, the selection of the discount rate, and the selection of a market multiple required a high degree of auditor judgment and an increased extent of effort, including involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

●	We tested the effectiveness of controls over goodwill, including those over the forecasts of future revenue growth and profit performance, the selection of the discount rate, and the selection of a market multiple.

●	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

●	We evaluated the reasonableness of management’s forecasts of future revenues and profit performance including operating margins, earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA) by comparing the forecasts to:

-Historical results,

-Internal communications to management and the Board of Directors,

-	Forecasted information included in Company press releases, as well as analyst and industry reports for the Company and certain peer companies.

●	We evaluated the impact of actual results of revenues, operating margins, EBIT, and EBITDA from the measurement date through year-end to the forecasted amounts.

●	With the assistance of our fair value specialists, we evaluated the valuation methodologies, the discount rate, and the market multiple by:

-Testing the source information underlying the determination of both the discount rate and the market multiple,

-Testing the mathematical accuracy of the calculations,

-	Developing a range of independent estimates and comparing those to the discount rate and market multiple selected by management.

Disclosure of ASU 2016-13 Adoption — Refer to Note 2 to the financial statements

Critical Audit Matter Description

On January 1, 2020, the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolio upon adoption, rather than the incurred loss model under current accounting principles generally accepted in the United States of America. Estimates of expected credit losses under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forward-looking forecasts regarding the collectability of the loan portfolio.

The Company formed a cross-functional implementation team to oversee the implementation of the standard, the loss forecasting models, and the processes and controls necessary to satisfy the requirements of ASU 2016-13. Management expects an increase in the ALL at adoption of $644 million, which will be recorded through a cumulative-effect adjustment to retained earnings—net of taxes.

Given the estimation of credit losses significantly changes under the CECL model due to the application of new accounting policies, the use of new subjective judgments, and changes made to the loss forecasting models, performing audit procedures to evaluate the disclosure of ASU 2016-13 adoption involved a high degree of auditor judgment and required significant effort, including the need to involve our credit-modeling specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the disclosure of ASU 2016-13 adoption included the following, among others:

●	We tested the effectiveness of management’s controls over the implementation of the CECL standard including the controls over the loss forecasting models.

●	We evaluated the Company’s accounting policies, methodologies, and elections involved in the adoption of the CECL models.

●	We evaluated the completeness of the Company’s disclosure related to the adoption of ASU 2016-13.

●	We used our credit-modeling specialists to assist us in evaluating the appropriateness of the models used to determine the CECL estimate and examine logic for selected components of the models.

●	We used our credit-modeling specialists to assist us in evaluating the reasonableness of the economic assumptions and the portfolio segmentation used in the models.

●	We used our credit-modeling specialists to assist us in evaluating the reasonableness of the forecast period over which the key economic assumptions are applied, by evaluating management’s support for the reasonable and supportable forecast period used.

●	We evaluated the assumption of how expected credit card payments are applied to existing credit card balances to determine if it is reasonable and consistent with the CECL standard. We used our credit-modeling specialists to evaluate the conceptual soundness of the approach and its implementation within the CECL modeling framework.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2020

We have served as the Company’s auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alliance Data Systems Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards and an emphasis of matter paragraph regarding the discontinued operations presentation.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2020

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,874.4	$3,817.4
Accounts receivable, net, less allowance for doubtful accounts ($3.4 and $0.4 at December 31, 2019 and December 31, 2018, respectively)	451.1	404.0
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	13,504.2	13,418.3
Other credit card and loan receivables	5,958.9	4,436.7
Total credit card and loan receivables	19,463.1	17,855.0
Allowance for loan loss	(1,171.1)	(1,038.3)
Credit card and loan receivables, net	18,292.0	16,816.7
Credit card receivables held for sale	408.0	1,951.6
Inventories, net	218.0	248.0
Other current assets	268.4	293.2
Redemption settlement assets, restricted	600.8	558.6
Current assets of discontinued operations	—	622.2
Total current assets	24,112.7	24,711.7
Property and equipment, net	282.3	288.2
Right of use assets - operating	264.3	—
Deferred tax asset, net	45.2	44.0
Intangible assets, net	153.3	217.4
Goodwill	954.9	954.8
Other non-current assets	682.1	636.4
Long-term assets of discontinued operations	—	3,535.2
Total assets	$26,494.8	$30,387.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$300.8	$486.2
Accrued expenses	327.8	322.2
Current operating lease liabilities	22.6	—
Current portion of deposits	6,942.4	6,537.7
Current portion of non-recourse borrowings of consolidated securitization entities	3,030.8	2,717.6
Current portion of long-term and other debt	101.4	138.9
Other current liabilities	338.3	291.8
Deferred revenue	807.9	766.1
Current liabilities of discontinued operations	—	223.5
Total current liabilities	11,872.0	11,484.0
Deferred revenue	114.1	109.2
Deferred tax liability, net	80.0	256.5
Long-term operating lease liabilities	291.7	—
Deposits	5,209.3	5,256.0
Non-recourse borrowings of consolidated securitization entities	4,253.2	4,934.1
Long-term and other debt	2,748.5	5,586.5
Other liabilities	337.7	392.4
Long-term liabilities of discontinued operations	—	36.9
Total liabilities	24,906.5	28,055.6
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 115.0 shares and 113.0 shares at December 31, 2019 and December 31, 2018, respectively	1.1	1.1
Additional paid-in capital	3,257.7	3,172.4
Treasury stock, at cost, 67.4 shares and 59.6 shares at December 31, 2019 and December 31, 2018, respectively	(6,733.9)	(5,715.7)
Retained earnings	5,163.3	5,012.4
Accumulated other comprehensive loss	(99.9)	(138.1)
Total stockholders’ equity	1,588.3	2,332.1
Total liabilities and stockholders' equity	$26,494.8	$30,387.7

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
Revenues
Services	$215.5	$295.4	$367.5
Redemption, net	637.3	676.3	935.3
Finance charges, net	4,728.5	4,694.9	4,171.9
Total revenue	5,581.3	5,666.6	5,474.7
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	2,687.8	2,537.2	2,469.5
Provision for loan loss	1,187.5	1,016.0	1,140.1
General and administrative	150.6	162.5	159.3
Depreciation and other amortization	79.9	80.7	73.7
Amortization of purchased intangibles	96.2	112.9	114.2
Loss on extinguishment of debt	71.9	—	—
Total operating expenses	4,273.9	3,909.3	3,956.8
Operating income	1,307.4	1,757.3	1,517.9
Interest expense
Securitization funding costs	213.4	220.2	156.6
Interest expense on deposits	225.6	165.7	125.1
Interest expense on long-term and other debt, net	130.0	156.4	173.7
Total interest expense, net	569.0	542.3	455.4
Income from continuing operations before income taxes	738.4	1,215.0	1,062.5
Provision for income taxes	165.8	269.5	293.3
Income from continuing operations	572.6	945.5	769.2
(Loss) income from discontinued operations, net of taxes	(294.6)	17.6	19.5
Net income	$278.0	$963.1	$788.7

Basic income (loss) per share (Note 4):
Income from continuing operations	$11.25	$17.24	$13.82
(Loss) income from discontinued operations	$(5.89)	$0.32	$0.35
Net income per share	$5.36	$17.56	$14.17

Diluted income (loss) per share (Note 4):
Income from continuing operations	$11.24	$17.17	$13.75
(Loss) income from discontinued operations	$(5.78)	$0.32	$0.35
Net income per share	$5.46	$17.49	$14.10

Weighted average shares (Note 4):
Basic	50.0	54.9	55.7
Diluted	50.9	55.1	55.9

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net income	$278.0	$963.1	$788.7

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	15.5	(3.1)	(7.3)
Tax benefit (expense)	(2.3)	1.1	0.2
Unrealized gain (loss) on securities available-for-sale, net of tax	13.2	(2.0)	(7.1)

Unrealized gain (loss) on cash flow hedges	0.1	(0.1)	(0.7)
Tax benefit	—	—	0.2
Unrealized gain (loss) on cash flow hedges, net of tax	0.1	(0.1)	(0.5)

Unrealized gain (loss) on net investment hedge	6.5	39.1	(72.3)
Tax benefit (expense)	(1.6)	(9.5)	26.2
Unrealized gain (loss) on net investment hedge, net of tax	4.9	29.6	(46.1)

Foreign currency translation adjustments (inclusive of deconsolidation of $26.8 million related to sale of business for the year ended December 31, 2019)	20.0	(25.4)	64.2

Other comprehensive income, net of tax	38.2	2.1	10.5

Total comprehensive income, net of tax	$316.2	$965.2	$799.2

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(in millions)
January 1, 2017	112.5	$1.1	—	$—	$3,046.1	$(4,733.1)	$3,494.8	$(150.7)	$1,658.2
Net income	—	—	—	—	—	—	788.7	—	788.7
Other comprehensive income	—	—	—	—	—	—	—	10.5	10.5
Stock-based compensation	—	—	—	—	75.1	—	—	—	75.1
Repurchases of common stock	—	—	—	—	(14.3)	(539.4)	—	—	(553.7)
Dividends and dividend equivalent rights declared ($0.52 per common share)	—	—	—	—	—	—	(116.4)	—	(116.4)
Other	0.3	—	—	—	(7.1)	—	—	—	(7.1)
December 31, 2017	112.8	$1.1	—	$—	$3,099.8	$(5,272.5)	$4,167.1	$(140.2)	$1,855.3
Net income	—	—	—	—	—	—	963.1	—	963.1
Other comprehensive income	—	—	—	—	—	—	—	2.1	2.1
Stock-based compensation	—	—	—	—	80.8	—	—	—	80.8
Repurchases of common stock	—	—	—	—	—	(443.2)	—	—	(443.2)
Dividends and dividend equivalent rights declared ($0.57 per common share)	—	—	—	—	—	—	(125.9)	—	(125.9)
Cumulative effect adjustment to retained earnings in accordance with ASC 606	—	—	—	—	—	—	9.6	—	9.6
Cumulative effect adjustment to retained earnings in accordance with ASU 2016-01	—	—	—	—	—	—	(1.5)	—	(1.5)
Other	0.2	—	—	—	(8.2)	—	—	—	(8.2)
December 31, 2018	113.0	$1.1	—	$—	$3,172.4	$(5,715.7)	$5,012.4	$(138.1)	$2,332.1
Net income	—	—	—	—	—	—	278.0	—	278.0
Other comprehensive income	—	—	—	—	—	—	—	38.2	38.2
Stock-based compensation	—	—	—	—	54.5	—	—	—	54.5
Issuance of preferred stock	—	—	0.2	—	42.1	(42.1)	—	—	—
Conversion of preferred stock to common stock	1.5	—	(0.2)	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	(976.1)	—	—	(976.1)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	—	—	(127.1)	—	(127.1)
Other	0.5	—	—	—	(11.3)	—	—	—	(11.3)
December 31, 2019	115.0	$1.1	—	$—	$3,257.7	$(6,733.9)	$5,163.3	$(99.9)	$1,588.3

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$278.0	$963.1	$788.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249.3	487.3	497.6
Deferred income taxes	(186.1)	16.3	(113.8)
Provision for loan loss	1,187.5	1,016.0	1,140.1
Non-cash stock compensation	54.8	80.8	75.1
Amortization of deferred financing costs	43.4	47.3	44.0
Gain on sale of business	(512.2)	—	—
Loss on extinguishment of debt	71.9	—	—
Asset impairment charges	52.0	—	—
Change in other operating assets and liabilities, net of sale of business:
Change in deferred revenue	2.9	(17.5)	(27.0)
Change in accounts receivable	4.1	(93.0)	(10.3)
Change in accounts payable and accrued expenses	(255.0)	(93.7)	167.4
Change in other assets	(46.8)	(29.8)	(20.9)
Change in other liabilities	32.9	49.8	(24.9)
Originations of credit card and loan receivables held for sale	—	(4,799.0)	(8,709.4)
Sales of credit card and loan receivables held for sale	—	4,928.8	8,651.9
Other	241.0	198.5	140.6
Net cash provided by operating activities	1,217.7	2,754.9	2,599.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(9.5)	(42.2)	(231.3)
Change in credit card and loan receivables	(2,586.8)	(2,749.6)	(3,600.2)
Proceeds from sale of business	4,409.7	—	—
Purchase of credit card portfolios	(924.8)	—	—
Proceeds from sale of credit card portfolios	2,061.8	1,153.5	797.7
Proceeds from sale of real estate	15.1	—	—
Payments for acquired businesses, net of cash	(6.7)	—	(945.6)
Capital expenditures	(142.3)	(199.8)	(225.4)
Purchases of other investments	(20.2)	(89.5)	(101.4)
Maturities/sales of other investments	60.0	47.4	42.5
Other	4.5	8.2	(4.4)
Net cash provided by (used in) investing activities	2,860.8	(1,872.0)	(4,268.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	3,111.3	4,575.3	7,696.7
Repayments of borrowings	(5,981.8)	(4,893.0)	(7,341.4)
Non-recourse borrowings of consolidated securitization entities	4,851.8	3,714.6	5,172.5
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(5,219.0)	(4,871.0)	(3,320.3)
Net increase in deposits	355.6	864.1	2,543.2
Payment of debt extinguishment costs	(46.1)	—	—
Payment of deferred financing costs	(45.4)	(25.8)	(65.7)
Proceeds from issuance of common stock	12.4	17.6	18.4
Dividends paid	(127.4)	(125.2)	(115.5)
Purchase of treasury shares	(976.1)	(443.2)	(553.7)
Other	(27.0)	(31.3)	(29.3)
Net cash (used in) provided by financing activities	(4,091.7)	(1,217.9)	4,004.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.6	(12.0)	10.3
Change in cash, cash equivalents and restricted cash	(9.6)	(347.0)	2,346.2
Cash, cash equivalents and restricted cash at beginning of year	3,967.7	4,314.7	1,968.5
Cash, cash equivalents and restricted cash at end of year	$3,958.1	$3,967.7	$4,314.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$671.9	$719.8	$551.4
Income taxes paid, net	$1,070.6	$234.0	$344.1

The consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category.

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Alliance Data Systems Corporation (“ADSC” or, including its consolidated subsidiaries and variable interest entities, the “Company”) is a leading global provider of data-driven marketing and loyalty solutions serving large, consumer-based businesses. The Company captures and analyzes data created during each customer interaction, leveraging the insight derived from that data to enable clients to identify and acquire new customers and enhance customer loyalty. The Company operates in two reportable segments: LoyaltyOne® and Card Services. LoyaltyOne provides coalition and short-term loyalty programs through the Canadian AIR MILES® Reward Program and BrandLoyalty Group B.V. (“BrandLoyalty”). Card Services encompasses credit card processing, billing and payment processing, customer care and collections services for private label retailers as well as private label and co-brand retail credit card and loan receivables financing, including securitization and other funding of certain credit card and loan receivables that it underwrites from its private label and co-brand retail credit card programs.

Basis of Presentation—For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements have been presented with its former Epsilon® segment as a discontinued operation. See Note 6, “Discontinued Operations,” for more information.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Card and Loan Receivables— Credit card and loan receivables consist of credit card and loan receivables held for investment. The Company sells a majority of the credit card receivables originated by Comenity Bank to WFN Credit Company, LLC, which in turn sells them to the WFN Trusts as part of a securitization program. The Company also sells certain of its credit card receivables originated by Comenity Capital Bank to World Financial Capital Credit Company, LLC, which in turn sells them to the WFC Trust. The credit card receivables sold to each of the trusts are restricted for securitization investors. All new originations of credit card and loan receivables are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, management considers the short average life and homogenous nature of the Company’s credit card and loan receivables. In assessing whether these credit card and loan receivables continue to be held for investment, management also considers capital levels and scheduled maturities of funding instruments used. Management believes that the assertion regarding its intent and ability to hold credit card and loan receivables for the foreseeable future can be made with a high degree of certainty given the maturity distribution of the Company’s money market deposits, certificates of deposit and other funding instruments; the historic ability to replace maturing certificates of deposits and other borrowings with new deposits or borrowings; and historic credit card payment activity. Due to the homogenous nature of the Company’s credit card and loan receivables, amounts are classified as held for investment on an individual client portfolio basis.

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

Transfers of Financial Assets—The Company accounts for transfers of financial assets under ASC 860, “Transfers and Servicing,” as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor and (3) the transferor does not maintain effective control over the transferred assets. If the transfer of financial assets does not meet these criteria, the transfer is accounted for as a financing. Transfers of financial assets that are treated as sales are removed from the Company’s accounts with any realized gain or loss reflected in income during the period of sale.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” For additional information regarding the impact of the new standard, see “Recently Issued Accounting Standards” below.

Inventories, net—Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

Redemption Settlement Assets, Restricted—The cash and investments related to the redemption fund for the AIR MILES Reward Program are subject to a security interest which is held in trust for the benefit of funding redemptions by collectors. These assets are restricted to funding rewards for the collectors by certain of the Company’s sponsor contracts. Investments in equity securities are stated at fair value, with holding gains and losses recognized through net income. Investments in debt securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss), as the investments are classified as available-for-sale.

Property and Equipment—Furniture, equipment, computer software and development, buildings and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Land is carried at cost and is not depreciated. Depreciation and amortization for furniture, equipment and buildings are computed on a straight-line basis, using estimated lives ranging from one to twenty-one years. Software development is capitalized in accordance with ASC 350-40, “Intangibles – Goodwill and Other – Internal–Use Software,” and is amortized on a straight-line basis over the expected benefit period, which ranges from one to seven years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows.

Goodwill and Other Intangible Assets—Goodwill and indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment or more frequently if circumstances indicate that an impairment is probable, using qualitative or quantitative analysis. Separable intangible assets that have finite useful lives are amortized over their respective useful lives.

Income Taxes— Income tax returns are filed in federal, state, local and foreign jurisdictions as applicable. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings also include deferred income tax provisions and provisions for uncertain tax positions.

Deferred income tax assets and liabilities are computed on differences between the financial statement bases and tax bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred tax assets when realization is less than more likely than not.

Liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on the technical merits of the positions. Additionally, liabilities may be established for uncertain tax positions when, in our judgement, the more-likely-than-not threshold is met, but the position does not rise to the level of highly certain based upon the technical merits of the position. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.

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

Net Investment Hedges—The Company used Euro-denominated debt to hedge a portion of its net investment in foreign subsidiaries against adverse movements in exchange rates. The effective portion of the foreign currency gains and losses related to the Euro-denominated debt is reported in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. The gains or losses will be subsequently reclassified into net income when the hedged net investment is either sold or substantially liquidated.

Other Investments—Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s consolidated balance sheets. Investments in equity securities are stated at fair value, with holding gains and losses recognized through net income. Investments in debt securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss), as the investments are classified as available-for-sale.

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

Earnings Per Share—Basic earnings per share is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of options or other dilutive securities. Diluted earnings per share is based on the weighted average number of common and potentially dilutive common shares (dilutive stock options, unvested

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

restricted stock units and other dilutive securities outstanding during the year), pursuant to the treasury stock method. For periods with participating securities, the Company computes earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders.

Currency Translation—The assets and liabilities of the Company’s subsidiaries outside the U.S. are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates, primarily from Canadian dollars and Euros. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income (loss). The Company recognized net foreign transaction gains of $1.3 million for the year ended December 31, 2019, gains of $0.6 million for the year ended December 31, 2018, and losses of $9.1 million for the year ended December 31, 2017.

Leases —The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes. As of December 31, 2019, the Company does not have any finance leases.

Marketing and Advertising Costs—The Company participates in various marketing and advertising programs, including collaborative arrangements with certain clients. The cost of marketing and advertising programs is expensed in the period incurred. The Company has recognized marketing and advertising expenses, including on behalf of its clients, of $229.4 million, $244.5 million and $236.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to utilize a financial instrument impairment model to establish an allowance based on expected losses over the life of the exposure rather than a model based on an incurred loss approach. Estimates of expected credit losses under the current expected credit loss model are based on relevant information about past events, current conditions, and reasonable and supportable forward-looking forecasts regarding the collectability of the loan portfolio. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance. In addition, ASU 2016-13 modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The Company formed a cross-functional implementation team to oversee the implementation of the standard, developed loss forecasting models and processes to satisfy the requirements of ASU 2016-13. The Company adopted the standard effective January 1, 2020. Management expects an increase in the allowance for loan loss at adoption of $644.0 million,

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

which will be recorded through a cumulative-effect adjustment to retained earnings, net of taxes. The scope of this standard also impacts the Company’s accounts receivable and available-for-sale debt securities, for which the Company’s adoption did not have a material impact on its consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminates certain exceptions within ASC 740, “Income Taxes,” and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the impact that adoption of ASU 2019-12 will have on its consolidated financial statements.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

ASC 842 also requires expanded qualitative and quantitative disclosure regarding the Company’s leasing activities. See Note 11, “Leases,” for the Company’s ASC 842 disclosures.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s products and services are reported under two segments—LoyaltyOne and Card Services, as shown below. The following tables present revenue disaggregated by major source, as well as geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

			Corporate/
Year Ended December 31, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$290.1	$—	$—	$290.1
Short-term loyalty programs	635.5	—	—	635.5
Servicing fees, net	—	(180.7)	—	(180.7)
Other	94.9	—	0.4	95.3
Revenue from contracts with customers	$1,020.5	$(180.7)	$0.4	$840.2

Finance charges, net	—	4,728.5	—	4,728.5
Investment income	12.6	—	—	12.6
Total	$1,033.1	$4,547.8	$0.4	$5,581.3

			Corporate/
Year Ended December 31, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$352.3	$—	$—	$352.3
Short-term loyalty programs	613.8	—	—	613.8
Servicing fees, net	—	(97.3)	—	(97.3)
Other	90.7	—	0.6	91.3
Revenue from contracts with customers	$1,056.8	$(97.3)	$0.6	$960.1

Finance charges, net	—	4,694.9	—	4,694.9
Investment income	11.6	—	—	11.6
Total	$1,068.4	$4,597.6	$0.6	$5,666.6

			Corporate/
Year Ended December 31, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$40.1	$4,547.8	$0.4	$4,588.3
Canada	352.2	—	—	352.2
Europe, Middle East and Africa	449.1	—	—	449.1
Asia Pacific	121.7	—	—	121.7
Other	70.0	—	—	70.0
Total	$1,033.1	$4,547.8	$0.4	$5,581.3

			Corporate/
Year Ended December 31, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$23.1	$4,597.6	$0.6	$4,621.3
Canada	411.3	—	—	411.3
Europe, Middle East and Africa	463.2	—	—	463.2
Asia Pacific	122.0	—	—	122.0
Other	48.8	—	—	48.8
Total	$1,068.4	$4,597.6	$0.6	$5,666.6

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The amount of revenue recognized in a period is subject to the estimate of breakage and the estimated life of an AIR MILES reward mile. Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure. Throughout 2017, 2018 and 2019, the Company’s breakage rate was 20%. During 2017, the Company changed its estimated life of an AIR MILES reward mile from 42 months to 38 months. Throughout 2018 and 2019, the Company’s estimated life of a mile was 38 months.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Contract Liabilities. The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES reward mile and the reward products for its short-term loyalty programs.

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(in millions)
Balance at January 1, 2018	$283.8	$683.1	$966.9
Cash proceeds	194.7	324.8	519.5
Revenue recognized (1)	(209.2)	(328.4)	(537.6)
Other	—	0.7	0.7
Effects of foreign currency translation	(21.3)	(52.9)	(74.2)
Balance at December 31, 2018	248.0	627.3	875.3
Cash proceeds	192.0	313.3	505.3
Revenue recognized (1)	(193.7)	(309.2)	(502.9)
Other	—	0.6	0.6
Effects of foreign currency translation	12.3	31.4	43.7
Balance at December 31, 2019	$258.6	$663.4	$922.0
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$144.5	$663.4	$807.9
Deferred revenue (non-current)	$114.1	$—	$114.1
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $144.5 million in 2020, $79.5 million in 2021, $33.5 million in 2022, and $1.1 million in 2023.

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s consolidated balance sheets. In 2019, the beginning balance as of January 1, 2019 was $110.2 million and the closing balance as of December 31, 2019 was $122.8 million, with the change due to cash payments received in advance of program performance, offset in part by revenue recognized of approximately $526.6 million during the year ended December 31, 2019. In 2018, the beginning balance as of January 1, 2018 was $87.5 million and the closing balance as of December 31, 2018 was $110.2 million, with the change due to cash payments received in advance of program performance revenue, offset in part by revenue recognized of approximately $506.5 million during the year ended December 31, 2018.

Card Services

Card Services is a provider of branded credit card programs, both private label and co-brand, that drive sales for its brand partners. For these private label and co-brand programs, Card Services provides risk management solutions, account origination, funding, transaction processing, customer care, collections and marketing services.

Finance charges, net. Finance charges, net represents revenue earned on customer accounts owned by the Company, and is recognized in the period in which it is earned. The Company recognizes earned finance charges, interest income and fees on credit card and loan receivables in accordance with the contractual provisions of the credit arrangements, which are within the scope of ASC 310, “Receivables.” Interest and fees continue to accrue on all credit card accounts beyond 90 days, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged-off, in the month during which an account becomes 180 days delinquent. Charge-offs for unpaid interest and fees as well as any adjustments to the allowance associated with unpaid interest and fees are recorded as a reduction to finance charges, net. Pursuant to ASC 310-20, “Receivables - Nonrefundable Fees and Other Costs,” direct

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

loan origination costs on credit card and loan receivables are deferred and amortized on a straight-line basis over a one-year period and recorded as a reduction to finance charges, net. As of December 31, 2019 and 2018, the remaining unamortized deferred costs related to loan origination were $47.1 million and $40.6 million, respectively.

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

Contract Costs. The Company recognizes an asset for the incremental costs of obtaining or fulfilling a contract with the retailer for a credit card program agreement to the extent it expects to recover those costs, in accordance with ASC 340-40. Contract costs are deferred and amortized on a straight-line basis over the respective term of the agreement, which represents the period of service. Depending on the nature of the contract costs, the amortization is recorded as a reduction to revenue, or costs of operations, in the Company’s consolidated statements of income. As of December 31, 2019 and 2018, the remaining unamortized contract costs were $406.8 million and $372.5 million, respectively, and are included in other current assets and other non-current assets in the Company’s consolidated balance sheets.

For the year ended December 31, 2019, amortization of contract costs recorded as a reduction to revenue totaled $71.8 million and amortization of contract costs recorded to cost of operations expense totaled $11.9 million. For the year ended December 31, 2018, amortization of contract costs recorded as a reduction to revenue totaled $68.7 million and amortization of contract costs recorded to cost of operations expense totaled $9.8 million. No impairment was recognized during the periods presented.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which the Company has the right to invoice for services performed.

The Company has elected the practical expedient from ASC 340-40 with respect to contract costs, and expenses the incremental costs as incurred for those costs that would otherwise be recognized with an amortization period of one year or less. These costs are recorded to cost of operations expense in the Company’s consolidated statements of income.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
Basic income per share:
Numerator:
Income from continuing operations	$572.6	$945.5	$769.2
Less: Dividends declared on preferred stock	2.8	—	—
Less: Allocation of undistributed earnings	6.8	—	—
Income from continuing operations - basic	563.0	945.5	769.2
(Loss) income from discontinued operations, net of tax	(294.6)	17.6	19.5
Net income - basic	$268.4	$963.1	$788.7

Denominator:
Weighted average shares, basic	50.0	54.9	55.7

Basic income (loss) attributable to common stockholders per share:
Income from continuing operations	$11.25	$17.24	$13.82
(Loss) income from discontinued operations	$(5.89)	$0.32	$0.35
Net income per share	$5.36	$17.56	$14.17

Diluted income per share (1):
Numerator:
Income from continuing operations	$572.6	$945.5	$769.2
(Loss) income from discontinued operations, net of tax	(294.6)	17.6	19.5
Net income	$278.0	$963.1	$788.7

Denominator:
Weighted average shares, basic	50.0	54.9	55.7
Weighted average effect of dilutive securities:
Shares from assumed conversion of preferred stock	0.8	—	—
Net effect of dilutive stock options and unvested restricted stock (2)	0.1	0.2	0.2
Denominator for diluted calculation	50.9	55.1	55.9

Diluted income (loss) attributable to common stockholders per share:
Income from continuing operations	$11.24	$17.17	$13.75
(Loss) income from discontinued operations	$(5.78)	$0.32	$0.35
Net income per share	$5.46	$17.49	$14.10
(1)	Computed using the if-converted method, as the result was more dilutive.
(2)	For the years ended December 31, 2019, 2018 and 2017, a de minimis amount of restricted stock units was excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

On April 25, 2019, the Company entered into an exchange agreement with ValueAct Holdings, L.P. pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of the Company’s common stock for an aggregate of 150,000 shares of Series A Non-Voting Convertible Preferred Stock (“preferred stock”). In October 2019, ValueAct exchanged all 150,000 shares of preferred stock back to common stock. See Note 19, “Stockholders’ Equity,” for more information. At December 31, 2019, the Company did not have any shares of preferred stock outstanding.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For the year ended December 31, 2019, the Company’s calculation of basic and diluted EPS was computed using the two-class method for those periods in which participating securities were outstanding. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

5. ACQUISITIONS

2019 Acquisitions:

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. DISCONTINUED OPERATIONS

Effective April 12, 2019, the Company entered into a definitive agreement to sell its Epsilon segment to Publicis Groupe S.A. for $4.4 billion in cash, subject to certain specified adjustments. Beginning in the first quarter of 2019, Epsilon met the criteria set forth in ASC 205-20, “Presentation of Financial Statements — Discontinued Operations.”

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

The Company recorded transaction costs of approximately $79.0 million for the year ended December 31, 2019 and recorded an after-tax loss on sale of $252.1 million, which is included in loss from discontinued operations, net of taxes. Following the sale of Epsilon, Card Services has continued its existing contractual relationships with Epsilon for digital marketing services.

The following table summarizes the results of discontinued operations for the periods presented:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Revenue	$999.6	$2,175.1	$2,272.1
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	993.9	1,744.4	1,834.8
Depreciation and other amortization	29.7	115.4	109.4
Amortization of purchased intangibles	43.5	178.3	200.3
Interest expense (1)	64.1	128.3	109.0
Gain on sale of Epsilon	(512.2)	—	—
Income before provision (benefit) from income taxes	380.6	8.7	18.6
Provision (benefit) for income taxes	675.2	(8.9)	(0.9)
(Loss) income from discontinued operations, net of taxes (2)	$(294.6)	$17.6	$19.5
(1)	The Company’s credit agreement, as amended, provided that upon consummation of the sale of Epsilon, a mandatory payment of $500.0 million of the revolving credit facility was required and all of the Company’s outstanding senior notes were required to be redeemed. As such, interest expense has been allocated to discontinued operations on the basis of the Company’s $500.0 million mandatory repayment of its revolving line of credit and redemption of its $1.9 billion in senior notes outstanding.
(2)	Reflects the results of operations of the Company’s former Epsilon segment, direct costs identifiable to the Epsilon segment including a loss contingency associated with indemnification issues with the purchaser as described in Note 18, “Commitments and Contingencies,” and the allocation of interest expense on corporate debt.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the assets and liabilities of discontinued operations at December 31, 2018:

December 31,
2018
(in millions)
Assets:
Cash and cash equivalents	$45.7
Accounts receivable, net	519.9
Other current assets	56.6
Property and equipment, net	306.9
Intangible assets, net	322.3
Goodwill	2,886.2
Other assets	19.8
Total assets of discontinued operations	$4,157.4

Liabilities:
Accounts payable	$72.2
Accrued expenses	98.8
Other current liabilities	52.5
Other liabilities	36.9
Total liabilities of discontinued operations	$260.4

Depreciation and amortization and capital expenditures from discontinued operations for the periods presented are as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Depreciation and amortization	$73.2	$293.7	$309.7
Capital expenditures	$55.8	$106.5	$107.2

7. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	December 31,	December 31,
	2019	2018
	(in millions)
Principal receivables	$18,413.1	$16,869.9
Billed and accrued finance charges	977.3	898.3
Other	72.7	86.8
Total credit card and loan receivables	19,463.1	17,855.0
Less: Credit card receivables – restricted for securitization investors	13,504.2	13,418.3
Other credit card and loan receivables	$5,958.9	$4,436.7

Allowance for Loan Loss

The Company maintains an allowance for loan loss at a level that is appropriate to absorb probable losses inherent in credit card and loan receivables. The estimate of the allowance for loan loss covers uncollectible principal as well as unpaid interest and fees. The allowance for loan loss is evaluated monthly for appropriateness.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the Company’s allowance for loan loss for the years indicated:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Balance at beginning of year	$1,038.3	$1,119.3	$948.0
Provision for loan loss	1,187.5	1,016.0	1,140.1
Allowance associated with credit card and loan receivables transferred to held for sale	—	(54.8)	(27.9)
Change in estimate for uncollectible unpaid interest and fees	—	25.0	30.0
Recoveries	234.5	214.2	196.6
Principal charge-offs	(1,289.2)	(1,281.4)	(1,167.5)
Balance at end of year	$1,171.1	$1,038.3	$1,119.3

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

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the years ended December 31, 2019, 2018 and 2017, actual charge-offs for unpaid interest and fees were $808.6 million, $803.1 million and $653.2 million, respectively.

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

The following table presents the delinquency trends of the Company’s credit card and loan receivables portfolio:

	December 31,	% of	December 31,	% of
	2019	Total	2018	Total
	(in millions, except percentages)
Receivables outstanding - principal	$18,413.1	100.0%	$16,869.9	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$337.4	1.8%	$303.2	1.8%
61 to 90 days	233.6	1.3	207.9	1.3
91 or more days	496.5	2.7	443.4	2.6
Total	$1,067.5	5.8%	$954.5	5.7%

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The practice of re-aging an account may affect credit card loan delinquencies and charge-offs. A re-age of an account is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating a certain pre-defined amount of their account balance. With re-aging, the outstanding balance of a delinquent account is returned to a current status. For the years ended December 31, 2019, 2018 and 2017, the Company’s re-aged accounts represented 2.4%, 2.1% and 1.4%, respectively, of total credit card and loan receivables for each period and thus do not have a significant impact on the Company’s delinquencies or net charge-offs. The Company’s re-aging practices comply with regulatory guidelines.

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

The Company had $308.7 million and $292.4 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $75.4 million and $101.3 million, respectively, as of December 31, 2019 and 2018. These modified credit card receivables represented less than 2% of the Company’s total credit card receivables as of both December 31, 2019 and 2018.

The average recorded investment in the impaired credit card receivables was $295.4 million and $340.9 million for the years ended December 31, 2019 and 2018, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $22.6 million, $27.9 million and $19.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Year Ended December 31, 2019			Year Ended December 31, 2018
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	259,311	$381.4	$380.8	501,906	$621.4	$620.7

The tables below summarize troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	126,476	$170.8	293,591	$340.5

Age of Credit Card and Loan Receivable Accounts

The following tables set forth, as of December 31, 2019 and 2018, the number of active credit card and loan receivable accounts with balances and the related principal balances outstanding, based upon the age of the active credit card and loan receivable accounts from origination:

	December 31, 2019
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(in millions, except percentages)
0-12 Months	7.1	27.8%	$4,585.1	24.9%
13-24 Months	3.9	15.3	2,826.6	15.4
25-36 Months	3.2	12.6	2,423.1	13.2
37-48 Months	2.5	9.7	2,051.7	11.1
49-60 Months	1.8	7.0	1,509.7	8.2
Over 60 Months	7.0	27.6	5,016.9	27.2
Total	25.5	100.0%	$18,413.1	100.0%

	December 31, 2018
				Percentage of
	Number of	Percentage of	Principal	Principal
	Active Accounts	Active Accounts	Receivables	Receivables
Age of Accounts Since Origination	with Balances	with Balances	Outstanding	Outstanding
	(in millions, except percentages)
0-12 Months	6.5	26.7%	$4,099.9	24.3%
13-24 Months	4.2	17.1	2,887.8	17.1
25-36 Months	3.1	13.0	2,428.9	14.4
37-48 Months	2.2	9.1	1,795.0	10.7
49-60 Months	1.7	7.1	1,367.2	8.1
Over 60 Months	6.5	27.0	4,291.1	25.4
Total	24.2	100.0%	$16,869.9	100.0%

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company’s credit card and loan receivables by obligor credit quality as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
		Percentage of		Percentage of
	Total Principal	Principal	Total Principal	Principal
Probability of an Account Becoming 91 or More Days Past	Receivables	Receivables	Receivables	Receivables
Due or Becoming Charged-off (within the next 12 months)	Outstanding	Outstanding	Outstanding	Outstanding
	(in millions, except percentages)
No Score	$290.0	1.6%	$249.0	1.5%
27.1% and higher	1,591.4	8.6	1,394.0	8.2
17.1% - 27.0%	1,065.4	5.8	770.1	4.6
12.6% - 17.0%	1,127.7	6.1	1,047.6	6.2
3.7% - 12.5%	7,985.8	43.4	6,877.6	40.8
1.9% - 3.6%	3,285.3	17.8	3,060.7	18.1
Lower than 1.9%	3,067.5	16.7	3,470.9	20.6
Total	$18,413.1	100.0%	$16,869.9	100.0%

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

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $408.0 million and $1,951.6 million as of December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, the Company transferred one credit card portfolio totaling approximately $510.3 million into credit card receivables held for sale, and sold 13 credit card portfolios for cash consideration of approximately $2.1 billion and recognized approximately $43.9 million in net gains on the transactions. The Company recorded portfolio valuation adjustments, which are reflected in cost of operations expense, of $189.8 million for the year ended December 31, 2019.

For the year ended December 31, 2019, the portfolio sales were as follows:

●	In April 2019, the Company sold one credit card portfolio for final cash consideration of approximately $356.6 million and recognized a $0.4 million loss on the transaction.
●	In June 2019, the Company sold three credit card portfolios for final cash consideration of approximately $217.7 million and recognized approximately $2.9 million in gains on the transactions.
●	In August 2019, the Company sold one credit card portfolio for final cash consideration of approximately $70.4 million and recognized a $1.7 million gain on the transaction.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

●	In September 2019, the Company sold one credit card portfolio for final cash consideration of approximately $334.7 million and recognized a $15.2 million gain on the transaction.
●	In December 2019, the Company sold seven credit card portfolios for preliminary cash consideration of approximately $1,082.4 million, subject to customary sale price adjustments, and recognized approximately $24.5 million in net gains on the transactions.

During the year ended December 31, 2018, the Company transferred 11 credit card portfolios totaling approximately $2.3 billion into credit card receivables held for sale, and sold six credit card portfolios for cash consideration of approximately $1.2 billion and recognized approximately $29.2 million in net gains on the transactions. The Company recorded portfolio valuation adjustments of $101.6 million for the year ended December 31, 2018.

In February 2020, the Company sold one credit card portfolio, subject to certain conditions as defined in the purchase and sale agreement. At December 31, 2019, the carrying value of this portfolio was $313.9 million and included in credit card receivables held for sale in the Company’s consolidated December 31, 2019 balance sheet.

Portfolio Acquisitions

During the year ended December 31, 2019, the Company acquired four credit card portfolios for cash consideration of approximately $924.8 million, which consisted of approximately $843.5 million of credit card receivables, $35.7 million of intangible assets and $45.6 million of other non-current assets, subject to customary purchase price adjustments.

During the year ended December 31, 2017, the Company acquired approximately $906.3 million of credit card receivables in connection with the Signet acquisition. For more information, see Note 5, “Acquisitions.”

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of the WFN Trusts and the WFC Trust. The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017.

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

The Company is required to maintain minimum interests ranging from 4% to 10% of the securitized credit card receivables. This requirement is met through transferor’s interest and is supplemented through excess funding deposits. Excess funding deposits represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid, although some cash collateral, restricted deposits are released only when investors have been paid in full. No cash collateral, restricted deposits were required to be used to cover losses on securitized credit card receivables in the years ended December 31, 2019, 2018 and 2017.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	December 31,	December 31,
	2019	2018
	(in millions)
Total credit card receivables – restricted for securitization investors	$13,504.2	$13,418.3
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$321.8	$301.6

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net charge-offs of securitized principal	$907.7	$927.0	$741.1

8. INVENTORIES, NET

Inventories, net of $218.0 million and $248.0 million at December 31, 2019 and 2018, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. For the year ended December 31, 2019, the Company recorded an inventory write-down of $18.4 million on certain discontinued product lines. See Note 14, “Restructuring and Other Charges,” for more information.

9. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s consolidated balance sheets. Marketable securities include available for sale debt securities, mutual funds and domestic certificate of deposit investments. The principal components of other investments, which are carried at fair value, are as follows:

	December 31, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(in millions)
Marketable securities	$257.2	$3.0	$(0.4)	$259.8	$272.8	$0.1	$(6.5)	$266.4
U.S. Treasury bonds	—	—	—	—	25.0	—	(0.1)	24.9
Total	$257.2	$3.0	$(0.4)	$259.8	$297.8	$0.1	$(6.6)	$291.3

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2019 and 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Marketable securities	$18.8	$(0.2)	$13.1	$(0.2)	$31.9	$(0.4)
Total	$18.8	$(0.2)	$13.1	$(0.2)	$31.9	$(0.4)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	December 31, 2018
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Marketable securities	$57.3	$(0.5)	$164.0	$(6.0)	$221.3	$(6.5)
U.S. Treasury bonds	—	—	24.9	(0.1)	24.9	(0.1)
Total	$57.3	$(0.5)	$188.9	$(6.1)	$246.2	$(6.6)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at December 31, 2019 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in millions)
Due in one year or less	$31.3	$31.3
Due after one year through five years	1.7	1.7
Due after five years through ten years	—	—
Due after ten years	224.2	226.8
Total	$257.2	$259.8

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security's issuer, and the Company's intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of December 31, 2019, the Company does not consider the investments to be other-than-temporarily impaired.

There were no realized gains or losses from the sale of investment securities for the years ended December 31, 2019, 2018 and 2017.

10. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	December 31, 2019				December 31, 2018
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(in millions)
Restricted cash	$39.3	$—	$—	$39.3	$43.9	$—	$—	$43.9
Mutual funds	25.1	—	—	25.1	23.2	—	—	23.2
Corporate bonds	536.0	2.4	(2.0)	536.4	497.5	0.1	(6.1)	491.5
Total	$600.4	$2.4	$(2.0)	$600.8	$564.6	$0.1	$(6.1)	$558.6

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2019 and 2018, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Corporate bonds	$166.6	$(1.3)	$155.1	$(0.7)	$321.7	$(2.0)
Total	$166.6	$(1.3)	$155.1	$(0.7)	$321.7	$(2.0)

	December 31, 2018
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Corporate bonds	$31.2	$(0.1)	$414.4	$(6.0)	$445.6	$(6.1)
Total	$31.2	$(0.1)	$414.4	$(6.0)	$445.6	$(6.1)

The amortized cost and estimated fair value of the securities at December 31, 2019 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in millions)
Due in one year or less	$129.5	$129.4
Due after one year through five years	427.8	428.2
Due after five year through ten years	3.8	3.9
Total	$561.1	$561.5

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the security’s issuer, and the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity. As of December 31, 2019, the Company does not consider the investments to be other-than-temporarily impaired.

For the years ended December 31, 2019, 2018, and 2017, realized gains and losses from the sale of investment securities were de minimis.

11. LEASES

The Company has operating leases for general office properties, warehouses, data centers, call centers, automobiles and certain equipment. As of December 31, 2019, the Company’s leases have remaining lease terms of less than 1 year to 19 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The components of lease expense were as follows:

Year Ended
December 31, 2019
(in millions)
Operating lease cost	$41.1
Short-term lease cost	2.7
Variable lease cost	6.8
Total	$50.6

Lease expense was $47.5 million and $67.3 million for the years ended December 31, 2018 and 2017, respectively.

Other information related to leases was as follows:

December 31,
2019
Weighted-average remaining lease term (in years):
Operating leases	11.5
Weighted-average discount rate:
Operating leases	5.2%

Supplemental cash flow information related to leases was as follows:

Year Ended
December 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28.4

Maturities of the lease liabilities as of December 31, 2019 were as follows:

Operating
Year	Leases
(in millions)
2020	$38.4
2021	39.6
2022	38.6
2023	36.8
2024	35.6
Thereafter	237.4
Total undiscounted lease liabilities	426.4
Less: Amount representing interest	(112.1)
Total present value of minimum lease payments	$314.3

Amounts recognized in the December 31, 2019 consolidated balance sheet:
Current operating lease liabilities	$22.6
Long-term operating lease liabilities	291.7
Total	$314.3

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Under ASC 840, future annual minimum rental payments required under noncancellable operating leases as of December 31, 2018 were as follows:

Operating
Year	Leases
(in millions)
2019	$42.0
2020	39.9
2021	37.7
2022	36.8
2023	35.6
Thereafter	256.4
Total	$448.4

12. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2019	2018
	(in millions)
Computer software and development	$327.1	$331.9
Furniture and equipment	164.3	166.4
Land, buildings and leasehold improvements	126.0	128.1
Construction in progress	46.2	22.7
Total	663.6	649.1
Accumulated depreciation and amortization	(381.3)	(360.9)
Property and equipment, net	$282.3	$288.2

Depreciation expense totaled $40.6 million, $41.2 million and $40.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, and includes purchased software. Amortization expense on capitalized software totaled $39.3 million, $39.5 million and $32.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019 and 2018, the net amount of unamortized capitalized software costs included in the consolidated balance sheets was $74.0 million and $87.5 million, respectively.

Sale of Real Estate

In October 2019, the Company sold a building and land for cash proceeds of $15.1 million and simultaneously entered into a new 15 year lease agreement for the building, with four consecutive tenant options to extend the lease for five-year terms. Under the criteria of ASC 842, the transaction met the definition of a sale and the Company recognized a $6.1 million gain on the transaction, which was included in cost of operations in the Company’s consolidated statement of income for the year ended December 31, 2019.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	December 31, 2019
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(in millions)
Finite Lived Assets
Customer contracts and lists	$325.1	$(278.7)	$46.4	7 years—straight line
Premium on purchased credit card portfolios	192.6	(93.2)	99.4	1-13 years—straight line
Collector database	53.9	(52.9)	1.0	5 years—straight line
Tradenames	31.8	(26.5)	5.3	8-15 years—straight line
	$603.4	$(451.3)	$152.1
Indefinite Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$604.6	$(451.3)	$153.3

	December 31, 2018
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(in millions)
Finite Lived Assets
Customer contracts and lists	$339.5	$(244.4)	$95.1	3-7 years—straight line
Premium on purchased credit card portfolios	286.0	(172.9)	113.1	3-13 years—straight line
Collector database	51.3	(49.9)	1.4	5 years—straight line
Tradenames	32.5	(25.9)	6.6	8-15 years—straight line
	$709.3	$(493.1)	$216.2
Indefinite Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$710.5	$(493.1)	$217.4

As part of the portfolio acquisitions during the year ended December 31, 2019, the Company acquired $35.7 million of intangible assets, consisting of $21.8 million of customer relationships being amortized over a life of 2.7 years and $13.9 million of marketing relationships being amortized over a life of 5.9 years.

As part of the Signet acquisition in October 2017, the Company acquired $52.3 million of intangible assets, consisting of $35.9 million of customer relationships being amortized over a life of 3.0 years and $16.4 million of marketing relationships being amortized over a life of 7.0 years. For more information on this acquisition, see Note 5, “Acquisitions.”

Amortization expense related to the intangible assets was approximately $96.2 million, $112.9 million and $114.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in millions)
2020	$82.7
2021	22.4
2022	17.6
2023	12.9
2024	10.7
Thereafter	5.8

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018, respectively, are as follows:

	LoyaltyOne	Card Services	Total
	(in millions)
Balance at January 1, 2018	$731.1	$261.7	$992.8
Effects of foreign currency translation	(38.0)	—	(38.0)
Balance at December 31, 2018	$693.1	$261.7	$954.8
Goodwill acquired during the period	—	2.3	2.3
Effects of foreign currency translation	(2.2)	—	(2.2)
Balance at December 31, 2019	$690.9	$264.0	$954.9

The Company completed annual impairment tests for goodwill on July 31, 2019, 2018 and 2017 and determined at each date that no impairment exists. No further testing of goodwill impairments will be performed until July 31, 2020, unless events occur or circumstances indicate an impairment is probable.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14. RESTRUCTURING AND OTHER CHARGES

In 2019, the Company, under the direction of the Board of Directors, evaluated the cost structure and executed on certain cost saving initiatives at each segment. As a result, the Company incurred restructuring and other charges of $118.1 million. These charges included restructuring and other exit activities related to reductions in force, terminations of certain product lines, reduction or closure of certain leased office space, asset impairments, changes in management structure and fundamental reorganizations that affect the nature and focus of operations. Restructuring and other charges incurred at the Corporate segment of $37.9 million were recorded to general and administrative expense in the Company’s consolidated statements of income. Restructuring and other charges incurred in the LoyaltyOne and Card Services segments of $50.8 million and $29.4 million, respectively, were recorded to cost of operations in the Company’s consolidated statements of income. These charges are not expected to continue in 2020.

LoyaltyOne

In the first quarter of 2019, BrandLoyalty incurred $7.9 million in restructuring charges associated with the wind-down of Merison, a retail marketing division included in the LoyaltyOne segment. The restructuring charges consisted of inventory impairment charges of $3.4 million, contract termination costs of $2.1 million, fixed asset impairment charges of $1.2 million and termination benefits of $1.2 million. In the third quarter of 2019, asset impairment charges of $33.5 million were recorded related to the discontinuance of certain product lines within inventory and the impairment of certain prepaid assets and fixed assets, and termination benefits of $8.1 million were incurred, primarily related to changes in management structure. LoyaltyOne also incurred lease termination costs of $0.2 million related to the closure of leased office space and contract termination costs of $0.2 million. In the fourth quarter of 2019, as a result of certain changes in estimates, LoyaltyOne incurred an additional $2.6 million of impairment charges and decreased its termination benefits accrual by $1.7 million.

Corporate/Other

Effective April 12, 2019, the Company entered into a definitive agreement to sell its Epsilon segment to Publicis Groupe S.A. for $4.4 billion in cash, subject to certain specified adjustments. Due to the pending sale of Epsilon, in the second quarter of 2019, the Company incurred restructuring charges at Corporate as a result of efforts to realign the organization, including termination benefits of $11.3 million and asset impairment charges of $11.1 million related to assets primarily utilized to support the Epsilon segment. Subsequent to the sale of Epsilon, the Company further sought to eliminate redundancies and executed a second reduction in force with further management changes and incurred $3.3 million and $4.0 million in termination benefits in the third and fourth quarters of 2019, respectively. Additionally, the Company incurred lease termination costs of $7.0 million related to the reduction of its leased office space, as well as other exit costs of $1.2 million.

Card Services

In the fourth quarter of 2019, the Company executed a significant reduction in force in its Card Services segment and incurred $27.3 million in termination benefits. For the year ended December 31, 2019, Card Services also incurred lease termination costs of $1.9 million related to the reduction of its leased office space as well as the related impairment of certain assets of $0.2 million.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restructuring and other charges incurred by reportable segment for all restructuring activities for the year ended December 31, 2019 are as follows:

	Termination	Asset	Lease	Other
Year Ended December 31, 2019	Benefits	Impairments	Termination Costs	Exit Costs	Total
	(in millions)
Corporate/Other	$18.6	$11.1	$7.0	$1.2	$37.9
LoyaltyOne	7.6	40.7	0.2	2.3	50.8
Card Services	27.3	0.2	1.9	—	29.4
Total	$53.5	$52.0	$9.1	$3.5	$118.1

The Company’s liability for restructuring and other charges is recognized in accrued expenses and other liabilities in its consolidated balance sheets. The following table summarizes the activities related to the restructuring and other charges, as discussed above, for the year ended December 31, 2019:

	Termination	Asset	Lease	Other
Year Ended December 31, 2019	Benefits	Impairments	Termination Costs	Exit Costs	Total
	(in millions)
Liability as of December 31, 2018	$—	$—	$—	$—	$—
Charged to expense	53.5	52.0	9.1	3.5	118.1
Adjustments for non-cash charges (1)	—	(52.0)	0.7	(0.1)	(51.4)
Cash payments	(18.8)	—	(9.8)	(3.3)	(31.9)
Liability as of December 31, 2019	$34.7	$—	$—	$0.1	$34.8
(1)	Adjustments for non-cash charges primarily relate to asset impairments. For the year ended December 31, 2019, lease termination costs were netted against a $0.7 million gain upon derecognition of right-of-use assets and related liabilities.

The Company’s outstanding liability related to restructuring and other charges is expected to be settled by the end of 2021, with the majority settled in 2020.

15. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2019	2018
	(in millions)
Accrued payroll and benefits	$133.4	$187.1
Accrued taxes	18.1	22.6
Accrued other liabilities	176.3	112.5
Accrued expenses	$327.8	$322.2

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

16. DEBT

Debt consists of the following:

	December 31,	December 31,
Description	2019	2018	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$—	$740.0	December 2022	(1)
2017 term loans	2,028.8	2,938.1	December 2022	(2)
BrandLoyalty credit agreement	—	183.7	June 2020	(3)
Senior notes due 2021	—	500.0
Senior notes due 2022	—	600.0
Senior notes due 2022 (€400.0 million)	—	458.8
Senior notes due 2023 (€300.0 million)	—	344.1
Senior notes due 2024	850.0	—	December 2024	4.750%
Total long-term and other debt	2,878.8	5,764.7
Less: Unamortized debt issuance costs	28.9	39.3
Less: Current portion	101.4	138.9
Long-term portion	$2,748.5	$5,586.5

Deposits:
Certificates of deposit	$8,585.2	$8,395.1	Various – Jan 2020 to Dec 2024	1.33% to 4.00%
Money market deposits	3,589.8	3,424.3	Non-maturity	(4)
Total deposits	12,175.0	11,819.4
Less: Unamortized debt issuance costs	23.3	25.7
Less: Current portion	6,942.4	6,537.7
Long-term portion	$5,209.3	$5,256.0

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$4,891.0	$4,893.3	Various – May 2020 to Sep 2022	2.03% to 3.95%
Conduit asset-backed securities	2,405.0	2,770.0	Various – Sep 2020 to Apr 2021	(5)
Total non-recourse borrowings of consolidated securitization entities	7,296.0	7,663.3
Less: Unamortized debt issuance costs	12.0	11.6
Less: Current portion	3,030.8	2,717.6
Long-term portion	$4,253.2	$4,934.1
(1)	The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. At December 31, 2018, the weighted average interest rate for the revolving line of credit was 4.22%.
(2)	The interest rate is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The weighted average interest rate for the term loans was 3.30% and 4.27% at December 31, 2019 and 2018, respectively.
(3)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin. At December 31, 2018, the weighted average interest rate was 1.22% and 1.65% for the BrandLoyalty revolving line of credit and term loans, respectively.
(4)	The interest rates are based on the Federal Funds rate plus an applicable margin. At December 31, 2019, the interest rates ranged from 1.84% to 3.50%. At December 31, 2018, the interest rates ranged from 1.90% to 2.71%.
(5)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At December 31, 2019, the interest rates ranged from 2.79% to 2.96%. At December 31, 2018, the interest rates ranged from 3.48% to 3.79%.

At December 31, 2019, the Company was in compliance with its financial covenants.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Long-term and Other Debt

Credit Agreement

The Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Alliance Data International LLC, Comenity LLC and Comenity Servicing LLC, as guarantors, are party to a credit agreement with various agents and lenders dated June 14, 2017 (the “2017 Credit Agreement”).

At December 31, 2018, the 2017 Credit Agreement provided for $3,052.6 million in term loans (the “2017 Term Loans”) and a $1,572.4 million revolving credit facility (the “2017 Credit Facility”), with total availability under the 2017 Credit Facility of $832.4 million.

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

In July 2019, the Company made a mandatory payment of $500.0 million of the revolving credit facility, with the aggregate revolving credit commitments reduced to $1,072.4 million.

On December 20, 2019, the Company amended its credit agreement to extend the maturity date from June 14, 2021 to December 31, 2022, reduce the aggregate revolving credit commitments from $1,072.4 million to $750.0 million, add a consolidated minimum tangible net worth covenant upon certain triggering events and make certain other amendments. The amendment also required the Company to prepay the term loans to $2,028.8 million upon consummation of the offering of the $850.0 million aggregate principal amount of 4.750% senior notes due December 15, 2024 (“Senior Notes due 2024”), which obligation was satisfied in full with a prepayment of $833.0 million, representing the net proceeds from the offering of the Senior Notes due 2024.

At December 31, 2019, the credit agreement, as amended, provided for a $2,028.8 million term loan, subject to certain principal repayments, and a $750.0 million revolving credit facility.

Total availability under the 2017 Credit Facility at December 31, 2019 was $750.0 million.

The loans under the credit agreement are scheduled to mature on December 31, 2022. The 2017 Term Loan provides for aggregate principal payments of 1.25% of the $2,028.8 million term loan amount, payable in equal quarterly installments beginning on March 31, 2020. The credit agreement is unsecured.

The credit agreement contains the usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s ability and in certain instances, its subsidiaries’ ability to consolidate or merge; substantially change the nature of its business; sell, lease, or otherwise transfer any substantial part of its assets; create or incur indebtedness; create liens; and make acquisitions. The negative covenants are subject to certain exceptions as specified in the credit agreement. The credit agreement also requires the Company to satisfy certain financial covenants, including a maximum total leverage ratio and a minimum ratio of consolidated operating EBITDA to consolidated interest expense, each as determined in accordance with the credit agreement. The credit agreement also includes customary events of default.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

BrandLoyalty Credit Agreement

BrandLoyalty and certain of its subsidiaries, as borrower and guarantors, are parties to a credit agreement that provides for an A-1 term loan facility of €90.0 million and an A-2 term loan facility of €100.0 million, subject to certain principal repayments, a committed revolving line of credit of €37.5 million and an uncommitted revolving line of credit of €37.5 million, all of which mature in June 2020.

In September 2019, the Company repaid the €115.0 million in term loans outstanding under the BrandLoyalty credit agreement, originally scheduled to mature in June 2020, and repaid the €32.5 million amount outstanding under the revolving line of credit.

Senior Notes

In July 2019, with the proceeds from the Epsilon transaction, the Company extinguished all of its senior notes, which had an outstanding balance of $1.9 billion. The Company incurred a loss from the extinguishment of debt of approximately $71.9 million, resulting from the redemption price of each of the notes of $49.9 million and the write-off of deferred issuance costs of $22.0 million. The senior notes extinguished were as follows:

●	$500.0 million aggregate principal amount of 5.875% senior notes due November 1, 2021
●	$600.0 million aggregate principal amount of 5.375% senior notes due August 1, 2022
●	€400.0 million aggregate principal amount of 4.500% senior notes due March 15, 2022
●	€300.0 million aggregate principal amount of 5.2500% senior notes due November 15, 2023

In December 2019, the Company issued and sold $850.0 million aggregate principal amount of 4.750% senior notes due December 15, 2024. The Senior Notes due 2024 accrue interest on the principal amount at the rate of 4.750% per annum from December 20, 2019, payable semi-annually in arrears, on June 15 and December 15 of each year, beginning on June 15, 2020. The Senior Notes due 2024 will mature on December 15, 2024, subject to earlier repurchase or redemption.

The Senior Notes due 2024 are governed by an indenture that includes usual and customary negative covenants and events of default. The Senior Notes due 2024 are guaranteed on a senior unsecured basis by each of the Company’s existing and future domestic restricted subsidiaries that incurs or in any other manner becomes liable for any debt under the Company’s domestic credit facilities, including the credit agreement.

Deposits

Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of at least $100,000 and $1,000, respectively, in various maturities ranging between January 2020 and December 2024 and with effective annual interest rates ranging from 1.33% to 4.00%, with a weighted average interest rate of 2.66%, at December 31, 2019. At December 31, 2018, interest rates ranged from 1.25% to 4.00%, with a weighted average interest rate of 2.44%. Interest is paid monthly and at maturity.

Comenity Bank and Comenity Capital Bank offer non-maturity deposit programs through contractual arrangements with various financial counterparties. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date. As of December 31, 2019, Comenity Bank and Comenity Capital Bank had $3.6 billion in money market deposits outstanding with annual interest rates ranging from 1.84% to 3.50%, with a weighted average interest rate of 2.05%. As of December 31, 2018, Comenity Bank and Comenity Capital Bank had $3.4 billion in money market deposits outstanding with annual interest rates ranging from 1.90% to 2.71%, with a weighted average interest rate of 2.59%.

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

Asset-Backed Term Notes

For the year ended December 31, 2019, the following asset-backed term notes were issued by Master Trust I:

●	In February 2019, the Company issued $562.5 million of Series 2019-A asset-backed term notes, which mature in February 2022. The offering consisted of $500.0 million of Class A notes with a fixed interest rate of 3.14% per year, $37.2 million of Class M Notes with a fixed interest rate of 3.61% per year and $25.3 million of notes that were retained by the Company and eliminated from the Company’s consolidated balance sheets.
●	In June 2019, the Company issued $399.2 million of Series 2019-B asset-backed term notes, which mature in June 2022. The offering consisted of $350.0 million of Class A notes with a fixed interest rate of 2.49% per year, $31.2 million of Class M notes with a fixed interest rate of 3.04% per year and $18.0 million of notes which were retained by the Company and eliminated from the Company’s consolidated balance sheets.
●	In September 2019, the Company issued $684.2 million of Series 2019-C asset-backed term notes, which mature in September 2022. The offering consisted of $600.0 million of Class A notes with a fixed interest rate of 2.21% per year, $53.4 million of Class M notes with a fixed interest rate of 2.71% per year and $30.8 million of notes which were retained by the Company and eliminated from the Company’s consolidated balance sheets.

For the year ended December 31, 2019, the following asset-backed term notes from Master Trust I matured and were repaid:

●	In March 2019, $550.0 million of Series 2012-A asset-backed term notes, $137.5 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.
●	In June 2019, $466.7 million of Series 2012-D asset-backed term notes, $77.0 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.
●	In August 2019, $444.7 million of Series 2017-B asset-backed term notes, $44.7 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.
●	In October 2019, $460.5 million of Series 2016-C asset-backed term notes, $88.7 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2019, the conduits have varying maturities from September 2020 to April 2021 with variable interest rates ranging from 2.79% to 2.96%. Total capacity under the conduit facilities was $4.7 billion, of which $2.4 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets.

Maturities

The future principal payments for the Company’s debt as of December 31, 2019 are as follows:

			Non-Recourse
			Borrowings of
	Long-Term		Consolidated
	and		Securitization
Year	Other Debt	Deposits	Entities
	(in millions)
2020	$101.4	$6,944.8	$3,032.2
2021	101.4	2,193.9	2,692.1
2022	1,826.0	1,574.0	1,571.7
2023	—	935.0	—
2024	850.0	527.3	—
Thereafter	—	—	—
Total maturities	2,878.8	12,175.0	7,296.0
Unamortized debt issuance costs	(28.9)	(23.3)	(12.0)
	$2,849.9	$12,151.7	$7,284.0

17. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At December 31, 2019, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of December 31, 2019, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is 7 months.

The following tables present the fair values of the derivative instruments included within the Company’s consolidated balance sheets as of December 31, 2019 and 2018:

	December 31, 2019
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(in millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$5.5	$0.2	Other current assets	January 2020 to February 2020
Foreign currency exchange hedges	$7.8	$0.3	Other current liabilities	February 2020 to July 2020

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

Derivatives Designated as Hedging Instruments

For the year ended December 31, 2019, gains of $0.1 million, net of tax, were recognized in other comprehensive income related to foreign currency exchange hedges designated as effective, losses of $0.1 million, net of tax, were reclassified from accumulated other comprehensive income into net income (cost of operations), and a de minimis amount of ineffectiveness was recorded. Changes in the fair value of these hedges, excluding any ineffective portion are recorded in other comprehensive income until the hedged transactions affect net income. The ineffective portion of these cash flow hedges impacts net income when the ineffectiveness occurs. At December 31, 2019, $0.1 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

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

Derivatives Not Designated as Hedging Instruments

For the years ended December 31, 2019, 2018 and 2017, the Company recognized losses of $1.4 million, gains of $10.6 million, and gains of $12.5 million, respectively, related to foreign currency exchange forward contracts not designated as hedging instruments in general and administrative expense in the Company’s consolidated statements of income.

As of December 31, 2019, the Company did not hold any derivatives not designated as hedging instruments.

Net Investment Hedges

The Company previously designated its Euro-denominated 5.250% senior notes due 2023 (€300.0 million) and €340.0 million of its Euro-denominated 4.500% senior notes due 2022 (€400.0 million) as a net investment hedge of its investment in BrandLoyalty on an after-tax basis. The net investment hedge was intended to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar.

On July 1, 2019, the Company dedesignated its net investment hedge, and the Euro-denominated senior notes were repaid in July 2019. The $7.5 million unamortized amount of the net investment hedge will remain in accumulated other comprehensive loss until the Company’s investment in BrandLoyalty is disposed of or substantially liquidated.

For the years ended December 31, 2019, 2018 and 2017, the Company recorded unrealized gains of $4.9 million, unrealized gains of $29.6 million, and unrealized losses of $46.1 million, net of tax, respectively, in other comprehensive income and no ineffectiveness was recorded on the net investment hedges.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

18. COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company’s benefit that expire at various dates. These letters of credit and other assurances totaled $141.7 million at December 31, 2019, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of the AIR MILES reward miles issued by those sponsors.

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

The actual capital ratios and minimum ratios as of December 31, 2019 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	12.9%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	14.6	4.5	6.5
Tier 1 capital to risk-weighted assets	14.6	6.0	8.0
Total capital to risk-weighted assets	15.9	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	11.9%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	14.4	4.5	6.5
Tier 1 capital to risk-weighted assets	14.4	6.0	8.0
Total capital to risk-weighted assets	15.7	8.0	10.0

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

Holders of credit cards issued by the Company have available lines of credit, which vary by cardholder. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. At December 31, 2019, the Company had 61.0 million total accounts, including both active and inactive, having unused lines of credit averaging $2,307 per account.

Indemnification

On July 1, 2019, the Company completed the sale of its Epsilon segment to Publicis Groupe S.A. (“Publicis”). Under the terms of the agreement governing that transaction, the Company agreed to indemnify Publicis and its affiliates from and against any losses arising out of or related to a Department of Justice (“DOJ”) investigation. The DOJ investigation relates to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon has actively cooperated with the DOJ in connection with its ongoing investigation. The Company records a loss contingency when a loss is probable and an amount can be reasonably estimated. For the year ended December 31, 2019, the Company recorded a loss contingency of $32.9 million, net of tax, which was included in loss from discontinued operations. As these estimates are initially developed substantially earlier than when the ultimate loss is known, no assurance can be given that the investigation will be resolved on these, or other, terms. Therefore, this loss contingency may be refined each period as additional information becomes available. For the year ended December 31, 2019, the Company incurred $3.2 million in legal fees associated with this matter, which was included in cost of operations in the Company’s consolidated statements of income.

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

19. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

During the years ended December 31, 2019, 2018 and 2017, the Company repurchased approximately 6.3 million, 2.2 million and 2.3 million shares of its common stock, respectively, for an aggregate amount of $976.1 million, $443.2 million and $553.7 million, respectively.

2017 Authorization

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

2018 Authorization

On July 26, 2018, the Company’s Board of Directors authorized a new stock repurchase program to acquire up to $500.0 million of the Company’s outstanding common stock from August 1, 2018 through July 31, 2019.

For the year ended December 31, 2018, the Company acquired approximately 0.8 million shares of its common stock for $166.0 million under its previous stock repurchase program and acquired approximately 1.4 million shares of its common stock for $277.2 million under its current stock repurchase program.

For the six months ended June 30, 2019, the Company acquired a total of 1.3 million shares of its common stock for $222.8 million under its stock repurchase program. As of June 30, 2019, the Company did not have any amounts remaining under its authorized stock repurchase program.

2019 Authorization

In July 2019, the Company’s Board of Directors authorized a new stock repurchase program to acquire up to $1.1 billion of its outstanding common stock from July 5, 2019 through June 30, 2020.

On July 19, 2019, the Company commenced a “modified Dutch Auction” tender offer to acquire up to $750.0 million in aggregate purchase price of its issued and outstanding common stock at a price not greater than $162.00 nor less than $144.00 per share, to the seller in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions described in the Offer to Purchase dated July 19, 2019 and in the related Letter of Transmittal. The tender offer expired on August 15, 2019, and the Company repurchased 5,050,505 shares of its issued and outstanding common stock at a price of $148.50 per share, for an aggregate cost of approximately $750.0 million. Additionally, the Company incurred approximately $3.3 million of direct costs related to the repurchase, including $2.2 million in commissions, which have been recorded to treasury stock in the Company’s consolidated balance sheets.

As of December 31, 2019, the Company had $347.8 million remaining under its authorized stock repurchase program.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2019, 2018 and 2017, is as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Cost of operations	$16.5	$23.3	$18.8
General and administrative	8.6	21.1	22.5
Total	$25.1	$44.4	$41.3

Effective April 12, 2019, the Company entered into a definitive agreement to sell its Epsilon segment to Publicis Groupe S.A. for $4.4 billion in cash, subject to certain specified adjustments. The agreement provided for certain unvested restricted stock units held by Epsilon employees to be modified, with original vesting conditions to be accelerated upon consummation of the sale of Epsilon. Additionally, the agreement provided for certain other awards held by Epsilon employees to be forfeited upon consummation of the sale of Epsilon, which occurred July 1, 2019. As a result, in April 2019 the Company recorded $19.4 million of incremental stock-based compensation expense in discontinued operations related to the modifications, net of forfeitures. Stock-based compensation expense included in

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

loss from discontinued operations totaled $29.7 million, $36.4 million and $33.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The income tax benefits related to stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 were $3.6 million, $7.3 million and $5.4 million, respectively.

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. In connection with the Company’s adoption of ASU 2016-09, the Company elected to continue to estimate forfeitures at each grant date, with forfeiture estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience, with a forfeiture rate of 5% for the years ended December 31, 2019, 2018 and 2017.

As of December 31, 2019, there was approximately $29.4 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.3 years.

Restricted Stock Unit Awards

During 2019, the Company awarded service-based, performance-based and market-based restricted stock units. In accordance with ASC 718, the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

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

For the market-based award granted in 2019, the fair value of the restricted stock units was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation (0.55), expected volatility (29.2%) and risk-free rate (2.5%) over two-year time horizons matching the performance period. Upon determination of the market condition, the restrictions will lapse with respect to the entire award on February 15, 2021, provided that the participant is employed by the Company on such vesting date.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes restricted stock unit activity under the Company’s equity compensation plans:

					Weighted
	Market-	Performance-	Service-		Average
	Based (1)	Based (1)	Based	Total	Fair Value
Balance at January 1, 2017	—	444,319	332,378	776,697	$216.89
Shares granted	28,172	282,311	126,051	436,534	229.37
Shares vested	—	(188,929)	(96,723)	(285,652)	248.70
Shares forfeited	—	(87,122)	(32,647)	(119,769)	211.69
Balance at December 31, 2017	28,172	450,579	329,059	807,810	$207.45
Shares granted	28,057	263,542	138,160	429,759	233.98
Shares vested	—	(188,680)	(130,823)	(319,503)	224.62
Shares forfeited	—	(102,199)	(18,955)	(121,154)	227.66
Balance at December 31, 2018	56,229	423,242	317,441	796,912	$218.81
Shares granted	37,878	420,239	246,118	704,235	161.05
Shares vested	—	(262,773)	(178,730)	(441,503)	218.45
Shares forfeited	(69,819)	(350,436)	(126,257)	(546,512)	188.40
Balance at December 31, 2019	24,288	230,272	258,572	513,132	$172.06
Outstanding and Expected to Vest				271,685	$200.63
(1)	Shares granted reflects a 100% target attainment of the respective market-based or performance-based metric. Shares forfeited include those restricted stock units forfeited as a result of the Company not meeting the respective market-based or performance-based metric conditions.

The total fair value of restricted stock units vested was $96.4 million, $71.8 million and $71.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The aggregate intrinsic value of restricted stock units outstanding and expected to vest was $30.5 million at December 31, 2019. The weighted-average remaining contractual life for unvested restricted stock units was 1.3 years at December 31, 2019.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Options typically vest ratably over three years and expire ten years after the date of grant. There were no stock options outstanding as of December 31, 2019.

The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Balance at January 1, 2017	18,866	$37.60	18,864	$37.60
Options granted	—	—
Options exercised	(7,004)	60.85
Options forfeited	(3)	35.56
Balance at December 31, 2017	11,859	$23.87	11,859	$23.87
Options granted	—	—
Options exercised	(886)	12.70
Options forfeited	(119)	2.74
Balance at December 31, 2018	10,854	$25.01	10,854	$25.01
Options granted	—	—
Options exercised	(10,854)	25.01
Options forfeited	—	—
Balance at December 31, 2019	—	$—	—	$—

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Based on the market value on their respective exercise dates, the total intrinsic value of stock options exercised was approximately $1.3 million, $0.2 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company received $0.3 million of cash proceeds from stock options exercised during the year ended December 31, 2019.

Dividends

During the year ended December 31, 2019, the Company declared quarterly cash dividends of $0.63 per share, for a total of $127.1 million. The Company paid cash dividends and dividend equivalents aggregating $127.4 million for the year ended December 31, 2019, and $1.2 million of dividend equivalents were accrued but not yet paid at December 31, 2019.

During the year ended December 31, 2018, the Company declared quarterly cash dividends of $0.57 per share, for a total of $125.9 million. The Company paid cash dividends and dividend equivalents aggregating $125.2 million for the year ended December 31, 2018, and $0.7 million of dividend equivalents were accrued but not yet paid at December 31, 2018.

During the year ended December 31, 2017, the Company declared quarterly cash dividends of $0.52 per share, for a total of $116.4 million. The Company paid cash dividends and dividend equivalents aggregating $115.5 million for the year ended December 31, 2017, and $0.9 million of dividend equivalents were accrued but not yet paid at December 31, 2017.

On January 30, 2020 the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on the Company’s common stock, payable on March 19, 2020 to stockholders of record at the close of business on February 14, 2020.

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

On April 25, 2019, the Company entered into an exchange agreement with ValueAct Holdings, L.P. (“ValueAct”) pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of the Company’s common stock for an aggregate of 150,000 shares of preferred stock. The issuance to ValueAct of the shares of preferred stock was, and the

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

issuance of the shares of common stock issuable upon conversion of the preferred stock was, made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

In October 2019, ValueAct exchanged all 150,000 shares of preferred stock back to common stock. At December 31, 2019, the Company did not have any shares of preferred stock outstanding.

20. EMPLOYEE BENEFIT PLANS

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

During the year ended December 31, 2019, the Company issued 107,167 shares of common stock under the 2015 ESPP at a weighted-average issue price of $113.17. Since its adoption on July 1, 2015, 448,682 shares of common stock have been issued, with 992,645 shares available for issuance under the 2015 ESPP.

2015 Omnibus Incentive Plan

The 2015 Omnibus Incentive Plan authorizes the compensation committee to grant cash-based and other equity-based or equity-related awards, including deferred stock units. The maximum cash amount that may be awarded to any single participant in any one calendar year may not exceed $7.5 million. See Note 19, “Stockholders’ Equity,” for more information about the 2015 Plan.

401(k) Retirement Savings Plan

The Alliance Data Systems 401(k) and Retirement Savings Plan is a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company amended its 401(k) and Retirement Savings Plan effective January 1, 2019. The 401(k) and Retirement Savings Plan is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible employees can participate in the 401(k) and Retirement Savings Plan immediately upon joining the Company and after 180 days of employment begin receiving company matching contributions. In addition, “seasonal” or “on-call” employees must complete a year of eligibility service before they may participate in the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan permits eligible employees to make Roth elective deferrals, which are included in the employee’s taxable income at the time of contribution, but not when distributed. Regular, or Non-Roth, elective deferrals made by employees, together with contributions by the Company to the 401(k) and Retirement Savings Plan, and income earned on these contributions, are not taxable to employees until withdrawn from the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan covers U.S. employees, who are at least 18 years old, of ADS Alliance Data Systems, Inc., one of the

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Company’s wholly-owned subsidiaries, and any other subsidiary or affiliated organization that adopts this 401(k) and Retirement Savings Plan. Employees of the Company, and all of its U.S. subsidiaries, are currently covered under the 401(k) and Retirement Savings Plan.

The Company matches an employee’s contribution dollar-for-dollar up to five percent of the employee’s eligible compensation. All company matching contributions are immediately vested. Company matching contributions for the years ended December 31, 2019, 2018 and 2017 were $35.3 million, $44.8 million and $41.6 million, respectively.

The participants in the plan can direct their contributions and the Company’s matching contribution to numerous investment options, including the Company’s common stock. On July 20, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with its 401(k) and Retirement Savings Plan pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2019, 462,101 of such shares remain available for issuance.

Group Retirement Savings Plan and Deferred Profit Sharing Plan (LoyaltyOne)

The Company provides for its Canadian employees the Group Retirement Savings Plan of the Loyalty Group (“GRSP”), which is a group retirement savings plan registered with the Canada Revenue Agency. Contributions made by Canadian employees on their behalf or on behalf of their spouse to the GRSP, and income earned on these contributions, are not taxable to employees until withdrawn from the GRSP. Employee contributions eligible for company match may not exceed the overall maximum allowed by the Income Tax Act (Canada); the maximum tax-deductible GRSP contribution is set by the Canada Revenue Agency each year. The Deferred Profit Sharing Plan (“DPSP”) is a legal trust registered with the Canada Revenue Agency. Eligible full-time employees can participate in the GRSP after three months of employment and eligible part-time employees after six months of employment. Employees become eligible to receive company matching contributions into the DPSP on the first day of the calendar quarter following twelve months of employment. Based on the eligibility guidelines, the Company matches an employee’s contribution dollar-for-dollar up to five percent of the employee’s eligible compensation. Contributions made to the DPSP reduce an employee’s maximum contribution amounts to the GRSP under the Income Tax Act (Canada) for the following year. All company matching contributions into the DPSP vest after receipt of one continuous year of DPSP contributions. LoyaltyOne matching and discretionary contributions were $1.8 million, $1.7 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As of December 31, 2019 and 2018, the Company’s outstanding liability related to these plans and included in accrued expenses in the Company’s consolidated balance sheets was $33.3 million and $63.2 million, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

					Accumulated
	Net Unrealized	Net Unrealized	Net Unrealized	Foreign Currency	Other
	Gains (Losses) on	Gains (Losses) on	Gains (Losses) on	Translation	Comprehensive
	Securities	Cash Flow Hedges	Net Investment Hedge	Adjustments (1)	Loss
	(in millions)
Balance as of January 1, 2017	$(1.6)	$0.4	$4.1	$(153.6)	$(150.7)
Changes in other comprehensive income (loss)	(7.1)	(0.5)	(46.1)	64.2	10.5
Balance at December 31, 2017	$(8.7)	$(0.1)	$(42.0)	$(89.4)	$(140.2)
Changes in other comprehensive income (loss)	(2.0)	(0.1)	29.6	(25.4)	2.1
Balance at December 31, 2018	$(10.7)	$(0.2)	$(12.4)	$(114.8)	$(138.1)
Changes in other comprehensive income (loss)	13.2	0.1	4.9	(6.8)	11.4
Recognition resulting from the sale of Epsilon's foreign subsidiaries	—	—	—	26.8	26.8
Balance at December 31, 2019	$2.5	$(0.1)	$(7.5)	$(94.8)	$(99.9)
(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

In accordance with ASC 830, “Foreign Currency Matters,” upon the sale of Epsilon on July 1, 2019, $26.8 million of accumulated foreign currency translation adjustments attributable to Epsilon’s foreign subsidiaries sold were reclassified from accumulated other comprehensive loss and included in the calculation of the gain/loss on sale of Epsilon segment. Additionally, as of January 1, 2018, a cumulative-effect adjustment of $1.5 million, net of tax, was reclassified from accumulated other comprehensive loss to retained earnings related to the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” For more information, see Note 2, “Summary of Significant Accounting Policies.” Other reclassifications from accumulated other comprehensive loss into net income for each of the periods presented were not material.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

22. INCOME TAXES

The components of income from continuing operations before income taxes and income tax expense are as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Components of income from continuing operations before income taxes:
Domestic	$591.9	$1,052.7	$883.8
Foreign	146.5	162.3	178.7
Total	$738.4	$1,215.0	$1,062.5
Components of income tax expense:
Current
Federal	$126.0	$152.2	$295.0
State	35.8	58.0	17.5
Foreign	11.5	52.8	56.7
Total current	173.3	263.0	369.2
Deferred
Federal	(11.8)	48.0	(65.3)
State	6.7	14.7	6.2
Foreign	(2.4)	(56.2)	(16.8)
Total deferred	(7.5)	6.5	(75.9)
Total provision for income taxes	$165.8	$269.5	$293.3

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate for all periods to income from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Expected expense at statutory rate	$155.1	$255.1	$371.9
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	33.6	57.4	14.5
Foreign rate differential	(2.3)	11.6	(26.0)
Foreign restructuring	—	(48.0)	—
Impact of 2017 Tax Reform	(30.2)	(29.7)	(64.9)
Global intangible low-taxed income	8.7	15.5	—
Non-deductible expenses (non-taxable income)	9.1	3.7	(4.6)
Other	(8.2)	3.9	2.4
Total	$165.8	$269.5	$293.3

H.R. 1, originally known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Reform”) was enacted on December 22, 2017. The 2017 Tax Reform permanently reduced the corporate tax rate to 21% from 35%, effective January 1, 2018 and implemented a change from a system of worldwide taxation with deferral to a hybrid territorial system. This system taxes excess foreign profits above a deemed routine return through the Global Intangible Low-Taxed Income (“GILTI”) regime. The Company recognizes tax on GILTI as an expense in the period incurred. For the year ended December 31, 2019, the Company recorded an income tax benefit of approximately $30.2 million related to a decrease in unrecognized tax benefits as a result of a tax accounting method change required by the 2017 Tax Reform.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred tax assets and liabilities consist of the following:

	December 31,
	2019	2018
	(in millions)
Deferred tax assets
Deferred revenue	$9.5	$10.6
Allowance for doubtful accounts	267.6	267.0
Net operating loss carryforwards and other carryforwards	69.0	57.8
Stock-based compensation and other employee benefits	13.7	24.4
Lease liabilities	74.4	—
Accrued expenses and other	40.3	66.2
Intangible assets	23.2	—
Total deferred tax assets	497.7	426.0
Valuation allowance	(64.0)	(36.3)
Deferred tax assets, net of valuation allowance	433.7	389.7
Deferred tax liabilities
Deferred income	$365.6	$409.8
Depreciation	41.8	79.0
Right of use assets	61.1	—
Intangible assets	—	113.4
Total deferred tax liabilities	468.5	602.2

Net deferred tax liability	$(34.8)	$(212.5)

Amounts recognized in the consolidated balance sheets:
Non-current assets	$45.2	$44.0
Non-current liabilities	(80.0)	(256.5)
Total – Net deferred tax liability	$(34.8)	$(212.5)

At December 31, 2019, included in the Company’s U.S. tax returns are approximately $20.1 million of U.S. federal net operating loss carryovers (“NOLs”) and approximately $33.8 million of foreign tax credits. With the exception of NOLs generated after December 31, 2017, these attributes expire at various times through the year 2037. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of a portion of such NOLs is subject to an annual limitation. The Company does not believe it is more likely than not that all of its NOLs will be utilized and has therefore, in accordance with ASC 740-10-30, “Income Taxes-Overall-Initial Measurement,” established a valuation allowance against a portion of the NOLs. At December 31, 2019, the Company has state income tax NOLs of approximately $175.4 million and state credits of approximately $5.9 million available to offset future state taxable income. The state NOLs and credits will expire at various times through the year 2038. The Company believes a majority of these NOLs will expire before utilization and has therefore established a valuation allowance against those NOLs expected to expire unutilized. The Company has $216.3 million of foreign NOLs and $5.6 million of foreign capital losses at December 31, 2019. The foreign NOLs and capital losses have an unlimited carryforward period. The Company does not believe it is more likely than not that the NOLs or capital losses will be utilized and has therefore, in accordance with ASC 740-10-30, “Income Taxes—Overall—Initial Measurement,” established a full valuation allowance against them. The Company’s valuation allowance increased $27.7 million during the year ended December 31, 2019, due primarily to an increase in the amount of state and foreign NOLs that the Company does not believe will be utilized. The Company’s valuation allowance decreased $40.1 million during the year ended December 31, 2018 and increased $31.7 million during the year ended December 31, 2017.

Should certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of carryovers and credits that can be utilized. The impact of such a limitation would likely not be significant.

At December 31, 2019, the Company did not have any excess financial reporting basis over tax basis from a U.S. federal tax perspective primarily as a result of the GILTI regime pursuant to the 2017 Tax Reform. The Company may

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

have, in certain state or foreign jurisdictions, amounts of financial reporting basis that exceeds tax basis as of December 31, 2019. However, these amounts are immaterial and no additional state or foreign tax liability has been recorded. Finally, despite the immaterial nature, the Company intends to permanently reinvest any previously undistributed earnings of our foreign subsidiaries in the operations outside the United States to support its international growth.

The net tax impact of the change in the carrying value of the Euro-denominated Senior Notes due 2022 and 2023 due to foreign exchange fluctuations that was recorded directly to other comprehensive income was an expense of $1.6 million, an expense of $9.5 million and a benefit of $26.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. These notes were repaid in July 2019.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2017	$192.0
Increases related to prior years’ tax positions	9.3
Decreases related to prior years’ tax positions	(15.7)
Increases related to current year tax positions	33.0
Settlements during the period	(6.7)
Lapses of applicable statutes of limitation	(3.6)
Balance at December 31, 2017	$208.3
Increases related to prior years’ tax positions	41.3
Decreases related to prior years’ tax positions	(9.6)
Increases related to current year tax positions	61.5
Settlements during the period	(1.0)
Lapses of applicable statutes of limitation	(4.2)
Balance at December 31, 2018	$296.3
Increases related to prior years’ tax positions	2.7
Decreases related to prior years’ tax positions	(76.6)
Increases related to current year tax positions	58.3
Settlements during the period	(0.6)
Lapses of applicable statutes of limitation	(5.8)
Balance at December 31, 2019	$274.3

Included in the balance at December 31, 2019 are tax positions reclassified from deferred income taxes. Deductibility or taxability is highly certain for these tax positions but there is uncertainty about the timing of such deductibility or taxability. Because of the impact of deferred tax accounting, other than interest and penalties, this timing uncertainty, if realized, would not have a material effect on the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $67.0 million, $66.7 million and $41.6 million at December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company recorded approximately an $0.8 million benefit, a $24.5 million expense and a $5.7 million expense, respectively, for potential interest and penalties with respect to unrecognized tax benefits.

At December 31, 2019, 2018 and 2017, the Company had unrecognized tax benefits of approximately $255.1 million, $247.7 million and $170.0 million, respectively, that, if recognized, would impact the effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

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

23. FINANCIAL INSTRUMENTS

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

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in millions)
Financial assets
Credit card and loan receivables, net	$18,292.0	$19,126.0	$16,816.7	$17,472.7
Credit card receivables held for sale	408.0	436.2	1,951.6	1,995.5
Redemption settlement assets, restricted	600.8	600.8	558.6	558.6
Other investments	259.8	259.8	291.3	291.3
Derivative instruments	0.2	0.2	3.8	3.8
Financial liabilities
Derivative instruments	0.3	0.3	0.3	0.3
Deposits	12,151.7	12,303.6	11,793.7	11,768.7
Non-recourse borrowings of consolidated securitization entities	7,284.0	7,333.6	7,651.7	7,626.9
Long-term and other debt	2,849.9	2,878.8	5,725.4	5,755.3

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

Credit card receivables held for sale — The Company utilizes a discounted cash flow model using unobservable inputs, including forecasted yields and net charge-off estimates to estimate the fair value measurement of the credit card portfolios held for sale, as well as market data as applicable.

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019 and 2018:

		Fair Value Measurements at
		December 31, 2019 Using
	Balance at
	December 31,
	2019	Level 1	Level 2	Level 3
	(in millions)
Mutual funds (1)	$25.1	$25.1	$—	$—
Corporate bonds (1)	536.4	—	536.4	—
Marketable securities (2)	259.8	26.2	233.6	—
Derivative instruments (3)	0.2	—	0.2	—
Total assets measured at fair value	$821.5	$51.3	$770.2	$—

Derivative instruments (3)	$0.3	$—	$0.3	$—
Total liabilities measured at fair value	$0.3	$—	$0.3	$—

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

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2019 and 2018.

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of December 31, 2019 and 2018:

	Fair Value Measurements at
	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Credit card and loan receivables, net	$19,126.0	$—	$—	$19,126.0
Credit card receivables held for sale	436.2	—	—	436.2
Total	$19,562.2	$—	$—	$19,562.2

Financial liabilities:
Deposits	$12,303.6	$—	$12,303.6	$—
Non-recourse borrowings of consolidated securitization entities	7,333.6	—	7,333.6	—
Long-term and other debt	2,878.8	—	2,878.8	—
Total	$22,516.0	$—	$22,516.0	$—

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

24. PARENT-ONLY FINANCIAL STATEMENTS

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

Balance Sheets

	December 31,
	2019	2018
	(in millions)
Assets:
Cash and cash equivalents	$0.2	$0.1
Investment in subsidiaries	5,326.2	8,606.0
Other assets	3.4	20.1
Total assets	$5,329.8	$8,626.2
Liabilities:
Current portion of long-term and other debt	$101.4	$114.4
Long-term and other debt	2,748.5	5,427.7
Intercompany liabilities	806.7	395.9
Other liabilities	84.9	356.1
Total liabilities	3,741.5	6,294.1
Stockholders’ equity	1,588.3	2,332.1
Total liabilities and stockholders’ equity	$5,329.8	$8,626.2

See Note 16, “Debt,” for more information regarding the Company’s long-term and other debt.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statements of Income

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Interest from loans to subsidiaries	$19.2	$17.9	$13.8
Dividends from subsidiaries	922.6	810.1	360.6
Total revenue	941.8	828.0	374.4
Loss on extinguishment of debt	71.9	—	—
Interest expense, net	130.0	281.2	278.9
Other expenses, net	(0.7)	(0.4)	12.9
Total expenses	201.2	280.8	291.8
Income before income taxes and equity in undistributed net income of subsidiaries	740.6	547.2	82.6
Benefit for income taxes	42.1	7.0	322.7
Income before equity in undistributed net (loss) income of subsidiaries	782.7	554.2	405.3
Equity in undistributed net (loss) income of subsidiaries (1)	(504.7)	408.9	383.4
Net income	$278.0	$963.1	$788.7
(1)	Includes $252.1 million after-tax loss on sale of Epsilon.

Statements of Comprehensive Income

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net income	$278.0	$963.1	$788.7
Other comprehensive income (loss), net of tax	4.9	29.6	(46.1)
Total comprehensive income, net of tax	$282.9	$992.7	$742.6

Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net cash (used in) provided by operating activities	$(1,029.1)	$82.3	$72.3
Investing activities:
Investment in subsidiaries	(135.0)	—	(164.0)
Proceeds from sale of business	4,118.3	—	—
Dividends received	922.6	810.1	360.6
Net cash provided by investing activities	4,905.9	810.1	196.6
Financing activities:
Borrowings under debt agreements	3,083.0	4,527.0	7,673.6
Repayments of borrowings	(5,778.2)	(4,838.3)	(7,232.4)
Payment of debt extinguishment costs	(46.1)	—	—
Payment of deferred financing costs	(20.7)	(4.6)	(33.7)
Purchase of treasury shares	(976.1)	(443.2)	(553.7)
Dividends paid	(127.4)	(125.2)	(115.5)
Proceeds from issuance of common stock	12.4	17.6	18.4
Other	(23.6)	(25.7)	(25.6)
Net cash used in financing activities	(3,876.7)	(892.4)	(268.9)
Change in cash, cash equivalents and restricted cash	0.1	—	—
Cash, cash equivalents and restricted cash at beginning of year	0.1	0.1	0.1
Cash, cash equivalents and restricted cash at end of year	$0.2	$0.1	$0.1

Non-cash investing activities related to the parent-only statement of cash flows for the year ended December 31, 2019 included a $3.0 billion non-cash dividend in the form of an intercompany return of capital from ADS Alliance Data Systems, Inc. to ADSC.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

25. SEGMENT INFORMATION

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

As discussed in Note 6, “Discontinued Operations,” in the first quarter of 2019 the Company’s Epsilon segment was classified as a discontinued operation and was sold on July 1, 2019. The Company operates in the LoyaltyOne and Card Services reportable segments, which consist of the following:

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

			Corporate/
Year Ended December 31, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$1,033.1	$4,547.8	$0.4	$5,581.3

Income (loss) before income taxes	$103.1	$991.7	$(356.4)	$738.4
Interest expense, net	2.3	439.0	127.7	569.0
Operating income (loss)	105.4	1,430.7	(228.7)	1,307.4
Depreciation and amortization	80.1	89.3	6.7	176.1
Stock compensation expense	7.2	9.3	8.6	25.1
Strategic transaction costs	1.0	—	10.7	11.7
Restructuring and other charges	50.8	29.4	37.9	118.1
Loss on extinguishment of debt	—	—	71.9	71.9
Adjusted EBITDA (1)	244.5	1,558.7	(92.9)	1,710.3
Less: Securitization funding costs	—	213.4	—	213.4
Less: Interest expense on deposits	—	225.6	—	225.6
Adjusted EBITDA, net (1)	$244.5	$1,119.7	$(92.9)	$1,271.3

Capital expenditures	$41.5	$44.2	$0.8	$86.5

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Year Ended December 31, 2018	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$1,068.4	$4,597.6	$0.6	$5,666.6

Income (loss) before income taxes	$153.8	$1,381.6	$(320.4)	$1,215.0
Interest expense, net	5.6	385.9	150.8	542.3
Operating income (loss)	159.4	1,767.5	(169.6)	1,757.3
Depreciation and amortization	84.8	101.1	7.7	193.6
Stock compensation expense	10.0	13.3	21.1	44.4
Adjusted EBITDA (1)	254.2	1,881.9	(140.8)	1,995.3
Less: Securitization funding costs	—	220.2	—	220.2
Less: Interest expense on deposits	—	165.7	—	165.7
Adjusted EBITDA, net (1)	$254.2	$1,496.0	$(140.8)	$1,609.4

Capital expenditures	$34.0	$53.8	$5.5	$93.3

			Corporate/
Year Ended December 31, 2017	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$1,303.5	$4,170.6	$0.6	$5,474.7

Income (loss) before income taxes	$161.6	$1,235.7	$(334.8)	$1,062.5
Interest expense, net	5.4	281.7	168.3	455.4
Operating income (loss)	167.0	1,517.4	(166.5)	1,517.9
Depreciation and amortization	81.7	98.4	7.8	187.9
Stock compensation expense	8.0	10.8	22.5	41.3
Adjusted EBITDA (1)	256.7	1,626.6	(136.2)	1,747.1
Less: Securitization funding costs	—	156.6	—	156.6
Less: Interest expense on deposits	—	125.1	—	125.1
Adjusted EBITDA, net (1)	$256.7	$1,344.9	$(136.2)	$1,465.4

Capital expenditures	$55.2	$54.2	$8.8	$118.2
(1)	Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and amortization of purchased intangibles. In 2019, adjusted EBITDA also excluded costs for professional services associated with strategic initiatives, restructuring and other charges as detailed in Note 14, “Restructuring and Other Charges,” and loss related to the Company’s extinguishment of debt in July 2019.

Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs and interest expense on deposits. Adjusted EBITDA and adjusted EBITDA, net are presented in accordance with ASC 280 as they are the primary performance metrics utilized to assess performance of the segments.

The table below reconciles the reportable segments’ total assets to consolidated total assets:

	LoyaltyOne	Card Services	Corporate/ Other	Discontinued Operations	Total
	(in millions)
Total Assets
December 31, 2019	$2,338.0	$23,931.1	$225.7	$—	$26,494.8
December 31, 2018	$2,200.2	$23,904.2	$125.9	$4,157.4	$30,387.7

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

			Europe,
	United		Middle East
	States	Canada	and Africa	Asia Pacific	Other	Total
	(in millions)
Revenues
Year Ended December 31, 2019	$4,588.3	$352.2	$449.1	$121.7	$70.0	$5,581.3
Year Ended December 31, 2018	$4,621.3	$411.3	$463.2	$122.0	$48.8	$5,666.6
Year Ended December 31, 2017	$4,192.5	$726.6	$411.4	$129.2	$15.0	$5,474.7

Long Lived Assets
December 31, 2019	$1,361.1	$311.1	$696.2	$12.8	$0.9	$2,382.1
December 31, 2018	$4,693.1	$261.0	$698.6	$22.5	$0.8	$5,676.0

As of December 31, 2019, 2018 and 2017, revenues from L Brands and its affiliates represented approximately 10.6%, 10.8% and 12.0%, respectively, of consolidated revenues and are included in the Card Services segment.

26. SUPPLEMENTAL CASH FLOW INFORMATION

The consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the consolidated statements of cash flows:

	December 31,	December 31,	December 31,
	2019	2018	2017
	(in millions)
Cash and cash equivalents	$3,874.4	$3,863.1	$4,190.0
Restricted cash included within other current assets (1)	44.4	60.7	50.4
Restricted cash included within redemption settlement assets, restricted (2)	39.3	43.9	74.3
Total cash, cash equivalents and restricted cash	$3,958.1	$3,967.7	$4,314.7
(1)	Includes cash restricted for principal and interest repayments of non-recourse borrowings of consolidated securitized debt and other restricted cash within other current assets.
(2)	See Note 10, “Redemption Settlement Assets,” for additional information regarding the nature of restrictions on redemption settlement assets.

Non-cash financing activities for the year ended December 31, 2019 included an exchange agreement with ValueAct Holdings, L.P. pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of the Company’s common stock for an aggregate of 150,000 shares of preferred stock, and ValueAct’s subsequent exchange of all 150,000 shares of preferred stock back to common stock. For more information, see Note 19, “Stockholders’ Equity.”

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

27. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 are presented below.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019 (1)	2019	2019	2019
	(in millions, except per share amounts)
Revenues	$1,334.2	$1,348.5	$1,437.6	$1,461.0
Operating expenses	977.3	1,011.2	1,133.4	1,152.0
Operating income	356.9	337.3	304.2	309.0
Interest expense, net	143.9	143.5	140.0	141.6
Income from continuing operations before income taxes	213.0	193.8	164.2	167.4
Provision for income taxes	34.8	51.4	42.6	37.0
Income from continuing operations	178.2	142.4	121.6	130.4
Loss from discontinued operations, net of taxes	(29.1)	(3.4)	(229.2)	(32.9)
Net income (loss)	$149.1	$139.0	$(107.6)	$97.5

Basic income (loss) per share:
Income from continuing operations	$3.36	$2.72	$2.47	$2.73
Loss from discontinued operations	$(0.55)	$(0.07)	$(4.69)	$(0.70)
Net income (loss) per share	$2.81	$2.65	$(2.22)	$2.03

Diluted income (loss) per share:
Income from continuing operations	$3.35	$2.71	$2.41	$2.74
Loss from discontinued operations	$(0.55)	$(0.07)	$(4.54)	$(0.69)
Net income (loss) per share	$2.80	$2.64	$(2.13)	$2.05
(1)	In the first quarter of 2019, Epsilon was presented as a discontinued operation in accordance with ASC 205 in our Quarterly Report on Form 10-Q. Included in our presentation was the allocation of interest expense associated with $1.9 billion in senior notes for the three months ended March 31, 2019 and 2018, respectively. On April 30, 2019, the Company amended its credit agreement, which among other items, provided that upon consummation of the sale of Epsilon, a mandatory payment of $500.0 million of the revolving credit facility was required and all of the Company’s outstanding senior notes were required to be redeemed. The table above includes the allocation of interest expense associated with the $500.0 million mandatory repayment of the revolving credit facility, as well as the related income tax effect, which was not reflected in our historical results in our Quarterly Report on Form 10-Q for the period ended March 31, 2019. The impact was $5.6 million of interest expense and an income tax benefit of $1.7 million.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
	(in millions, except per share amounts)
Revenues	$1,381.7	$1,397.2	$1,423.2	$1,464.5
Operating expenses	1,009.4	1,000.5	943.4	956.0
Operating income	372.3	396.7	479.8	508.5
Interest expense, net	127.2	133.6	136.8	144.7
Income from continuing operations before income taxes	245.1	263.1	343.0	363.8
Provision for income taxes	65.2	39.3	54.3	110.7
Income from continuing operations	179.9	223.8	288.7	253.1
(Loss) income from discontinued operations, net of taxes	(16.0)	(6.0)	7.8	31.8
Net income	$163.9	$217.8	$296.5	$284.9

Basic income (loss) per share:
Income from continuing operations	$3.25	$4.05	$5.27	$4.69
(Loss) income from discontinued operations	$(0.29)	$(0.11)	$0.14	$0.59
Net income per share	$2.96	$3.94	$5.41	$5.28

Diluted income (loss) per share:
Income from continuing operations	$3.23	$4.04	$5.25	$4.67
(Loss) income from discontinued operations	$(0.28)	$(0.11)	$0.14	$0.58
Net income per share	$2.95	$3.93	$5.39	$5.25

28. SUBSEQUENT EVENTS

In January 2020, the Company entered into a securities purchase agreement and effectuated the sale of Precima, a provider of retail strategy and customer data applications and analytics, for total consideration of approximately $40.0 million, of which $10.0 million is contingent upon the occurrence of specified events and performance of the business. Precima was included in the Company’s LoyaltyOne segment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ CHARLES L. HORN
Charles L. Horn
Executive Vice President and Senior Advisor

DATE: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RALPH J. ANDRETTA	President, Chief Executive	February 28, 2020
Ralph J. Andretta	Officer and Director

/S/ TIMOTHY P. KING	Executive Vice President and	February 28, 2020
Timothy P. King	Chief Financial Officer

/S/ LAURA SANTILLAN	Senior Vice President and	February 28, 2020
Laura Santillan	Chief Accounting Officer

/S/ BRUCE K. ANDERSON	Director	February 28, 2020
Bruce K. Anderson

/S/ ROGER H. BALLOU	Director	February 28, 2020
Roger H. Ballou

/S/ KENNETH R. JENSEN	Director	February 28, 2020
Kenneth R. Jensen

/S/ ROBERT A. MINICUCCI	Chairman of the Board, Director	February 28, 2020
Robert A. Minicucci

/S/ TIMOTHY J. THERIAULT	Director	February 28, 2020
Timothy J. Theriault

/S/ LAURIE A. TUCKER	Director	February 28, 2020
Laurie A. Tucker

/S/ SHAREN J. TURNEY	Director	February 28, 2020
Sharen J. Turney

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to	Write-Offs	Balance at
	Beginning of	Costs and	Other	Net of	End of
Description	Year	Expenses	Accounts	Recoveries (1)	Year
	(in millions)
Allowance for Doubtful Accounts—Accounts receivable:
Year Ended December 31, 2019	$0.4	$3.5	$—	$(0.5)	$3.4
Year Ended December 31, 2018	$0.1	$0.4	$—	$(0.1)	$0.4
Year Ended December 31, 2017	$0.3	$0.1	$(0.1)	$(0.2)	$0.1

(1)	Accounts written off during the year, net of recoveries and foreign exchange impact.

S-II