Form 10-Q
period 2020-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2020-05-06
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 23, 2020, 47,627,962 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$4,456.8	$3,874.4
Accounts receivable, net, less allowance for doubtful accounts ($3.4 at each of March 31, 2020 and December 31, 2019, respectively)	359.4	451.1
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	12,033.4	13,504.2
Other credit card and loan receivables	5,698.5	5,958.9
Total credit card and loan receivables	17,731.9	19,463.1
Allowance for loan loss	(2,150.8)	(1,171.1)
Credit card and loan receivables, net	15,581.1	18,292.0
Credit card receivables held for sale	88.8	408.0
Inventories, net	189.1	218.0
Other current assets	461.1	268.4
Redemption settlement assets, restricted	568.0	600.8
Total current assets	21,704.3	24,112.7
Property and equipment, net	263.0	282.3
Right of use assets - operating	256.8	264.3
Deferred tax asset, net	282.9	45.2
Intangible assets, net	129.9	153.3
Goodwill	929.1	954.9
Other non-current assets	668.9	682.1
Total assets	$24,234.9	$26,494.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$203.0	$300.8
Accrued expenses	407.4	327.8
Current operating lease liabilities	22.3	22.6
Current portion of deposits	6,521.5	6,942.4
Current portion of non-recourse borrowings of consolidated securitization entities	2,520.4	3,030.8
Current portion of long-term and other debt	101.4	101.4
Other current liabilities	228.1	338.3
Deferred revenue	748.3	807.9
Total current liabilities	10,752.4	11,872.0
Deferred revenue	103.6	114.1
Deferred tax liability, net	—	80.0
Long-term operating lease liabilities	282.6	291.7
Deposits	4,864.2	5,209.3
Non-recourse borrowings of consolidated securitization entities	3,840.3	4,253.2
Long-term and other debt	2,974.7	2,748.5
Other liabilities	329.4	337.7
Total liabilities	23,147.2	24,906.5
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 115.0 shares at each of March 31, 2020 and December 31, 2019, respectively	1.2	1.1
Additional paid-in capital	3,259.7	3,257.7
Treasury stock, at cost, 67.4 shares at each of March 31, 2020 and December 31, 2019, respectively	(6,733.9)	(6,733.9)
Retained earnings	4,678.8	5,163.3
Accumulated other comprehensive loss	(118.1)	(99.9)
Total stockholders’ equity	1,087.7	1,588.3
Total liabilities and stockholders’ equity	$24,234.9	$26,494.8

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2020	2019
	(in millions, except per share amounts)
Revenues
Services	$46.6	$73.3
Redemption, net	120.9	111.9
Finance charges, net	1,214.3	1,149.0
Total revenue	1,381.8	1,334.2
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	499.2	640.5
Provision for loan loss	655.9	252.1
General and administrative	23.9	38.3
Depreciation and other amortization	17.4	20.6
Amortization of purchased intangibles	21.4	25.8
Total operating expenses	1,217.8	977.3
Operating income	164.0	356.9
Interest expense
Securitization funding costs	49.9	57.3
Interest expense on deposits	60.3	48.7
Interest expense on long-term and other debt, net	28.4	37.9
Total interest expense, net	138.6	143.9
Income from continuing operations before income taxes	25.4	213.0
(Benefit) provision for income taxes	(4.6)	34.8
Income from continuing operations	30.0	178.2
Loss from discontinued operations, net of taxes	—	(29.1)
Net income	$30.0	$149.1

Basic income (loss) per share (Note 3):
Income from continuing operations	$0.63	$3.36
Loss from discontinued operations	$—	$(0.55)
Net income per share	$0.63	$2.81

Diluted income (loss) per share (Note 3):
Income from continuing operations	$0.63	$3.35
Loss from discontinued operations	$—	$(0.55)
Net income per share	$0.63	$2.80

Weighted average shares (Note 3):
Basic	47.6	53.0
Diluted	47.7	53.2

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Net income	$30.0	$149.1

Other comprehensive income:
Unrealized gain on securities available-for-sale	2.7	10.0
Tax expense	(1.1)	(1.0)
Unrealized gain on securities available-for-sale, net of tax	1.6	9.0

Unrealized gain (loss) on cash flow hedges	0.4	(0.1)
Tax expense	(0.1)	—
Unrealized gain (loss) on cash flow hedges, net of tax	0.3	(0.1)

Unrealized gain on net investment hedge	—	16.1
Tax expense	—	(3.9)
Unrealized gain on net investment hedge, net of tax	—	12.2

Foreign currency translation adjustments (inclusive of deconsolidation of $3.8 million related to sale of a business for the three months ended March 31, 2020)	(20.1)	(10.9)

Other comprehensive (loss) income, net of tax	(18.2)	10.2

Total comprehensive income, net of tax	$11.8	$159.3

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2020	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(in millions)
Balance at December 31, 2019	115.0	$1.1	$3,257.7	$(6,733.9)	$5,163.3	$(99.9)	$1,588.3
Net income	—	—	—	—	30.0	—	30.0
Cumulative effect adjustment to retained earnings in accordance with ASU 2016-13	—	—	—	—	(485.0)	—	(485.0)
Other comprehensive loss	—	—	—	—	—	(18.2)	(18.2)
Stock-based compensation	—	—	4.7	—	—	—	4.7
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	(29.5)	—	(29.5)
Other	—	0.1	(2.7)	—	—	—	(2.6)
Balance at March 31, 2020	115.0	$1.2	$3,259.7	$(6,733.9)	$4,678.8	$(118.1)	$1,087.7

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2019	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
	(in millions)
Balance at December 31, 2018	113.0	$1.1	$3,172.4	$(5,715.7)	$5,012.4	$(138.1)	$2,332.1
Net income	—	—	—	—	149.1	—	149.1
Other comprehensive income	—	—	—	—	—	10.2	10.2
Stock-based compensation	—	—	20.1	—	—	—	20.1
Repurchases of common stock	—	—	—	(222.8)	—	—	(222.8)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	(33.7)	—	(33.7)
Other	0.2	—	(15.5)	—	—	—	(15.5)
Balance at March 31, 2019	113.2	$1.1	$3,177.0	$(5,938.5)	$5,127.8	$(127.9)	$2,239.5

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30.0	$149.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.8	118.9
Deferred income taxes	(158.7)	(35.0)
Provision for loan loss	655.9	252.1
Non-cash stock compensation	4.7	21.1
Amortization of deferred financing costs	9.5	11.0
Change in other operating assets and liabilities, net of sale of business	8.6	8.7
Other	(16.3)	84.9
Net cash provided by operating activities	572.5	610.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	1.0	(0.1)
Change in credit card and loan receivables	1,446.7	758.2
Proceeds from sale of business	25.4	—
Proceeds from sale of credit card portfolios	289.5	—
Payments for acquired businesses, net of cash	—	(6.7)
Capital expenditures	(15.7)	(38.7)
Purchases of other investments	(14.0)	(5.0)
Maturities/sales of other investments	13.2	6.4
Other	0.2	3.4
Net cash provided by investing activities	1,746.3	717.5

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	500.0	1,045.1
Repayments of borrowings	(275.4)	(870.9)
Non-recourse borrowings of consolidated securitization entities	350.0	1,122.2
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(1,275.0)	(1,997.5)
Net decrease in deposits	(769.4)	(502.6)
Payment of deferred financing costs	(0.6)	(5.4)
Dividends paid	(30.3)	(33.9)
Purchase of treasury shares	—	(222.8)
Other	(2.7)	(17.2)
Net cash used in financing activities	(1,503.4)	(1,483.0)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.6)	3.0

Change in cash, cash equivalents and restricted cash	807.8	(151.7)
Cash, cash equivalents and restricted cash at beginning of period	3,958.1	3,967.7
Cash, cash equivalents and restricted cash at end of period	$4,765.9	$3,816.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$138.3	$206.7
Income taxes paid, net	$44.6	$20.4

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its consolidated subsidiaries and variable interest entities (“VIEs”), the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets; (2) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with GAAP. Effective March 31, 2019, the Company’s divested Epsilon segment met the criteria set forth in Accounting Standards Codification (“ASC”) 205-20, “Presentation of Financial Statements — Discontinued Operations,” and was subsequently sold on July 1, 2019. The Company’s products and services are reported under two segments—LoyaltyOne® and Card Services.

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminates certain exceptions within ASC 740, “Income Taxes,” and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. This ASU is elective and is effective upon issuance for all entities. The Company is evaluating the impact that adoption of ASU 2020-04 will have on its consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” or ASC 326. This standard, referred to as Current Expected Credit Loss (“CECL”), required entities to utilize a financial instrument impairment model to establish an allowance based on expected losses over the life of the exposure rather than a model based on an incurred loss approach. Estimates of expected credit losses under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forward-looking forecasts regarding the collectability of the loan portfolio.

The Company adopted CECL on January 1, 2020 and recorded an increase in its allowance for loan loss at adoption of $644.0 million, which was recorded through a cumulative-effect adjustment to retained earnings, net of taxes. CECL also expanded the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating its allowance for loan loss. See Note 6, “Credit Card and Loan Receivables,” for the Company’s CECL disclosures.

In addition, CECL modified the impairment model for available-for-sale debt securities and provided for a simplified accounting model for purchased financial assets with credit deterioration since their origination. CECL impacts the Company’s valuation of its accounts receivable and available-for-sale debt securities, with respect to which the Company’s adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements from Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company’s adoption of this standard on January 1, 2020 did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” ASU 2018-15 requires customers in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, “Intangibles—Goodwill and Other—Internal-Use Software,” to determine which implementation costs may be capitalized. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU 2018-15 on January 1, 2020 on a prospective basis and the adoption did not have a material impact on its consolidated financial statements.

2. REVENUE

The Company’s products and services are reported under two segments—LoyaltyOne and Card Services, as shown below. The following tables present revenue disaggregated by major source:

			Corporate/
Three Months Ended March 31, 2020	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$71.3	$—	$—	$71.3
Short-term loyalty programs	120.3	—	—	120.3
Servicing fees, net	—	(30.7)	—	(30.7)
Other	3.3	—	0.1	3.4
Revenue from contracts with customers	$194.9	$(30.7)	$0.1	$164.3

Finance charges, net	—	1,214.3	—	1,214.3
Investment income	3.2	—	—	3.2
Total	$198.1	$1,183.6	$0.1	$1,381.8

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

The following tables present revenue disaggregated by geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

			Corporate/
Three Months Ended March 31, 2020	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$2.1	$1,183.6	$0.1	$1,185.8
Canada	79.1	—	—	79.1
Europe, Middle East and Africa	68.6	—	—	68.6
Asia Pacific	37.0	—	—	37.0
Other	11.3	—	—	11.3
Total	$198.1	$1,183.6	$0.1	$1,381.8

			Corporate/
Three Months Ended March 31, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$6.4	$1,130.4	$—	$1,136.8
Canada	89.0	—	—	89.0
Europe, Middle East and Africa	81.4	—	—	81.4
Asia Pacific	17.5	—	—	17.5
Other	9.5	—	—	9.5
Total	$203.8	$1,130.4	$—	$1,334.2

Contract Liabilities

The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES® reward mile and the reward products for its short-term loyalty programs.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total
	(in millions)
Balance at January 1, 2020	$258.6	$663.4	$922.0
Cash proceeds	44.8	73.4	118.2
Revenue recognized (1)	(48.6)	(69.2)	(117.8)
Effects of foreign currency translation	(19.6)	(50.9)	(70.5)
Balance at March 31, 2020	$235.2	$616.7	$851.9
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$131.6	$616.7	$748.3
Deferred revenue (non-current)	$103.6	$—	$103.6
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $106.8 million in 2020, $83.3 million in 2021, $40.8 million in 2022, and $4.3 million in 2023.

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2020 was $122.8 million and the closing balance as of March 31, 2020 was $79.0 million, with the change due to revenue recognized of approximately $89.6 million during the three months ended March 31, 2020, offset in part by cash payments received in advance of program performance.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended March 31,
	2020	2019
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$30.0	$178.2
Loss from discontinued operations	—	(29.1)
Net income	$30.0	$149.1

Denominator:
Weighted average shares, basic	47.6	53.0
Weighted average effect of dilutive securities:
Net effect of dilutive stock options and unvested restricted stock	0.1	0.2
Denominator for diluted calculation	47.7	53.2

Basic income per share:
Income from continuing operations	$0.63	$3.36
Loss from discontinued operations	$—	$(0.55)
Net income per share	$0.63	$2.81

Diluted income per share:
Income from continuing operations	$0.63	$3.35
Loss from discontinued operations	$—	$(0.55)
Net income per share	$0.63	$2.80

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For each of the three months ended March 31, 2020 and 2019, 0.3 million of restricted stock units, respectively, were excluded from the calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

4. DISPOSITION

On January 10, 2020, the Company sold Precima®, a provider of retail strategy and customer data applications and analytics, to Nielsen Holdings plc for total consideration of $43.8 million. The purchase and sale agreement provides for $10.0 million in contingent consideration based upon the occurrence of specified events and performance of the business, with two earnout determination dates in September 2020 and September 2021, respectively. The Company estimated the fair value of the contingent purchase price at approximately $6.5 million, which is included in the total consideration below. Precima was included in the Company’s LoyaltyOne segment. The pre-tax gain was recorded in cost of operations in the Company’s unaudited condensed consolidated statements of income.

January 10,
2020
(in millions)
Total consideration (1)	$43.8
Net carrying value of assets and liabilities (including other comprehensive income)	26.8
Allocation of goodwill	3.2
Strategic transaction costs	5.8
Pre-tax gain on sale of business, net of strategic transaction costs	$8.0
(1)	Consideration as defined included cash associated with the sold Precima entities, which was $10.8 million.

5. DISCONTINUED OPERATIONS

Effective March 31, 2019, the Company’s divested Epsilon segment met the criteria set forth in ASC 205-20, “Presentation of Financial Statements — Discontinued Operations,” and was subsequently sold on July 1, 2019.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
(in millions)
Revenue	$507.8
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	443.4
Depreciation and other amortization	29.0
Amortization of purchased intangibles	43.5
Interest expense (1)	32.1
Loss before benefit from income taxes	(40.2)
Benefit from income taxes (1)	(11.1)
Loss from discontinued operations, net of taxes (2)	$(29.1)
(1)	On April 30, 2019, the Company amended its credit agreement, which among other items, provided that upon consummation of the sale of Epsilon, a mandatory payment of $500.0 million of the revolving credit facility was required and all of the Company’s outstanding senior notes were required to be redeemed. The table above includes the allocation of interest expense associated with the $500.0 million mandatory repayment of the revolving credit facility, as well as the related income tax effect, which was not reflected in our historical results in our Quarterly Report on Form 10-Q for the period ended March 31, 2019. The impact was $5.6 million of interest expense and an income tax benefit of $1.7 million.
(2)	Reflects the results of operations of the Company’s former Epsilon segment, direct costs identifiable to the Epsilon segment and the allocation of interest expense on corporate debt.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Depreciation and amortization and capital expenditures from discontinued operations for the three months ended March 31, 2019 are as follows:

Three Months Ended
March 31, 2019
(in millions)
Depreciation and amortization	$72.5
Capital expenditures	$6.8

6. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	March 31,	December 31,
	2020	2019
	(in millions)
Principal receivables	$16,725.4	$18,413.1
Billed and accrued finance charges	933.5	977.3
Other	73.0	72.7
Total credit card and loan receivables	17,731.9	19,463.1
Less: Credit card receivables – restricted for securitization investors	12,033.4	13,504.2
Other credit card and loan receivables	$5,698.5	$5,958.9

Allowance for Loan Loss

Effective January 1, 2020, the Company adopted ASC 326 on a modified retrospective approach and applied a CECL model to determine its allowance for loan loss. The allowance for loan loss is an estimate of expected credit losses, measured over the estimated life of its credit card and loan receivables that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the CECL model is significantly influenced by the composition, characteristics and quality of the Company’s portfolio of credit card and loan receivables, as well as the prevailing economic conditions and forecasts utilized. The estimate of the allowance for loan loss includes an estimate for uncollectible principal as well as unpaid interest and fees. Charge-offs of principal amounts, net of recoveries are deducted from the allowance. The allowance is maintained through an adjustment to the provision for loan loss and is evaluated for appropriateness. Prior to January 1, 2020, the Company’s allowance for loan loss was determined utilizing an incurred loss model under ASC 450, “Contingencies.”

ASC 326 requires entities to use a “pooled” approach to estimate expected credit losses for financial assets with similar risk characteristics. As part of its CECL implementation, the Company evaluated multiple risk characteristics of its credit card and loan receivables portfolio, and determined delinquency status and credit quality to be the most significant characteristics for estimating expected credit losses. To estimate its allowance for loan loss, the Company segregates its credit card and loan receivables into four groups with similar risk characteristics, on the basis of delinquency status and credit quality risk score. These risk characteristics are evaluated at least on an annual basis, or more frequently as facts and circumstances warrant. The Company’s credit card and loan receivables do not have stated maturities and therefore prepayments are not factored into the determination of the estimated life of the credit card and loan receivables. In determining the estimated life of a credit card and loan receivable, payments were applied to the measurement date balance with no payments allocated to future purchase activity. The Company uses a combination of First In First Out (“FIFO”) and the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (“CARD Act”) methodology to model balance paydown.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s groups of pooled financial assets with similar risk characteristics and their estimated life is as follows:

Estimated Life
(in months)
Group A (Current, risk score - high)	14
Group B (Current, risk score - low)	19
Group C (Delinquent, risk score - high)	17
Group D (Delinquent, risk score - low)	26

In estimating its allowance for loan loss, for each identified group, management utilizes various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. The Company’s quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. Management utilizes a third party service to analyze a number of scenarios, but uses one scenario to determine the macroeconomic variables over the forecast period. The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card and loan receivables, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the allowance for loan loss reflects the Company’s best estimate of current expected credit losses. As permitted by ASC 326, the Company excludes unbilled finance charges from its amortized cost basis of credit card and loan receivables. At March 31, 2020, unbilled finance charges were $262.9 million and included in other credit card and loan receivables in the Company’s unaudited condensed consolidated balance sheet.

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Balance at beginning of period	$1,171.1	$1,038.3
Adoption of ASC 326 (1)	644.0	—
Provision for loan loss	655.9	252.1
Recoveries	67.9	59.8
Principal charge-offs	(388.1)	(329.1)
Balance at end of period	$2,150.8	$1,021.1
(1)	Recorded January 1, 2020 through a cumulative-effect adjustment to retained earnings, net of taxes.

For the three months ended March 31, 2020, the increase in the allowance for loan loss, in addition to the impact of the $644.0 million attributable to the adoption of ASC 326, was due to an increase in delinquent amounts and deterioration of the macroeconomic outlook due to COVID-19.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Charge-offs for unpaid interest and fees were $231.9 million and $218.8 million for the three months ended March 31, 2020 and 2019, respectively.

Delinquencies

A credit card account is contractually delinquent if the Company does not receive the minimum payment by the specified due date on the cardholder’s statement. It is the Company’s policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged-off, typically at 180 days delinquent. When an account becomes delinquent, a message is printed on the credit cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If the Company is unable to make a collection after exhausting all in-house collection efforts, the Company may engage collection agencies and outside attorneys to continue those efforts.

The following table presents the amortized cost basis of the aging analysis of the Company’s credit card and loan receivables portfolio:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Loan Receivables
	31 to 60 days delinquent	61 to 90 days delinquent	91 or more days delinquent	Total delinquent	Current	Total
	(in millions)
As of March 31, 2020	$347.6	$273.8	$667.1	$1,288.5	$16,072.5	$17,361.0

As of December 31, 2019	$399.1	$293.9	$698.4	$1,391.4	$17,656.4	$19,047.8

Modified Credit Card Receivables

Forbearance Programs

In response to the COVID-19 pandemic, in March 2020 the Company began to offer forbearance programs to affected cardholders, which provide for short-term modifications in the form of payment deferrals and late fee waivers to borrowers who were current as of their most recent billing cycle prior to April 2020. These programs are intended to provide temporary relief to affected cardholders and are not considered troubled debt restructurings. At March 31, 2020, the amount of credit card and loan receivables in forbearance programs was not material.

Troubled Debt Restructurings

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

The Company had $332.6 million and $308.7 million, respectively, as a recorded investment in impaired credit card receivables as of March 31, 2020 and December 31, 2019, respectively, which represented less than 2% of the Company’s

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

total credit card receivables. The average recorded investment in impaired credit card receivables was $314.7 million and $297.7 million for the three months ended March 31, 2020 and 2019, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $5.5 million and $5.7 million for the three months ended March 31, 2020 and 2019, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following table provides information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Dollars in millions)
Troubled debt restructurings – credit card receivables	75,065	$112.8	$112.7	70,294	$104.3	$104.1

The table below summarizes troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	31,670	$44.0	50,456	$65.4

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. The following table reflects the composition of the Company’s credit card and loan receivables on an amortized cost basis by obligor credit quality as of March 31, 2020 and December 31, 2019:

	Amortized Cost Revolving Credit Card and Loan Receivables
	March 31, 2020		December 31, 2019
		Percentage of		Percentage of
		Amortized		Amortized
Probability of an Account Becoming 91 or More Days Past	Amortized	Cost Basis	Amortized	Cost Basis
Due or Becoming Charged-off (within the next 12 months)	Cost Basis	Outstanding	Cost Basis	Outstanding
	(in millions, except percentages)
No Score	$217.5	1.3%	$298.4	1.6%
27.1% and higher	1,580.7	9.1	1,648.8	8.7
17.1% - 27.0%	1,053.7	6.1	1,108.5	5.8
12.6% - 17.0%	1,123.5	6.5	1,171.7	6.2
3.7% - 12.5%	7,828.1	45.1	8,292.1	43.5
1.9% - 3.6%	2,944.8	17.0	3,375.3	17.7
Lower than 1.9%	2,612.7	14.9	3,153.0	16.5
Total	$17,361.0	100.0%	$19,047.8	100.0%

Note: The Company’s credit card and loan receivables are revolving receivables as they do not have stated maturities and are exempted from certain vintage disclosures required under ASC 326.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Obligor credit quality is monitored at least monthly during the life of an account. The effect of the COVID-19 pandemic resulted in an increase in the probability of an account becoming 91 of more days past due or becoming charged-off.

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $88.8 million and $408.0 million as of March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020, the Company sold a credit card portfolio for preliminary cash consideration of approximately $289.5 million, subject to customary sale price adjustments, and recognized a gain of approximately $20.4 million on the transaction, which was recorded in cost of operations in the Company’s unaudited condensed consolidated statements of income.

The Company recorded portfolio valuation adjustments, which are reflected in cost of operations in the Company’s unaudited condensed consolidated statements of income, of $4.2 million and $59.9 million for the three months ended March 31, 2020 and 2019, respectively.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore not reflected in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2020 and 2019.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	March 31,	December 31,
	2020	2019
	(in millions)
Total credit card receivables – restricted for securitization investors	$12,033.4	$13,504.2
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$302.5	$321.8

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Net charge-offs of securitized principal	$239.5	$239.5

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. INVENTORIES, NET

Inventories, net of $189.1 million and $218.0 million at March 31, 2020 and December 31, 2019, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

8. OTHER INVESTMENTS

Other investments consist of marketable securities and U.S. Treasury bonds and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets. Marketable securities include available-for-sale debt securities, mutual funds and domestic certificate of deposit investments. The principal components of other investments, which are carried at fair value, are as follows:

	March 31, 2020				December 31, 2019
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(in millions)
Marketable securities	$257.9	$7.3	$(0.1)	$265.1	$257.2	$3.0	$(0.4)	$259.8
Total	$257.9	$7.3	$(0.1)	$265.1	$257.2	$3.0	$(0.4)	$259.8

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2020
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Marketable securities	$3.7	$(0.1)	$—	$—	$3.7	$(0.1)
Total	$3.7	$(0.1)	$—	$—	$3.7	$(0.1)

	December 31, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Marketable securities	$18.8	$(0.2)	$13.1	$(0.2)	$31.9	$(0.4)
Total	$18.8	$(0.2)	$13.1	$(0.2)	$31.9	$(0.4)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at March 31, 2020 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in millions)
Due in one year or less	$40.2	$40.2
Due after one year through five years	1.4	1.4
Due after five years through ten years	—	—
Due after ten years	216.3	223.5
Total	$257.9	$265.1

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Market values were determined for each individual security in the investment portfolio. Effective January 1, 2020, the Company adopted ASC 326, which replaced the other-than-temporary impairment model for available-for-sale debt securities. For available-for-sale debt securities in which fair value is less than cost, ASC 326 requires that credit-related impairment, if any, be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of March 31, 2020, the Company does not consider its investments to be impaired.

There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2020 and 2019.

9. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	March 31, 2020				December 31, 2019
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(in millions)
Restricted cash	$55.9	$—	$—	$55.9	$39.3	$—	$—	$39.3
Mutual funds	22.9	—	—	22.9	25.1	—	—	25.1
Corporate bonds	490.7	3.0	(4.5)	489.2	536.0	2.4	(2.0)	536.4
Total	$569.5	$3.0	$(4.5)	$568.0	$600.4	$2.4	$(2.0)	$600.8

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2020
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Corporate bonds	$171.8	$(3.6)	$116.8	$(0.9)	$288.6	$(4.5)
Total	$171.8	$(3.6)	$116.8	$(0.9)	$288.6	$(4.5)

	December 31, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
Corporate bonds	$166.6	$(1.3)	$155.1	$(0.7)	$321.7	$(2.0)
Total	$166.6	$(1.3)	$155.1	$(0.7)	$321.7	$(2.0)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The amortized cost and estimated fair value of the securities at March 31, 2020 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in millions)
Due in one year or less	$121.9	$121.6
Due after one year through five years	384.4	383.3
Due after five year through ten years	7.3	7.2
Total	$513.6	$512.1

Market values were determined for each individual security in the investment portfolio. Effective January 1, 2020, the Company adopted ASC 326, which replaced the other-than-temporary impairment model for available-for-sale debt securities. For available-for-sale debt securities in which fair value is less than cost, ASC 326 requires that credit-related impairment, if any, be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of March 31, 2020, the Company does not consider its investments to be impaired.

There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2020. Realized losses from the sale of investment securities for the three months ended March 31, 2019 were de minimis.

10. LEASES

The Company has operating leases for general office properties, warehouses, data centers, call centers, automobiles and certain equipment. As of March 31, 2020, the Company’s leases have remaining lease terms of less than 1 year to 18 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Operating lease cost	$10.2	$10.3
Short-term lease cost	0.3	0.6
Variable lease cost	0.2	1.9
Total	$10.7	$12.8

Other information related to leases was as follows:

March 31,
2020
Weighted-average remaining lease term (in years):
Operating leases	11.3
Weighted-average discount rate:
Operating leases	5.2%

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.4	$15.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2.6	$8.6

Maturities of the lease liabilities as of March 31, 2020 were as follows:

Operating
Year	Leases
(in millions)
2020 (excluding the three months ended March 31, 2020)	$27.5
2021	39.5
2022	38.6
2023	36.7
2024	35.3
Thereafter	234.6
Total undiscounted lease liabilities	412.2
Less: Amount representing interest	(107.3)
Total present value of minimum lease payments	$304.9

Amounts recognized in the March 31, 2020 consolidated balance sheet:
Current operating lease liabilities	$22.3
Long-term operating lease liabilities	282.6
Total	$304.9

11. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2020
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method
	(in millions)
Finite Lived Assets
Customer contracts and lists	$319.9	$(285.6)	$34.3	7 years—straight line
Premium on purchased credit card portfolios	176.4	(87.8)	88.6	1-13 years—straight line
Collector database	49.8	(49.0)	0.8	5 years—straight line
Tradenames	31.3	(26.3)	5.0	8-15 years—straight line
	$577.4	$(448.7)	$128.7
Indefinite Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$578.6	$(448.7)	$129.9

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

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in millions)
2020 (excluding the three months ended March 31, 2020)	$59.7
2021	22.2
2022	17.5
2023	12.8
2024	10.7
Thereafter	5.8

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne	Card Services	Total
	(in millions)
Balance at January 1, 2020	$690.9	$264.0	$954.9
Goodwill related to sale of Precima	(3.2)	—	(3.2)
Effects of foreign currency translation	(22.6)	—	(22.6)
Balance at March 31, 2020	$665.1	$264.0	$929.1

Approximately $3.2 million of LoyaltyOne goodwill was allocated to Precima upon sale in January 2020, based on a relative fair value allocation of the businesses.

The Company tests goodwill for impairment annually, as of July 31, or when events and circumstances change that would indicate the carrying value may not be recoverable. As of March 31, 2020, the Company does not believe it is more likely than not that the fair value of its reporting units is less than its carrying amount. In light of the COVID-19 pandemic and current macroeconomic environment, should future deterioration result in a material adverse impact to our business, our goodwill may be impaired.

12. RESTRUCTURING AND OTHER CHARGES

In 2019, the Company, under the direction of the Board of Directors, evaluated the cost structure and executed on certain cost saving initiatives at each segment. These charges included restructuring and other exit activities related to reductions in force, terminations of certain product lines, reduction or closure of certain leased office space, asset impairments, changes in management structure and fundamental reorganizations that affect the nature and focus of operations. Restructuring and other charges incurred at the Corporate segment were recorded to general and administrative expense in the Company’s unaudited condensed consolidated statements of income, and restructuring and other charges incurred in the LoyaltyOne and Card Services segments were recorded to cost of operations in the Company’s unaudited condensed consolidated statements of income. These charges are not expected to continue in 2020.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables summarize the restructuring and other charges incurred by reportable segment for all restructuring activities for the periods presented.

	Termination	Asset	Lease	Other
Three Months Ended March 31, 2020	Benefits (1)	Impairments	Termination Costs	Exit Costs	Total
	(in millions)
Corporate/Other	$(0.1)	$—	$—	$—	$(0.1)
LoyaltyOne	0.1	—	—	—	0.1
Card Services	(6.5)	—	—	—	(6.5)
Total	$(6.5)	$—	$—	$—	$(6.5)
(1)	For the three months ended March 31, 2020, restructuring and other charges consisted of adjustments to our liability.

	Termination	Asset	Lease	Other
Three Months Ended March 31, 2019	Benefits	Impairments	Termination Costs	Exit Costs	Total
	(in millions)
Corporate/Other	$—	$—	$—	$—	$—
LoyaltyOne	1.2	4.6	—	2.1	7.9
Card Services	—	—	—	—	—
Total	$1.2	$4.6	$—	$2.1	$7.9

The Company’s liability for restructuring and other charges is recognized in accrued expenses and other liabilities in its unaudited condensed consolidated balance sheets. The following table summarizes the activities related to the restructuring and other charges, as discussed above, for the three months ended March 31, 2020:

	Termination	Asset	Lease	Other
Three Months Ended March 31, 2020	Benefits	Impairments	Termination Costs	Exit Costs	Total
	(in millions)
Liability as of January 1, 2020	$34.7	$—	$—	$0.1	$34.8
Adjustments for non-cash charges	(6.5)	—	—	—	(6.5)
Cash payments	(13.2)	—	—	(0.1)	(13.3)
Liability as of March 31, 2020	$15.0	$—	$—	$—	$15.0

The Company’s outstanding liability related to restructuring and other charges is expected to be settled by the end of 2021, with the majority settled in 2020.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. DEBT

Debt consists of the following:

	March 31,	December 31,
Description	2020	2019	Maturity	Interest Rate
	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$250.0	$—	December 2022	(1)
2017 term loans	2,003.4	2,028.8	December 2022	(2)
BrandLoyalty credit agreement	—	—	June 2020	(3)
Senior notes due 2024	850.0	850.0	December 2024	4.750%
Total long-term and other debt	3,103.4	2,878.8
Less: Unamortized debt issuance costs	27.3	28.9
Less: Current portion	101.4	101.4
Long-term portion	$2,974.7	$2,748.5

Deposits:
Certificates of deposit	$7,806.8	$8,585.2	Various – Apr 2020 to Mar 2025	1.33% to 4.00%
Money market deposits	3,598.8	3,589.8	Non-maturity	(4)
Total deposits	11,405.6	12,175.0
Less: Unamortized debt issuance costs	19.9	23.3
Less: Current portion	6,521.5	6,942.4
Long-term portion	$4,864.2	$5,209.3

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$4,891.0	$4,891.0	Various – May 2020 to Sep 2022	2.03% to 3.95%
Conduit asset-backed securities	1,480.0	2,405.0	Various – Sep 2020 to Apr 2021	(5)
Total non-recourse borrowings of consolidated securitization entities	6,371.0	7,296.0
Less: Unamortized debt issuance costs	10.3	12.0
Less: Current portion	2,520.4	3,030.8
Long-term portion	$3,840.3	$4,253.2
(1)	The interest rate is based upon LIBOR plus an applicable margin. At March 31, 2020, the weighted average interest rate for the revolving line of credit was 2.64%.
(2)	The interest rate is based upon LIBOR plus an applicable margin. The weighted average interest rate for the term loans was 2.74% and 3.30% at March 31, 2020 and December 31, 2019, respectively.
(3)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin.
(4)	The interest rates are based on the Federal Funds rate plus an applicable margin. At March 31, 2020, the interest rates ranged from 0.34% to 3.50%. At December 31, 2019, the interest rates ranged from 1.84% to 3.50%.
(5)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At March 31, 2020, the interest rates ranged from 2.10% to 2.49%. At December 31, 2019, the interest rates ranged from 2.79% to 2.96%.

At March 31, 2020, the Company was in compliance with its financial covenants.

Long-term and Other Debt

The Company’s credit agreement, as amended, provided for $2,028.8 million in term loans subject to certain principal repayments and a $750.0 million revolving line of credit. As of March 31, 2020, the Company had $2,003.4 million in term loans outstanding with $500.0 million total availability under the revolving line of credit.

BrandLoyalty Credit Agreement

As of March 31, 2020, there were no amounts outstanding under the BrandLoyalty credit agreement.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On April 3, 2020, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, terminated its existing facility and entered into a new credit agreement (the “2020 BrandLoyalty Credit Agreement”) that provides for a committed revolving line of credit of €30.0 million ($32.4 million as of April 3, 2020), an uncommitted revolving line of credit of €30.0 million ($32.4 million as of April 3, 2020), and an accordion feature permitting BrandLoyalty to request an increase in either the committed or uncommitted line of credit up to €80.0 million ($86.5 million as of April 3, 2020) in aggregate. Each of the committed and uncommitted revolving line of credit are schedule to mature on April 3, 2023, subject to BrandLoyalty’s request to extend for two additional one-year terms at the absolute discretion of the lenders at the time of such requests.

All advances under the 2020 BrandLoyalty Credit Agreement are denominated in Euros. The interest rate fluctuates and is equal to EURIBOR, as defined in the 2020 BrandLoyalty Credit Agreement, plus an applicable margin based on BrandLoyalty’s senior net leverage ratio. The 2020 BrandLoyalty Credit Agreement contains financial covenants, including a senior net leverage ratio, as well as usual and customary negative covenants, representations, general and information undertakings and events of default.

Non-Recourse Borrowings of Consolidated Securitization Entities

Asset-Backed Term Notes

As of March 31, 2020, the Company collected $225.3 million of principal payments made by its credit cardholders during the accumulation period for the repayment of the Series 2017-A notes, which mature in May 2020. The cash is restricted to the securitization investors and is reflected in other current assets in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2020.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables through Master Trust I, Master Trust III and the WFC Trust.

As of March 31, 2020, total capacity under the conduit facilities was $4.7 billion, of which $1.5 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

In April 2020, Master Trust I amended its 2009-VFN conduit facility, decreasing the capacity from $1.18 billion to $1.0 billion and extending the maturity to July 2021. In April 2020, Master Trust III amended its 2009-VFC conduit facility, decreasing the capacity from $1.3 billion to $1.0 billion and extending the maturity to July 2021.

14. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At March 31, 2020, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of March 31, 2020, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is 11 months.

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

The following tables present the fair values of the derivative instruments included within the Company’s unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(in millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$19.6	$1.1	Other current assets	April 2020 to December 2020
Foreign currency exchange hedges	$9.5	$0.3	Other current liabilities	April 2020 to February 2021

	December 31, 2019
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity
	(in millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$5.5	$0.2	Other current assets	January 2020 to February 2020
Foreign currency exchange hedges	$7.8	$0.3	Other current liabilities	February 2020 to July 2020

Derivatives Designated as Hedging Instruments

Gains of $0.3 million, net of tax, and losses of $0.1 million, net of tax, were recognized in other comprehensive income for the three months ended March 31, 2020 and 2019, respectively, related to foreign currency exchange hedges designated as effective.

Changes in the fair value of these hedges are recorded in other comprehensive income until the hedged transactions affect net income. Reclassifications from accumulated other comprehensive loss into net income (cost of operations) for each of the periods presented were not material. At March 31, 2020, $0.2 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

Derivatives Not Designated as Hedging Instruments

As of March 31, 2020, the Company did not hold any derivatives not designated as hedging instruments, and there were no gains or losses related to derivatives not designated as hedging instruments for the three months ended March 31, 2020.

For the three months ended March 31, 2019, losses of $1.2 million related to foreign currency exchange forward contracts not designated as hedging instruments were recognized in general and administrative expense in the Company’s unaudited condensed consolidated statements of income.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Indemnification

On July 1, 2019, the Company completed the sale of its Epsilon segment to Publicis Groupe S.A. (“Publicis”). Under the terms of the agreement governing that transaction, the Company agreed to indemnify Publicis and its affiliates from and against any losses arising out of or related to a Department of Justice (“DOJ”) investigation. The DOJ investigation relates to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon has actively cooperated with the DOJ in connection with its ongoing investigation. The Company records a loss contingency when a loss is probable and an amount can be reasonably estimated. For the year ended December 31, 2019, the Company recorded a loss contingency of $32.9 million, net of tax, which was included in loss from discontinued operations. As these estimates are initially developed substantially earlier than when the ultimate loss is known, no assurance can be given that the investigation will be resolved on these, or other, terms. Therefore, this loss contingency may be refined each period as additional information becomes available. As of March 31, 2020, there was no change to the Company’s estimate of loss contingency.

16. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In July 2019, the Company’s Board of Directors authorized a new stock repurchase program to acquire up to $1.1 billion of its outstanding common stock from July 5, 2019 through June 30, 2020. As of December 31, 2019, the Company had $347.8 million remaining under its authorized stock repurchase program. On April 23, 2020, the Company announced that it has suspended its stock repurchase program.

For the three months ended March 31, 2020, the Company did not repurchase any shares of its outstanding common stock, and the Company had $347.8 million remaining under its authorized stock repurchase program.

Stock Compensation Expense

During the three months ended March 31, 2020, the Company awarded 124,344 service-based restricted stock units with a weighted average grant date fair value per share of $100.14 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2020, the Company awarded 219,186 performance-based restricted stock units with a weighted average grant date fair value per share of $100.50 as determined on the date of grant with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 33% of the award on February 18, 2021, an additional 33% of the award on February 18, 2022 and the final 34% of the award on February 18, 2023, provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2020, the Company also awarded 20,770 restricted stock units with a market-based condition subject to pre-defined vesting criteria that permit a range from 0% to 175% to be earned. The fair market value of these awards is $78.92 and was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation, expected volatility and risk-free rate over two-year time horizons matching the performance period. Upon determination of the market condition, the restrictions will lapse with respect to the entire award on February 18, 2022, provided that the participant is employed by the Company on such vesting date.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Cost of operations	$2.7	$6.7
General and administrative	2.0	4.6
Total	$4.7	$11.3

For the three months ended March 31, 2019, an additional $9.8 million of stock-based compensation expense related to associates from the Company’s divested Epsilon segment was recorded to discontinued operations.

Dividends

On January 30, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on the Company’s common stock to stockholders of record at the close of business on February 14, 2020, resulting in a dividend payment of $30.0 million on March 19, 2020. Additionally, the Company paid $0.3 million in cash related to dividend equivalent rights for the three months ended March 31, 2020.

On April 23, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock to stockholders of record at the close of business on May 14, 2020 and payable on June 18, 2020.

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended March 31, 2020	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss
	(in millions)
Balance at December 31, 2019	$2.5	$(0.1)	$(7.5)	$(94.8)	$(99.9)
Changes in other comprehensive income (loss)	1.6	0.3	—	(23.9)	(22.0)
Recognition resulting from the sale of Precima's foreign subsidiaries	—	—	—	3.8	3.8
Balance at March 31, 2020	$4.1	$0.2	$(7.5)	$(114.9)	$(118.1)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended March 31, 2019	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss
	(in millions)
Balance at December 31, 2018	$(10.7)	$(0.2)	$(12.4)	$(114.8)	$(138.1)
Changes in other comprehensive income (loss)	9.0	(0.1)	12.2	(10.9)	10.2
Balance at March 31, 2019	$(1.7)	$(0.3)	$(0.2)	$(125.7)	$(127.9)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

In accordance with ASC 830, “Foreign Currency Matters,” upon the sale of Precima on January 10, 2020, $3.8 million of accumulated foreign currency translation adjustments attributable to Precima’s foreign subsidiaries sold were reclassified from accumulated other comprehensive loss and included in the calculation of the gain on sale of Precima.

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

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in millions)
Financial assets
Credit card and loan receivables, net	$15,581.1	$16,432.6	$18,292.0	$19,126.0
Credit card receivables held for sale	88.8	91.5	408.0	436.2
Redemption settlement assets, restricted	568.0	568.0	600.8	600.8
Other investments	265.1	265.1	259.8	259.8
Derivative instruments	1.1	1.1	0.2	0.2
Financial liabilities
Derivative instruments	0.3	0.3	0.3	0.3
Deposits	11,385.7	11,575.1	12,151.7	12,303.6
Non-recourse borrowings of consolidated securitization entities	6,360.7	6,365.0	7,284.0	7,333.6
Long-term and other debt	3,076.1	2,903.3	2,849.9	2,878.8

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2020 and December 31, 2019:

		Fair Value Measurements at
		March 31, 2020 Using
	Balance at
	March 31,
	2020	Level 1	Level 2	Level 3
	(in millions)
Mutual funds (1)	$22.9	$22.9	$—	$—
Corporate bonds (1)	489.2	—	489.2	—
Marketable securities (2)	265.1	34.2	230.9	—
Derivative instruments (3)	1.1	—	1.1	—
Total assets measured at fair value	$778.3	$57.1	$721.2	$—

Derivative instruments (3)	$0.3	$—	$0.3	$—
Total liabilities measured at fair value	$0.3	$—	$0.3	$—

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

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of March 31, 2020 and December 31, 2019:

	Fair Value Measurements at
	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Credit card and loan receivables, net	$16,432.6	$—	$—	$16,432.6
Credit card receivables held for sale	91.5	—	—	91.5
Total	$16,524.1	$—	$—	$16,524.1

Financial liabilities:
Deposits	$11,575.1	$—	$11,575.1	$—
Non-recourse borrowings of consolidated securitization entities	6,365.0	—	6,365.0	—
Long-term and other debt	2,903.3	—	2,903.3	—
Total	$20,843.4	$—	$20,843.4	$—

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

19. INCOME TAXES

For the three months ended March 31, 2020 and 2019, the Company utilized an effective tax rate of (18.1)% and 16.3%, respectively, to calculate its provision for income taxes. The negative effective tax rate for the first quarter of 2020 was the result of a discrete tax benefit and reduction of tax reserves following a favorable settlement with a state tax authority.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Three Months Ended March 31, 2020	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$198.1	$1,183.6	$0.1	$1,381.8

Income (loss) before income taxes	$46.7	$32.1	$(53.4)	$25.4
Interest expense, net	(0.3)	110.2	28.7	138.6
Operating income (loss)	46.4	142.3	(24.7)	164.0
Depreciation and amortization	18.2	19.7	0.9	38.8
Stock compensation expense	1.0	1.7	2.0	4.7
Gain on sale of business, net of strategic transaction costs	(8.0)	—	—	(8.0)
Strategic transaction costs	0.1	—	0.6	0.7
Restructuring and other charges	0.1	(6.5)	(0.1)	(6.5)
Adjusted EBITDA (1)	57.8	157.2	(21.3)	193.7
Less: Securitization funding costs	—	49.9	—	49.9
Less: Interest expense on deposits	—	60.3	—	60.3
Adjusted EBITDA, net (1)	$57.8	$47.0	$(21.3)	$83.5

			Corporate/
Three Months Ended March 31, 2019	LoyaltyOne	Card Services	Other	Total
	(in millions)
Revenues	$203.8	$1,130.4	$—	$1,334.2

Income (loss) before income taxes	$23.0	$266.9	$(76.9)	$213.0
Interest expense, net	1.1	106.0	36.8	143.9
Operating income (loss)	24.1	372.9	(40.1)	356.9
Depreciation and amortization	20.1	24.3	2.0	46.4
Stock compensation expense	3.0	3.7	4.6	11.3
Restructuring charges	7.9	—	—	7.9
Adjusted EBITDA (1)	55.1	400.9	(33.5)	422.5
Less: Securitization funding costs	—	57.3	—	57.3
Less: Interest expense on deposits	—	48.7	—	48.7
Adjusted EBITDA, net (1)	$55.1	$294.9	$(33.5)	$316.5

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on GAAP plus stock compensation expense, (benefit) provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA also excludes the gain on the sale of Precima, strategic transaction costs, which represent costs for professional services associated with strategic initiatives, and restructuring and other charges.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

21. SUPPLEMENTAL CASH FLOW INFORMATION

The unaudited condensed consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows:

	March 31,	March 31,
	2020	2019
	(in millions)
Cash and cash equivalents	$4,456.8	$3,725.1
Restricted cash included within other current assets (1)	253.2	47.6
Restricted cash included within redemption settlement assets, restricted (2)	55.9	43.3
Total cash, cash equivalents and restricted cash	$4,765.9	$3,816.0
(1)	Includes cash restricted for principal and interest repayments of non-recourse borrowings of consolidated securitized debt and other restricted cash within other current assets. At March 31, 2020, restricted cash included $225.3 million in principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt that matures in May 2020.
(2)	See Note 9, “Redemption Settlement Assets,” for additional information regarding the nature of restrictions on redemption settlement assets.

Index

Caution Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding strategic initiatives, our expected operating results, future economic conditions including currency exchange rates, future dividend declarations and the guidance we give with respect to our anticipated financial performance. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	continuing impacts related to COVID-19, including relief measures for impacted borrowers and depositors, labor shortages due to quarantine, reduction in demand from clients, supply chain disruption for our reward suppliers and disruptions in the airline or travel industries;
●	loss of, or reduction in demand for services from, significant clients;
●	increases in net charge-offs in credit card and loan receivables and increases in the allowance for loan loss that may result from the application of the current expected credit loss model;
●	failure to identify, complete or successfully integrate or disaggregate business acquisitions or divestitures;
●	continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	failure to realize expected cost savings from restructuring plans;
●	increases in the cost of doing business, including market interest rates;
●	inability to access financial or capital markets, including the asset-backed securitization funding market or deposits market;
●	loss of active AIR MILES® Reward Program collectors;
●	increased redemptions by AIR MILES Reward Program collectors;
●	unfavorable fluctuations in foreign currency exchange rates;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
●	increases in Federal Deposit Insurance Corporation (“FDIC”), Delaware or Utah regulatory capital requirements for banks;
●	failure to maintain exemption from regulation under the Bank Holding Company Act;
●	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors set forth in the Risk Factors section in our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A of Form 10-Q, elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

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

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on February 28, 2020.

2020 Recent Developments

●	Effective February 3, 2020, our Board of Directors appointed Ralph Andretta as Alliance Data’s President and Chief Executive Officer as well as a Director of the Company.
●	For the three months ended March 31, 2020, as compared to the three months ended March 31, 2019:
●	Revenue increased 4% to $1.4 billion.
●	Net income decreased 80% to $30.0 million.
●	Earnings per share decreased 78% to $0.63.
●	Adjusted EBITDA, net decreased 74% to $83.5 million.
●	Effective January 1, 2020, we adopted Accounting Standards Codification, or ASC, 326, “Financial Instruments—Credit Losses,” and applied a current expected credit loss, or CECL, model to determine our allowance for loan loss. Estimates of expected credit losses under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forward-looking forecasts regarding the collectability of the loan portfolio. The impact of CECL is significantly influenced by the composition, characteristics and quality of our portfolio of credit card and loan receivables, as well as the prevailing economic conditions and forecasts utilized.
●	In January 2020, we sold Precima, a provider of retail strategy and customer data applications and analytics, for total consideration of approximately $43.8 million, which includes contingent consideration with an estimated fair value of $6.5 million, upon the occurrence of specified events and performance of the business. Precima was included in our LoyaltyOne segment.
●	We paid dividends and dividend equivalent rights of $30.3 million for the three months ended March 31, 2020.
●	We sold one credit card portfolio for preliminary cash consideration of $289.5 million during the three months ended March 31, 2020.

COVID-19 Update

On March 11, 2020, the World Health Organization, or WHO, declared the current coronavirus, or COVID-19, outbreak to be a global pandemic. Both prior to and in response to this declaration and the rapid spread of COVID-19 around the world and within the United States, international, federal, state and local governments have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. As a result, COVID-19 restrictions have adversely impacted and continue to adversely impact our associates, our business partners, and our customers.

In response to the COVID-19 pandemic, first and foremost, we have prioritized the health and safety of our associates. Effective teleworking protocols are in place for more than 95% of our associates. Cross-training programs have been completed at our Card Services business to ensure appropriate workforce coverage while managing higher cardholder-related call volumes resulting from forbearance programs introduced in response to the COVID-19 pandemic. These forbearance programs include the option to waive the next payment or enroll in short-term hardship programs for eligible accountholders. We are working closely with our partners across all of our businesses to optimize their budgets, adjust marketing support accordingly and accommodate the rapid shift to ecommerce in light of retail-based store closings to reduce the spread of COVID-19. At LoyaltyOne, we are adjusting the timing of significant coalition and sponsor-specific promotions and marketing programs for our coalition loyalty program. Additionally, we are enhancing efforts on redemption categories that focus on high-demand, non-travel reward options, stay-at-home products and services, and AIR MILES Cash redemptions. We are extending the length of certain short-term loyalty programs, allowing consumers a better opportunity to collect and redeem prior to program expiration.

Index

We continue to monitor the rapidly evolving situation and guidance from international, federal, state and local government and public health authorities. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows at this time. However, we expect COVID-19 to have an adverse impact on future revenue growth as well as overall profitability. In particular, our allowance for loan loss under the CECL model may be volatile due to changes in the macroeconomic environment. We continue to evaluate and implement additional cost saving measures in procurement, marketing and operating expenses, while maintaining service levels and positioning for future growth.

Consolidated Results of Operations

	Three Months Ended March 31,
	2020	2019	% Change
	(in millions, except percentages)
Revenues
Services	$46.6	$73.3	(36)%
Redemption, net	120.9	111.9	8
Finance charges, net	1,214.3	1,149.0	6
Total revenue	1,381.8	1,334.2	4
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	499.2	640.5	(22)
Provision for loan loss	655.9	252.1	160
General and administrative	23.9	38.3	(38)
Depreciation and other amortization	17.4	20.6	(16)
Amortization of purchased intangibles	21.4	25.8	(17)
Total operating expenses	1,217.8	977.3	25
Operating income	164.0	356.9	(54)
Interest expense
Securitization funding costs	49.9	57.3	(13)
Interest expense on deposits	60.3	48.7	24
Interest expense on long-term and other debt, net	28.4	37.9	(25)
Total interest expense, net	138.6	143.9	(4)
Income from continuing operations before income taxes	25.4	213.0	(88)
(Benefit) provision for income taxes	(4.6)	34.8	(113)
Income from continuing operations	30.0	178.2	(83)
Loss from discontinued operations, net of taxes	—	(29.1)	nm *
Net income	$30.0	$149.1	(80)%

Key Operating Metrics:
Credit card statements generated	67.4	72.7	(7)%
Credit sales	$6,099.1	$6,315.4	(3)%
Average credit card and loan receivables	$18,294.4	$16,850.2	9%
AIR MILES reward miles issued	1,315.8	1,258.1	5%
AIR MILES reward miles redeemed	994.0	1,088.5	(9)%

*	not meaningful

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenue. Total revenue increased $47.6 million, or 4%, to $1,381.8 million for the three months ended March 31, 2020 from $1,334.2 million for the three months ended March 31, 2019. The net increase was due to the following:

●	Services. Revenue decreased $26.7 million, or 36%, to $46.6 million for the three months ended March 31, 2020 primarily due to the sale of Precima in January 2020, which resulted in a $14.6 million decrease in revenue as compared to the prior year quarter, and an $11.4 million decrease in merchant fee revenue due to increased payments to our retailers, including new clients.
●	Redemption, net. Revenue increased $9.0 million, or 8%, to $120.9 million for the three months ended March 31, 2020 as redemption revenue from our short-term loyalty programs increased $8.4 million due to strong performance in Asia and Europe. However, in response to COVID-19, certain of our customers have delayed their short-term loyalty programs, which may negatively impact our redemption revenue in the second quarter of 2020.

Index

●	Finance charges, net. Revenue increased $65.3 million, or 6%, to $1,214.3 million for the three months ended March 31, 2020. The increase was driven by an approximate 170 basis point increase in finance charge yield, which increased revenue by $78.2 million, offset in part by a 1% decrease in normalized average receivables, which includes receivables held for sale, that decreased revenue by $12.9 million. The increase in finance charge yield was due primarily to higher late fees charged to cardholders per occurrence. We would expect finance charges, net to be negatively impacted by forbearance programs offered in response to COVID-19 as well as the recent interest rate cuts by the Federal Reserve.

Cost of operations. Cost of operations decreased $141.3 million, or 22%, to $499.2 million for the three months ended March 31, 2020 as compared to $640.5 million for the three months ended March 31, 2019. The decrease was due to the following:

●	Within the LoyaltyOne segment, cost of operations decreased $26.0 million primarily due to the sale of Precima in January 2020, which resulted in a $23.9 million decrease in cost of operations as compared to the prior year quarter.
●	Within the Card Services segment, cost of operations decreased $115.3 million primarily due to a $55.7 million decrease in valuation adjustments to certain portfolios within credit card receivables held for sale as well as a $33.0 million decrease in payroll and benefits costs due to cost saving initiatives executed in the fourth quarter of 2019.

Provision for loan loss. Provision for loan loss increased $403.8 million, or 160%, to $655.9 million for the three months ended March 31, 2020 as compared to $252.1 million for the three months ended March 31, 2019, due to the weaker macroeconomic environment and the impact of COVID-19, as well as the adoption of ASC 326 and the implementation of the CECL model on January 1, 2020. The CECL model is influenced by the prevailing economic conditions and forecast utilized; deterioration of those conditions may result in an increase in our provision for loan loss.

General and administrative. General and administrative expenses decreased $14.4 million, or 38%, to $23.9 million for the three months ended March 31, 2020 as compared to $38.3 million for the three months ended March 31, 2019, driven by cost saving initiatives implemented in the first half of 2019, which among other items included reduced headcount, office space, charitable contributions and overall corporate overhead costs. Payroll and benefits expense decreased $7.2 million for the three months ended March 31, 2020 as compared to the prior year quarter due to these cost saving initiatives.

Depreciation and other amortization. Depreciation and other amortization decreased $3.2 million, or 16%, to $17.4 million for the three months ended March 31, 2020 as compared to $20.6 million for the three months ended March 31, 2019, primarily due to certain fully depreciated property and equipment at LoyaltyOne, offset in part by additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $4.4 million, or 17%, to $21.4 million for the three months ended March 31, 2020, as compared to $25.8 million for the three months ended March 31, 2019, primarily due to certain fully amortized intangible assets, including portfolio premiums.

Interest expense, net. Total interest expense, net decreased $5.3 million, or 4%, to $138.6 million for the three months ended March 31, 2020 as compared to $143.9 million for the three months ended March 31, 2019. The net decrease was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $7.4 million due to lower average borrowings, which decreased funding costs by approximately $4.1 million, and lower average interest rates, which decreased funding costs by approximately $3.3 million.
●	Interest expense on deposits. Interest expense on deposits increased $11.6 million due to higher average interest rates, which increased interest expense by approximately $12.0 million, offset in part by lower average borrowings, which decreased interest expense by approximately $0.4 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $9.5 million primarily due to an $18.5 million decrease in interest expense on term debt and revolving line of credit due to lower average borrowings, offset in part by a $10.1 million increase in interest expense due to the issuance of senior notes in December 2019.

Index

Taxes. Income tax benefit from continuing operations was $4.6 million for the three months ended March 31, 2020, and provision for income taxes was $34.8 million for the three months ended March 31, 2019. This change was primarily related to a $187.6 million reduction in taxable income. The effective tax rate for the three months ended March 31, 2020 was (18.1)% as compared to 16.3% for the prior year quarter. The negative effective tax rate for the first quarter of 2020 was the result of a discrete tax benefit and reduction of tax reserves following a favorable settlement with a state tax authority.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes was $29.1 million for the three months ended March 31, 2019, which represents results of operations for our former Epsilon segment, direct costs identifiable to the Epsilon segment and the allocation of interest expense on corporate debt.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus stock compensation expense, (benefit) provision for income taxes, interest expense, net, depreciation and other amortization, and the amortization of purchased intangibles. Adjusted EBITDA excludes the gain on the sale of Precima, strategic transaction costs, which represent costs for professional services associated with strategic initiatives, and restructuring and other charges.

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

Index

	Three Months Ended March 31,
	2020	2019
	(in millions)
Income from continuing operations	$30.0	$178.2
Stock compensation expense	4.7	11.3
(Benefit) provision for income taxes	(4.6)	34.8
Interest expense, net	138.6	143.9
Depreciation and other amortization	17.4	20.6
Amortization of purchased intangibles	21.4	25.8
Gain on sale of business, net of strategic transaction costs (1)	(8.0)	—
Strategic transaction costs (2)	0.7	—
Restructuring and other charges (3)	(6.5)	7.9
Adjusted EBITDA	193.7	422.5
Less: Securitization funding costs	49.9	57.3
Less: Interest expense on deposits	60.3	48.7
Adjusted EBITDA, net	$83.5	$316.5
(1)	Represents gain on sale of Precima in January 2020, net of strategic transaction costs. Precima was included in the Company’s LoyaltyOne segment. See Note 4, “Disposition,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)	Represents costs for professional services associated with strategic initiatives.
(3)	Represents costs associated with restructuring or other exit activities. See Note 12, “Restructuring and Other Charges,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Segment Revenue and Adjusted EBITDA, net

	Three Months Ended March 31,
	2020	2019	% Change
	(in millions, except percentages)
Revenue:
LoyaltyOne	$198.1	$203.8	(3)%
Card Services	1,183.6	1,130.4	5
Corporate/Other	0.1	—	nm*
Total	$1,381.8	$1,334.2	4%
Adjusted EBITDA, net:
LoyaltyOne	$57.8	$55.1	5%
Card Services	47.0	294.9	(84)
Corporate/Other	(21.3)	(33.5)	(36)
Total	$83.5	$316.5	(74)%

*	not meaningful

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenue. Total revenue increased $47.6 million, or 4%, to $1,381.8 million for the three months ended March 31, 2020 from $1,334.2 million for the three months ended March 31, 2019. The net increase was due to the following:

●	LoyaltyOne. Revenue decreased $5.7 million, or 3%, to $198.1 million for the three months ended March 31, 2020 due to the sale of Precima in January 2020, which resulted in a $14.6 million decrease in revenue as compared to the prior year quarter. This decrease was offset in part by an $8.8 million increase in revenue from our short-term loyalty programs due to strong performance in Asia and Europe. However, in response to COVID-19, certain of our customers have delayed their short-term loyalty programs, which may negatively impact our revenue in the second quarter of 2020.
●	Card Services. Revenue increased $53.2 million, or 5%, to $1,183.6 million for the three months ended March 31, 2020, driven by $65.3 million increase in finance charges, net due to an increase in yield driven by higher late fees. This increase was offset in part by an $11.4 million decrease in merchant fees as a result of increased payments to our retailers, including new clients. We would expect finance charges, net to be negatively

Index

impacted by forbearance programs offered in response to COVID-19 as well as the recent interest rate cuts by the Federal Reserve.

Adjusted EBITDA, net. Adjusted EBITDA, net decreased $233.0 million, or 74%, to $83.5 million for the three months ended March 31, 2020 from $316.5 million for the three months ended March 31, 2019. The net decrease was due to the following:

●	LoyaltyOne. Adjusted EBITDA, net increased $2.7 million, or 5%, to $57.8 million for the three months ended March 31, 2020, due to strong performance from our short-term loyalty programs, offset in part by the sale of Precima in January 2020 and a 9% decrease in AIR MILES reward miles redeemed as a result of COVID-19. We expect AIR MILES reward miles redeemed to continue to be negatively impacted by COVID-19 in the second quarter of 2020. For the three months ended March 31, 2020, the $8.0 million gain on the sale of Precima, net of transaction costs was excluded from adjusted EBITDA, net. For the three months ended March 31, 2019, $7.9 million of restructuring and other charges was excluded from adjusted EBITDA, net.
●	Card Services. Adjusted EBITDA, net decreased $247.9 million, or 84%, to $47.0 million for the three months ended March 31, 2020 primarily due to a $403.8 million increase in provision for loan loss due to the weaker macroeconomic environment and the impact of COVID-19, as well as the implementation of the CECL model. This was offset in part by a $115.3 million decrease in cost of operations primarily due to a $55.7 million decrease in valuation adjustments to certain portfolios within credit card receivables held for sale as well as a decrease in payroll and benefits costs due to cost saving initiatives executed in the fourth quarter of 2019.
●	Corporate/Other. Adjusted EBITDA, net improved $12.2 million to a loss of $21.3 million for the three months ended March 31, 2020 due to cost saving initiatives implemented in 2019, which among other items included reduced headcount, office space, charitable contributions and overall corporate overhead costs.

Asset Quality

Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our credit card and loan receivables, the success of our collection and recovery efforts, and general economic conditions.

Delinquencies. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified due date on the cardholder’s statement. Our policy is to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the credit card account balance and all related interest and other fees are paid or charged-off, typically at 180 days delinquent. When an account becomes delinquent, a message is printed on the credit cardholder’s billing statement requesting payment. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house collection efforts, we may engage collection agencies and outside attorneys to continue those efforts.

The following table presents the delinquency trends of our credit card and loan receivables portfolio based on the principal balances of our credit card and loan receivables:

	March 31,	% of	December 31,	% of
	2020	Total	2019	Total
	(in millions, except percentages)
Receivables outstanding - principal	$16,725.4	100.0%	$18,413.1	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$295.2	1.8%	$337.4	1.8%
61 to 90 days	219.4	1.3	233.6	1.3
91 or more days	481.1	2.9	496.5	2.7
Total	$995.7	6.0%	$1,067.5	5.8%

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

Index

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

	Three Months Ended
	March 31,
	2020	2019
	(in millions, except percentages)
Average credit card and loan receivables	$18,294.4	$16,850.2
Net charge-offs of principal receivables	320.2	269.3
Net charge-offs as a percentage of average credit card and loan receivables	7.0%	6.4%

See Note 6, “Credit Card and Loan Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $572.5 million and $610.8 million for the three months ended March 31, 2020 and 2019, respectively. The year-over-year decrease in operating cash flows of $38.3 million was primarily due to lower profitability.

Investing Activities. Cash provided by investing activities was $1,746.3 million and $717.5 million for the three months ended March 31, 2020 and 2019, respectively. Significant components of investing activities are as follows:

●	Credit card and loan receivables. Cash increased $1,446.7 million and $758.2 million for the three months ended March 31, 2020 and 2019, respectively, due to seasonal paydown of credit card and loan receivables.
●	Proceeds from sale of business. During the three months ended March 31, 2020, we received cash consideration of $25.4 million from the sale of Precima.
●	Proceeds from sale of credit card portfolios. During the three months ended March 31, 2020, we received preliminary cash consideration of $289.5 million from the sale of a credit card portfolio.
●	Capital expenditures. Cash paid for capital expenditures was $15.7 million and $38.7 million for the three months ended March 31, 2020 and 2019, respectively. Capital expenditures for the three months ended March 31, 2019 included $6.8 million related to our divested Epsilon segment, which was presented as a discontinued operation in the prior year period.

Financing Activities. Cash used in financing activities was $1,503.4 million and $1,483.0 million for the three months ended March 31, 2020 and 2019, respectively. Significant components of financing activities are as follows:

●	Debt. Cash increased $224.6 million and $174.2 million for the three months ended March 31, 2020 and 2019, respectively, due to net borrowings under the revolving line of credit.
●	Non-recourse borrowings of consolidated securitization entities. Cash decreased $925.0 million and $875.3 million for the three months ended March 31, 2020 and 2019, respectively, due to net repayments and maturities under the asset-backed term notes and conduit facilities.
●	Deposits. Cash decreased $769.4 million and $502.6 million for the three months ended March 31, 2020 and 2019, respectively, as a result of net repayments of deposits due to timing of maturities.
●	Dividends. Cash paid for quarterly dividends and dividend equivalents was $30.3 million and $33.9 million for the three months ended March 31, 2020 and 2019, respectively.

Index

●	Treasury shares. Cash paid for treasury shares was $222.8 million for the three months ended March 31, 2019. We did not repurchase any treasury shares for the three months ended March 31, 2020.

Liquidity

Our primary sources of liquidity include cash generated from operating activities, our credit agreements and issuances of debt or equity securities, our credit card securitization program and deposits issued by Comenity Bank and Comenity Capital Bank. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources. We introduced a consumer retail deposit platform in 2019, and retail deposits comprised approximately $1.2 billion of our $11.4 billion deposits outstanding at March 31, 2020.

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Comenity Bank and Comenity Capital Bank are considered well capitalized. The actual capital ratios and minimum ratios as of March 31, 2020 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	13.3%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	16.7	4.5	6.5
Tier 1 capital to risk-weighted assets	16.7	6.0	8.0
Total capital to risk-weighted assets	18.1	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	12.2%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	14.8	4.5	6.5
Tier 1 capital to risk-weighted assets	14.8	6.0	8.0
Total capital to risk-weighted assets	16.1	8.0	10.0

Comenity Bank and Comenity Capital Bank have elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which will largely delay the effects of CECL on its regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

Our primary uses of cash are for ongoing business operations, repayments of our debt, capital expenditures, investments or acquisitions, stock repurchases and dividends.

We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months. However, continued volatility in the financial and capital markets due to COVID-19 may limit our access to or increase our cost of capital or make capital unavailable on terms acceptable to us or at all.

Debt

Long-term and Other Debt

As of March 31, 2020, we had $250.0 million outstanding under our revolving line of credit and total availability of $500.0 million. Our total leverage ratio, as defined in our credit agreement, was less than 2.0 to 1 at March 31, 2020, as compared to the maximum covenant ratio of 3.5 to 1.

As of March 31, 2020, we were in compliance with our debt covenants.

As of March 31, 2020, we had no amounts outstanding under our BrandLoyalty Credit Agreement, which was set to terminate in June 2020. In April 2020, BrandLoyalty terminated its existing facility and entered into a new credit

Index

agreement to provide for a committed revolving line of credit of €30.0 million ($32.4 million as of April 3, 2020), an uncommitted revolving line of credit of €30.0 million ($32.4 million as of April 3, 2020), and an accordion feature permitting BrandLoyalty to request an increase in either the committed or uncommitted revolving line of credit up to €80.0 million ($86.5 million as of April 3, 2020) in aggregate. The revolving lines of credit mature in April 2023, subject to BrandLoyalty’s request to extend for two additional one-year terms at the discretion of the lenders.

Deposits

We utilize certificates of deposit and money market deposits to finance the operating activities, including funding for our non-securitized credit card receivables, and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of March 31, 2020, we had $7.8 billion in certificates of deposit outstanding with interest rates ranging from 1.33% to 4.00% and maturities ranging from April 2020 to March 2025. Certificate of deposit borrowings are subject to regulatory capital requirements.

As of March 31, 2020, we had $3.6 billion in money market deposits outstanding with interest rates ranging from 0.34% to 3.50%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

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

As of March 31, 2020, the WFN Trusts and the WFC Trust had approximately $12.0 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

At March 31, 2020, we had $6.4 billion of non-recourse borrowings of consolidated securitization entities, of which $2.5 billion is due within the next 12 months. As of March 31, 2020, total capacity under the conduit facilities was $4.7 billion, of which $1.5 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

In April 2020, Master Trust I amended its 2009-VFN conduit facility, decreasing the capacity from $1.18 billion to $1.0 billion and extending the maturity to July 2021. In April 2020, Master Trust III amended its 2009-VFC conduit facility, decreasing the capacity from $1.3 billion to $1.0 billion and extending the maturity to July 2021.

The following table shows the maturities of borrowing commitments as of March 31, 2020 for the WFN Trusts and the WFC Trust by year:

	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Term notes	$1,467.2	$1,852.1	$1,571.7	$—	$—	$4,891.0
Conduit facilities (1)	2,480.0	2,175.0	—	—	—	4,655.0
Total (2)	$3,947.2	$4,027.1	$1,571.7	$—	$—	$9,546.0
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.1 billion of debt issued by the credit card securitization trusts that was retained by us and eliminated in the unaudited condensed consolidated financial statements.

Index

See Note 13, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Stock Repurchase Programs

We had an authorized stock repurchase program to acquire up to $1.1 billion of our outstanding common stock from July 5, 2019 through June 30, 2020. At December 31, 2019 we had $347.8 million remaining under the stock repurchase program. On April 23, 2020, we announced the suspension of our stock repurchase program.

For the three months ended March 31, 2020, we did not repurchase any shares of our outstanding common stock, and we had $347.8 million remaining under the stock repurchase program as of March 31, 2020.

Dividends

On January 30, 2020, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock to stockholders of record at the close of business on February 14, 2020, resulting in a dividend payment of $30.0 million on March 19, 2020. Additionally, we paid $0.3 million in cash related to dividend equivalent rights for the three months ended March 31, 2020.

On April 23, 2020, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock to stockholders of record at the close of business on May 14, 2020 and payable on June 18, 2020.

Critical Accounting Policies and Estimates

With the exception of the adoption of ASC 326, there have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2019. See “Recently Adopted Accounting Standards” under Note 1, “Summary of Significant Accounting Policies,” of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the adoption of ASC 326 on January 1, 2020.

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

Except for the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets and the risk factors described in Part II Item 1A included in this report, there has been no other material change from our Annual Report on Form 10-K for the year ended December 31, 2019 related to our exposure to market risk from interest rate risk, credit risk, and foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31,

Index

2020 (the end of our first fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our first quarter 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of controls to account for the CECL allowance for loan loss as a result of ASC 326. The modified controls have been designed to address risks associated with accounting for the CECL allowance for loan loss under ASC 326.

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

Item 1A.    Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Impacts related to the COVID-19 pandemic are expected to continue to pose risks to our business for the foreseeable future, heighten many of our known risks and may have a material adverse impact on our results of operations, financial condition and liquidity.

On March 11, 2020, the WHO declared the current coronavirus, or COVID-19, outbreak to be a global pandemic. Both prior to and in response to this declaration and the rapid spread of COVID-19 around the world and within the United States, international, federal, state and local government or other authorities have instituted certain preventative measures, including border closures, travel bans, prohibitions on group events and gatherings, shutdowns or other operational restrictions on certain businesses, curfews, shelter-in-place orders, quarantines and recommendations to practice social distancing. These restrictions are disrupting economic activity worldwide, resulting in volatility in the global capital markets, instability in the credit and financial markets, reduced commercial and consumer confidence and spending, widespread furloughs and layoffs, closure or restricted operating conditions for retail stores, labor shortages, regulatory recommendations to provide relief for impacted consumer borrowers and depositors, disruption in supply chains (including availability of raw materials, ability to manufacture goods and delivery of finished products to suppliers and retailers), and near complete cessation of many hospitality and travel industry operations.

Specific impacts on our operations and financial results include, but are not limited to, the following:

●	Short and long-term difficulties of our retail partners in consumer-based businesses due to restricted foot traffic, any inability to convert in-store sales to e-commerce, trouble maintaining supply chain integrity for both availability of desired products and delivery to end consumers, and reduced consumer confidence and spending may result in increased bankruptcy risk for our retail partners, decreased retail credit sales and decreases in our credit card accounts receivables balances.
●	Decreased retail credit sales reduces the usage of our private label and co-brand credit cards, which reduces our revenue from finance charges and other servicing fees.
●	Rising unemployment, the potential for rising consumer bankruptcies and the expectation that we will offer, for a temporary period of time, forbearance programs for impacted cardholders both reduces or delays our revenue

Index

from finance charges and other servicing fees and increases our exposure to rising delinquencies, net charge-offs in credit card and loan receivables and increases to our allowance for loan loss.
●	Deferral of short-term programs or the inability to source or deliver rewards for these programs across borders may reduce or defer revenue or increase our costs of operations.
●	Reduced demand for hospitality, airline and other travel-related rewards within our AIR MILES Reward Program due to the multiple COVID-19 restrictions noted negatively impacts redemption revenue as collectors both changed existing reward travel and are unable to schedule future reward travel with any certainty as to the duration of restrictions.
●	Volatility in the financial markets may increase our cost of capital and/or limit its availability, and prolonged periods of increased financial stress enhance the potential for a rating downgrade on our asset-backed debt, the occurrence of early amortization events as well as non-compliance with financial covenants or other events of default across our significant asset-backed and other indebtedness.
●	Increased operational risk, including impacts to our data and call center network integrity and availability in addition to heightened cybercriminal activity and other payment fraud risk in this environment of e-commerce and online banking reliance, may affect our ability to timely and effectively meet the needs of both our clients and cardholders across our lines of business.
●	Increased risks to the health and safety of our associates and that of our third-party vendors may impact our ability to maintain service levels for our partners.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and liquidity, many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 may also be heightened. The complete impact of COVID-19 on our business, results of operations, financial condition and liquidity remains dependent on future developments, including the duration, or any continued recurrence, of the pandemic and the related length and severity of its impact on the global economy, which cannot be predicted at this time.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2020:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2020:
January 1-31	2,956	$111.40	—	$347.8
February 1-29	4,110	97.99	—	347.8
March 1-31	35,750	38.13	—	347.8
Total	42,816	$48.94	—	$347.8
(1)	During the period represented by the table, 42,816 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.
(2)	In 2019, our Board of Directors authorized a new stock repurchase program to acquire up to $1.1 billion of our outstanding common stock from July 5, 2019 through June 30, 2020. Our authorization is subject to any restrictions pursuant to the terms of our credit agreements and applicable securities laws or otherwise. On April 23, 2020, we announced the suspension of our stock repurchase program and do not intend to make further purchases prior to its termination.

Item 3.    Defaults Upon Senior Securities.

None

Index

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a) None

(b) None

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.3	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

+10.1	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2020 grant EBT).	8-K	10.1	2/20/20

+10.2	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2020 grant rTSR).	8-K	10.2	2/20/20

+10.3	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2020 grant Strategic).	8-K	10.3	2/20/20

10.4	(b) (c) (d)	Amendment to Third Amended and Restated Service Agreement, dated as of February 20, 2020, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	2/25/20

10.5	(a)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of February 13, 2020, by and among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	10-K	10.125	2/28/20

#10.6	(a)	Secured Facilities Agreement, dated as of April 3, 2020, by and among Brand Loyalty Group B.V. and certain subsidiaries parties thereto, as borrowers and guarantors, Deutsche Bank AG, Amsterdam Branch (as Arranger) and Coöperatieve Rabobank U.A. (as Arranger, Agent and Security Agent).	8-K	10.1	4/8/20

Index

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)

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

The following financial information from Alliance Data Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Management contract, compensatory plan or arrangement

# Pursuant to Item 601 (b)(10)(iv) of Regulation S-K, certain identified information has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the registrant if publicly disclosed. Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Registrant hereby undertakes to furnish supplementally an unredacted copy of the exhibit or a copy of any omitted schedule upon request by the U.S. Securities and Exchange Commission.

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

Date: May 6, 2020
	By:	/s/ LAURA SANTILLAN
Laura Santillan
Senior Vice President and Chief Accounting Officer

Date: May 6, 2020