Form 10-Q
period 2020-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2020-08-04
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 23, 2020, 47,715,021 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019

	(in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$4,960.0	$3,874.4
Accounts receivable, net, less allowance for doubtful accounts ($3.8 and $3.4 at June 30, 2020 and December 31, 2019, respectively)	428.5	451.1
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	10,714.7	13,504.2
Other credit card and loan receivables	5,094.3	5,958.9
Total credit card and loan receivables	15,809.0	19,463.1
Allowance for loan loss	(2,096.3)	(1,171.1)
Credit card and loan receivables, net	13,712.7	18,292.0
Credit card receivables held for sale	83.1	408.0
Inventories, net	194.0	218.0
Other current assets	648.4	268.4
Redemption settlement assets, restricted	617.5	600.8
Total current assets	20,644.2	24,112.7
Property and equipment, net	255.5	282.3
Right of use assets - operating	249.4	264.3
Deferred tax asset, net	46.1	45.2
Intangible assets, net	109.6	153.3
Goodwill	944.3	954.9
Other non-current assets	618.3	682.1
Total assets	$22,867.4	$26,494.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$263.5	$300.8
Accrued expenses	239.5	327.8
Current operating lease liabilities	21.2	22.6
Current portion of deposits	7,107.3	6,942.4
Current portion of non-recourse borrowings of consolidated securitization entities	2,613.0	3,030.8
Current portion of long-term and other debt	101.3	101.4
Other current liabilities	238.9	338.3
Deferred revenue	793.3	807.9
Total current liabilities	11,378.0	11,872.0
Deferred revenue	101.0	114.1
Deferred tax liability, net	51.9	80.0
Long-term operating lease liabilities	278.3	291.7
Deposits	4,114.2	5,209.3
Non-recourse borrowings of consolidated securitization entities	2,394.6	4,253.2
Long-term and other debt	3,101.8	2,748.5
Other liabilities	293.0	337.7
Total liabilities	21,712.8	24,906.5
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 115.1 and 115.0 shares at June 30, 2020 and December 31, 2019, respectively	1.2	1.1
Additional paid-in capital	3,267.7	3,257.7
Treasury stock, at cost, 67.4 shares at each of June 30, 2020 and December 31, 2019, respectively	(6,733.9)	(6,733.9)
Retained earnings	4,707.1	5,163.3
Accumulated other comprehensive loss	(87.5)	(99.9)
Total stockholders’ equity	1,154.6	1,588.3
Total liabilities and stockholders’ equity	$22,867.4	$26,494.8

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions, except per share amounts)
Revenues
Services	$37.9	$66.4	$84.5	$139.7
Redemption, net	84.7	153.7	205.6	265.5
Finance charges, net	856.7	1,128.4	2,071.0	2,277.5
Total revenue	979.3	1,348.5	2,361.1	2,682.7
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	492.8	654.8	992.1	1,295.3
Provision for loan loss	250.1	257.3	906.0	509.5
General and administrative	20.4	57.3	44.3	95.5
Depreciation and other amortization	20.3	19.3	37.7	39.9
Amortization of purchased intangibles	21.0	22.5	42.4	48.3
Total operating expenses	804.6	1,011.2	2,022.5	1,988.5
Operating income	174.7	337.3	338.6	694.2
Interest expense
Securitization funding costs	42.7	51.6	92.6	108.8
Interest expense on deposits	58.9	53.2	119.2	102.0
Interest expense on long-term and other debt, net	26.1	38.7	54.4	76.6
Total interest expense, net	127.7	143.5	266.2	287.4
Income from continuing operations before income taxes	47.0	193.8	72.4	406.8
Provision for income taxes	8.6	51.4	4.0	86.1
Income from continuing operations	$38.4	$142.4	$68.4	$320.7
Loss from discontinued operations, net of taxes	—	(3.4)	—	(32.6)
Net income	$38.4	$139.0	$68.4	$288.1

Basic income (loss) per share (Note 3):
Income from continuing operations	$0.81	$2.72	$1.44	$6.08
Loss from discontinued operations	$—	$(0.07)	$—	$(0.62)
Net income per share	$0.81	$2.65	$1.44	$5.46

Diluted income (loss) per share (Note 3):
Income from continuing operations	$0.81	$2.71	$1.43	$6.07
Loss from discontinued operations	$—	$(0.07)	$—	$(0.62)
Net income per share	$0.81	$2.64	$1.43	$5.45

Weighted average shares (Note 3):
Basic	47.6	51.3	47.6	52.1
Diluted	47.7	52.6	47.7	52.9

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Net income	$38.4	$139.0	$68.4	$288.1

Other comprehensive income:
Unrealized gain on securities available-for-sale	13.5	6.2	16.1	16.2
Tax expense	(0.1)	(0.8)	(1.1)	(1.8)
Unrealized gain on securities available-for-sale, net of tax	13.4	5.4	15.0	14.4

Unrealized loss on cash flow hedges	(1.1)	(0.1)	(0.7)	(0.2)
Tax benefit	0.3	—	0.2	—
Unrealized loss on cash flow hedges, net of tax	(0.8)	(0.1)	(0.5)	(0.2)

Unrealized gain (loss) on net investment hedge	—	(9.6)	—	6.5
Tax benefit (expense)	—	2.3	—	(1.6)
Unrealized gain (loss) on net investment hedge, net of tax	—	(7.3)	—	4.9

Foreign currency translation adjustments (inclusive of deconsolidation of $3.8 million related to sale of a business for the six months ended June 30, 2020)	18.0	8.2	(2.1)	(2.7)

Other comprehensive income, net of tax	30.6	6.2	12.4	16.4

Total comprehensive income, net of tax	$69.0	$145.2	$80.8	$304.5

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2020	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at April 1, 2020	115.0	$1.2	—	$—	$3,259.7	$(6,733.9)	$4,678.8	$(118.1)	$1,087.7
Net income	—	—	—	—	—	—	38.4	—	38.4
Other comprehensive income	—	—	—	—	—	—	—	30.6	30.6
Stock-based compensation	—	—	—	—	6.2	—	—	—	6.2
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	—	—	(10.1)	—	(10.1)
Other	0.1	—	—	—	1.8	—	—	—	1.8
Balance at June 30, 2020	115.1	$1.2	—	$—	$3,267.7	$(6,733.9)	$4,707.1	$(87.5)	$1,154.6

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2019	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at April 1, 2019	113.2	$1.1	—	$—	$3,177.0	$(5,938.5)	$5,127.8	$(127.9)	$2,239.5
Net income	—	—	—	—	—	—	139.0	—	139.0
Other comprehensive income	—	—	—	—	—	—	—	6.2	6.2
Stock-based compensation	—	—	—	—	31.2	—	—	—	31.2
Issuance of preferred stock	—	—	0.2	—	42.1	(42.1)	—	—	—
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	—	—	(33.5)	—	(33.5)
Other	0.1	—	—	—	9.3	—	—	—	9.3
Balance at June 30, 2019	113.3	$1.1	0.2	$—	$3,259.6	$(5,980.6)	$5,233.3	$(121.7)	$2,391.7

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (CONTINUED)

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2020	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at December 31, 2019	115.0	$1.1	—	$—	$3,257.7	$(6,733.9)	$5,163.3	$(99.9)	$1,588.3
Net income	—	—	—	—	—	—	68.4	—	68.4
Cumulative effect adjustment to retained earnings in accordance with ASU 2016-13	—	—	—	—	—	—	(485.0)	—	(485.0)
Other comprehensive income	—	—	—	—	—	—	—	12.4	12.4
Stock-based compensation	—	—	—	—	11.0	—	—	—	11.0
Dividends and dividend equivalent rights declared ($0.63 per common share for the three months ended March 31, 2020 and $0.21 per common share for the three months ended June 30, 2020)	—	—	—	—	—	—	(39.6)	—	(39.6)
Other	0.1	0.1	—	—	(1.0)	—	—	—	(0.9)
Balance at June 30, 2020	115.1	$1.2	—	$—	$3,267.7	$(6,733.9)	$4,707.1	$(87.5)	$1,154.6

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2019	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at December 31, 2018	113.0	$1.1	—	$—	$3,172.4	$(5,715.7)	$5,012.4	$(138.1)	$2,332.1
Net income	—	—	—	—	—	—	288.1	—	288.1
Other comprehensive income	—	—	—	—	—	—	—	16.4	16.4
Stock-based compensation	—	—	—	—	51.3	—	—	—	51.3
Issuance of preferred stock	—	—	0.2	—	42.1	(42.1)	—	—	—
Repurchases of common stock	—	—	—	—	—	(222.8)	—	—	(222.8)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	—	—	(67.2)	—	(67.2)
Other	0.3	—	—	—	(6.2)	—	—	—	(6.2)
Balance at June 30, 2019	113.3	$1.1	0.2	$—	$3,259.6	$(5,980.6)	$5,233.3	$(121.7)	$2,391.7

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2020	2019

	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68.4	$288.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.1	161.5
Deferred income taxes	131.4	(47.6)
Provision for loan loss	906.0	509.5
Non-cash stock compensation	11.0	51.3
Amortization of deferred financing costs	18.3	22.1
Asset impairment charges	34.2	15.6
Change in operating assets and liabilities, net of sale of business	(179.8)	(38.3)
Other	(2.1)	127.5
Net cash provided by operating activities	1,067.5	1,089.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(18.7)	(2.0)
Change in credit card and loan receivables	3,053.4	(20.9)
Proceeds from sale of business	25.4	—
Proceeds from sale of credit card portfolios	289.5	539.3
Purchase of credit card portfolios	—	(936.5)
Payments for acquired businesses, net of cash	—	(6.7)
Capital expenditures	(26.1)	(92.2)
Purchases of other investments	(14.8)	(13.0)
Maturities/sales of other investments	31.2	11.2
Other	0.1	6.5
Net cash provided by (used in) investing activities	3,340.0	(514.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	650.0	2,077.3
Repayments of borrowings	(300.7)	(1,974.8)
Non-recourse borrowings of consolidated securitization entities	350.0	2,193.3
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(2,630.0)	(3,117.2)
Net (decrease) increase in deposits	(936.4)	742.8
Payment of deferred financing costs	(3.0)	(18.8)
Dividends paid	(40.4)	(67.0)
Purchase of treasury shares	—	(222.8)
Other	(1.1)	(9.4)
Net cash used in financing activities	(2,911.6)	(396.6)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.9)	8.2

Change in cash, cash equivalents and restricted cash	1,493.0	187.0
Cash, cash equivalents and restricted cash at beginning of period	3,958.1	3,967.7
Cash, cash equivalents and restricted cash at end of period	$5,451.1	$4,154.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$276.6	$323.6
Income taxes paid, net	$49.9	$139.7

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

2. REVENUE

The Company’s products and services are reported under two segments—LoyaltyOne and Card Services, as shown below. The following tables present revenue disaggregated by major source:

			Corporate/
Three Months Ended June 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$61.6	$—	$—	$61.6
Short-term loyalty programs	84.8	—	—	84.8
Servicing fees, net	—	(28.5)	—	(28.5)
Other	1.6	—	—	1.6
Revenue from contracts with customers	$148.0	$(28.5)	$—	$119.5

Finance charges, net	—	856.7	—	856.7
Investment income	3.1	—	—	3.1
Total	$151.1	$828.2	$—	$979.3

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Three Months Ended June 30, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$71.4	$—	$—	$71.4
Short-term loyalty programs	153.1	—	—	153.1
Servicing fees, net	—	(31.5)	—	(31.5)
Other	23.9	—	0.1	24.0
Revenue from contracts with customers	$248.4	$(31.5)	$0.1	$217.0

Finance charges, net	—	1,128.4	—	1,128.4
Investment income	3.1	—	—	3.1
Total	$251.5	$1,096.9	$0.1	$1,348.5

			Corporate/
Six Months Ended June 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$132.9	$—	$—	$132.9
Short-term loyalty programs	205.1	—	—	205.1
Servicing fees, net	—	(59.1)	—	(59.1)
Other	4.9	—	—	4.9
Revenue from contracts with customers	$342.9	$(59.1)	$—	$283.8

Finance charges, net	—	2,071.0	—	2,071.0
Investment income	6.3	—	—	6.3
Total	$349.2	$2,011.9	$—	$2,361.1

			Corporate/
Six Months Ended June 30, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$142.8	$—	$—	$142.8
Short-term loyalty programs	262.7	—	—	262.7
Servicing fees, net	—	(50.2)	—	(50.2)
Other	43.7	—	0.1	43.8
Revenue from contracts with customers	$449.2	$(50.2)	$0.1	$399.1

Finance charges, net	—	2,277.5	—	2,277.5
Investment income	6.1	—	—	6.1
Total	$455.3	$2,227.3	$0.1	$2,682.7

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables present revenue disaggregated by geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

			Corporate/
Three Months Ended June 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$4.2	$828.2	$—	$832.4
Canada	64.7	—	—	64.7
Europe, Middle East and Africa	50.7	—	—	50.7
Asia Pacific	13.4	—	—	13.4
Other	18.1	—	—	18.1
Total	$151.1	$828.2	$—	$979.3

			Corporate/
Three Months Ended June 30, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$9.5	$1,096.9	$0.1	$1,106.5
Canada	85.4	—	—	85.4
Europe, Middle East and Africa	117.6	—	—	117.6
Asia Pacific	24.2	—	—	24.2
Other	14.8	—	—	14.8
Total	$251.5	$1,096.9	$0.1	$1,348.5

			Corporate/
Six Months Ended June 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$6.3	$2,011.9	$—	$2,018.2
Canada	143.8	—	—	143.8
Europe, Middle East and Africa	119.3	—	—	119.3
Asia Pacific	50.4	—	—	50.4
Other	29.4	—	—	29.4
Total	$349.2	$2,011.9	$—	$2,361.1

			Corporate/
Six Months Ended June 30, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$15.9	$2,227.3	$0.1	$2,243.3
Canada	174.4	—	—	174.4
Europe, Middle East and Africa	199.0	—	—	199.0
Asia Pacific	41.7	—	—	41.7
Other	24.3	—	—	24.3
Total	$455.3	$2,227.3	$0.1	$2,682.7

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Contract Liabilities

The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES® reward mile and the reward products for its short-term loyalty programs.

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total

	(in millions)
Balance at January 1, 2020	$258.6	$663.4	$922.0
Cash proceeds	80.1	135.1	215.2
Revenue recognized (1)	(94.5)	(108.5)	(203.0)
Other	—	0.4	0.4
Effects of foreign currency translation	(11.4)	(28.9)	(40.3)
Balance at June 30, 2020	$232.8	$661.5	$894.3
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$131.8	$661.5	$793.3
Deferred revenue (non-current)	$101.0	$—	$101.0
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $78.6 million in 2020, $94.9 million in 2021, $50.2 million in 2022, and $9.1 million in 2023.

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2020 was $122.8 million and the closing balance as of June 30, 2020 was $73.9 million, with the change due to revenue recognized of approximately $151.9 million during the six months ended June 30, 2020, offset in part by cash payments received in advance of program performance.

Contract Costs

The Company recognizes an asset for the incremental costs of obtaining or fulfilling a contract with the retailer for a credit card program agreement to the extent it expects to recover those costs, in accordance with ASC 340-40, “Other Assets and Deferred Costs.” Contract costs are deferred and amortized on a straight-line basis over the respective term of the agreement, which represents the period of service. Depending on the nature of the contract costs, the amortization is recorded as a reduction to revenue, or costs of operations, in the Company’s unaudited condensed consolidated statements of income. As of December 31, 2019, the remaining unamortized contract costs were $406.8 million and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

The Company performs an impairment assessment when events or changes in circumstances indicate that the carrying amount of contract costs may not be recoverable. Due to deteriorated economic conditions from COVID-19 resulting in retail store closures and a significant decline in credit sales, the Company’s impairment assessment for certain of its deferred contract costs as of June 30, 2020 resulted in an asset impairment charge within its Card Services segment of $31.1 million that is included in cost of operations in its unaudited condensed consolidated statements of income. As of June 30, 2020, the remaining unamortized contract costs were $349.9 million and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions, except per share amounts)
Basic income per share:
Numerator:
Income from continuing operations	$38.4	$142.4	$68.4	$320.7
Less: Dividends declared on preferred stock	—	0.9	—	0.9
Less: Allocation of undistributed earnings	—	2.4	—	2.7
Income from continuing operations - basic	38.4	139.1	68.4	317.1
Loss from discontinued operations, net of tax	—	(3.4)	—	(32.6)
Net income - basic	$38.4	$135.7	$68.4	$284.5

Denominator:
Weighted average shares, basic	47.6	51.3	47.6	52.1

Basic income (loss) attributable to common stockholders per share:
Income from continuing operations	$0.81	$2.72	$1.44	$6.08
Loss from discontinued operations	$—	$(0.07)	$—	$(0.62)
Net income per share	$0.81	$2.65	$1.44	$5.46

Diluted income per share (1):
Numerator:
Income from continuing operations	$38.4	$142.4	$68.4	$320.7
Loss from discontinued operations, net of tax	—	(3.4)	—	(32.6)
Net income	$38.4	$139.0	$68.4	$288.1

Denominator:
Weighted average shares, basic	47.6	51.3	47.6	52.1
Weighted average effect of dilutive securities:
Shares from assumed conversion of preferred stock	—	1.1	—	0.6
Net effect of dilutive stock options and unvested restricted stock (2)	0.1	0.2	0.1	0.2
Denominator for diluted calculation	47.7	52.6	47.7	52.9

Diluted income (loss) attributable to common stockholders per share:
Income from continuing operations	$0.81	$2.71	$1.43	$6.07
Loss from discontinued operations	$—	$(0.07)	$—	$(0.62)
Net income per share	$0.81	$2.64	$1.43	$5.45
(1)	Computed using the if-converted method, as the result was more dilutive.
(2)	For both the three and six months ended June 30, 2020, 0.3 million restricted stock units were excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive. For the three and six months ended June 30, 2019, 0.2 million and 0.3 million of restricted stock units, respectively, were excluded from the calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For the three and six months ended June 30, 2019, the Company’s calculation of basic and diluted EPS was computed using the two-class method for those periods in which participating securities were outstanding. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

4. DISPOSITION

On January 10, 2020, the Company sold Precima®, a provider of retail strategy and customer data applications and analytics, to Nielsen Holdings plc for total consideration of $43.8 million. The purchase and sale agreement provides for $10.0 million in contingent consideration based upon the occurrence of specified events and performance of the business, with two earnout determination dates in September 2020 and September 2021, respectively. The Company estimated the fair value of the contingent purchase price at approximately $6.5 million, which is included in the total consideration below. As of June 30, 2020, the estimated fair value of the contingent purchase price remains $6.5 million. Precima was included in the Company’s LoyaltyOne segment. The pre-tax gain was recorded in cost of operations in the Company’s unaudited condensed consolidated statements of income.

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

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in millions)	(in millions)
Revenue	$491.8	$999.6
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	465.5	908.9
Depreciation and other amortization	0.7	29.7
Amortization of purchased intangibles	—	43.5
Interest expense (1)	32.0	64.1
Loss before benefit from income taxes	(6.4)	(46.6)
Benefit from income taxes (1)	(3.0)	(14.0)
Loss from discontinued operations, net of taxes (2)	$(3.4)	$(32.6)
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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Company’s $500.0 million mandatory repayment of its revolving line of credit and $1.9 billion in senior notes outstanding.
(2)	Reflects the results of operations of the Company’s former Epsilon segment, direct costs identifiable to the Epsilon segment and the allocation of interest expense on corporate debt.

Depreciation and amortization and capital expenditures from discontinued operations for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in millions)	(in millions)
Depreciation and amortization	$0.7	$73.2
Capital expenditures	$49.0	$55.8

6. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	June 30,	December 31,
	2020	2019

	(in millions)
Principal receivables	$14,975.4	$18,413.1
Billed and accrued finance charges	759.8	977.3
Other	73.8	72.7
Total credit card and loan receivables	15,809.0	19,463.1
Less: Credit card receivables – restricted for securitization investors	10,714.7	13,504.2
Other credit card and loan receivables	$5,094.3	$5,958.9

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

ASC 326 requires entities to use a “pooled” approach to estimate expected credit losses for financial assets with similar risk characteristics. As part of its CECL implementation, the Company evaluated multiple risk characteristics of its credit card and loan receivables portfolio, and determined delinquency status and credit quality to be the most significant characteristics for estimating expected credit losses. To estimate its allowance for loan loss, the Company segregates its credit card and loan receivables into four groups with similar risk characteristics, on the basis of delinquency status and credit quality risk score. These risk characteristics are evaluated on at least an annual basis, or more frequently as facts and circumstances warrant. The Company’s credit card and loan receivables do not have stated maturities and therefore prepayments are not factored into the determination of the estimated life of the credit card and loan receivables. In determining the estimated life of a credit card and loan receivable, payments were applied to the measurement date balance with no payments allocated to future purchase activity. The Company uses a combination of First In First Out (“FIFO”) and the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (“CARD Act”) methodology to model balance paydown.

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

In estimating its allowance for loan loss, for each identified group, management utilizes various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models utilize historical data and applicable macroeconomic variables with statistical analysis and behavioral relationships with credit performance. The Company’s quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. Management utilizes a third party service to analyze a number of scenarios, but uses one scenario to determine the macroeconomic variables over the forecast period. The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card and loan receivables, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the allowance for loan loss reflects the Company’s best estimate of current expected credit losses. As permitted by ASC 326, the Company excludes unbilled finance charges from its amortized cost basis of credit card and loan receivables. At June 30, 2020, unbilled finance charges were $226.4 million and included in other credit card and loan receivables in the Company’s unaudited condensed consolidated balance sheet.

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Balance at beginning of period	$2,150.8	$1,021.1	$1,171.1	$1,038.3
Adoption of ASC 326 (1)	—	—	644.0	—
Provision for loan loss	250.1	257.3	906.0	509.5
Change in estimate for uncollectible unpaid interest and fees	—	(10.0)	—	(10.0)
Recoveries	56.9	56.7	124.8	116.5
Principal charge-offs	(361.5)	(314.2)	(749.6)	(643.4)
Balance at end of period	$2,096.3	$1,010.9	$2,096.3	$1,010.9
(1)	Recorded January 1, 2020 through a cumulative-effect adjustment to retained earnings, net of taxes.

During the three months ended June 30, 2020, the decrease in the allowance for loan loss was due to a decline in credit card and loan receivables and improved delinquencies, offset in part by worsening macroeconomic variables. During the six months ended June 30, 2020, the increase in the allowance for loan loss was due to a $644.0 million cumulative-effect adjustment for the adoption of ASC 326 as well as deterioration of the macroeconomic outlook due to COVID-19. Additionally, the worsening macroeconomic environment also increased the principal charge-offs for the three and six months ended June 30, 2020 as compared to the same respective periods in the prior year.

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

Charge-offs for unpaid interest and fees were $197.7 million and $193.8 million for the three months ended June 30, 2020 and 2019, respectively, and $429.6 million and $412.6 million for the six months ended June 30, 2020 and 2019, respectively.

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

The following table presents the amortized cost basis of the aging analysis of the Company’s credit card and loan receivables portfolio:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Loan Receivables
	31 to 60 days delinquent	61 to 90 days delinquent	91 or more days delinquent	Total delinquent	Current	Total

	(in millions)
As of June 30, 2020	$228.7	$148.8	$471.4	$848.9	$14,637.7	$15,486.6

As of December 31, 2019	$399.1	$293.9	$698.4	$1,391.4	$17,656.4	$19,047.8

Modified Credit Card Receivables

Forbearance Programs

In response to the COVID-19 pandemic, the Company offered forbearance programs to affected cardholders, which provide for short-term modifications in the form of payment deferrals and late fee waivers to borrowers who were current as of their most recent billing cycle prior to April 2020. Specifically, the Company provided for late fee waivers and payment deferrals for up to two months for approximately $1.8 billion of credit card and loan receivables, based on the balance in the month of enrollment, through June 30, 2020 and the extension of certain promotional plans of approximately $89.0 million for up to three months. As of June 30, 2020, the credit card and loan receivables in these deferred forbearance programs was approximately $534.8 million. Additionally, the Company instituted two short-term programs with durations of three and six months, which provide concessions consisting primarily of a reduced minimum payment and an interest rate reduction, the balance of which was $58.6 million as of June 30, 2020.

As these short-term modifications were made in response to COVID-19 to borrowers who were current prior to any relief, these are not considered troubled debt restructurings under the Interagency Statement guidance on certain loan modifications and an interpretation of ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors.”

Troubled Debt Restructurings

The Company holds certain credit card receivables for which the terms have been modified. The Company’s modified credit card receivables include credit card receivables for which temporary hardship concessions have been granted and credit card receivables in permanent workout programs. These modified credit card receivables include

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card receivables if the credit cardholder complies with the terms of the program. Additionally, the Company instituted two temporary hardship programs with durations of three and six months with similar terms to our short-term forbearance programs, for borrowers who were not current as of their most recent billing cycle prior to April 2020. As of June 30, 2020, the outstanding balance of credit card and loan receivables in these two short-term temporary hardship programs treated as troubled debt restructurings totaled approximately $28.6 million and are included in the troubled debt restructuring tables below.

Troubled debt restructuring concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments. In the case of the temporary hardship programs, at the end of the concession period, credit card receivable terms revert to standard rates. These arrangements are automatically terminated if the customer fails to make payments in accordance with the terms of the program, at which time their account reverts back to its original terms. Credit card receivables for which temporary hardship and permanent concessions were granted are each considered troubled debt restructurings and are collectively evaluated for impairment.

The Company had $430.7 million and $308.7 million, respectively, as a recorded investment in impaired credit card receivables as of June 30, 2020 and December 31, 2019, respectively, which represented less than 3% of the Company’s total credit card receivables. The average recorded investment in impaired credit card receivables was $387.5 million and $290.5 million for the three months ended June 30, 2020 and 2019, respectively, and $351.1 million and $294.1 million for the six months ended June 30, 2020 and 2019, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $7.1 million and $6.0 million for the three months ended June 30, 2020 and 2019, respectively, and $12.6 million and $11.7 million for the six months ended June 30, 2020 and 2019, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following table provides information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance

(Dollars in millions)
Troubled debt restructurings – credit card receivables	95,454	$156.1	$155.8	170,519	$268.9	$268.5

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance

(Dollars in millions)
Troubled debt restructurings – credit card receivables	58,210	$86.7	$86.6	128,504	$191.0	$190.7

The table below summarizes troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance

(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	21,606	$31.2	53,276	$75.3

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance

(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	29,439	$39.9	79,895	$105.3

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. The following table reflects the composition of the Company’s credit card and loan receivables on an amortized cost basis by obligor credit quality as of June 30, 2020 and December 31, 2019:

	Amortized Cost Revolving Credit Card and Loan Receivables
	June 30, 2020		December 31, 2019
		Percentage of		Percentage of
		Amortized		Amortized
Probability of an Account Becoming 91 or More Days Past	Amortized	Cost Basis	Amortized	Cost Basis
Due or Becoming Charged-off (within the next 12 months)	Cost Basis	Outstanding	Cost Basis	Outstanding

	(in millions, except percentages)
No Score	$168.0	1.1%	$298.4	1.6%
27.1% and higher	1,444.8	9.3	1,648.8	8.7
17.1% - 27.0%	961.2	6.2	1,108.5	5.8
12.6% - 17.0%	950.9	6.1	1,171.7	6.2
3.7% - 12.5%	6,582.1	42.5	8,292.1	43.5
1.9% - 3.6%	2,698.6	17.4	3,375.3	17.7
Lower than 1.9%	2,681.0	17.4	3,153.0	16.5
Total	$15,486.6	100.0%	$19,047.8	100.0%

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

Portfolios Held for Sale

The Company has certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $83.1 million and $408.0 million as of June 30, 2020 and December 31, 2019, respectively.

During the six months ended June 30, 2020, the Company sold a credit card portfolio for cash consideration of approximately $289.5 million and recognized a gain of approximately $20.4 million on the transaction, which was recorded in cost of operations in the Company’s unaudited condensed consolidated statements of income.

During the six months ended June 30, 2019, the Company sold four credit card portfolios for cash consideration of approximately $539.3 million and recognized approximately $1.8 million in net gains on the transactions, which were recorded in cost of operations in the Company’s unaudited condensed consolidated statements of income. Additionally, during the six months ended June 30, 2019, the Company transferred one credit card portfolio totaling approximately $510.3 million into credit card receivables held for sale.

The Company recorded portfolio valuation adjustments, which are reflected in cost of operations in the Company’s unaudited condensed consolidated statements of income, of $2.1 million and $40.1 million for the three months ended

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

June 30, 2020 and 2019, respectively, and $6.3 million and $100.0 million for the six months ended June 30, 2020 and 2019, respectively.

Portfolio Acquisitions

During the six months ended June 30, 2019, the Company acquired four credit card portfolios for purchase prices totaling approximately $936.5 million. No portfolio acquisitions were made during the six months ended June 30, 2020.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore not reflected in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2020 and 2019.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	June 30,	December 31,
	2020	2019

	(in millions)
Total credit card receivables – restricted for securitization investors	$10,714.7	$13,504.2
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$213.0	$321.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Net charge-offs of securitized principal	$215.1	$224.6	$454.6	$464.1

7. INVENTORIES, NET

Inventories, net of $194.0 million and $218.0 million at June 30, 2020 and December 31, 2019, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

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

	June 30, 2020				December 31, 2019
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
Marketable securities	$240.5	$7.2	$—	$247.7	$257.2	$3.0	$(0.4)	$259.8
Total	$240.5	$7.2	$—	$247.7	$257.2	$3.0	$(0.4)	$259.8

There were no unrealized losses at June 30, 2020, and the following table shows the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Marketable securities	$18.8	$(0.2)	$13.1	$(0.2)	$31.9	$(0.4)
Total	$18.8	$(0.2)	$13.1	$(0.2)	$31.9	$(0.4)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at June 30, 2020 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in millions)
Due in one year or less	$41.0	$41.0
Due after one year through five years	1.4	1.4
Due after five years through ten years	—	—
Due after ten years	198.1	205.3
Total	$240.5	$247.7

Market values were determined for each individual security in the investment portfolio. Effective January 1, 2020, the Company adopted ASC 326, which replaced the other-than-temporary impairment model for available-for-sale debt securities. For available-for-sale debt securities in which fair value is less than cost, ASC 326 requires that credit-related impairment, if any, be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of June 30, 2020, the Company does not consider its investments to be impaired.

There were no realized gains or losses from the sale of investment securities for the three or six months ended June 30, 2020 and 2019.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	June 30, 2020				December 31, 2019
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
Restricted cash	$49.9	$—	$—	$49.9	$39.3	$—	$—	$39.3
Mutual funds	24.7	—	—	24.7	25.1	—	—	25.1
Corporate bonds	531.0	12.1	(0.2)	542.9	536.0	2.4	(2.0)	536.4
Total	$605.6	$12.1	$(0.2)	$617.5	$600.4	$2.4	$(2.0)	$600.8

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2020
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Corporate bonds	$25.0	$(0.2)	$3.7	$—	$28.7	$(0.2)
Total	$25.0	$(0.2)	$3.7	$—	$28.7	$(0.2)

	December 31, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Corporate bonds	$166.6	$(1.3)	$155.1	$(0.7)	$321.7	$(2.0)
Total	$166.6	$(1.3)	$155.1	$(0.7)	$321.7	$(2.0)

The amortized cost and estimated fair value of the securities at June 30, 2020 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in millions)
Due in one year or less	$107.0	$107.4
Due after one year through five years	420.0	431.0
Due after five year through ten years	28.7	29.2
Total	$555.7	$567.6

Market values were determined for each individual security in the investment portfolio. Effective January 1, 2020, the Company adopted ASC 326, which replaced the other-than-temporary impairment model for available-for-sale debt securities. For available-for-sale debt securities in which fair value is less than cost, ASC 326 requires that credit-related impairment, if any, be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of June 30, 2020, the Company does not consider its investments to be impaired.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2020. Realized losses from the sale of investment securities for the three and six months ended June 30, 2019 were de minimis.

10. LEASES

The Company has operating leases for general office properties, warehouses, data centers, call centers, automobiles and certain equipment. As of June 30, 2020, the Company’s leases have remaining lease terms of less than 1 year to 18 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Operating lease cost	$9.9	$10.4	$20.2	$20.7
Short-term lease cost	0.2	0.6	0.5	1.2
Variable lease cost	2.9	1.7	3.1	3.6
Total	$13.0	$12.7	$23.8	$25.5

Other information related to leases was as follows:

	June 30,	June 30,
	2020	2019
Weighted-average remaining lease term (in years):
Operating leases	11.2	11.6
Weighted-average discount rate:
Operating leases	5.2%	5.2%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.3	$10.3	$25.7	$25.6
Right of use assets obtained in exchange for lease obligations:
Operating leases	$0.2	$1.2	$2.8	$9.8

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Maturities of the lease liabilities as of June 30, 2020 were as follows:

Operating
Year	Leases
(in millions)
2020 (excluding the six months ended June 30, 2020)	$16.3
2021	39.6
2022	38.6
2023	37.0
2024	34.9
Thereafter	237.0
Total undiscounted lease liabilities	403.4
Less: Amount representing interest	(103.9)
Total present value of minimum lease payments	$299.5

Amounts recognized in the June 30, 2020 consolidated balance sheet:
Current operating lease liabilities	$21.2
Long-term operating lease liabilities	278.3
Total	$299.5

The Company evaluates its right of use assets for impairment in accordance with ASC 360, “Property, Plant and Equipment,” when events or changes in circumstances indicate that a right of use asset’s carrying amount may not be recoverable. For the three months ended June 30, 2020, the Company performed an impairment assessment for the right of use asset associated with one of its locations that it ceased use with the intent to sublease. As a result of this impairment assessment, the Company recorded an asset impairment charge within its Card Services segment of $3.1 million, which is included in cost of operations in its unaudited condensed consolidated statements of income. As a result of COVID-19, the Company is evaluating potential office consolidations or closures.

11. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2020
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in millions)
Finite Lived Assets
Customer contracts and lists	$325.7	$(302.5)	$23.2	7 years—straight line
Premium on purchased credit card portfolios	176.4	(96.7)	79.7	1-13 years—straight line
Collector database	51.5	(50.8)	0.7	5 years—straight line
Tradenames	31.9	(27.1)	4.8	8-15 years—straight line
	$585.5	$(477.1)	$108.4
Indefinite Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$586.7	$(477.1)	$109.6

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

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in millions)
2020 (excluding the six months ended June 30, 2020)	$39.3
2021	22.2
2022	17.5
2023	12.8
2024	10.7
Thereafter	5.9

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne	Card Services	Total

	(in millions)
Balance at January 1, 2020	$690.9	$264.0	$954.9
Goodwill related to sale of Precima	(3.2)	—	(3.2)
Effects of foreign currency translation	(7.4)	—	(7.4)
Balance at June 30, 2020	$680.3	$264.0	$944.3

Approximately $3.2 million of LoyaltyOne goodwill was allocated to Precima upon sale in January 2020, based on a relative fair value allocation of the businesses.

The Company tests goodwill for impairment annually, as of July 31, or when events and circumstances change that would indicate the carrying value may not be recoverable. As of June 30, 2020, the Company does not believe it is more likely than not that the fair value of its reporting units is less than its carrying amount. However, in light of the COVID-19 pandemic and current uncertainty in the macroeconomic environment, future deterioration in the economy could adversely impact the Company’s reporting units and result in a goodwill impairment.

12. RESTRUCTURING AND OTHER CHARGES

In 2019, the Company, under the direction of the Board of Directors, evaluated the cost structure and executed on certain cost saving initiatives at each segment. These charges included restructuring and other exit activities related to reductions in force, terminations of certain product lines, reduction or closure of certain leased office space, asset impairments, changes in management structure and fundamental reorganizations that affect the nature and focus of operations. Restructuring and other charges incurred at the Corporate segment were recorded to general and administrative expense in the Company’s unaudited condensed consolidated statements of income, and restructuring and other charges incurred in the LoyaltyOne and Card Services segments were recorded to cost of operations in the

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Company’s unaudited condensed consolidated statements of income. These charges related to actions taken in 2019 are not expected to continue in 2020. For the three and six months ended June 30, 2020, the restructuring and other charges incurred relate to changes in the Company’s original estimate and consisted of adjustments to the Company’s liability. The following tables summarize the restructuring and other charges incurred by reportable segment for all restructuring activities for the periods presented.

	Termination	Asset	Lease	Other
Three Months Ended June 30, 2020	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Corporate/Other	$—	$—	$—	$—	$—
LoyaltyOne	0.1	—	—	—	0.1
Card Services	(1.3)	—	—	—	(1.3)
Total	$(1.2)	$—	$—	$—	$(1.2)

	Termination	Asset	Lease	Other
Three Months Ended June 30, 2019	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Corporate/Other	$11.3	$11.1	$—	$—	$22.4
LoyaltyOne	—	—	—	—	—
Card Services	—	—	—	—	—
Total	$11.3	$11.1	$—	$—	$22.4

	Termination	Asset	Lease	Other
Six Months Ended June 30, 2020	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Corporate/Other	$—	$—	$—	$—	$—
LoyaltyOne	0.1	—	—	—	0.1
Card Services	(7.8)	—	—	—	(7.8)
Total	$(7.7)	$—	$—	$—	$(7.7)

	Termination	Asset	Lease	Other
Six Months Ended June 30, 2019	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Corporate/Other	$11.3	$11.1	$—	$—	$22.4
LoyaltyOne	1.3	4.5	—	2.1	7.9
Card Services	—	—	—	—	—
Total	$12.6	$15.6	$—	$2.1	$30.3

The Company’s liability for restructuring and other charges is recognized in accrued expenses and other liabilities in its unaudited condensed consolidated balance sheets. The following table summarizes the activities related to the restructuring and other charges, as discussed above, for the three and six months ended June 30, 2020:

	Termination	Asset	Lease	Other
Three Months Ended June 30, 2020	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Liability as of March 31, 2020	$15.0	$—	$—	$—	$15.0
Adjustments for non-cash charges	(1.2)	—	—	—	(1.2)
Cash payments	(4.5)	—	—	—	(4.5)
Liability as of June 30, 2020	$9.3	$—	$—	$—	$9.3

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Termination	Asset	Lease	Other
Six Months Ended June 30, 2020	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Liability as of January 1, 2020	$34.7	$—	$—	$0.1	$34.8
Adjustments for non-cash charges	(7.7)	—	—	—	(7.7)
Cash payments	(17.7)	—	—	(0.1)	(17.8)
Liability as of June 30, 2020	$9.3	$—	$—	$—	$9.3

The Company’s outstanding liability related to restructuring and other charges is expected to be settled by the end of 2021, with the majority settled in 2020.

13. DEBT

Debt consists of the following:

	June 30,	December 31,
Description	2020	2019	Maturity	Interest Rate

	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$400.0	$—	December 2022	(1)
2017 term loans	1,978.1	2,028.8	December 2022	(2)
BrandLoyalty credit agreement	—	—	April 2023	(3)
Senior notes due 2024	850.0	850.0	December 2024	4.750%
Total long-term and other debt	3,228.1	2,878.8
Less: Unamortized debt issuance costs	25.0	28.9
Less: Current portion	101.3	101.4
Long-term portion	$3,101.8	$2,748.5

Deposits:
Certificates of deposit	$7,239.9	$8,585.2	Various – Jul 2020 to Jun 2025	1.00% to 4.00%
Money market deposits	3,998.7	3,589.8	Non-maturity	(4)
Total deposits	11,238.6	12,175.0
Less: Unamortized debt issuance costs	17.1	23.3
Less: Current portion	7,107.3	6,942.4
Long-term portion	$4,114.2	$5,209.3

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$4,491.0	$4,891.0	Various – Aug 2020 to Sep 2022	2.03% to 3.95%
Conduit asset-backed securities	525.0	2,405.0	Various – Apr 2021 to Jul 2021	(5)
Total non-recourse borrowings of consolidated securitization entities	5,016.0	7,296.0
Less: Unamortized debt issuance costs	8.4	12.0
Less: Current portion	2,613.0	3,030.8
Long-term portion	$2,394.6	$4,253.2
(1)	The interest rate is based upon LIBOR plus an applicable margin. At June 30, 2020, the weighted average interest rate for the revolving line of credit was 1.93%.
(2)	The interest rate is based upon LIBOR plus an applicable margin. The weighted average interest rate for the term loans was 1.93% and 3.30% at June 30, 2020 and December 31, 2019, respectively.
(3)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin.
(4)	The interest rates are based on the Federal Funds rate plus an applicable margin. At June 30, 2020, the interest rates ranged from 0.34% to 3.50%. At December 31, 2019, the interest rates ranged from 1.84% to 3.50%.
(5)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At June 30, 2020, the interest rates ranged from 1.35% to 2.36%. At December 31, 2019, the interest rates ranged from 2.79% to 2.96%.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

At June 30, 2020, the Company was in compliance with its financial covenants.

Long-term and Other Debt

The Company’s credit agreement, as amended, provided for $2,028.8 million in term loans subject to certain principal repayments and a $750.0 million revolving line of credit. As of June 30, 2020, the Company had $1,978.1 million in term loans outstanding with $350.0 million total availability under the revolving line of credit.

BrandLoyalty Credit Agreement

In April 2020, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, terminated its existing facility and entered into a new credit agreement (the “2020 BrandLoyalty Credit Agreement”) that provides for a committed revolving line of credit of €30.0 million ($33.7 million as of June 30, 2020), an uncommitted revolving line of credit of €30.0 million ($33.7 million as of June 30, 2020), and an accordion feature permitting BrandLoyalty to request an increase in either the committed or uncommitted line of credit up to €80.0 million ($89.9 million as of June 30, 2020) in aggregate. Each of the committed and uncommitted revolving line of credit are schedule to mature on April 3, 2023, subject to BrandLoyalty’s request to extend for two additional one-year terms at the absolute discretion of the lenders at the time of such requests.

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

As of June 30, 2020, there were no amounts outstanding under the 2020 BrandLoyalty Credit Agreement.

Non-Recourse Borrowings of Consolidated Securitization Entities

Asset-Backed Term Notes

In May 2020, $450.7 million of Series 2017-A asset-backed term notes, $50.7 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

As of June 30, 2020, the Company collected $415.1 million of principal payments made by its credit cardholders during the accumulation period for the repayment of the Series 2015-B notes, which mature in August 2020. The cash is restricted to the securitization investors and is reflected in other current assets in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2020.

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

As of June 30, 2020, total capacity under the conduit facilities was $4.2 billion, of which $525.0 million had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At June 30, 2020, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of June 30, 2020, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is eight months.

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

The following tables present the fair values of the derivative instruments included within the Company’s unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity

	(in millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$9.5	$0.3	Other current assets	July 2020 to January 2021
Foreign currency exchange hedges	$37.4	$0.9	Other current liabilities	July 2020 to February 2021

	December 31, 2019
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity

	(in millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$5.5	$0.2	Other current assets	January 2020 to February 2020
Foreign currency exchange hedges	$7.8	$0.3	Other current liabilities	February 2020 to July 2020

Derivatives Designated as Hedging Instruments

Losses of $0.8 million and $0.5 million, net of tax, were recognized in other comprehensive income for the three and six months ended June 30, 2020, respectively, and losses of $0.1 million and $0.2 million, net of tax, were recognized in other comprehensive income for the three and six months ended June 30, 2019, respectively, related to foreign currency exchange hedges designated as effective.

Changes in the fair value of these hedges are recorded in other comprehensive income until the hedged transactions affect net income. Reclassifications from accumulated other comprehensive loss into net income (cost of operations) for each of the periods presented were not material. At June 30, 2020, $0.6 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Derivatives Not Designated as Hedging Instruments

As of June 30, 2020, the Company did not hold any derivatives not designated as hedging instruments, and there were no gains or losses related to derivatives not designated as hedging instruments for the three and six months ended June 30, 2020.

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

Indemnification

On July 1, 2019, the Company completed the sale of its Epsilon segment to Publicis Groupe S.A. (“Publicis”). Under the terms of the agreement governing that transaction, the Company agreed to indemnify Publicis and its affiliates from and against any losses arising out of or related to a Department of Justice (“DOJ”) investigation. The DOJ investigation relates to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon has actively cooperated with the DOJ in connection with its ongoing investigation. The Company records a loss contingency when a loss is probable and an amount can be reasonably estimated. For the year ended December 31, 2019, the Company recorded a loss contingency of $32.9 million, net of tax, which was included in loss from discontinued operations. As these estimates are initially developed substantially earlier than when the ultimate loss is known, no assurance can be given that the investigation will be resolved on these, or other, terms. Therefore, this loss contingency may be refined each period as additional information becomes available. As of June 30, 2020, there was no change to the Company’s estimate of loss contingency.

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

For the three and six months ended June 30, 2020, the Company did not repurchase any shares of its outstanding common stock under its authorized stock repurchase program. At June 30, 2020, $347.8 million of this program expired unused.

Stock Compensation Expense

During the six months ended June 30, 2020, the Company awarded 149,078 service-based restricted stock units with a weighted average grant date fair value per share of $91.16 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the six months ended June 30, 2020, the Company awarded 219,186 performance-based restricted stock units with a weighted average grant date fair value per share of $100.50 as determined on the date of grant with pre-defined vesting criteria that typically permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 33% of the award on February 18, 2021, an additional 33% of the award on February 18, 2022 and the final 34% of the award on February 18, 2023, provided that the participant is employed by the Company on each such vesting date.

During the six months ended June 30, 2020, the Company also awarded 20,770 restricted stock units with a market-based condition subject to pre-defined vesting criteria that permit a range from 0% to 175% to be earned. The fair market value of these awards is $78.92 and was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation, expected volatility and risk-free rate over two-year time horizons matching the performance period. Upon determination of the market condition, the restrictions will lapse with respect to the entire award on February 18, 2022, provided that the participant is employed by the Company on such vesting date.

Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Cost of operations	$3.3	$6.5	$6.1	$13.2
General and administrative	2.9	3.7	4.9	8.4
Total	$6.2	$10.2	$11.0	$21.6

For the three and six months ended June 30, 2019, an additional $19.9 million and $29.7 million of stock-based compensation expense related to associates from the Company’s divested Epsilon segment was recorded to discontinued operations.

Dividends

On January 30, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on the Company’s common stock to stockholders of record at the close of business on February 14, 2020, resulting in a dividend payment of $30.0 million on March 19, 2020.

On April 23, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock to stockholders of record at the close of business on May 14, 2020, resulting in a dividend payment of $10.0 million on June 18, 2020.

Additionally, the Company paid $0.4 million in cash related to dividend equivalent rights for the six months ended June 30, 2020.

On July 23, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock to stockholders of record at the close of business on August 14, 2020 and payable on September 18, 2020.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended June 30, 2020	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at March 31, 2020	$4.1	$0.2	$(7.5)	$(114.9)	$(118.1)
Changes in other comprehensive income (loss)	13.4	(0.8)	—	18.0	30.6
Balance at June 30, 2020	$17.5	$(0.6)	$(7.5)	$(96.9)	$(87.5)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended June 30, 2019	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at March 31, 2019	$(1.7)	$(0.3)	$(0.2)	$(125.7)	$(127.9)
Changes in other comprehensive income (loss)	5.4	(0.1)	(7.3)	8.2	6.2
Balance at June 30, 2019	$3.7	$(0.4)	$(7.5)	$(117.5)	$(121.7)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Six Months Ended June 30, 2020	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at December 31, 2019	$2.5	$(0.1)	$(7.5)	$(94.8)	$(99.9)
Changes in other comprehensive income (loss)	15.0	(0.5)	—	(5.9)	8.6
Recognition resulting from the sale of Precima's foreign subsidiaries	—	—	—	3.8	3.8
Balance at June 30, 2020	$17.5	$(0.6)	$(7.5)	$(96.9)	$(87.5)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Six Months Ended June 30, 2019	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at December 31, 2018	$(10.7)	$(0.2)	$(12.4)	$(114.8)	$(138.1)
Changes in other comprehensive income (loss)	14.4	(0.2)	4.9	(2.7)	16.4
Balance at June 30, 2019	$3.7	$(0.4)	$(7.5)	$(117.5)	$(121.7)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

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

18. FAIR VALUE MEASUREMENTS

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

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
Financial assets
Credit card and loan receivables, net	$13,712.7	$14,651.7	$18,292.0	$19,126.0
Credit card receivables held for sale	83.1	86.5	408.0	436.2
Redemption settlement assets, restricted	617.5	617.5	600.8	600.8
Other investments	247.7	247.7	259.8	259.8
Derivative instruments	0.3	0.3	0.2	0.2
Financial liabilities
Derivative instruments	0.9	0.9	0.3	0.3
Deposits	11,221.5	11,510.6	12,151.7	12,303.6
Non-recourse borrowings of consolidated securitization entities	5,007.6	5,085.2	7,284.0	7,333.6
Long-term and other debt	3,203.1	3,143.3	2,849.9	2,878.8

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2020 and December 31, 2019:

		Fair Value Measurements at
		June 30, 2020 Using
	Balance at
	June 30,
	2020	Level 1	Level 2	Level 3

	(in millions)
Mutual funds (1)	$24.7	$24.7	$—	$—
Corporate bonds (1)	542.9	—	542.9	—
Marketable securities (2)	247.7	34.7	213.0	—
Derivative instruments (3)	0.3	—	0.3	—
Total assets measured at fair value	$815.6	$59.4	$756.2	$—

Derivative instruments (3)	$0.9	$—	$0.9	$—
Total liabilities measured at fair value	$0.9	$—	$0.9	$—

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

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements at
	June 30, 2020
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and loan receivables, net	$14,651.7	$—	$—	$14,651.7
Credit card receivables held for sale	86.5	—	—	86.5
Total	$14,738.2	$—	$—	$14,738.2

Financial liabilities:
Deposits	$11,510.6	$—	$11,510.6	$—
Non-recourse borrowings of consolidated securitization entities	5,085.2	—	5,085.2	—
Long-term and other debt	3,143.3	—	3,143.3	—
Total	$19,739.1	$—	$19,739.1	$—

	Fair Value Measurements at
	December 31, 2019
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and loan receivables, net	$19,126.0	$—	$—	$19,126.0
Credit card receivables held for sale	436.2	—	—	436.2
Total	$19,562.2	$—	$—	$19,562.2

Financial liabilities:
Deposits	$12,303.6	$—	$12,303.6	$—
Non-recourse borrowings of consolidated securitization entities	7,333.6	—	7,333.6	—
Long-term and other debt	2,878.8	—	2,878.8	—
Total	$22,516.0	$—	$22,516.0	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property and equipment, right of use assets, deferred contract assets, goodwill, and intangible assets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, including when there is evidence of impairment. For both the three and six months ended June 30, 2020, the Company recorded asset impairment charges of $34.2 million related to deferred contract costs and certain right of use assets. The fair value was determined utilizing discounted cash flow models over the estimated life of each asset. The principal assumptions used in the Company’s impairment analysis were forecasted future cash flows and the discount rate, which are considered Level 3 inputs. See Note 2, “Revenue,” and Note 10, “Leases,” for more information regarding asset impairments. For the three and six months ended June 30, 2019, as part of restructuring and other charges, the Company recorded asset impairments of $11.1 million and $15.6 million, respectively. See Note 12, “Restructuring and Other Charges,” for more information.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

19. INCOME TAXES

For the three months ended June 30, 2020 and 2019, the Company utilized an effective tax rate of 18.3% and 26.6%, respectively, to calculate its provision for income taxes. For the six months ended June 30, 2020 and 2019, the Company utilized an effective tax rate of 5.5% and 21.2%, respectively, to calculate its provision for income taxes.

The decrease in the effective tax rate for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 resulted primarily from a discrete tax benefit recorded in the current quarter from a reduction in tax reserves following the expiration of a statute of limitations. The decrease in the effective tax rate for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 resulted primarily from discrete tax benefits from a reduction of tax reserves related to the aforementioned statute of limitations expiration as well as a favorable settlement with a state tax authority in the first quarter of 2020.

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

			Corporate/
Three Months Ended June 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$151.1	$828.2	$—	$979.3

Income (loss) before income taxes	$24.0	$70.3	$(47.3)	$47.0
Interest expense, net	(0.2)	101.6	26.3	127.7
Operating income (loss)	23.8	171.9	(21.0)	174.7
Depreciation and amortization	18.4	22.1	0.8	41.3
Stock compensation expense	1.5	1.8	2.9	6.2
Gain on sale of business, net of strategic transaction costs	—	—	—	—
Strategic transaction costs	0.1	—	2.5	2.6
Asset impairments	—	34.2	—	34.2
Restructuring and other charges	0.1	(1.3)	—	(1.2)
Adjusted EBITDA (1)	43.9	228.7	(14.8)	257.8
Less: Securitization funding costs	—	42.7	—	42.7
Less: Interest expense on deposits	—	58.9	—	58.9
Adjusted EBITDA, net (1)	$43.9	$127.1	$(14.8)	$156.2

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Three Months Ended June 30, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$251.5	$1,096.9	$0.1	$1,348.5

Income (loss) before income taxes	$27.5	$262.8	$(96.5)	$193.8
Interest expense, net	0.8	104.8	37.9	143.5
Operating income (loss)	28.3	367.6	(58.6)	337.3
Depreciation and amortization	19.6	20.8	1.4	41.8
Stock compensation expense	2.9	3.6	3.7	10.2
Strategic transaction costs	0.2	—	2.5	2.7
Restructuring and other charges	—	—	22.4	22.4
Adjusted EBITDA (1)	51.0	392.0	(28.6)	414.4
Less: Securitization funding costs	—	51.6	—	51.6
Less: Interest expense on deposits	—	53.2	—	53.2
Adjusted EBITDA, net (1)	$51.0	$287.2	$(28.6)	$309.6

			Corporate/
Six Months Ended June 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$349.2	$2,011.9	$—	$2,361.1

Income (loss) before income taxes	$70.6	$102.4	$(100.6)	$72.4
Interest expense, net	(0.3)	211.8	54.7	266.2
Operating income (loss)	70.3	314.2	(45.9)	338.6
Depreciation and amortization	36.6	41.8	1.7	80.1
Stock compensation expense	2.5	3.6	4.9	11.0
Gain on sale of business, net of strategic transaction costs	(8.0)	—	—	(8.0)
Strategic transaction costs	0.2	—	3.1	3.3
Asset impairments	—	34.2	—	34.2
Restructuring and other charges	0.1	(7.8)	—	(7.7)
Adjusted EBITDA (1)	101.7	386.0	(36.2)	451.5
Less: Securitization funding costs	—	92.6	—	92.6
Less: Interest expense on deposits	—	119.2	—	119.2
Adjusted EBITDA, net (1)	$101.7	$174.2	$(36.2)	$239.7

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Six Months Ended June 30, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$455.3	$2,227.3	$0.1	$2,682.7

Income (loss) before income taxes	$50.5	$529.7	$(173.4)	$406.8
Interest expense, net	1.9	210.8	74.7	287.4
Operating income (loss)	52.4	740.5	(98.7)	694.2
Depreciation and amortization	39.8	45.0	3.4	88.2
Stock compensation expense	5.8	7.4	8.4	21.6
Strategic transaction costs	0.2	—	2.5	2.7
Restructuring and other charges	7.9	—	22.4	30.3
Adjusted EBITDA (1)	106.1	792.9	(62.0)	837.0
Less: Securitization funding costs	—	108.8	—	108.8
Less: Interest expense on deposits	—	102.0	—	102.0
Adjusted EBITDA, net (1)	$106.1	$582.1	$(62.0)	$626.2

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA also excludes the gain on the sale of Precima, strategic transaction costs, which represent costs for professional services associated with strategic initiatives, asset impairments and restructuring and other charges.

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

21. SUPPLEMENTAL CASH FLOW INFORMATION

The unaudited condensed consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows:

	June 30,	June 30,
	2020	2019

	(in millions)
Cash and cash equivalents	$4,960.0	$4,069.0
Restricted cash included within other current assets (1)	441.2	39.8
Restricted cash included within redemption settlement assets, restricted (2)	49.9	45.9
Total cash, cash equivalents and restricted cash	$5,451.1	$4,154.7
(1)	Includes cash restricted for principal and interest repayments of non-recourse borrowings of consolidated securitized debt and other restricted cash within other current assets. At June 30, 2020, restricted cash included $415.1 million in principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt that matures in August 2020.
(2)	See Note 9, “Redemption Settlement Assets,” for additional information regarding the nature of restrictions on redemption settlement assets.

Index

Caution Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding strategic initiatives, our expected operating results, future economic conditions including currency exchange rates, future dividend declarations and the guidance we give with respect to our anticipated financial performance. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	continuing impacts related to COVID-19, including relief measures for impacted borrowers and depositors, labor shortages due to quarantine, reduction in demand from clients, supply chain disruption for our reward suppliers and disruptions in the airline or travel industries;
●	loss of, or reduction in demand for services from, significant clients;
●	increases in net charge-offs in credit card and loan receivables and increases in the allowance for loan loss that may result from the application of the current expected credit loss model;
●	failure to identify, complete or successfully integrate or disaggregate business acquisitions or divestitures;
●	continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	failure to realize expected cost savings from restructuring plans;
●	increases in the cost of doing business, including market interest rates;
●	inability to access financial or capital markets, including the asset-backed securitization funding market or deposits market;
●	loss of active AIR MILES® Reward Program collectors;
●	increased redemptions by AIR MILES Reward Program collectors;
●	unfavorable fluctuations in foreign currency exchange rates;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
●	increases in Federal Deposit Insurance Corporation, Delaware or Utah regulatory capital requirements for banks;
●	failure to maintain exemption from regulation under the Bank Holding Company Act;
●	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors set forth in the Risk Factors section in our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A of our Form 10-Q for the quarter ended March 31, 2019 and this Form 10-Q, elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

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

2020 Recent Developments

●	Effective February 3, 2020, our Board of Directors appointed Ralph Andretta as Alliance Data’s President and Chief Executive Officer as well as a Director of the Company.
●	For the six months ended June 30, 2020, as compared to the six months ended June 30, 2019:
●	Revenue decreased 12% to $2.4 billion.
●	Net income decreased 76% to $68.4 million.
●	Adjusted EBITDA, net decreased 62% to $239.7 million.
●	Effective January 1, 2020, we adopted Accounting Standards Codification, or ASC, 326, “Financial Instruments—Credit Losses,” and applied a current expected credit loss, or CECL, model to determine our allowance for loan loss. Estimates of expected credit losses under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forward-looking forecasts regarding the collectability of the loan portfolio. Our adoption of CECL on January 1, 2020 resulted in an increase in our allowance for loan loss at adoption of $644.0 million, which was recorded through a cumulative-effect adjustment to retained earnings, net of taxes. The impact of CECL is significantly influenced by the composition, characteristics and quality of our portfolio of credit card and loan receivables, as well as the prevailing economic conditions and forecasts utilized and can lead to volatility in our provision for loan loss.
●	In January 2020, we sold Precima, a provider of retail strategy and customer data applications and analytics, for total consideration of approximately $43.8 million, which includes contingent consideration with an estimated fair value of $6.5 million, upon the occurrence of specified events and performance of the business. Precima was included in our LoyaltyOne segment.
●	We paid dividends and dividend equivalent rights of $40.4 million for the six months ended June 30, 2020.
●	We sold one credit card portfolio for cash consideration of $289.5 million during the six months ended June 30, 2020.

COVID-19 Update

On March 11, 2020, the World Health Organization, or WHO, declared the current coronavirus, or COVID-19, outbreak to be a global pandemic. Both prior to and in response to this declaration and the rapid spread of COVID-19 around the world and within the United States, international, federal, state and local governments have imposed varying degrees of restrictions on social and commercial activity in an effort to slow the spread of the illness. As a result, COVID-19 restrictions have adversely impacted and continue to adversely impact our associates, our business partners, and our customers. In response to the COVID-19 pandemic, first and foremost, we have prioritized the health and safety of our associates. Effective teleworking protocols are in place for more than 95% of our associates.

With respect to our business segments in the second quarter of 2020, our Card Services segment performed better than our expectations on key credit metrics in the second quarter of 2020. Following a low point in April 2020, credit sales increased progressively as stores reopened, reaching a high point at the end of June 2020. At the same time, payment trends remained relatively stable across the majority of our cardholder base. We continued to execute effectively for cardholders and clients across the enterprise, while maintaining teleworking protocols and ensuring safe on-site work environments. We have forbearance plans in place for cardholders in need and are engaging with them regularly. A majority of our retail clients’ stores are now open, and we are working closely with clients on targeted programs and strategies to drive sales with support for both store-based clients and ecommerce sales as the online channel continues to perform strongly. At LoyaltyOne, we are adjusting the timing of significant coalition and sponsor-specific promotions and marketing programs for our coalition loyalty program. Additionally, we are pivoting the reward portfolio, enhancing efforts on redemption categories that focus on high-demand, non-travel reward options, stay-at-

Index

home products and services, and AIR MILES Cash redemptions. AIR MILES reward miles issued decreased 26% due to declines in discretionary spending and delays in promotional activity by our sponsors amid COVID-19. AIR MILES reward miles redeemed declined 42% as travel redemptions were negatively impacted by COVID-19, but offset in part by solid merchandise redemptions. Many of our short-term loyalty programs have been delayed, negatively impacting the second quarter of 2020; however, the grocery vertical remains strong as an essential consumer shopping category.

We continue to monitor the rapidly evolving situation and guidance from international, federal, state and local government and public health authorities. In addition, surges in COVID-19 cases may cause people to self-quarantine or governments to shut down nonessential businesses again. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows at this time. However, we expect COVID-19 to have an adverse impact on future revenue growth as well as overall profitability. We continue to evaluate and implement additional cost saving measures while maintaining service levels and positioning for future growth.

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(in millions, except percentages)
Revenues
Services	$37.9	$66.4	(43)%	$84.5	$139.7	(40)%
Redemption, net	84.7	153.7	(45)	205.6	265.5	(23)
Finance charges, net	856.7	1,128.4	(24)	2,071.0	2,277.5	(9)
Total revenue	979.3	1,348.5	(27)	2,361.1	2,682.7	(12)
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	492.8	654.8	(25)	992.1	1,295.3	(23)
Provision for loan loss	250.1	257.3	(3)	906.0	509.5	78
General and administrative	20.4	57.3	(64)	44.3	95.5	(54)
Depreciation and other amortization	20.3	19.3	5	37.7	39.9	(5)
Amortization of purchased intangibles	21.0	22.5	(7)	42.4	48.3	(12)
Total operating expenses	804.6	1,011.2	(20)	2,022.5	1,988.5	2
Operating income	174.7	337.3	(48)	338.6	694.2	(51)
Interest expense
Securitization funding costs	42.7	51.6	(17)	92.6	108.8	(15)
Interest expense on deposits	58.9	53.2	11	119.2	102.0	17
Interest expense on long-term and other debt, net	26.1	38.7	(33)	54.4	76.6	(29)
Total interest expense, net	127.7	143.5	(11)	266.2	287.4	(7)
Income from continuing operations before income taxes	47.0	193.8	(76)	72.4	406.8	(82)
Provision for income taxes	8.6	51.4	(83)	4.0	86.1	(95)
Income from continuing operations	38.4	142.4	(73)	68.4	320.7	(79)
Loss from discontinued operations, net of taxes	—	(3.4)	nm *	—	(32.6)	nm *
Net income	$38.4	$139.0	(72)%	$68.4	$288.1	(76)%

Key Operating Metrics:
Credit card statements generated	55.0	70.1	(22)%	122.3	142.9	(14)%
Credit sales	$4,799.2	$7,551.3	(36)%	$10,898.4	$13,866.7	(21)%
Average credit card and loan receivables	$16,116.3	$16,797.5	(4)%	$17,205.4	$16,823.9	2%
AIR MILES reward miles issued	1,053.1	1,422.5	(26)%	2,368.9	2,680.7	(12)%
AIR MILES reward miles redeemed	608.2	1,050.3	(42)%	1,602.2	2,138.8	(25)%

*	not meaningful

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenue. Total revenue decreased $369.2 million, or 27%, to $979.3 million for the three months ended June 30, 2020 from $1,348.5 million for the three months ended June 30, 2019. The decrease was due to the following:

●	Services. Revenue decreased $28.5 million, or 43%, to $37.9 million for the three months ended June 30, 2020 primarily due to the sale of Precima in January 2020, which resulted in a $19.0 million decrease in revenue as compared to the prior year quarter, as well as a $4.0 million decrease in other servicing fees charged to cardholders due to a decline in revenue from certain payment protection products due to lower volumes and a $4.6 million decrease in coalition servicing and brand revenue, which was impacted by declines in AIR MILES reward miles issued.

Index

●	Redemption, net. Revenue decreased $69.0 million, or 45%, to $84.7 million for the three months ended June 30, 2020 as redemption revenue from our short-term loyalty programs decreased $68.5 million due to a decline in programs in market across most regions due to the impact of COVID-19. In response to COVID-19, certain of our customers have delayed their short-term loyalty programs, which may continue to negatively impact our redemption revenue in the second half of 2020.
●	Finance charges, net. Revenue decreased $271.7 million, or 24%, to $856.7 million for the three months ended June 30, 2020. The decrease was driven by an approximate 350 basis point decline in finance charge yield, which decreased revenue by $140.6 million, and a 12% decline in normalized average receivables, which includes receivables held for sale, that decreased revenue by $131.1 million. The decrease in finance charge yield was due to a 230 basis point decline in late fee yield primarily attributable to forbearance programs offered, including waivers of late fees, in response to COVID-19, as well as interest rate cuts by the Federal Reserve. The decrease in normalized average receivables resulted from lower sales volumes due to COVID-19, as credit sales decreased 36% as compared to the prior year quarter.

Cost of operations. Cost of operations decreased $162.0 million, or 25%, to $492.8 million for the three months ended June 30, 2020 as compared to $654.8 million for the three months ended June 30, 2019. The decrease was due to the following:

●	Within the LoyaltyOne segment, cost of operations decreased $94.8 million, including a $54.0 million decline in cost of redemptions due to the decline in redemption revenue discussed above and the sale of Precima in January 2020, which resulted in a $19.2 million decrease in cost of operations as compared to the prior year quarter. Additionally, cost of operations decreased due to cost saving initiatives executed in 2019, including a decline in payroll and benefits costs of $7.6 million.
●	Within the Card Services segment, cost of operations decreased $67.2 million, including a $38.0 million decrease in valuation adjustments to certain portfolios within credit card receivables held for sale, a $30.8 million decrease in marketing expense due to the decline in credit sales, a $12.6 million decrease in payroll and benefits costs due to cost saving initiatives executed in the fourth quarter of 2019 and various other declines in credit card processing costs driven by reductions in volume. These decreases were offset in part by $34.2 million in asset impairment charges recorded in the current year quarter related to deferred contract costs and certain right of use assets.

Provision for loan loss. Provision for loan loss decreased $7.2 million, or 3%, to $250.1 million for the three months ended June 30, 2020 as compared to $257.3 million for the three months ended June 30, 2019, due to the decline in credit card and loan receivables, offset in part by the increase in reserve rate and higher net charge-offs.

General and administrative. General and administrative expenses decreased $36.9 million, or 64%, to $20.4 million for the three months ended June 30, 2020 as compared to $57.3 million for the three months ended June 30, 2019 due to cost saving initiatives implemented in the first half of 2019, which among other items included reduced headcount, office space, charitable contributions and overall corporate overhead costs. In addition, the three months ended June 30, 2019 was impacted by $22.4 million in restructuring charges incurred related to our Corporate reorganization.

Depreciation and other amortization. Depreciation and other amortization increased $1.0 million, or 5%, to $20.3 million for the three months ended June 30, 2020 as compared to $19.3 million for the three months ended June 30, 2019, primarily due to additional assets placed into service from recent capital expenditures, offset in part by certain fully depreciated property and equipment at LoyaltyOne.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $1.5 million, or 7%, to $21.0 million for the three months ended June 30, 2020, as compared to $22.5 million for the three months ended June 30, 2019, primarily due to certain fully amortized intangible assets, including portfolio premiums.

Interest expense, net. Total interest expense, net decreased $15.8 million, or 11%, to $127.7 million for the three months ended June 30, 2020 as compared to $143.5 million for the three months ended June 30, 2019. The net decrease was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $8.9 million due to lower average borrowings, which decreased funding costs by approximately $9.4 million, offset in part by higher average interest rates, which increased funding costs by approximately $0.5 million.

Index

●	Interest expense on deposits. Interest expense on deposits increased $5.7 million due to higher average interest rates, which increased interest expense by approximately $6.8 million, offset in part by lower average borrowings, which decreased interest expense by approximately $1.1 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $12.6 million primarily due to a $22.2 million decrease in interest expense on term debt and revolving line of credit due to lower average borrowings, offset in part by a $10.1 million increase in interest expense due to the issuance of senior notes in December 2019.

Taxes. Income tax expense related to continuing operations decreased $42.8 million to $8.6 million for the three months ended June 30, 2020 from $51.4 million for the three months ended June 30, 2019, primarily related to a $146.8 million reduction in earnings before taxes. The effective tax rate for the three months ended June 30, 2020 was 18.3% as compared to 26.6% for the prior year quarter, primarily resulting from a discrete tax benefit recorded in the current quarter from a reduction in tax reserves following the expiration of a statute of limitations.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes was $3.4 million for the three months ended June 30, 2019, which represents results of operations for our former Epsilon segment, direct costs identifiable to the Epsilon segment and the allocation of interest expense on corporate debt.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenue. Total revenue decreased $321.6 million, or 12%, to $2,361.1 million for the six months ended June 30, 2020 from $2,682.7 million for the six months ended June 30 2019. The decrease was due to the following:

●	Services. Revenue decreased $55.2 million, or 40%, to $84.5 million for the six months ended June 30, 2020 primarily due to the sale of Precima in January 2020, which resulted in a $33.6 million decrease in revenue as compared to the prior year period, as well as a $3.8 million decline in coalition program servicing and brand revenue due to a decrease in AIR MILES reward miles issued. Additionally, servicing fees generated from servicing certain third-party credit card receivables decreased $6.8 million, servicing fees charged to cardholders decreased $3.7 million and other servicing revenue decreased $5.4 million.
●	Redemption, net. Revenue decreased $59.9 million, or 23%, to $205.6 million for the six months ended June 30, 2020 as redemption revenue from our short-term loyalty programs decreased $60.1 million due to a decline in programs in market across most regions due to the impact of COVID-19. In response to COVID-19, certain of our customers have delayed their short-term loyalty programs, which may continue to negatively impact our redemption revenue in the second half of 2020.
●	Finance charges, net. Revenue decreased $206.5 million, or 9%, to $2,071.0 million for the six months ended June 30, 2020. The decrease was driven by a 6% decrease in normalized average receivables, which includes receivables held for sale, which decreased revenue by $143.8 million, and an approximate 70 basis point decrease in finance charge yield, which decreased revenue by $62.7 million. The decrease in normalized average receivables was due to lower sales volumes due to COVID-19, as credit sales decreased 21% as compared to the prior year. The decrease in finance charge yield was due primarily to forbearance programs offered, including waivers of late fees, in response to COVID-19, as well as interest rate cuts by the Federal Reserve.

Cost of operations. Cost of operations decreased $303.2 million, or 23%, to $992.1 million for the six months ended June 30, 2020 as compared to $1,295.3 million for the six months ended June 30, 2019. The decrease was due to the following:

●	Within the LoyaltyOne segment, cost of operations decreased $120.8 million, including a $52.4 million decrease in cost of redemptions due to the decline in redemption revenue discussed above, and the sale of Precima in January 2020, which resulted in a $43.0 million decrease in cost of operations as compared to the prior year period. Additionally, cost of operations decreased due to cost saving initiatives executed in 2019, including a decline in payroll and benefits costs of $9.4 million.
●	Within the Card Services segment, cost of operations decreased $182.4 million, including a $93.7 million decrease in valuation adjustments to certain portfolios within credit card receivables held for sale, a $49.0

Index

million decrease in marketing expense due to the decline in volumes, a $45.6 million decrease in payroll and benefits costs due to cost saving initiatives executed in the fourth quarter of 2019 and a $20.4 million gain recognized on the sale of a credit card portfolio in February 2020. These decreases were offset in part by $34.2 million in asset impairment charges recorded in the second quarter of 2020, related to deferred contract costs and certain right of use assets.

Provision for loan loss. Provision for loan loss increased $396.5 million, or 78%, to $906.0 million for the six months ended June 30, 2020 as compared to $509.5 million for the six months ended June 30, 2019, due to a higher allowance for loan loss related to estimated lifetime losses under the CECL model due to the projected impacts of COVID-19. The CECL model is influenced by the prevailing economic conditions and forecast utilized, which can create volatility in our provision for loan loss.

General and administrative. General and administrative expenses decreased $51.2 million, or 54%, to $44.3 million for the six months ended June 30, 2020 as compared to $95.5 million for the six months ended June 30, 2019, driven by cost saving initiatives implemented in the first half of 2019, which among other items included reduced headcount, office space, charitable contributions and overall corporate overhead costs. In addition, the six months ended June 30, 2019 was impacted by $22.4 million in restructuring charges incurred related to our Corporate reorganization.

Depreciation and other amortization. Depreciation and other amortization decreased $2.2 million, or 5%, to $37.7 million for the six months ended June 30, 2020 as compared to $39.9 million for the six months ended June 30, 2019, primarily due to certain fully depreciated property and equipment at LoyaltyOne, offset in part by additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $5.9 million, or 12%, to $42.4 million for the six months ended June 30, 2020, as compared to $48.3 million for the six months ended June 30, 2019, primarily due to certain fully amortized intangible assets, including portfolio premiums.

Interest expense, net. Total interest expense, net decreased $21.2 million, or 7%, to $266.2 million for the six months ended June 30, 2020 as compared to $287.4 million for the six months ended June 30, 2019. The net decrease was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $16.2 million due to lower average borrowings, which decreased funding costs by approximately $17.7 million, offset in part by higher average interest rates, which increased funding costs by approximately $1.5 million.
●	Interest expense on deposits. Interest expense on deposits increased $17.2 million due to higher average interest rates, which increased interest expense by approximately $17.8 million, offset in part by lower average borrowings, which decreased interest expense by approximately $0.6 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $22.2 million primarily due to a $40.7 million decrease in interest expense on term debt and revolving line of credit due to lower average borrowings, offset in part by a $20.2 million increase in interest expense due to the issuance of senior notes in December 2019.

Taxes. Income tax expense related to continuing operations decreased $82.1 million to $4.0 million for the six months ended June 30, 2020 from $86.1 million for the six months ended June 30, 2019, primarily related to a $334.4 million reduction in earnings before taxes. The effective tax rate for the six months ended June 30, 2020 was 5.5% as compared to 21.2% for the prior year period primarily due to discrete tax benefits resulting from a reduction of tax reserves related to the statute of limitations expiration in the current quarter as well as a favorable settlement with a state tax authority in the first quarter of 2020.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes was $32.6 million for the six months ended June 30, 2019, which represents results of operations for our former Epsilon segment, direct costs identifiable to the Epsilon segment and the allocation of interest expense on corporate debt.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or

Index

GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and the amortization of purchased intangibles. Adjusted EBITDA excludes the gain on the sale of Precima, strategic transaction costs, which represent costs for professional services associated with strategic initiatives, asset impairments, and restructuring and other charges.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Income from continuing operations	$38.4	$142.4	$68.4	$320.7
Stock compensation expense	6.2	10.2	11.0	21.6
Provision for income taxes	8.6	51.4	4.0	86.1
Interest expense, net	127.7	143.5	266.2	287.4
Depreciation and other amortization	20.3	19.3	37.7	39.9
Amortization of purchased intangibles	21.0	22.5	42.4	48.3
Gain on sale of business, net of strategic transaction costs (1)	—	—	(8.0)	—
Strategic transaction costs (2)	2.6	2.7	3.3	2.7
Asset impairments (3)	34.2	—	34.2	—
Restructuring and other charges (4)	(1.2)	22.4	(7.7)	30.3
Adjusted EBITDA	257.8	414.4	451.5	837.0
Less: Securitization funding costs	42.7	51.6	92.6	108.8
Less: Interest expense on deposits	58.9	53.2	119.2	102.0
Adjusted EBITDA, net	$156.2	$309.6	$239.7	$626.2
(1)	Represents gain on sale of Precima in January 2020, net of strategic transaction costs. Precima was included in the Company’s LoyaltyOne segment. See Note 4, “Disposition,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)	Represents costs for professional services associated with strategic initiatives.
(3)	Represents asset impairment charges recorded in the second quarter of 2020, related to deferred contract costs and certain right of use assets. See Note 2, “Revenue,” and Note 10, “Leases,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(4)	Represents costs associated with restructuring or other exit activities. See Note 12, “Restructuring and Other Charges,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Index

Segment Revenue and Adjusted EBITDA, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(in millions, except percentages)
Revenue:
LoyaltyOne	$151.1	$251.5	(40)%	$349.2	$455.3	(23)%
Card Services	828.2	1,096.9	(24)	2,011.9	2,227.3	(10)
Corporate/Other	—	0.1	nm *	—	0.1	nm *
Total	$979.3	$1,348.5	(27)%	$2,361.1	$2,682.7	(12)%
Adjusted EBITDA, net:
LoyaltyOne	$43.9	$51.0	(14)%	$101.7	$106.1	(4)%
Card Services	127.1	287.2	(56)	174.2	582.1	(70)
Corporate/Other	(14.8)	(28.6)	(48)	(36.2)	(62.0)	(42)
Total	$156.2	$309.6	(50)%	$239.7	$626.2	(62)%

*	not meaningful

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenue. Total revenue decreased $369.2 million, or 27%, to $979.3 million for the three months ended June 30, 2020 from $1,348.5 million for the three months ended June 30, 2019. The decrease was due to the following:

●	LoyaltyOne. Revenue decreased $100.4 million, or 40%, to $151.1 million for the three months ended June 30, 2020 as revenue from our short-term loyalty programs decreased $71.5 million due to a decline in programs in market across most regions due to the impact of COVID-19. In response to COVID-19, certain of our customers have delayed their short-term loyalty programs, which may continue to negatively impact our redemption revenue in the second half of 2020. Additionally, the sale of Precima in January 2020 resulted in a $19.0 million decrease in revenue as compared to the prior year quarter, and the 26% decline in AIR MILES reward miles issued negatively impacted coalition program servicing and brand revenue by $4.6 million.
●	Card Services. Revenue decreased $268.7 million, or 24%, to $828.2 million for the three months ended June 30, 2020, driven by a $271.7 million decrease in finance charges, net due to a decrease in yield attributable to forbearance programs offered in response to COVID-19 and a decline in receivables due to lower volumes resulting from store closures due to COVID-19.

Adjusted EBITDA, net. Adjusted EBITDA, net decreased $153.4 million, or 50%, to $156.2 million for the three months ended June 30, 2020 from $309.6 million for the three months ended June 30, 2019. The net decrease was due to the following:

●	LoyaltyOne. Adjusted EBITDA, net decreased $7.1 million, or 14%, to $43.9 million for the three months ended June 30, 2020, due to lost margin on the revenue declines discussed above, offset in part from improved cost management and expense reductions, including cost saving initiatives executed in 2019.
●	Card Services. Adjusted EBITDA, net decreased $160.1 million, or 56%, to $127.1 million for the three months ended June 30, 2020 due to the decrease in revenue as discussed above, a decrease in cost of operations due to reduced volumes, a $38.0 million decline in valuation adjustments to certain portfolios held for sale in 2019, a $7.2 million decline in the provision for loan loss and cost saving initiatives. For the three months ended June 30, 2020, asset impairments of $34.2 million were excluded from adjusted EBITDA, net.
●	Corporate/Other. Adjusted EBITDA, net improved $13.8 million to a loss of $14.8 million for the three months ended June 30, 2020 due to cost saving initiatives implemented in 2019, which among other items included reduced headcount, office space, charitable contributions and overall corporate overhead costs. For the three months ended June 30, 2019, restructuring and other charges of $22.4 million were excluded from adjusted EBITDA, net.

Index

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenue. Total revenue decreased $321.6 million, or 12%, to $2,361.1 million for the six months ended June 30, 2020 from $2,682.7 million for the six months ended June 30, 2019. The decrease was due to the following:

●	LoyaltyOne. Revenue decreased $106.1 million, or 23%, to $349.2 million for the six months ended June 30, 2020 as revenue from our short-term loyalty programs decreased $62.7 million due to a decline in programs in market across most regions due to the impact of COVID-19. Additionally, the sale of Precima in January 2020 resulted in a $33.6 million decrease in revenue as compared to the prior year.
●	Card Services. Revenue decreased $215.4 million, or 10%, to $2.0 billion for the six months ended June 30, 2020, driven by a $206.5 million decrease in finance charges, net due to a decline in receivables due to lower volumes resulting from COVID-19 store closures and a decrease in yield due to forbearance programs offered in response to COVID-19.

Adjusted EBITDA, net. Adjusted EBITDA, net decreased $386.5 million, or 62%, to $239.7 million for the six months ended June 30, 2020 from $626.2 million for the six months ended June 30, 2019. The net decrease was due to the following:

●	LoyaltyOne. Adjusted EBITDA, net decreased $4.4 million, or 4%, to $101.7 million for the six months ended June 30, 2020, due to lost margin on the revenue declines discussed above, offset in part from improved cost management and expense reductions, including cost saving initiatives executed in 2019. For the six months ended June 30, 2020, the $8.0 million gain on the sale of Precima, net of transaction costs was excluded from adjusted EBITDA, net. For the six months ended June 30, 2019, BrandLoyalty restructuring costs of $7.9 million were excluded from adjusted EBITDA, net.
●	Card Services. Adjusted EBITDA, net decreased $407.9 million, or 70%, to $174.2 million for the six months ended June 30, 2020 primarily due to the decrease in revenue as discussed above and a $396.5 million increase in provision for loan loss due to the weaker macroeconomic environment and the impact of COVID-19, as well as the implementation of the CECL model. These decreases were offset in part by a $93.7 million decrease in valuation adjustments to certain portfolios within credit card receivables held for sale and reductions in cost of operations due to cost saving initiatives executed in the fourth quarter of 2019. For the six months ended June 30, 2020, asset impairments of $34.2 million were excluded from adjusted EBITDA, net.
●	Corporate/Other. Adjusted EBITDA, net improved $25.8 million to a loss of $36.2 million for the six months ended June 30, 2020 due to cost saving initiatives implemented in 2019, which among other items included reduced headcount, office space, charitable contributions and overall corporate overhead costs. For the six months ended June 30, 2019, restructuring and other charges of $22.4 million were excluded from adjusted EBITDA, net.

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

Index

The following table presents the delinquency trends of our credit card and loan receivables portfolio based on the principal balances of our credit card and loan receivables:

	June 30,	% of	December 31,	% of
	2020	Total	2019	Total

	(in millions, except percentages)
Receivables outstanding - principal	$14,975.4	100.0%	$18,413.1	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$194.0	1.3%	$337.4	1.8%
61 to 90 days	117.1	0.8	233.6	1.3
91 or more days	339.5	2.2	496.5	2.7
Total	$650.6	4.3%	$1,067.5	5.8%

In response to the COVID-19 pandemic, we have offered forbearance programs to affected cardholders, which provide for short-term modifications in the form of payment deferrals and late fee waivers to borrowers who were current as of their most recent billing cycle prior to the announcement of the forbearance programs. Those accounts receiving forbearance relief may not advance to the next delinquency cycle, including eventually to charge-off, in the same timeframe that would have occurred had the forbearance relief not been granted.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions, except percentages)
Average credit card and loan receivables	$16,116.3	$16,797.5	$17,205.4	$16,823.9
Net charge-offs of principal receivables	304.6	257.5	624.8	526.9
Net charge-offs as a percentage of average credit card and loan receivables	7.6%	6.1%	7.3%	6.3%

See Note 6, “Credit Card and Loan Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $1,067.5 million and $1,089.7 million for the six months ended June 30, 2020 and 2019, respectively. The year-over-year decrease in operating cash flows of $22.2 million was due to lower profitability.

Investing Activities. Cash provided by investing activities was $3,340.0 million for the six months ended June 30, 2020, and cash used in investing activities was $514.3 million for the six months ended June 30, 2019. Significant components of investing activities are as follows:

●	Credit card and loan receivables. Cash increased $3,053.4 million for the six months ended June 30, 2020 due to a decrease in credit card and loan receivables in 2020 resulting from COVID-19 store closures. Cash

Index

decreased $20.9 million for the six months ended June 30, 2019 due to growth in credit card and loan receivables.
●	Proceeds from sale of business. During the six months ended June 30, 2020, we received cash consideration of $25.4 million from the sale of Precima.
●	Proceeds from sale of credit card portfolios. During the six months ended June 30, 2020, we received cash consideration of $289.5 million from the sale of a credit card portfolio. During the six months ended June 30, 2019, we received cash consideration of $539.3 million from the sale of four credit card portfolios.
●	Purchase of credit card portfolios. During the six months ended June 30, 2019, we paid cash consideration of $936.5 million to acquire four credit card portfolios.
●	Capital expenditures. Cash paid for capital expenditures was $26.1 million and $92.2 million for the six months ended June 30, 2020 and 2019, respectively. Capital expenditures for the six months ended June 30, 2019 included $55.8 million related to our divested Epsilon segment, which was presented as a discontinued operation in the prior year period.

Financing Activities. Cash used in financing activities was $2,911.6 million and $396.6 million for the six months ended June 30, 2020 and 2019, respectively. Significant components of financing activities are as follows:

●	Debt. Cash increased $349.3 million and $102.5 million for the six months ended June 30, 2020 and 2019, respectively, due to net borrowings under the revolving line of credit.
●	Non-recourse borrowings of consolidated securitization entities. Cash decreased $2,280.0 million and $923.9 million for the six months ended June 30, 2020 and 2019, respectively, due to net repayments and maturities under the asset-backed term notes and conduit facilities as well as declines in credit card and loan receivables for the six months ended June 30, 2020.
●	Deposits. Cash decreased $936.4 million and increased $742.8 million for the six months ended June 30, 2020 and 2019, respectively, due to timing of maturities and issuances.
●	Dividends. Cash paid for quarterly dividends and dividend equivalents was $40.4 million and $67.0 million for the six months ended June 30, 2020 and 2019, respectively.
●	Treasury shares. Cash paid for treasury shares was $222.8 million for the six months ended June 30, 2019. We did not repurchase any shares of our outstanding common stock for the six months ended June 30, 2020.

Liquidity

Our primary sources of liquidity include cash generated from operating activities, our credit agreements and issuances of debt or equity securities, our credit card securitization program and deposits issued by Comenity Bank and Comenity Capital Bank. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources. We introduced a consumer retail deposit platform in 2019, and retail deposits comprised approximately $1.8 billion of our $11.2 billion deposits outstanding at June 30, 2020.

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

Debt

Long-term and Other Debt

In April 2020, BrandLoyalty terminated its existing facility and entered into a new credit agreement to provide for a committed revolving line of credit of €30.0 million ($33.7 million as of June 30, 2020), an uncommitted revolving line of credit of €30.0 million ($33.7 million as of June 30, 2020), and an accordion feature permitting BrandLoyalty to

Index

request an increase in either the committed or uncommitted revolving line of credit up to €80.0 million ($89.9 million as of June 30, 2020) in aggregate. The revolving lines of credit mature in April 2023, subject to BrandLoyalty’s request to extend for two additional one-year terms at the discretion of the lenders. As of June 30, 2020, we had no amounts outstanding under our BrandLoyalty Credit Agreement.

As of June 30, 2020, we had $400.0 million outstanding under our revolving line of credit and total availability of $350.0 million. Our total leverage ratio, as defined in our credit agreement, was less than 2.0 to 1 at June 30, 2020, as compared to the maximum covenant ratio of 3.5 to 1.

As of June 30, 2020, we were in compliance with our debt covenants.

Funding Sources

Deposits

We utilize certificates of deposit and money market deposits to finance the operating activities, including funding for our non-securitized credit card receivables, and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of June 30, 2020, we had $7.2 billion in certificates of deposit outstanding with interest rates ranging from 1.00% to 4.00% and maturities ranging from July 2020 to June 2025. Certificate of deposit borrowings are subject to regulatory capital requirements.

As of June 30, 2020, we had $4.0 billion in money market deposits outstanding with interest rates ranging from 0.34% to 3.50%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

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

As of June 30, 2020, the WFN Trusts and the WFC Trust had approximately $10.7 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

In April 2020, Master Trust I amended its 2009-VFN conduit facility, decreasing the capacity from $1.18 billion to $1.0 billion and extending the maturity to July 2021. In April 2020, Master Trust III amended its 2009-VFC conduit facility, decreasing the capacity from $1.3 billion to $1.0 billion and extending the maturity to July 2021.

At June 30, 2020, we had $5.0 billion of non-recourse borrowings of consolidated securitization entities, of which $2.6 billion is due within the next 12 months. As of June 30, 2020, total capacity under the conduit facilities was $4.2 billion, of which $525.0 million had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

Index

The following table shows the maturities of borrowing commitments as of June 30, 2020 for the WFN Trusts and the WFC Trust by year:

	2020	2021	2022	2023	Thereafter	Total

	(in millions)
Term notes	$1,067.2	$1,852.1	$1,571.7	$—	$—	$4,491.0
Conduit facilities (1)	—	4,175.0	—	—	—	4,175.0
Total (2)	$1,067.2	$6,027.1	$1,571.7	$—	$—	$8,666.0
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $712.2 million of debt issued by the credit card securitization trusts that was retained by us and eliminated in the unaudited condensed consolidated financial statements.

See Note 13, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Regulatory Matters

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Comenity Bank and Comenity Capital Bank are considered well capitalized. The actual capital ratios and minimum ratios as of June 30, 2020 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	15.6%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	19.8	4.5	6.5
Tier 1 capital to risk-weighted assets	19.8	6.0	8.0
Total capital to risk-weighted assets	21.1	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	12.4%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	16.4	4.5	6.5
Tier 1 capital to risk-weighted assets	16.4	6.0	8.0
Total capital to risk-weighted assets	17.7	8.0	10.0

Comenity Bank and Comenity Capital Bank have adopted the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delays the effects of CECL on its regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

Stock Repurchase Programs

We had an authorized stock repurchase program to acquire up to $1.1 billion of our outstanding common stock from July 5, 2019 through June 30, 2020. At December 31, 2019 we had $347.8 million remaining under the stock repurchase program. On April 23, 2020, we announced the suspension of our stock repurchase program.

For the six months ended June 30, 2020, we did not repurchase any shares of our outstanding common stock, and $347.8 million of this program expired unused at June 30, 2020.

Index

Dividends

On January 30, 2020, our Board of Directors declared a quarterly cash dividend of $0.63 per share on our common stock to stockholders of record at the close of business on February 14, 2020, resulting in a dividend payment of $30.0 million on March 19, 2020.

On April 23, 2020, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock to stockholders of record at the close of business on May 14, 2020, resulting in a dividend payment of $10.0 million on June 18, 2020.

Additionally, we paid $0.4 million in cash related to dividend equivalent rights for the six months ended June 30, 2020.

On July 23, 2020, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock to stockholders of record at the close of business on August 14, 2020 and payable on September 18, 2020.

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

Except for the broad, continuing negative impacts of the COVID-19 pandemic on the global economy and major financial markets and the risk factors described in Part II Item 1A included in this report, there has been no other material change from our Annual Report on Form 10-K for the year ended December 31, 2019 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 related to our exposure to market risk from interest rate risk, credit risk, and foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020 (the end of our second fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information

Index

we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our second quarter 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Impacts related to the COVID-19 pandemic are expected to continue to pose risks to our business for the foreseeable future, heighten many of our known risks and may have a material adverse impact on our results of operations, financial condition and liquidity.

On March 11, 2020, the WHO declared the current coronavirus, or COVID-19, outbreak to be a global pandemic. Both prior to and in response to this declaration and the rapid spread of COVID-19 around the world and within the United States, international, federal, state and local government or other authorities have instituted certain preventative measures, including border closures, travel bans, prohibitions on group events and gatherings, shutdowns or other operational restrictions on certain businesses, curfews, shelter-in-place orders, quarantines and recommendations to practice social distancing. Certain jurisdictions have begun reopening only to return to more stringent restrictions where increases in COVID-19 cases occur. These restrictions have continued to disrupt economic activity worldwide, resulting in volatility in the global capital markets, instability in the credit and financial markets, reduced commercial and consumer confidence and spending, widespread furloughs and layoffs, closure or restricted operating conditions for retail stores, labor shortages, regulatory recommendations to provide relief for impacted consumer borrowers and depositors, disruption in supply chains (including availability of raw materials, ability to manufacture goods and delivery of finished products to suppliers and retailers), and near complete cessation of many hospitality and travel industry operations. Even as governmental restrictions are lifted and economies gradually reopen, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels and retail preferences.

Specific impacts on our operations and financial results include, but are not limited to, the following:

●	Short and long-term difficulties of our retail partners in consumer-based businesses due to restricted foot traffic, any inability to convert in-store sales to e-commerce, trouble maintaining supply chain integrity for both availability of desired products and delivery to end consumers, and reduced consumer confidence and spending may result in increased bankruptcy risk for our retail partners, decreased retail credit sales and decreases in our credit card and loan receivables balances.
●	Decreased retail credit sales reduces the usage of our private label and co-brand credit cards, which reduces our revenue from finance charges and other servicing fees.
●	Rising unemployment, the potential for rising consumer bankruptcies and the expectation that we will offer, for a temporary period of time, forbearance programs for impacted cardholders both reduces or delays our revenue

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2020:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2020:
April 1-30	20,665	$39.51	—	$347.8
May 1-31	14,025	43.82	—	347.8
June 1-30	12,533	51.57	—	—
Total	47,223	$43.99	—	$—
(1)	During the period represented by the table, 47,223 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.
(2)	In 2019, our Board of Directors authorized a new stock repurchase program to acquire up to $1.1 billion of our outstanding common stock from July 5, 2019 through June 30, 2020. Our authorization is subject to any restrictions pursuant to the terms of our credit agreements and applicable securities laws or otherwise. On April 23, 2020, we announced the suspension of our stock repurchase program. On June 30, 2020, $347.8 million of this program expired unused.

Index

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a) None

(b) None

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.3	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

#10.1	(a)	Secured Facilities Agreement, dated as of April 3, 2020, by and among Brand Loyalty Group B.V. and certain subsidiaries parties thereto, as borrowers and guarantors, Deutsche Bank AG, Amsterdam Branch (as Arranger) and Coöperatieve Rabobank U.A. (as Arranger, Agent and Security Agent).	8-K	10.1	4/8/20

10.2	(b) (c) (d)	First Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of April 28, 2020, by and between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	5/4/20

10.3	(b) (c) (d)	Supplemental Indenture No. 7 to Master Indenture, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	6/16/20

10.4	(b) (c) (d)	Eleventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 11, 2020, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.2	6/16/20

10.5	(b) (c) (d)	Fourth Amendment to Receivables Purchase Agreement, dated as of June 11, 2020, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.3	6/16/20

Index

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.6	(b) (c) (d)	Omnibus Amendment, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.4	6/16/20

+10.7	(a)	Separation Agreement, dated as of June 22, 2020, by and among LoyaltyOne, Co., Alliance Data Systems Corporation and Bryan A. Pearson.	8-K	10.1	6/26/20

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)

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

The following financial information from Alliance Data Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: August 4, 2020
	By:	/s/ LAURA SANTILLAN
Laura Santillan
Senior Vice President and Chief Accounting Officer

Date: August 4, 2020