Form 10-Q
period 2020-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2020-11-04
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 22, 2020, 47,721,784 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019

	(in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,078.4	$3,874.4
Accounts receivable, net, less allowance for doubtful accounts ($3.9 and $3.4 at September 30, 2020 and December 31, 2019, respectively)	376.9	451.1
Credit card and loan receivables:
Credit card receivables – restricted for securitization investors	10,536.2	13,504.2
Other credit card and loan receivables	5,062.5	5,958.9
Total credit card and loan receivables	15,598.7	19,463.1
Allowance for loan loss	(2,080.9)	(1,171.1)
Credit card and loan receivables, net	13,517.8	18,292.0
Credit card receivables held for sale	—	408.0
Inventories, net	202.8	218.0
Other current assets	843.7	268.4
Redemption settlement assets, restricted	641.7	600.8
Total current assets	18,661.3	24,112.7
Property and equipment, net	251.7	282.3
Right of use assets - operating	247.2	264.3
Deferred tax asset, net	285.1	45.2
Intangible assets, net	89.3	153.3
Goodwill	969.4	954.9
Other non-current assets	608.9	682.1
Total assets	$21,112.9	$26,494.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$276.7	$300.8
Accrued expenses	401.2	327.8
Current operating lease liabilities	21.9	22.6
Current portion of deposits	6,753.5	6,942.4
Current portion of non-recourse borrowings of consolidated securitization entities	2,120.4	3,030.8
Current portion of long-term and other debt	76.0	101.4
Other current liabilities	255.7	338.3
Deferred revenue	835.7	807.9
Total current liabilities	10,741.1	11,872.0
Deferred revenue	101.4	114.1
Deferred tax liability, net	—	80.0
Long-term operating lease liabilities	275.8	291.7
Deposits	3,395.0	5,209.3
Non-recourse borrowings of consolidated securitization entities	2,223.9	4,253.2
Long-term and other debt	2,727.2	2,748.5
Other liabilities	325.9	337.7
Total liabilities	19,790.3	24,906.5
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 115.1 and 115.0 shares at September 30, 2020 and December 31, 2019, respectively	1.2	1.1
Additional paid-in capital	3,272.7	3,257.7
Treasury stock, at cost, 67.4 shares at each of September 30, 2020 and December 31, 2019, respectively	(6,733.9)	(6,733.9)
Retained earnings	4,830.3	5,163.3
Accumulated other comprehensive loss	(47.7)	(99.9)
Total stockholders’ equity	1,322.6	1,588.3
Total liabilities and stockholders’ equity	$21,112.9	$26,494.8

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions, except per share amounts)
Revenues
Services	$24.7	$57.9	$109.2	$197.6
Redemption, net	113.1	143.9	318.6	409.5
Finance charges, net	912.7	1,235.8	2,983.7	3,513.2
Total revenue	1,050.5	1,437.6	3,411.5	4,120.3
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	482.7	687.5	1,474.7	1,982.6
Provision for loan loss	207.7	297.3	1,113.7	806.8
General and administrative	29.0	31.8	73.2	127.4
Depreciation and other amortization	18.4	19.9	56.2	59.8
Amortization of purchased intangibles	21.7	25.0	64.1	73.4
Loss on extinguishment of debt	—	71.9	—	71.9
Total operating expenses	759.5	1,133.4	2,781.9	3,121.9
Operating income	291.0	304.2	629.6	998.4
Interest expense
Securitization funding costs	37.5	51.4	130.1	160.3
Interest expense on deposits	52.9	62.5	172.1	164.4
Interest expense on long-term and other debt, net	24.7	26.1	79.1	102.7
Total interest expense, net	115.1	140.0	381.3	427.4
Income from continuing operations before income taxes	175.9	164.2	248.3	571.0
Provision for income taxes	42.6	42.6	46.6	128.8
Income from continuing operations	$133.3	$121.6	$201.7	$442.2
Loss from discontinued operations, net of taxes	—	(229.2)	—	(261.7)
Net income (loss)	$133.3	$(107.6)	$201.7	$180.5

Basic income (loss) per share (Note 3):
Income from continuing operations	$2.79	$2.47	$4.23	$8.49
Loss from discontinued operations	$—	$(4.69)	$—	$(5.12)
Net income (loss) per share	$2.79	$(2.22)	$4.23	$3.37

Diluted income (loss) per share (Note 3):
Income from continuing operations	$2.79	$2.41	$4.23	$8.50
Loss from discontinued operations	$—	$(4.54)	$—	$(5.03)
Net income (loss) per share	$2.79	$(2.13)	$4.23	$3.47

Weighted average shares (Note 3):
Basic	47.7	48.8	47.7	51.1
Diluted	47.8	50.4	47.7	52.1

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Net income (loss)	$133.3	$(107.6)	$201.7	$180.5

Other comprehensive income (loss):
Unrealized gain on securities available-for-sale	3.9	0.3	20.1	16.5
Tax benefit (expense)	0.1	(0.5)	(1.1)	(2.3)
Unrealized gain (loss) on securities available-for-sale, net of tax	4.0	(0.2)	19.0	14.2

Unrealized gain on cash flow hedges	0.7	0.9	—	0.7
Tax expense	(0.2)	(0.2)	—	(0.2)
Unrealized gain on cash flow hedges, net of tax	0.5	0.7	—	0.5

Unrealized gain on net investment hedge	—	—	—	6.5
Tax expense	—	—	—	(1.6)
Unrealized gain on net investment hedge, net of tax	—	—	—	4.9

Foreign currency translation adjustments (inclusive of deconsolidation of $26.8 million for the three and nine months ended September 30, 2019 and $3.8 million for the nine months ended September 30, 2020 related to sale of a business)	35.3	(0.8)	33.2	(3.5)

Other comprehensive income (loss), net of tax	39.8	(0.3)	52.2	16.1

Total comprehensive income (loss), net of tax	$173.1	$(107.9)	$253.9	$196.6

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at July 1, 2020	115.1	$1.2	—	$—	$3,267.7	$(6,733.9)	$4,707.1	$(87.5)	$1,154.6
Net income	—	—	—	—	—	—	133.3	—	133.3
Other comprehensive income	—	—	—	—	—	—	—	39.8	39.8
Stock-based compensation	—	—	—	—	5.3	—	—	—	5.3
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	—	—	(10.1)	—	(10.1)
Other	—	—	—	—	(0.3)	—	—	—	(0.3)
Balance at September 30, 2020	115.1	$1.2	—	$—	$3,272.7	$(6,733.9)	$4,830.3	$(47.7)	$1,322.6

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2019	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at July 1, 2019	113.3	$1.1	0.2	$—	$3,259.6	$(5,980.6)	$5,233.3	$(121.7)	$2,391.7
Net loss	—	—	—	—	—	—	(107.6)	—	(107.6)
Recognition of foreign currency translation adjustments upon sale of business	—	—	—	—	—	—	—	26.8	26.8
Other comprehensive loss	—	—	—	—	—	—	—	(27.1)	(27.1)
Stock-based compensation	—	—	—	—	2.7	—	—	—	2.7
Repurchases of common stock	—	—	—	—	—	(753.1)	—	—	(753.1)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	—	—	(29.8)	—	(29.8)
Other	0.2	—	—	—	(6.7)	—	—	—	(6.7)
Balance at September 30, 2019	113.5	$1.1	0.2	$—	$3,255.6	$(6,733.7)	$5,095.9	$(122.0)	$1,496.9

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (CONTINUED)

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at January 1, 2020	115.0	$1.1	—	$—	$3,257.7	$(6,733.9)	$5,163.3	$(99.9)	$1,588.3
Net income	—	—	—	—	—	—	201.7	—	201.7
Cumulative effect adjustment to retained earnings in accordance with ASU 2016-13	—	—	—	—	—	—	(485.0)	—	(485.0)
Recognition of foreign currency translation adjustments upon sale of business	—	—	—	—	—	—	—	3.8	3.8
Other comprehensive income	—	—	—	—	—	—	—	48.4	48.4
Stock-based compensation	—	—	—	—	16.2	—	—	—	16.2
Dividends and dividend equivalent rights declared ($0.63 per common share for the three months ended March 31, 2020 and $0.21 per common share for both the three months ended June 30, 2020 and September 30, 2020)	—	—	—	—	—	—	(49.7)	—	(49.7)
Other	0.1	0.1	—	—	(1.2)	—	—	—	(1.1)
Balance at September 30, 2020	115.1	$1.2	—	$—	$3,272.7	$(6,733.9)	$4,830.3	$(47.7)	$1,322.6

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2019	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at January 1, 2019	113.0	$1.1	—	$—	$3,172.4	$(5,715.7)	$5,012.4	$(138.1)	$2,332.1
Net income	—	—	—	—	—	—	180.5	—	180.5
Recognition of foreign currency translation adjustments upon sale of business	—	—	—	—	—	—	—	26.8	26.8
Other comprehensive loss	—	—	—	—	—	—	—	(10.7)	(10.7)
Stock-based compensation	—	—	—	—	54.0	—	—	—	54.0
Issuance of preferred stock	—	—	0.2	—	42.1	(42.1)	—	—	—
Repurchases of common stock	—	—	—	—	—	(975.9)	—	—	(975.9)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	—	—	(97.0)	—	(97.0)
Other	0.5	—	—	—	(12.9)	—	—	—	(12.9)
Balance at September 30, 2019	113.5	$1.1	0.2	$—	$3,255.6	$(6,733.7)	$5,095.9	$(122.0)	$1,496.9

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2020	2019

	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$201.7	$180.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120.3	206.4
Deferred income taxes	(157.7)	(187.0)
Provision for loan loss	1,113.7	806.8
Non-cash stock compensation	16.2	54.3
Amortization of deferred financing costs	26.6	32.6
Gain on sale of business	(13.7)	(512.2)
Loss on extinguishment of debt	—	71.9
Asset impairment charges	34.2	49.3
Change in operating assets and liabilities, net of sale of business	121.6	611.8
Other	25.7	215.8
Net cash provided by operating activities	1,488.6	1,530.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(31.3)	(7.0)
Change in credit card and loan receivables	3,107.8	(678.2)
Proceeds from sale of business	26.7	4,369.6
Proceeds from sale of credit card portfolios	289.5	980.0
Purchase of credit card portfolios	—	(924.8)
Payments for acquired businesses, net of cash	—	(6.7)
Capital expenditures	(37.9)	(119.2)
Purchases of other investments	(22.5)	(13.8)
Maturities/sales of other investments	57.5	46.7
Other	(25.0)	3.9
Net cash provided by investing activities	3,364.8	3,650.5

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,150.0	2,092.3
Repayments of borrowings	(1,194.5)	(4,979.8)
Non-recourse borrowings of consolidated securitization entities	435.0	3,576.8
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(3,380.0)	(4,332.2)
Net (decrease) increase in deposits	(2,012.0)	709.4
Payment of debt extinguishment costs	—	(46.1)
Payment of deferred financing costs	(16.2)	(27.1)
Dividends paid	(50.5)	(97.4)
Purchase of treasury shares	—	(975.9)
Other	3.9	(16.1)
Net cash used in financing activities	(5,064.3)	(4,096.1)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.7	(0.6)

Change in cash, cash equivalents and restricted cash	(207.2)	1,084.0
Cash, cash equivalents and restricted cash at beginning of period	3,958.1	3,967.7
Cash, cash equivalents and restricted cash at end of period	$3,750.9	$5,051.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$379.5	$519.1
Income taxes paid, net	$108.4	$224.0

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

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements from Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” The Company’s adoption of this standard on January 1, 2020 did not have a material impact on its consolidated financial statements.

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

2. REVENUE

The Company’s products and services are reported under two segments—LoyaltyOne and Card Services, as shown below. The following tables present revenue disaggregated by major source:

			Corporate/
Three Months Ended September 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$63.0	$—	$—	$63.0
Short-term loyalty programs	117.4	—	—	117.4
Servicing fees, net	—	(47.0)	—	(47.0)
Other	1.1	—	—	1.1
Revenue from contracts with customers	$181.5	$(47.0)	$—	$134.5

Finance charges, net	—	912.7	—	912.7
Investment income	3.3	—	—	3.3
Total	$184.8	$865.7	$—	$1,050.5

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Three Months Ended September 30, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$72.0	$—	$—	$72.0
Short-term loyalty programs	144.2	—	—	144.2
Servicing fees, net	—	(43.8)	—	(43.8)
Other	26.1	—	0.1	26.2
Revenue from contracts with customers	$242.3	$(43.8)	$0.1	$198.6

Finance charges, net	—	1,235.8	—	1,235.8
Investment income	3.2	—	—	3.2
Total	$245.5	$1,192.0	$0.1	$1,437.6

			Corporate/
Nine Months Ended September 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$195.9	$—	$—	$195.9
Short-term loyalty programs	322.5	—	—	322.5
Servicing fees, net	—	(106.2)	—	(106.2)
Other	5.9	—	0.1	6.0
Revenue from contracts with customers	$524.3	$(106.2)	$0.1	$418.2

Finance charges, net	—	2,983.7	—	2,983.7
Investment income	9.6	—	—	9.6
Total	$533.9	$2,877.5	$0.1	$3,411.5

			Corporate/
Nine Months Ended September 30, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$214.8	$—	$—	$214.8
Short-term loyalty programs	406.9	—	—	406.9
Servicing fees, net	—	(93.9)	—	(93.9)
Other	69.7	—	0.3	70.0
Revenue from contracts with customers	$691.4	$(93.9)	$0.3	$597.8

Finance charges, net	—	3,513.2	—	3,513.2
Investment income	9.3	—	—	9.3
Total	$700.7	$3,419.3	$0.3	$4,120.3

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables present revenue disaggregated by geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

			Corporate/
Three Months Ended September 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$3.3	$865.7	$—	$869.0
Canada	70.3	—	—	70.3
Europe, Middle East and Africa	76.9	—	—	76.9
Asia Pacific	12.6	—	—	12.6
Other	21.7	—	—	21.7
Total	$184.8	$865.7	$—	$1,050.5

			Corporate/
Three Months Ended September 30, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$12.3	$1,192.0	$0.1	$1,204.4
Canada	88.9	—	—	88.9
Europe, Middle East and Africa	77.0	—	—	77.0
Asia Pacific	40.0	—	—	40.0
Other	27.3	—	—	27.3
Total	$245.5	$1,192.0	$0.1	$1,437.6

			Corporate/
Nine Months Ended September 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$9.6	$2,877.5	$0.1	$2,887.2
Canada	214.1	—	—	214.1
Europe, Middle East and Africa	196.2	—	—	196.2
Asia Pacific	63.0	—	—	63.0
Other	51.0	—	—	51.0
Total	$533.9	$2,877.5	$0.1	$3,411.5

			Corporate/
Nine Months Ended September 30, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$28.2	$3,419.3	$0.3	$3,447.8
Canada	263.3	—	—	263.3
Europe, Middle East and Africa	276.0	—	—	276.0
Asia Pacific	81.6	—	—	81.6
Other	51.6	—	—	51.6
Total	$700.7	$3,419.3	$0.3	$4,120.3

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Contract Liabilities

The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES® reward mile and the reward products for its short-term loyalty programs.

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total

	(in millions)
Balance at January 1, 2020	$258.6	$663.4	$922.0
Cash proceeds	124.7	206.7	331.4
Revenue recognized (1)	(140.8)	(153.6)	(294.4)
Other	—	0.5	0.5
Effects of foreign currency translation	(6.8)	(15.6)	(22.4)
Balance at September 30, 2020	$235.7	$701.4	$937.1
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$134.3	$701.4	$835.7
Deferred revenue (non-current)	$101.4	$—	$101.4
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $44.2 million in 2020, $112.4 million in 2021, $61.3 million in 2022, and $17.8 million in 2023.

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2020 was $122.8 million and the closing balance as of September 30, 2020 was $95.6 million, with the change due to revenue recognized of approximately $234.9 million during the nine months ended September 30, 2020, offset in part by cash payments received in advance of program performance.

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

The Company performs an impairment assessment when events or changes in circumstances indicate that the carrying amount of contract costs may not be recoverable. Due to deteriorated economic conditions from COVID-19 resulting in retail store closures and a significant decline in credit sales, the Company’s impairment assessment for certain of its deferred contract costs resulted in an asset impairment charge within its Card Services segment of $31.1 million in the second quarter of 2020 that is included in cost of operations in its unaudited condensed consolidated statements of income for the nine months ended September 30, 2020. As of September 30, 2020, the remaining unamortized contract costs were $332.3 million and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions, except per share amounts)
Basic income per share:
Numerator:
Income from continuing operations	$133.3	$121.6	$201.7	$442.2
Less: Dividends declared on preferred stock	—	0.9	—	2.8
Less: Allocation of undistributed earnings (1)	—	—	—	5.8
Income from continuing operations - basic	133.3	120.7	201.7	433.6
Loss from discontinued operations, net of tax	—	(229.2)	—	(261.7)
Net income (loss) - basic	$133.3	$(108.5)	$201.7	$171.9

Denominator:
Weighted average shares, basic	47.7	48.8	47.7	51.1

Basic income (loss) attributable to common stockholders per share:
Income from continuing operations	$2.79	$2.47	$4.23	$8.49
Loss from discontinued operations	$—	$(4.69)	$—	$(5.12)
Net income (loss) per share	$2.79	$(2.22)	$4.23	$3.37

Diluted income per share (2):
Numerator:
Income from continuing operations	$133.3	$121.6	$201.7	$442.2
Loss from discontinued operations, net of tax	—	(229.2)	—	(261.7)
Net income (loss)	$133.3	$(107.6)	$201.7	$180.5

Denominator:
Weighted average shares, basic	47.7	48.8	47.7	51.1
Weighted average effect of dilutive securities:
Shares from assumed conversion of preferred stock	—	1.5	—	0.9
Net effect of dilutive stock options and unvested restricted stock (3)	0.1	0.1	—	0.1
Denominator for diluted calculation	47.8	50.4	47.7	52.1

Diluted income (loss) attributable to common stockholders per share:
Income from continuing operations	$2.79	$2.41	$4.23	$8.50
Loss from discontinued operations	$—	$(4.54)	$—	$(5.03)
Net income (loss) per share	$2.79	$(2.13)	$4.23	$3.47
(1)	In accordance with ASC 260, “Earnings Per Share,” in the period of net loss, the loss was not allocated to the participating security as it does not have a contractual obligation to share in the losses.
(2)	Computed using the if-converted method, as the result was more dilutive.
(3)	For both the three and nine months ended September 30, 2020, 0.3 million of restricted stock units were excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive. For both the three and nine months ended September 30, 2019, 0.2 million of restricted stock units were excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

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

For the three and nine months ended September 30, 2019, the Company’s calculation of basic and diluted EPS was computed using the two-class method for those periods in which participating securities were outstanding. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

4. DISPOSITION

On January 10, 2020, the Company sold Precima®, a provider of retail strategy and customer data applications and analytics, to Nielsen Holdings plc for total consideration of $43.8 million. The purchase and sale agreement provided for $10.0 million in contingent consideration based upon the occurrence of specified events and performance of the business, with two earnout determination dates in September 2020 and September 2021, respectively. In September 2020, the Company received cash of $5.0 million upon the earnout determination date. At September 30, 2020, the Company estimated the fair value of the remaining contingent purchase price at approximately $1.5 million, which is included in the total consideration below. Precima was included in the Company’s LoyaltyOne segment. The pre-tax gain was recorded in cost of operations in the Company’s unaudited condensed consolidated statements of income.

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

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in millions)	(in millions)
Revenue	$—	$999.6
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	45.1	953.9
Depreciation and other amortization	—	29.7
Amortization of purchased intangibles	—	43.5
Interest expense (1)	—	64.1
Gain on sale of Epsilon	(512.2)	(512.2)
Income before provision for income taxes	467.1	420.6
Provision for income taxes	696.3	682.3
Loss from discontinued operations, net of taxes	$(229.2)	$(261.7)
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

Depreciation and amortization and capital expenditures from discontinued operations for the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in millions)	(in millions)
Depreciation and amortization	$—	$73.2
Capital expenditures	$—	$55.8

6. CREDIT CARD AND LOAN RECEIVABLES

The Company’s credit card and loan receivables are the only portfolio segment or class of financing receivables. Quantitative information about the components of credit card and loan receivables is presented in the table below:

	September 30,	December 31,
	2020	2019

	(in millions)
Principal receivables	$14,806.8	$18,413.1
Billed and accrued finance charges	730.0	977.3
Other	61.9	72.7
Total credit card and loan receivables	15,598.7	19,463.1
Less: Credit card receivables – restricted for securitization investors	10,536.2	13,504.2
Other credit card and loan receivables	$5,062.5	$5,958.9

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

In estimating its allowance for loan loss, for each identified group, management utilizes various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models utilize historical data and applicable macroeconomic variables with statistical analysis and behavioral relationships with credit performance. The Company’s quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. Management utilizes a third party service to analyze a number of scenarios, but uses one scenario to determine the macroeconomic variables over the forecast period. The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card and loan receivables, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the allowance for loan loss reflects the Company’s best estimate of current expected credit losses. As permitted by ASC 326, the Company excludes unbilled finance charges from its amortized cost basis of credit card and loan receivables. At September 30, 2020, unbilled finance charges were $221.0 million and included in other credit card and loan receivables in the Company’s unaudited condensed consolidated balance sheet.

The following table presents the Company’s allowance for loan loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Balance at beginning of period	$2,096.3	$1,010.9	$1,171.1	$1,038.3
Adoption of ASC 326 (1)	—	—	644.0	—
Provision for loan loss	207.7	297.3	1,113.7	806.8
Change in estimate for uncollectible unpaid interest and fees	—	—	—	(10.0)
Recoveries	45.5	53.4	170.3	169.9
Principal charge-offs	(268.6)	(296.1)	(1,018.2)	(939.5)
Balance at end of period	$2,080.9	$1,065.5	$2,080.9	$1,065.5
(1)	Recorded January 1, 2020 through a cumulative-effect adjustment to retained earnings, net of taxes.

During the three months ended September 30, 2020, there was not a significant change in the allowance for loan loss, as the allowance for loan loss as a percentage of end of period credit card and loan receivables remained constant at 13.3% from June 30, 2020 to September 30, 2020. During the nine months ended September 30, 2020, the increase in the allowance for loan loss was due to a $644.0 million cumulative-effect adjustment for the adoption of ASC 326 as well as deterioration of the macroeconomic outlook due to COVID-19. Additionally, the worsening macroeconomic environment also increased the principal charge-offs for the nine months ended September 30, 2020 as compared to the prior year.

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

Charge-offs for unpaid interest and fees were $142.3 million and $173.6 million for the three months ended September 30, 2020 and 2019, respectively, and $571.9 million and $586.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table presents the amortized cost basis of the aging analysis of the Company’s credit card and loan receivables portfolio:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Loan Receivables
	31 to 60 days delinquent	61 to 90 days delinquent	91 or more days delinquent	Total delinquent	Current	Total

	(in millions)
As of September 30, 2020	$262.3	$185.8	$451.7	$899.8	$14,401.0	$15,300.8

As of December 31, 2019	$399.1	$293.9	$698.4	$1,391.4	$17,656.4	$19,047.8

Modified Credit Card Receivables

Forbearance Programs

In response to the COVID-19 pandemic, the Company offered forbearance programs to affected cardholders, which provide for short-term modifications in the form of payment deferrals and late fee waivers to borrowers who were current with their payments prior to any relief. Specifically, the Company provided for late fee waivers and payment deferrals for up to two months for approximately $2.0 billion of credit card and loan receivables, based on the balance in the month of enrollment, through September 30, 2020 and the extension of certain promotional plans of approximately $89.0 million for up to three months. As of September 30, 2020, the credit card and loan receivables in these deferral forbearance programs was approximately $202.9 million. Additionally, the Company instituted two short-term programs with durations of three and six months, which provide concessions consisting primarily of a reduced minimum payment and an interest rate reduction, the balance of which was $71.2 million as of September 30, 2020.

As these short-term modifications were made in response to COVID-19 to borrowers who were current prior to any relief, these are not considered troubled debt restructurings under the Interagency Statement guidance on certain loan modifications and an interpretation of ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors.”

Troubled Debt Restructurings

The Company holds certain credit card receivables for which the terms have been modified. The Company’s modified credit card receivables include credit card receivables for which temporary hardship concessions have been granted and credit card receivables in permanent workout programs. These modified credit card receivables include

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card receivables if the credit cardholder complies with the terms of the program. Additionally, the Company instituted two temporary hardship programs with durations of three and six months with similar terms to our short-term forbearance programs, for borrowers who were not current as of their most recent billing cycle prior to April 2020. As of September 30, 2020, the outstanding balance of credit card and loan receivables in these two short-term temporary hardship programs treated as troubled debt restructurings totaled approximately $36.6 million.

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

The Company had $480.1 million and $308.7 million, respectively, as a recorded investment in impaired credit card receivables as of September 30, 2020 and December 31, 2019, respectively, which represented less than 4% of the Company’s total credit card receivables. The average recorded investment in impaired credit card receivables was $459.7 million and $289.5 million for the three months ended September 30, 2020 and 2019, respectively, and $387.3 million and $292.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $8.5 million and $5.4 million for the three months ended September 30, 2020 and 2019, respectively, and $21.0 million and $17.1 million for the nine months ended September 30, 2020 and 2019, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following table provides information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance

(Dollars in millions)
Troubled debt restructurings – credit card receivables	131,919	$170.3	$169.0	302,438	$439.3	$437.6

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance

(Dollars in millions)
Troubled debt restructurings – credit card receivables	65,819	$94.1	$94.0	194,323	$285.1	$284.7

The table below summarizes troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance

(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	28,724	$37.8	82,000	$113.1

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance

(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	25,815	$36.0	105,710	$141.3

Credit Quality

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. The following table reflects the composition of the Company’s credit card and loan receivables on an amortized cost basis by obligor credit quality as of September 30, 2020 and December 31, 2019:

	Amortized Cost Revolving Credit Card and Loan Receivables
	September 30, 2020		December 31, 2019
		Percentage of		Percentage of
		Amortized		Amortized
Probability of an Account Becoming 91 or More Days Past	Amortized	Cost Basis	Amortized	Cost Basis
Due or Becoming Charged-off (within the next 12 months)	Cost Basis	Outstanding	Cost Basis	Outstanding

	(in millions, except percentages)
No Score	$178.1	1.2%	$298.4	1.6%
27.1% and higher	1,395.0	9.1	1,648.8	8.7
17.1% - 27.0%	833.5	5.4	1,108.5	5.8
12.6% - 17.0%	888.4	5.8	1,171.7	6.2
3.7% - 12.5%	6,687.0	43.7	8,292.1	43.5
1.9% - 3.6%	2,688.4	17.6	3,375.3	17.7
Lower than 1.9%	2,630.4	17.2	3,153.0	16.5
Total	$15,300.8	100.0%	$19,047.8	100.0%

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

Portfolios Held for Sale

The Company had certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $408.0 million as of December 31, 2019. As of September 30, 2020, there were no credit card portfolios held for sale.

During the nine months ended September 30, 2020, the Company sold a credit card portfolio for cash consideration of approximately $289.5 million and recognized a gain of approximately $20.4 million on the transaction, which was recorded in cost of operations in the Company’s unaudited condensed consolidated statements of income. In September 2020, one of the Company’s credit card portfolios totaling approximately $81.9 million was transferred from held for sale to held for investment and was included in total credit card and loan receivables at September 30, 2020.

During the nine months ended September 30, 2019, the Company sold six credit card portfolios for cash consideration of approximately $980.0 million and recognized approximately $21.1 million in net gains on the transactions, which were recorded in cost of operations in the Company’s unaudited condensed consolidated statements of income. Additionally, during the nine months ended September 30, 2019, the Company transferred one credit card portfolio totaling approximately $510.3 million into credit card receivables held for sale.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company recorded portfolio valuation adjustments, which are reflected in cost of operations in the Company’s unaudited condensed consolidated statements of income, of $1.2 million and $61.2 million for the three months ended September 30, 2020 and 2019, respectively, and $7.5 million and $161.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Portfolio Acquisitions

During the nine months ended September 30, 2019, the Company acquired four credit card portfolios for purchase prices totaling approximately $924.8 million. No portfolio acquisitions were made during the nine months ended September 30, 2020.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card receivables through its credit card securitization trusts, consisting of World Financial Network Credit Card Master Trust, World Financial Network Credit Card Master Note Trust (“Master Trust I”) and World Financial Network Credit Card Master Trust III (“Master Trust III”) (collectively, the “WFN Trusts”), and World Financial Capital Credit Card Master Note Trust (the “WFC Trust”). The Company continues to own and service the accounts that generate credit card receivables held by the WFN Trusts and the WFC Trust. In its capacity as a servicer, each of the respective banks earns a fee from the WFN Trusts and the WFC Trust to service and administer the credit card receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore not reflected in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	September 30,	December 31,
	2020	2019

	(in millions)
Total credit card receivables – restricted for securitization investors	$10,536.2	$13,504.2
Principal amount of credit card receivables – restricted for securitization investors, 91 days or more past due	$202.3	$321.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Net charge-offs of securitized principal	$148.1	$206.0	$602.7	$670.1

7. INVENTORIES, NET

Inventories, net of $202.8 million and $218.0 million at September 30, 2020 and December 31, 2019, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

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

	September 30, 2020				December 31, 2019
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
Marketable securities	$221.3	$6.8	$—	$228.1	$257.2	$3.0	$(0.4)	$259.8
Total	$221.3	$6.8	$—	$228.1	$257.2	$3.0	$(0.4)	$259.8

There were no unrealized losses at September 30, 2020, and the following table shows the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Marketable securities	$18.8	$(0.2)	$13.1	$(0.2)	$31.9	$(0.4)
Total	$18.8	$(0.2)	$13.1	$(0.2)	$31.9	$(0.4)

The amortized cost and estimated fair value of the marketable securities and U.S. Treasury bonds at September 30, 2020 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in millions)
Due in one year or less	$43.7	$43.7
Due after one year through five years	1.1	1.1
Due after five years through ten years	—	—
Due after ten years	176.5	183.3
Total	$221.3	$228.1

Market values were determined for each individual security in the investment portfolio. Effective January 1, 2020, the Company adopted ASC 326, which replaced the other-than-temporary impairment model for available-for-sale debt securities. For available-for-sale debt securities in which fair value is less than cost, ASC 326 requires that credit-related impairment, if any, be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of September 30, 2020, the Company does not consider its investments to be impaired.

There were no realized gains or losses from the sale of investment securities for the three or nine months ended September 30, 2020 and 2019.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	September 30, 2020				December 31, 2019
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
Restricted cash	$45.4	$—	$—	$45.4	$39.3	$—	$—	$39.3
Mutual funds	25.4	—	—	25.4	25.1	—	—	25.1
Corporate bonds	554.6	16.5	(0.2)	570.9	536.0	2.4	(2.0)	536.4
Total	$625.4	$16.5	$(0.2)	$641.7	$600.4	$2.4	$(2.0)	$600.8

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2020
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Corporate bonds	$15.3	$(0.1)	$9.9	$(0.1)	$25.2	$(0.2)
Total	$15.3	$(0.1)	$9.9	$(0.1)	$25.2	$(0.2)

	December 31, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Corporate bonds	$166.6	$(1.3)	$155.1	$(0.7)	$321.7	$(2.0)
Total	$166.6	$(1.3)	$155.1	$(0.7)	$321.7	$(2.0)

The amortized cost and estimated fair value of the securities at September 30, 2020 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in millions)
Due in one year or less	$114.7	$115.3
Due after one year through five years	453.5	469.1
Due after five year through ten years	11.8	11.9
Total	$580.0	$596.3

Market values were determined for each individual security in the investment portfolio. Effective January 1, 2020, the Company adopted ASC 326, which replaced the other-than-temporary impairment model for available-for-sale debt securities. For available-for-sale debt securities in which fair value is less than cost, ASC 326 requires that credit-related impairment, if any, be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of September 30, 2020, the Company does not consider its investments to be impaired.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

There were no realized gains or losses from the sale of investment securities for the three and nine months ended September 30, 2020. Realized losses from the sale of investment securities for the three and nine months ended September 30, 2019 were de minimis.

10. LEASES

The Company has operating leases for general office properties, warehouses, data centers, call centers, automobiles and certain equipment. As of September 30, 2020, the Company’s leases have remaining lease terms of less than 1 year to 18 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Operating lease cost	$10.0	$10.2	$30.2	$30.9
Short-term lease cost	0.2	0.7	0.7	1.9
Variable lease cost	1.3	2.0	4.4	5.6
Total	$11.5	$12.9	$35.3	$38.4

Other information related to leases was as follows:

	September 30,	September 30,
	2020	2019
Weighted-average remaining lease term (in years):
Operating leases	11.0	11.5
Weighted-average discount rate:
Operating leases	5.2%	5.2%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.0	$9.0	$35.7	$34.6
Right of use assets obtained in exchange for lease obligations:
Operating leases	$0.5	$4.0	$3.3	$13.8

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Maturities of the lease liabilities as of September 30, 2020 were as follows:

Operating
Year	Leases
(in millions)
2020 (excluding the nine months ended September 30, 2020)	$6.6
2021	40.3
2022	39.2
2023	37.4
2024	35.3
Thereafter	240.0
Total undiscounted lease liabilities	398.8
Less: Amount representing interest	(101.1)
Total present value of minimum lease payments	$297.7

Amounts recognized in the September 30, 2020 consolidated balance sheet:
Current operating lease liabilities	$21.9
Long-term operating lease liabilities	275.8
Total	$297.7

The Company evaluates its right of use assets for impairment in accordance with ASC 360, “Property, Plant and Equipment,” when events or changes in circumstances indicate that a right of use asset’s carrying amount may not be recoverable. The Company performed an impairment assessment for the right of use asset associated with one of its locations where it ceased use with the intent to sublease. As a result, the Company recorded an asset impairment charge within its Card Services segment of $3.1 million in the second quarter of 2020, which is included in cost of operations in its unaudited condensed consolidated statements of income for the nine months ended September 30, 2020. As a result of COVID-19 and expense management measures in 2020, the Company is evaluating potential office consolidations or closures, which could result in circumstances whereby the asset’s carrying amount may not be recoverable.

11. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2020
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in millions)
Finite Lived Assets
Customer contracts and lists	$339.9	$(327.7)	$12.2	7 years—straight line
Premium on purchased credit card portfolios	176.4	(105.7)	70.7	1-13 years—straight line
Collector database	52.4	(51.9)	0.5	5 years—straight line
Tradenames	33.3	(28.6)	4.7	8-15 years—straight line
	$602.0	$(513.9)	$88.1
Indefinite Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$603.2	$(513.9)	$89.3

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

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in millions)
2020 (excluding the nine months ended September 30, 2020)	$18.9
2021	22.3
2022	17.5
2023	12.9
2024	10.7
Thereafter	5.8

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne	Card Services	Total

	(in millions)
Balance at January 1, 2020	$690.9	$264.0	$954.9
Goodwill related to sale of Precima	(3.2)	—	(3.2)
Effects of foreign currency translation	17.7	—	17.7
Balance at September 30, 2020	$705.4	$264.0	$969.4

Approximately $3.2 million of LoyaltyOne goodwill was allocated to Precima upon sale in January 2020, based on a relative fair value allocation of the businesses.

The Company tests goodwill for impairment annually, or when events and circumstances change that would indicate the carrying value may not be recoverable. On July 1, 2020, the Company voluntarily changed its annual goodwill impairment testing date from July 31 to July 1 to allow additional time for testing due to the COVID-19 pandemic and current uncertainty in the macroeconomic environment. Accordingly, management determined that the change in accounting principle is preferable under the circumstance. This change has been applied prospectively from July 1, 2020, as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions and significant estimates used in earlier periods without the benefit of hindsight. This change was not material to the Company’s consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge. As of September 30, 2020, the Company does not believe it is more likely than not that the fair value of any reporting unit is less than its carrying amount. However, due to the COVID-19 pandemic and continuing uncertainty in the macroeconomic environment, future deterioration in the economy could adversely impact the Company’s reporting units and result in a goodwill impairment.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. RESTRUCTURING AND OTHER CHARGES

In 2019, the Company, under the direction of the Board of Directors, evaluated the cost structure and executed on certain cost saving initiatives at each segment. These charges included restructuring and other exit activities related to reductions in force, terminations of certain product lines, reduction or closure of certain leased office space, asset impairments, changes in management structure and fundamental reorganizations that affect the nature and focus of operations. Restructuring and other charges incurred at the Corporate segment were recorded to general and administrative expense in the Company’s unaudited condensed consolidated statements of income, and restructuring and other charges incurred in the LoyaltyOne and Card Services segments were recorded to cost of operations in the Company’s unaudited condensed consolidated statements of income. These charges related to actions taken in 2019 are not expected to continue in 2020. The restructuring and other charges incurred in 2020 relate to changes in the Company’s original estimate and consisted of adjustments to the Company’s liability.

The following tables summarize the restructuring and other charges incurred by reportable segment for all restructuring activities for the periods presented; however, there were no restructuring and other charges incurred for the three months ended September 30, 2020.

	Termination	Asset	Lease	Other
Three Months Ended September 30, 2019	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Corporate/Other	$3.3	$—	$6.8	$0.7	$10.8
LoyaltyOne	8.1	33.5	0.2	0.2	42.0
Card Services	—	0.2	1.9	—	2.1
Total	$11.4	$33.7	$8.9	$0.9	$54.9

	Termination	Asset	Lease	Other
Nine Months Ended September 30, 2020	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Corporate/Other	$—	$—	$—	$—	$—
LoyaltyOne	0.1	—	—	—	0.1
Card Services	(7.8)	—	—	—	(7.8)
Total	$(7.7)	$—	$—	$—	$(7.7)

	Termination	Asset	Lease	Other
Nine Months Ended September 30, 2019	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Corporate/Other	$14.5	$11.1	$6.8	$0.7	$33.1
LoyaltyOne	9.4	38.0	0.2	2.3	49.9
Card Services	—	0.2	1.9	—	2.1
Total	$23.9	$49.3	$8.9	$3.0	$85.1

The Company’s liability for restructuring and other charges is recognized in accrued expenses and other liabilities in its unaudited condensed consolidated balance sheets. The following table summarizes the activities related to the restructuring and other charges, as discussed above, for the three and nine months ended September 30, 2020:

	Termination	Asset	Lease	Other
Three Months Ended September 30, 2020	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Liability as of June 30, 2020	$9.3	$—	$—	$—	$9.3
Adjustments for non-cash charges	—	—	—	—	—
Cash payments	(4.3)	—	—	—	(4.3)
Liability as of September 30, 2020	$5.0	$—	$—	$—	$5.0

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Termination	Asset	Lease	Other
Nine Months Ended September 30, 2020	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Liability as of January 1, 2020	$34.7	$—	$—	$0.1	$34.8
Adjustments for non-cash charges	(7.7)	—	—	—	(7.7)
Cash payments	(22.0)	—	—	(0.1)	(22.1)
Liability as of September 30, 2020	$5.0	$—	$—	$—	$5.0

The Company’s outstanding liability related to restructuring and other charges is expected to be settled by the end of 2021, with the majority settled in 2020.

13. DEBT

Debt consists of the following:

	September 30,	December 31,
Description	2020	2019	Maturity	Interest Rate

	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$—	$—	December 2022	(1)
2017 term loans	1,484.3	2,028.8	December 2022	(2)
BrandLoyalty credit agreement	—	—	April 2023	(3)
Senior notes due 2024	850.0	850.0	December 2024	4.750%
Senior notes due 2026	500.0	—	January 2026	7.000%
Total long-term and other debt	2,834.3	2,878.8
Less: Unamortized debt issuance costs	31.1	28.9
Less: Current portion	76.0	101.4
Long-term portion	$2,727.2	$2,748.5

Deposits:
Certificates of deposit	$6,257.4	$8,585.2	Various – Oct 2020 to Sep 2025	0.60% to 4.00%
Money market deposits	3,905.6	3,589.8	Non-maturity	(4)
Total deposits	10,163.0	12,175.0
Less: Unamortized debt issuance costs	14.5	23.3
Less: Current portion	6,753.5	6,942.4
Long-term portion	$3,395.0	$5,209.3

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$4,016.0	$4,891.0	Various – Oct 2020 to Sep 2022	2.03% to 3.95%
Conduit asset-backed securities	335.0	2,405.0	Various – Apr 2022 to Oct 2022	(5)
Total non-recourse borrowings of consolidated securitization entities	4,351.0	7,296.0
Less: Unamortized debt issuance costs	6.7	12.0
Less: Current portion	2,120.4	3,030.8
Long-term portion	$2,223.9	$4,253.2
(1)	The interest rate is based upon LIBOR plus an applicable margin.
(2)	The interest rate is based upon LIBOR plus an applicable margin. The weighted average interest rate for the term loans was 1.90% and 3.30% at September 30, 2020 and December 31, 2019, respectively.
(3)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin.
(4)	The interest rates are based on the Federal Funds rate plus an applicable margin. At September 30, 2020, the interest rates ranged from 0.34% to 3.50%. At December 31, 2019, the interest rates ranged from 1.84% to 3.50%.
(5)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At September 30, 2020, the interest rates ranged from 1.40% to 1.95%. At December 31, 2019, the interest rates ranged from 2.79% to 2.96%.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

At September 30, 2020, the Company was in compliance with its financial covenants.

Long-term and Other Debt

Senior Notes

In September 2020, the Company issued and sold $500.0 million aggregate principal amount of 7.000% senior notes due January 15, 2026 (the “Senior Notes due 2026”). The Senior Notes due 2026 accrue interest on the principal amount at the rate of 7.000% per annum from September 22, 2020, payable semi-annually in arrears, on March 15 and September 15 of each year, beginning on March 15, 2021. The Senior Notes due 2026 will mature on January 15, 2026, subject to earlier repurchase or redemption.

The Senior Notes due 2026 are governed by an indenture that includes usual and customary negative covenants and events of default. The Senior Notes due 2026 are guaranteed on a senior unsecured basis by each of the Company’s existing and future domestic restricted subsidiaries that incurs or in any other manner becomes liable for any debt under the Company’s domestic credit facilities, including the credit agreement.

Credit Agreement

In September 2020, the Company amended its credit agreement to (a) increase the maximum total leverage ratio, (b) decrease the minimum interest coverage ratio, and (c) increase the maximum permitted average delinquency ratios, for the periods ending March 31, 2021 through June 30, 2022, and to make certain other amendments.

The amendment also required the Company to prepay the term loans upon consummation of the offering of the Senior Notes due 2026 with a prepayment in an amount equal to the net proceeds from the offering, which obligation was satisfied in full with a prepayment of $493.8 million.

As of September 30, 2020, the Company had $1,484.3 million in term loans outstanding with $750.0 million total availability under the revolving line of credit.

BrandLoyalty Credit Agreement

In April 2020, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, terminated its existing facility and entered into a new credit agreement (the “2020 BrandLoyalty Credit Agreement”) that provides for a committed revolving line of credit of €30.0 million ($35.2 million as of September 30, 2020), an uncommitted revolving line of credit of €30.0 million ($35.2 million as of September 30, 2020), and an accordion feature permitting BrandLoyalty to request an increase in either the committed or uncommitted line of credit up to €80.0 million ($93.8 million as of September 30, 2020) in aggregate. Each of the committed and uncommitted revolving line of credit are scheduled to mature on April 3, 2023, subject to BrandLoyalty’s request to extend for two additional one-year terms at the absolute discretion of the lenders at the time of such requests.

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

As of September 30, 2020, there were no amounts outstanding under the 2020 BrandLoyalty Credit Agreement.

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

In August 2020, $625.0 million of Series 2015-B asset-backed term notes, $150.0 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

As of September 30, 2020, the Company collected $603.1 million of principal payments made by its credit cardholders during the accumulation period for the repayment of the Series 2017-C notes, which matured in October 2020. The cash is restricted to the securitization investors and is reflected in other current assets in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2020.

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

In September 2020, Master Trust I amended its 2009-VFN conduit facility, extending the maturity to October 2022. In September 2020, Master Trust III amended its 2009-VFC conduit facility, decreasing the capacity from $1.0 billion to $700.0 million and extending the maturity to April 2022. In September 2020, the WFC Trust amended its 2009-VFN conduit facility, decreasing the capacity from $2.2 billion to $1.5 billion and extending the maturity to April 2022.

As of September 30, 2020, total capacity under the conduit facilities was $3.2 billion, of which $335.0 million had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

14. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in interest rates and foreign currency exchange rates.

The Company limits its exposure on derivatives by entering into contracts with institutions that are established dealers who maintain certain minimum credit criteria established by the Company. At September 30, 2020, the Company does not maintain any derivative instruments subject to master agreements that would require the Company to post collateral or that contain any credit-risk related contingent features.

The Company enters into foreign currency derivatives to reduce the volatility of the Company’s cash flows resulting from changes in foreign currency exchange rates associated with certain inventory transactions, some of which are designated as cash flow hedges. The Company generally hedges foreign currency exchange rate risks for periods of 12 months or less. As of September 30, 2020, the maximum term over which the Company is hedging its exposure to the variability of future cash flows associated with certain inventory transactions is 12 months.

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

The following tables present the fair values of the derivative instruments included within the Company’s unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity

	(in millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$47.8	$1.4	Other current assets	October 2020 - September 2021
Foreign currency exchange hedges	$28.5	$1.4	Other current liabilities	October 2020 - July 2021

Not designated as hedging instruments:
Foreign currency exchange forward contracts	$10.1	$0.2	Other current assets	October 2020 - September 2021
Foreign currency exchange forward contracts	$2.2	$0.1	Other current liabilities	October 2020 - September 2021

	December 31, 2019
	Notional
	Amount	Fair Value	Balance Sheet Location	Maturity

	(in millions)
Designated as hedging instruments:
Foreign currency exchange hedges	$5.5	$0.2	Other current assets	January 2020 to February 2020
Foreign currency exchange hedges	$7.8	$0.3	Other current liabilities	February 2020 to July 2020

Derivatives Designated as Hedging Instruments

Gains of $0.5 million and de minimis, net of tax, were recognized in other comprehensive income for the three and nine months ended September 30, 2020, respectively, and gains of $0.7 million and $0.5 million, net of tax, were recognized in other comprehensive income for the three and nine months ended September 30, 2019, respectively, related to foreign currency exchange hedges designated as effective.

Changes in the fair value of these hedges are recorded in other comprehensive income until the hedged transactions affect net income. Reclassifications from accumulated other comprehensive loss into net income (cost of operations) for each of the periods presented were not material. At September 30, 2020, $0.1 million is expected to be reclassified from accumulated other comprehensive income into net income in the coming 12 months.

Derivatives Not Designated as Hedging Instruments

For the three and nine months ended September 30, 2020, gains and losses related to foreign currency exchange forward contracts not designated as hedging instruments were de minimis.

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

Indemnification

On July 1, 2019, the Company completed the sale of its Epsilon segment to Publicis Groupe S.A. (“Publicis”). Under the terms of the agreement governing that transaction, the Company agreed to indemnify Publicis and its affiliates from and against any losses arising out of or related to a Department of Justice (“DOJ”) investigation. The DOJ investigation relates to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon has actively cooperated with the DOJ in connection with its ongoing investigation. The Company records a loss contingency when a loss is probable and an amount can be reasonably estimated. For the year ended December 31, 2019, the Company recorded a loss contingency of $32.9 million, net of tax, which was included in loss from discontinued operations. As these estimates are initially developed substantially earlier than when the ultimate loss is known, no assurance can be given that the investigation will be resolved on these, or other, terms. Therefore, this loss contingency may be refined each period as additional information becomes available. As of September 30, 2020, there was no change to the Company’s estimate of loss contingency.

16. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In July 2019, the Company’s Board of Directors authorized a new stock repurchase program to acquire up to $1.1 billion of its outstanding common stock from July 5, 2019 through June 30, 2020. As of December 31, 2019, the Company had $347.8 million remaining under its authorized stock repurchase program. On April 23, 2020, the Company announced that it has suspended its stock repurchase program. The stock repurchase program expired on June 30, 2020, and $347.8 million of this program expired unused. During 2020, the Company did not repurchase any shares of its outstanding common stock under its authorized stock repurchase program.

Stock Compensation Expense

During the nine months ended September 30, 2020, the Company awarded 180,017 service-based restricted stock units with a weighted average grant date fair value per share of $83.08 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the nine months ended September 30, 2020, the Company awarded 219,186 performance-based restricted stock units with a weighted average grant date fair value per share of $100.50 as determined on the date of grant with pre-defined vesting criteria that typically permit a range from 0% to 150% to be earned. If the performance targets are met, the restrictions will lapse with respect to 33% of the award on February 18, 2021, an additional 33% of the award on February 18, 2022 and the final 34% of the award on February 18, 2023, provided that the participant is employed by the Company on each such vesting date. As of September 30, 2020, the Company believes the probable achievement is 0%, and therefore has not recognized any expense related to these awards for the three and nine months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company also awarded 20,770 restricted stock units with a market-based condition subject to pre-defined vesting criteria that permit a range from 0% to 175% to be earned. The fair market value of these awards is $78.92 and was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation, expected volatility and risk-free rate over two-year time horizons matching the performance period. Upon determination of the market condition, the restrictions will lapse with respect to the entire award on February 18, 2022, provided that the participant is employed by the Company on such vesting date.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Cost of operations	$3.4	$3.1	$9.4	$16.2
General and administrative	1.9	(0.1)	6.8	8.4
Total	$5.3	$3.0	$16.2	$24.6

No stock-based compensation expense was recorded to discontinued operations for the three months ended September 30, 2019. For the nine months ended September 30, 2019, an additional $29.7 million of stock-based compensation expense related to associates from the Company’s divested Epsilon segment was recorded to discontinued operations.

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

On July 23, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock to stockholders of record at the close of business on August 14, 2020, resulting in a dividend payment of $10.0 million on September 18, 2020.

On October 29, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock to stockholders of record at the close of business on November 13, 2020, with a dividend payment date of December 18, 2020.

Additionally, the Company paid $0.5 million in cash related to dividend equivalent rights for the nine months ended September 30, 2020.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended September 30, 2020	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at June 30, 2020	$17.5	$(0.6)	$(7.5)	$(96.9)	$(87.5)
Changes in other comprehensive income (loss)	4.0	0.5	—	35.3	39.8
Balance at September 30, 2020	$21.5	$(0.1)	$(7.5)	$(61.6)	$(47.7)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended September 30, 2019	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at June 30, 2019	$3.7	$(0.4)	$(7.5)	$(117.5)	$(121.7)
Recognition resulting from the sale of Epsilon's foreign subsidiaries	—	—	—	26.8	26.8
Changes in other comprehensive income (loss)	(0.2)	0.7	—	(27.6)	(27.1)
Balance at September 30, 2019	$3.5	$0.3	$(7.5)	$(118.3)	$(122.0)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Nine Months Ended September 30, 2020	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at December 31, 2019	$2.5	$(0.1)	$(7.5)	$(94.8)	$(99.9)
Recognition resulting from the sale of Precima's foreign subsidiaries	—	—	—	3.8	3.8
Changes in other comprehensive income (loss)	19.0	—	—	29.4	48.4
Balance at September 30, 2020	$21.5	$(0.1)	$(7.5)	$(61.6)	$(47.7)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Nine Months Ended September 30, 2019	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at December 31, 2018	$(10.7)	$(0.2)	$(12.4)	$(114.8)	$(138.1)
Recognition resulting from the sale of Epsilon's foreign subsidiaries	—	—	—	26.8	26.8
Changes in other comprehensive income (loss)	14.2	0.5	4.9	(30.3)	(10.7)
Balance at September 30, 2019	$3.5	$0.3	$(7.5)	$(118.3)	$(122.0)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

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

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
Financial assets
Credit card and loan receivables, net	$13,517.8	$16,081.6	$18,292.0	$19,126.0
Credit card receivables held for sale	—	—	408.0	436.2
Redemption settlement assets, restricted	641.7	641.7	600.8	600.8
Other investments	228.1	228.1	259.8	259.8
Derivative instruments	1.6	1.6	0.2	0.2
Financial liabilities
Derivative instruments	1.5	1.5	0.3	0.3
Deposits	10,148.5	10,404.4	12,151.7	12,303.6
Non-recourse borrowings of consolidated securitization entities	4,344.3	4,427.2	7,284.0	7,333.6
Long-term and other debt	2,803.2	2,778.7	2,849.9	2,878.8

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

Derivative instruments — The Company’s foreign currency cash flow hedges and foreign currency exchange forward contracts are recorded at fair value based on a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs.

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2020 and December 31, 2019:

		Fair Value Measurements at
		September 30, 2020 Using
	Balance at
	September 30,
	2020	Level 1	Level 2	Level 3

	(in millions)
Mutual funds (1)	$25.4	$25.4	$—	$—
Corporate bonds (1)	570.9	—	570.9	—
Marketable securities (2)	228.1	34.1	194.0	—
Derivative instruments (3)	1.6	—	1.6	—
Total assets measured at fair value	$826.0	$59.5	$766.5	$—

Derivative instruments (3)	$1.5	$—	$1.5	$—
Total liabilities measured at fair value	$1.5	$—	$1.5	$—

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

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements at
	September 30, 2020
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and loan receivables, net	$16,081.6	$—	$—	$16,081.6
Total	$16,081.6	$—	$—	$16,081.6

Financial liabilities:
Deposits	$10,404.4	$—	$10,404.4	$—
Non-recourse borrowings of consolidated securitization entities	4,427.2	—	4,427.2	—
Long-term and other debt	2,778.7	—	2,778.7	—
Total	$17,610.3	$—	$17,610.3	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property and equipment, right of use assets, deferred contract assets, goodwill, and intangible assets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, including when there is evidence of impairment. For the nine months ended September 30, 2020, the Company recorded asset impairment charges of $34.2 million related to deferred contract costs and certain right of use assets. The fair value was determined utilizing discounted cash flow models over the estimated life of each asset. The principal assumptions used in the Company’s impairment analysis were forecasted future cash flows and the discount rate, which are considered Level 3 inputs. See Note 2, “Revenue,” and Note 10, “Leases,” for more information regarding asset impairments. For the three and nine months ended September 30, 2019, as part of restructuring and other charges, the Company recorded asset impairments of $33.7 million and $49.3 million, respectively. See Note 12, “Restructuring and Other Charges,” for more information.

19. INCOME TAXES

For the three months ended September 30, 2020 and 2019, the Company utilized an effective tax rate of 24.2% and 26.0%, respectively, to calculate its provision for income taxes. For the nine months ended September 30, 2020 and 2019, the Company utilized an effective tax rate of 18.8% and 22.6%, respectively, to calculate its provision for income taxes.

The decrease in the effective tax rate for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 resulted primarily from final regulations addressing the high tax exception related to Global Intangible Low-Taxed Income (“GILTI”). The decrease in the effective tax rate for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 resulted primarily from discrete tax benefits from a reduction of tax reserves related to the statute of limitations expiration in the second quarter of 2020 as well as a favorable settlement with a state tax authority in the first quarter of 2020.

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

			Corporate/
Three Months Ended September 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$184.8	$865.7	$—	$1,050.5

Income (loss) before income taxes	$18.3	$212.1	$(54.5)	$175.9
Interest expense, net	(0.2)	90.4	24.9	115.1
Operating income (loss)	18.1	302.5	(29.6)	291.0
Depreciation and amortization	20.3	19.2	0.6	40.1
Stock compensation expense	1.6	1.8	1.9	5.3
Strategic transaction costs	0.1	—	3.4	3.5
Adjusted EBITDA (1)	40.1	323.5	(23.7)	339.9
Less: Securitization funding costs	—	37.5	—	37.5
Less: Interest expense on deposits	—	52.9	—	52.9
Adjusted EBITDA, net (1)	$40.1	$233.1	$(23.7)	$249.5

			Corporate/
Three Months Ended September 30, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$245.5	$1,192.0	$0.1	$1,437.6

(Loss) income before income taxes	$(5.2)	$300.0	$(130.6)	$164.2
Interest expense, net	0.8	113.9	25.3	140.0
Operating (loss) income	(4.4)	413.9	(105.3)	304.2
Depreciation and amortization	19.8	23.5	1.6	44.9
Stock compensation expense	0.7	2.4	(0.1)	3.0
Strategic transaction costs	0.1	—	2.2	2.3
Restructuring and other charges	42.0	2.1	10.8	54.9
Loss on extinguishment of debt	—	—	71.9	71.9
Adjusted EBITDA (1)	58.2	441.9	(18.9)	481.2
Less: Securitization funding costs	—	51.4	—	51.4
Less: Interest expense on deposits	—	62.5	—	62.5
Adjusted EBITDA, net (1)	$58.2	$328.0	$(18.9)	$367.3

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Nine Months Ended September 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$533.9	$2,877.5	$0.1	$3,411.5

Income (loss) before income taxes	$88.9	$314.5	$(155.1)	$248.3
Interest expense, net	(0.5)	302.2	79.6	381.3
Operating income (loss)	88.4	616.7	(75.5)	629.6
Depreciation and amortization	56.9	61.0	2.4	120.3
Stock compensation expense	4.1	5.3	6.8	16.2
Gain on sale of business, net of strategic transaction costs	(8.0)	—	—	(8.0)
Strategic transaction costs	0.3	—	6.5	6.8
Asset impairments	—	34.2	—	34.2
Restructuring and other charges	0.1	(7.8)	—	(7.7)
Adjusted EBITDA (1)	141.8	709.4	(59.8)	791.4
Less: Securitization funding costs	—	130.1	—	130.1
Less: Interest expense on deposits	—	172.1	—	172.1
Adjusted EBITDA, net (1)	$141.8	$407.2	$(59.8)	$489.2

			Corporate/
Nine Months Ended September 30, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$700.7	$3,419.3	$0.3	$4,120.3

Income (loss) before income taxes	$45.2	$829.8	$(304.0)	$571.0
Interest expense, net	2.7	324.7	100.0	427.4
Operating income (loss)	47.9	1,154.5	(204.0)	998.4
Depreciation and amortization	59.7	68.5	5.0	133.2
Stock compensation expense	6.5	9.7	8.4	24.6
Strategic transaction costs	0.3	—	4.7	5.0
Restructuring and other charges	49.9	2.1	33.1	85.1
Loss on extinguishment of debt	—	—	71.9	71.9
Adjusted EBITDA (1)	164.3	1,234.8	(80.9)	1,318.2
Less: Securitization funding costs	—	160.3	—	160.3
Less: Interest expense on deposits	—	164.4	—	164.4
Adjusted EBITDA, net (1)	$164.3	$910.1	$(80.9)	$993.5

(1)	Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization and amortization of purchased intangibles. Adjusted EBITDA also excludes the gain on the sale of Precima, strategic transaction costs, which represent costs for professional services associated with strategic initiatives, asset impairments, restructuring and other charges, and loss related to the Company’s extinguishment of debt in July 2019.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

21. SUPPLEMENTAL CASH FLOW INFORMATION

The unaudited condensed consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows:

	September 30,	September 30,
	2020	2019

	(in millions)
Cash and cash equivalents	$3,078.4	$4,512.5
Restricted cash included within other current assets (1)	627.1	493.8
Restricted cash included within redemption settlement assets, restricted (2)	45.4	45.4
Total cash, cash equivalents and restricted cash	$3,750.9	$5,051.7
(1)	Includes cash restricted for principal and interest repayments of non-recourse borrowings of consolidated securitized debt and other restricted cash within other current assets. At September 30, 2020 and 2019, restricted cash included $603.1 million and $460.5 million, respectively, in principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt that matured in October 2020 and 2019, respectively.
(2)	See Note 9, “Redemption Settlement Assets,” for additional information regarding the nature of restrictions on redemption settlement assets.

There were no significant non-cash investing or financing activities for the nine months ended September 30, 2020.

Non-cash investing activities for the nine months ended September 30, 2019 included a $40.1 million receivable from Publicis Groupe S.A. related to customary post-closing adjustments, as provided for in the Epsilon purchase agreement. The receivable was collected in full in October 2019. Non-cash financing activities for the nine months ended September 30, 2019 included an exchange agreement with ValueAct Holdings, L.P. pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of the Company’s common stock for an aggregate of 150,000 shares of preferred stock. For more information, see Note 3, “Earnings Per Share.”

22. SUBSEQUENT EVENT

In October 2020, the Company entered into a definitive merger agreement with Lon Inc. (“Bread”) to acquire Bread in its entirety. Bread provides technology solutions for merchants to provide digital purchase financing options to customers in the form of installment credit as well as credit and debit multi-pay solutions. The transaction is subject to regulatory approval and satisfaction or waiver of other customary closing conditions. The Company will acquire Bread for an estimated purchase price of $450.0 million, subject to customary purchase price adjustments, with consideration consisting of cash, stock and a deferred payment.

Index

Caution Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding strategic initiatives, our expected operating results, future economic conditions including currency exchange rates, future dividend declarations and the guidance we give with respect to our anticipated financial performance. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	continuing impacts related to COVID-19, including government economic stimulus, relief measures for impacted borrowers and depositors, labor shortages due to quarantine, reduction in demand from clients, supply chain disruption for our reward suppliers and disruptions in the airline or travel industries;
●	loss of, or reduction in demand for services from, significant clients;
●	increases in net charge-offs in credit card and loan receivables and increases in the allowance for loan loss that may result from the application of the current expected credit loss model;
●	failure to identify, complete or successfully integrate or disaggregate business acquisitions or divestitures;
●	continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	failure to realize expected cost savings from restructuring plans;
●	increases in the cost of doing business, including market interest rates;
●	inability to access financial or capital markets, including the asset-backed securitization funding market or deposits market;
●	loss of active AIR MILES® Reward Program collectors;
●	increased redemptions by AIR MILES Reward Program collectors;
●	unfavorable fluctuations in foreign currency exchange rates;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
●	increases in Federal Deposit Insurance Corporation, Delaware or Utah regulatory capital requirements for banks;
●	failure to maintain exemption from regulation under the Bank Holding Company Act;
●	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors set forth in the Risk Factors section in our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A of our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and this Form 10-Q, elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

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

2020 Recent Developments

●	Effective February 3, 2020, our Board of Directors appointed Ralph Andretta as Alliance Data’s President and Chief Executive Officer as well as a Director of the Company.
●	For the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019:
●	Revenue decreased 17% to $3.4 billion.
●	Net income increased 12% to $201.7 million.
●	Adjusted EBITDA, net decreased 51% to $489.2 million.
●	Effective January 1, 2020, we adopted Accounting Standards Codification, or ASC, 326, “Financial Instruments—Credit Losses,” and applied a current expected credit loss, or CECL, model to determine our allowance for loan loss. Estimates of expected credit losses under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forward-looking forecasts regarding the collectability of the loan portfolio. Our adoption of CECL on January 1, 2020 resulted in an increase in our allowance for loan loss at adoption of $644.0 million, which was recorded through a cumulative-effect adjustment to retained earnings, net of taxes. The impact of CECL is significantly influenced by the composition, characteristics and quality of our portfolio of credit card and loan receivables, as well as the prevailing economic conditions and forecasts utilized and can lead to volatility in our provision for loan loss.
●	In January 2020, we sold Precima, a provider of retail strategy and customer data applications and analytics, for total consideration of approximately $43.8 million. Included in total consideration is contingent consideration with an estimated fair value of $1.5 million at September 30, 2020, upon the occurrence of specified events and performance of the business. Precima was included in our LoyaltyOne segment.
●	We paid dividends and dividend equivalent rights of $50.5 million for the nine months ended September 30, 2020.
●	We sold one credit card portfolio for cash consideration of $289.5 million during the nine months ended September 30, 2020.
●	We launched our direct-to-consumer Comenity-branded general purpose credit card which provides Alliance Data with an additional product to serve and retain our cardholders.
●	In October 2020, we entered into an agreement to transition hosting of our credit card processing services to Fiserv, a leading global provider of payments and financial services technology solutions.
●	In October 2020, we entered into a merger agreement with Lon Inc. (“Bread”) to acquire Bread in its entirety. Bread provides technology solutions for merchants to provide digital purchase financing options to customers in the form of installment credit as well as credit and debit multi-pay solutions.

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

COVID-19 restrictions have also adversely impacted and continue to adversely impact our associates, our business partners, and our customers, which has negatively impacted our financial performance. However, in the third quarter of

Index

2020, we began to see sequential improvement in certain key metrics. Specifically, our third quarter financial results demonstrated a recovery in Card Services credit sales, which increased 28% sequentially over the second quarter of 2020; further, credit metrics remained resilient, reflecting strong payment trends across our cardholder base. Additionally, LoyaltyOne’s revenue improved from second quarter levels, reflecting better business conditions and improved AIR MILES reward miles activity. On a sequential basis, AIR MILES reward miles issued and redeemed improved 18% and 13%, respectively, over the second quarter of 2020. We continue to drive company-wide expense reductions from ongoing efficiency programs that have reduced our cost to serve and enabled additional investment in areas of strategic priority.

We continue to monitor the evolving situation and guidance from international, federal, state and local government and public health authorities. In addition, surges in COVID-19 cases, such as those recently experienced in Europe and the United States, may cause people to self-quarantine or governments to shut down nonessential businesses again. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows at this time. We expect COVID-19 to have an adverse impact on future revenue growth as well as overall profitability.

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(in millions, except percentages)
Revenues
Services	$24.7	$57.9	(57)%	$109.2	$197.6	(45)%
Redemption, net	113.1	143.9	(21)	318.6	409.5	(22)
Finance charges, net	912.7	1,235.8	(26)	2,983.7	3,513.2	(15)
Total revenue	1,050.5	1,437.6	(27)	3,411.5	4,120.3	(17)
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	482.7	687.5	(30)	1,474.7	1,982.6	(26)
Provision for loan loss	207.7	297.3	(30)	1,113.7	806.8	38
General and administrative	29.0	31.8	(9)	73.2	127.4	(43)
Depreciation and other amortization	18.4	19.9	(7)	56.2	59.8	(6)
Amortization of purchased intangibles	21.7	25.0	(13)	64.1	73.4	(13)
Loss on extinguishment of debt	—	71.9	(100)	—	71.9	(100)
Total operating expenses	759.5	1,133.4	(33)	2,781.9	3,121.9	(11)
Operating income	291.0	304.2	(4)	629.6	998.4	(37)
Interest expense
Securitization funding costs	37.5	51.4	(27)	130.1	160.3	(19)
Interest expense on deposits	52.9	62.5	(15)	172.1	164.4	5
Interest expense on long-term and other debt, net	24.7	26.1	(6)	79.1	102.7	(23)
Total interest expense, net	115.1	140.0	(18)	381.3	427.4	(11)
Income from continuing operations before income taxes	175.9	164.2	7	248.3	571.0	(57)
Provision for income taxes	42.6	42.6	—	46.6	128.8	(64)
Income from continuing operations	133.3	121.6	10	201.7	442.2	(54)
Loss from discontinued operations, net of taxes	—	(229.2)	nm *	—	(261.7)	nm *
Net income	$133.3	$(107.6)	(224)%	$201.7	$180.5	12%

Key Operating Metrics:
Credit card statements generated	54.7	69.0	(21)%	177.0	211.9	(16)%
Credit sales	$6,151.7	$7,823.6	(21)%	$17,050.1	$21,690.3	(21)%
Average credit card and loan receivables	$15,299.6	$17,448.8	(12)%	$16,570.1	$17,032.2	(3)%
AIR MILES reward miles issued	1,239.7	1,344.2	(8)%	3,608.6	4,024.8	(10)%
AIR MILES reward miles redeemed	687.2	1,078.2	(36)%	2,289.4	3,217.0	(29)%

*	not meaningful

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenue. Total revenue decreased $387.1 million, or 27%, to $1,050.5 million for the three months ended September 30, 2020 from $1,437.6 million for the three months ended September 30, 2019. The decrease was due to the following:

●	Services. Revenue decreased $33.2 million, or 57%, to $24.7 million for the three months ended September 30, 2020 primarily due to the sale of Precima in January 2020, which resulted in a $22.9 million decrease in

Index

revenue as compared to the prior year quarter, as well as a $6.9 million decrease in other servicing fees charged to cardholders due to a decline in revenue from certain payment protection products due to lower volumes and a $3.0 million decrease in coalition servicing and brand revenue, which was impacted by declines in AIR MILES reward miles issued.
●	Redemption, net. Revenue decreased $30.8 million, or 21%, to $113.1 million for the three months ended September 30, 2020 as redemption revenue from our short-term loyalty programs decreased $28.1 million due to a decline in programs in markets across most regions due to the impact of COVID-19.
●	Finance charges, net. Revenue decreased $323.1 million, or 26%, to $912.7 million for the three months ended September 30, 2020. The decrease was driven by a 20% decline in normalized average receivables, which includes receivables held for sale, that decreased revenue by $252.5 million, and an approximate 180 basis point decline in finance charge yield, which decreased revenue by $70.6 million. The decrease in normalized average receivables resulted from lower sales volumes due to COVID-19, as credit sales decreased 21% compared to the prior year quarter, and sales of credit card portfolios. The decrease in finance charge yield was due to a 150 basis point decline in late fee yield, primarily attributable to forbearance programs offered, including waivers of late fees, in response to COVID-19, as well as interest rate cuts by the Federal Reserve.

Cost of operations. Cost of operations decreased $204.8 million, or 30%, to $482.7 million for the three months ended September 30, 2020 as compared to $687.5 million for the three months ended September 30, 2019. The decrease was due to the following:

●	Within the LoyaltyOne segment, cost of operations decreased $83.7 million, including a $48.1 million decline in cost of redemptions due to the decline in redemption revenue discussed above and restructuring and other charges related to the discontinuance of certain product lines incurred in the prior year quarter. Additionally, the sale of Precima in January 2020 resulted in a $22.9 million decrease in cost of operations, and cost of operations decreased due to cost saving initiatives executed in 2019, with a reduction of expenses across several categories such as payroll and benefits, rent expense, marketing expense and travel and entertainment.
●	Within the Card Services segment, cost of operations decreased $121.1 million, including a $59.9 million decrease in valuation adjustments to certain portfolios within credit card receivables held for sale, a $21.3 million decrease in marketing expense in part due to the decline in credit sales, a $4.9 million decrease in payroll and benefits costs due to cost saving initiatives executed in the fourth quarter of 2019 and a $33.3 million decline in various other credit card costs driven by reductions in volume and cost saving initiatives.

Provision for loan loss. Provision for loan loss decreased $89.6 million, or 30%, to $207.7 million for the three months ended September 30, 2020 as compared to $297.3 million for the three months ended September 30, 2019, due to the decline in credit card and loan receivables and lower net charge-offs.

General and administrative. General and administrative expenses decreased $2.8 million, or 9%, to $29.0 million for the three months ended September 30, 2020 as compared to $31.8 million for the three months ended September 30, 2019, as the prior year quarter was impacted by $10.8 million in restructuring charges incurred related to our Corporate reorganization. This decrease was offset in part by a $3.0 million increase in tax reserve related to an audit and higher discretionary benefits for the three months ended September 30, 2020.

Depreciation and other amortization. Depreciation and other amortization decreased $1.5 million, or 7%, to $18.4 million for the three months ended September 30, 2020 as compared to $19.9 million for the three months ended September 30, 2019, primarily due to certain fully amortized capitalized software, offset in part by additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $3.3 million, or 13%, to $21.7 million for the three months ended September 30, 2020, as compared to $25.0 million for the three months ended September 30, 2019, primarily due to certain fully amortized intangible assets, including portfolio premiums.

Loss on extinguishment of debt. For the three months ended September 30, 2019, we recorded a $71.9 million loss on extinguishment of debt resulting from the $49.9 million redemption price of the senior notes and the write-off of $22.0 million deferred issuance costs related to the July 2019 early extinguishment of $1.9 billion of outstanding senior notes and an amendment to the credit agreement that was effective upon the consummation of the sale of Epsilon.

Index

Interest expense, net. Total interest expense, net decreased $24.9 million, or 18%, to $115.1 million for the three months ended September 30, 2020 as compared to $140.0 million for the three months ended September 30, 2019. The decrease was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $13.9 million due to lower average borrowings, which decreased funding costs by approximately $18.1 million, offset in part by higher average interest rates, which increased funding costs by approximately $4.2 million.
●	Interest expense on deposits. Interest expense on deposits decreased $9.6 million due to lower average borrowings, which decreased interest expense by approximately $9.6 million. Average interest rates for deposits were comparable for the three months ended September 30, 2020 and 2019.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $1.4 million primarily due to a $20.2 million decrease in interest expense on term debt as a result of an amendment to the credit agreement, which included a $493.8 million repayment in September 2020. This decrease was offset in part by an $11.0 million increase in interest expense due to the issuance of senior notes in December 2019 and September 2020, and a $7.5 million decline in interest income. In the prior year quarter, interest income was earned on excess proceeds from the sale of Epsilon completed on July 1, 2019.

Taxes. Income tax expense related to continuing operations was flat at $42.6 million for each of the three months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three months ended September 30, 2020 was 24.2% as compared to 26.0% for the prior year quarter, primarily resulting from final regulations addressing the high tax exception related to GILTI.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes was $229.2 million for the three months ended September 30, 2019, due primarily to the after-tax loss on the sale of Epsilon on July 1, 2019.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenue. Total revenue decreased $708.8 million, or 17%, to $3,411.5 million for the nine months ended September 30, 2020 from $4,120.3 million for the nine months ended September 30, 2019. The decrease was due to the following:

●	Services. Revenue decreased $88.4 million, or 45%, to $109.2 million for the nine months ended September 30, 2020, primarily due to the sale of Precima in January 2020, which resulted in a $56.6 million decrease in revenue as compared to the prior year period, as well as a $6.8 million decline in coalition program servicing and brand revenue due to a decrease in AIR MILES reward miles issued. Additionally, servicing fees generated from servicing certain third-party credit card receivables decreased $11.2 million, servicing fees charged to cardholders decreased $10.6 million and other servicing revenue decreased $7.7 million due to a decline in volumes. These decreases were offset in part by a $10.2 million increase in merchant fee revenue due to decreased royalty payments to our retailers.
●	Redemption, net. Revenue decreased $90.9 million, or 22%, to $318.6 million for the nine months ended September 30, 2020 as redemption revenue from our short-term loyalty programs decreased $88.2 million due to a decline in programs in markets across most regions due to the impact of COVID-19. In response to COVID-19, certain of our customers have delayed their short-term loyalty programs.
●	Finance charges, net. Revenue decreased $529.5 million, or 15%, to $2,983.7 million for the nine months ended September 30, 2020. The decrease was driven by an 11% decrease in normalized average receivables, which includes receivables held for sale, which decreased revenue by $391.5 million, and an approximate 110 basis point decrease in finance charge yield, which decreased revenue by $138.0 million. The decrease in normalized average receivables was driven by lower sales volumes due to COVID-19, as credit sales decreased 21% compared to the prior year, and sales of credit card portfolios. The decrease in finance charge yield was due primarily to forbearance programs offered, including waivers of late fees, in response to COVID-19, as well as interest rate cuts by the Federal Reserve.

Index

Cost of operations. Cost of operations decreased $507.9 million, or 26%, to $1,474.7 million for the nine months ended September 30, 2020 as compared to $1,982.6 million for the nine months ended September 30, 2019. The decrease was due to the following:

●	Within the LoyaltyOne segment, cost of operations decreased $204.4 million, including a $100.5 million decrease in cost of redemptions due to the decline in redemption revenue discussed above and restructuring and other charges incurred in the prior year due to the discontinuance of certain product lines. Additionally, the sale of Precima in January 2020 resulted in a $55.0 million decrease in cost of operations excluding the gain on sale, and cost of operations decreased due to cost saving initiatives executed in 2019, with a reduction of expenses across several categories such as payroll and benefits, rent expense, marketing expense and travel and entertainment.
●	Within the Card Services segment, cost of operations decreased $303.5 million, including a $153.6 million decrease in valuation adjustments to certain portfolios within credit card receivables held for sale, a $70.3 million decrease in marketing expense due to the decline in volumes, a $50.5 million decrease in payroll and benefits costs due to cost saving initiatives executed in the fourth quarter of 2019, a $20.4 million gain recognized on the sale of a credit card portfolio in February 2020, and a $43.3 million decline in various other credit card costs driven by reductions in volume and cost saving initiatives. These decreases were offset in part by $34.2 million in asset impairment charges recorded in the second quarter of 2020, related to deferred contract costs and certain right of use assets.

Provision for loan loss. Provision for loan loss increased $306.9 million, or 38%, to $1,113.7 million for the nine months ended September 30, 2020 as compared to $806.8 million for the nine months ended September 30, 2019, due to a higher allowance for loan loss related to estimated lifetime losses under the CECL model including the projected impacts of COVID-19. The CECL model is influenced by the prevailing economic conditions and forecast utilized, which can create volatility in our provision for loan loss.

General and administrative. General and administrative expenses decreased $54.2 million, or 43%, to $73.2 million for the nine months ended September 30, 2020 as compared to $127.4 million for the nine months ended September 30, 2019, driven by cost saving initiatives implemented in 2019, which among other items included reduced headcount, office space, charitable contributions and overall corporate overhead costs. In addition, the nine months ended September 30, 2019 was impacted by $33.1 million in restructuring charges incurred related to our Corporate reorganization.

Depreciation and other amortization. Depreciation and other amortization decreased $3.6 million, or 6%, to $56.2 million for the nine months ended September 30, 2020 as compared to $59.8 million for the nine months ended September 30, 2019, primarily due to certain fully amortized capitalized software, offset in part by additional assets placed into service from recent capital expenditures.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $9.3 million, or 13%, to $64.1 million for the nine months ended September 30, 2020, as compared to $73.4 million for the nine months ended September 30, 2019, primarily due to certain fully amortized intangible assets, including portfolio premiums.

Loss on extinguishment of debt. For the nine months ended September 30, 2019, we recorded a $71.9 million loss on extinguishment of debt resulting from the $49.9 million redemption price of the senior notes and the write-off of $22.0 million deferred issuance costs related to the July 2019 early extinguishment of $1.9 billion of outstanding senior notes and an amendment to the credit agreement that was effective upon the consummation of the sale of Epsilon.

Interest expense, net. Total interest expense, net decreased $46.1 million, or 11%, to $381.3 million for the nine months ended September 30, 2020 as compared to $427.4 million for the nine months ended September 30, 2019. The net decrease was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $30.2 million due to lower average borrowings, which decreased funding costs by approximately $36.0 million, offset in part by higher average interest rates, which increased funding costs by approximately $5.8 million.
●	Interest expense on deposits. Interest expense on deposits increased $7.7 million due to higher average interest rates, which increased interest expense by approximately $16.6 million, offset in part by lower average borrowings, which decreased interest expense by approximately $8.9 million.

Index

●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $23.6 million primarily due to a $55.2 million decrease in interest expense on term debt due to lower average borrowings, as well as a result of an amendment to the credit agreement, which included a $493.8 million repayment in September 2020. This decrease was offset in part by a $31.1 million increase in interest expense due to the issuance of senior notes in December 2019 and September 2020.

Taxes. Income tax expense related to continuing operations decreased $82.2 million to $46.6 million for the nine months ended September 30, 2020 from $128.8 million for the nine months ended September 30, 2019, primarily related to a $322.7 million reduction in earnings before taxes. The effective tax rate for the nine months ended September 30, 2020 was 18.8% as compared to 22.6% for the prior year period primarily due to discrete tax benefits resulting from a reduction of tax reserves related to a statute of limitations expiration in the second quarter of 2020 as well as a favorable settlement with a state tax authority in the first quarter of 2020.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes was $261.7 million for the nine months ended September 30, 2019, due primarily to the after-tax loss on the sale of Epsilon on July 1, 2019.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on accounting principles generally accepted in the United States of America, or GAAP, plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and the amortization of purchased intangibles. Adjusted EBITDA excludes the gain on the sale of Precima, strategic transaction costs, which represent costs for professional services associated with strategic initiatives, asset impairments, and restructuring and other charges. In 2019, adjusted EBITDA also excluded loss related to the extinguishment of debt in July 2019.

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

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Income from continuing operations	$133.3	$121.6	$201.7	$442.2
Stock compensation expense	5.3	3.0	16.2	24.6
Provision for income taxes	42.6	42.6	46.6	128.8
Interest expense, net	115.1	140.0	381.3	427.4
Depreciation and other amortization	18.4	19.9	56.2	59.8
Amortization of purchased intangibles	21.7	25.0	64.1	73.4
Gain on sale of business, net of strategic transaction costs (1)	—	—	(8.0)	—
Strategic transaction costs (2)	3.5	2.3	6.8	5.0
Asset impairments (3)	—	—	34.2	—
Restructuring and other charges (4)	—	54.9	(7.7)	85.1
Loss on extinguishment of debt (5)	—	71.9	—	71.9
Adjusted EBITDA	339.9	481.2	791.4	1,318.2
Less: Securitization funding costs	37.5	51.4	130.1	160.3
Less: Interest expense on deposits	52.9	62.5	172.1	164.4
Adjusted EBITDA, net	$249.5	$367.3	$489.2	$993.5
(1)	Represents gain on sale of Precima in January 2020, net of strategic transaction costs. Precima was included in the Company’s LoyaltyOne segment. See Note 4, “Disposition,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)	Represents costs for professional services associated with strategic initiatives.
(3)	Represents asset impairment charges recorded in the second quarter of 2020, related to deferred contract costs and certain right of use assets. See Note 2, “Revenue,” and Note 10, “Leases,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(4)	Represents costs associated with restructuring or other exit activities. See Note 12, “Restructuring and Other Charges,” of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(5)	Represents loss on extinguishment of debt resulting from the redemption price of senior notes and the write-off of deferred issuance costs related to the July 2019 early extinguishment of $1.9 billion of outstanding senior notes and the amendment to the credit agreement, which was effective upon the consummation of the sale of Epsilon.

Segment Revenue and Adjusted EBITDA, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(in millions, except percentages)
Revenue:
LoyaltyOne	$184.8	$245.5	(25)%	$533.9	$700.7	(24)%
Card Services	865.7	1,192.0	(27)	2,877.5	3,419.3	(16)
Corporate/Other	—	0.1	nm *	0.1	0.3	nm *
Total	$1,050.5	$1,437.6	(27)%	$3,411.5	$4,120.3	(17)%
Adjusted EBITDA, net:
LoyaltyOne	$40.1	$58.2	(31)%	$141.8	$164.3	(14)%
Card Services	233.1	328.0	(29)	407.2	910.1	(55)
Corporate/Other	(23.7)	(18.9)	25	(59.8)	(80.9)	(26)
Total	$249.5	$367.3	(32)%	$489.2	$993.5	(51)%

*	not meaningful

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenue. Total revenue decreased $387.1 million, or 27%, to $1,050.5 million for the three months ended September 30, 2020 from $1,437.6 million for the three months ended September 30, 2019. The decrease was due to the following:

●	LoyaltyOne. Revenue decreased $60.7 million, or 25%, to $184.8 million for the three months ended September 30, 2020 as revenue from our short-term loyalty programs decreased $28.8 million due to a decline in programs in markets across most regions due to the impact of COVID-19. In response to COVID-19, certain of our

Index

customers have delayed their short-term loyalty programs, which may continue to negatively impact our redemption revenue in the final quarter of 2020. Additionally, the sale of Precima in January 2020 resulted in a $22.9 million decrease in revenue as compared to the prior year quarter. Coalition program brand and redemption revenue were negatively impacted by an 8% decline in AIR MILES reward miles issued and a 36% decline in AIR MILES reward miles redeemed, respectively.
●	Card Services. Revenue decreased $326.3 million, or 27%, to $865.7 million for the three months ended September 30, 2020, driven by a $323.1 million decrease in finance charges, net due to a decline in receivables resulting from lower sales volumes due to COVID-19 and a decline in yield attributable to forbearance programs offered, including waivers of late fees, in response to COVID-19, as well as interest rate cuts by the Federal Reserve.

Adjusted EBITDA, net. Adjusted EBITDA, net decreased $117.8 million, or 32%, to $249.5 million for the three months ended September 30, 2020 from $367.3 million for the three months ended September 30, 2019. The decrease was due to the following:

●	LoyaltyOne. Adjusted EBITDA, net decreased $18.1 million, or 31%, to $40.1 million for the three months ended September 30, 2020, due to lost margin on the revenue declines discussed above, offset in part by improved expense management, including cost saving initiatives executed in 2019. Restructuring and other charges of $42.0 million for the three months ended September 30, 2019 were excluded from adjusted EBITDA, net.
●	Card Services. Adjusted EBITDA, net decreased $94.9 million, or 29%, to $233.1 million for the three months ended September 30, 2020 due to the decrease in revenue as discussed above, offset in part by a decrease in cost of operations due to reduced volumes and cost saving initiatives, an $89.6 million decline in the provision for loan loss and a $59.9 million decline in valuation adjustments to certain portfolios held for sale in 2019. Restructuring and other charges of $2.1 million for the three months ended September 30, 2019 were excluded from adjusted EBITDA, net.
●	Corporate/Other. Adjusted EBITDA, net decreased $4.8 million to a loss of $23.7 million for the three months ended September 30, 2020 due to a $3.0 million increase in tax reserve related to an audit and higher discretionary benefits for the three months ended September 30, 2020. For the three months ended September 30, 2020, strategic transaction costs of $3.4 million were excluded from adjusted EBITDA, net. For the three months ended September 30, 2019, loss on extinguishment of debt of $71.9 million, restructuring costs of $10.8 million and strategic transaction costs of $2.2 million were excluded from adjusted EBITDA, net.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenue. Total revenue decreased $708.8 million, or 17%, to $3,411.5 million for the nine months ended September 30, 2020 from $4,120.3 million for the nine months ended September 30, 2019. The decrease was due to the following:

●	LoyaltyOne. Revenue decreased $166.8 million, or 24%, to $533.9 million for the nine months ended September 30, 2020 as revenue from our short-term loyalty programs decreased $91.6 million due to a decline in programs in markets across most regions due to the impact of COVID-19. Additionally, the sale of Precima in January 2020 resulted in a $56.6 million decrease in revenue as compared to the prior year.
●	Card Services. Revenue decreased $541.8 million, or 16%, to $2,877.5 million for the nine months ended September 30, 2020, driven by a $529.5 million decrease in finance charges, net due to a decline in receivables due to lower volumes resulting from COVID-19 store closures and a decrease in yield due to forbearance programs offered in response to COVID-19.

Adjusted EBITDA, net. Adjusted EBITDA, net decreased $504.3 million, or 51%, to $489.2 million for the nine months ended September 30, 2020 from $993.5 million for the nine months ended September 30, 2019. The net decrease was due to the following:

●	LoyaltyOne. Adjusted EBITDA, net decreased $22.5 million, or 14%, to $141.8 million for the nine months ended September 30, 2020, due to lost margin on the revenue declines discussed above, offset in part by improved expense management, including cost saving initiatives executed in 2019. For the nine months ended September 30, 2020, the $8.0 million gain on the sale of Precima, net of transaction costs was excluded from

Index

adjusted EBITDA, net. For the nine months ended September 30, 2019, restructuring and other charges of $49.9 million were excluded from adjusted EBITDA, net.
●	Card Services. Adjusted EBITDA, net decreased $502.9 million, or 55%, to $407.2 million for the nine months ended September 30, 2020 primarily due to the decrease in revenue as discussed above and a $306.9 million increase in provision for loan loss due to the weaker macroeconomic environment and the impact of COVID-19, as well as the implementation of the CECL model. These decreases were offset in part by a $153.6 million decrease in valuation adjustments to certain portfolios within credit card receivables held for sale and reductions in cost of operations due to cost saving initiatives executed in the fourth quarter of 2019. For the nine months ended September 30, 2020, asset impairments of $34.2 million were excluded from adjusted EBITDA, net.
●	Corporate/Other. Adjusted EBITDA, net improved $21.1 million to a loss of $59.8 million for the nine months ended September 30, 2020 due to cost saving initiatives implemented in 2019, which among other items included reduced headcount, office space, charitable contributions and overall corporate overhead costs. For the nine months ended September 30, 2020, strategic transaction costs of $6.5 million were excluded from adjusted EBITDA, net. For the nine months ended September 30, 2019, loss on extinguishment of debt of $71.9 million, restructuring costs of $33.1 million and strategic transaction costs of $4.7 million were excluded from adjusted EBITDA, net.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio based on the principal balances of our credit card and loan receivables:

	September 30,	% of	December 31,	% of
	2020	Total	2019	Total

	(in millions, except percentages)
Receivables outstanding ─ principal	$14,806.8	100.0%	$18,413.1	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$221.3	1.5%	$337.4	1.8%
61 to 90 days	147.9	1.0	233.6	1.3
91 or more days	328.0	2.2	496.5	2.7
Total	$697.2	4.7%	$1,067.5	5.8%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions, except percentages)
Average credit card and loan receivables	$15,299.6	$17,448.8	$16,570.1	$17,032.2
Net charge-offs of principal receivables	223.1	242.8	847.9	769.6
Net charge-offs as a percentage of average credit card and loan receivables	5.8%	5.6%	6.8%	6.0%

See Note 6, “Credit Card and Loan Receivables,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the securitization of our credit card receivables.

Liquidity and Capital Resources

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $1,488.6 million and $1,530.2 million for the nine months ended September 30, 2020 and 2019, respectively. The year-over-year decrease in operating cash flows of $41.6 million was due to a decrease in working capital and the impact of the sale of Epsilon.

Investing Activities. Cash provided by investing activities was $3,364.8 million and $3,650.5 million for the nine months ended September 30, 2020 and 2019, respectively. Significant components of investing activities are as follows:

●	Credit card and loan receivables. Cash increased $3,107.8 million for the nine months ended September 30, 2020 due to a decrease in credit card and loan receivables in 2020 resulting from lower sales volumes due to COVID-19, as strong payment rates maintained. Cash decreased $678.2 million for the nine months ended September 30, 2019 due to growth in credit card and loan receivables.
●	Proceeds from sale of business. During the nine months ended September 30, 2020, we received cash consideration of $26.7 million from the sale of Precima. During the nine months ended September 30, 2019, we received cash consideration of $4,369.6 million from the sale of Epsilon.
●	Proceeds from sale of credit card portfolios. During the nine months ended September 30, 2020, we received cash consideration of $289.5 million from the sale of a credit card portfolio. During the nine months ended September 30, 2019, we received cash consideration of $980.0 million from the sale of six credit card portfolios.
●	Purchase of credit card portfolios. During the nine months ended September 30, 2019, we paid cash consideration of $924.8 million to acquire four credit card portfolios.
●	Capital expenditures. Cash paid for capital expenditures was $37.9 million and $119.2 million for the nine months ended September 30, 2020 and 2019, respectively. Capital expenditures for the nine months ended September 30, 2019 included $55.8 million related to our divested Epsilon segment, which was presented as a discontinued operation in the prior year period.

Index

Financing Activities. Cash used in financing activities was $5,064.3 million and $4,096.1 million for the nine months ended September 30, 2020 and 2019, respectively. Significant components of financing activities are as follows:

●	Debt. Cash decreased $44.5 million for the nine months ended September 30, 2020 due to repayments of our term loans. In September 2020, we issued $500.0 million in senior notes and used the net proceeds of $493.8 million to make a prepayment of our term debt under our amended credit agreement. Cash decreased $2,887.5 million as a result of net repayments for the nine months ended September 30, 2019, primarily due to the July 2019 early extinguishment of $1.9 billion outstanding senior notes upon consummation of the sale of Epsilon and the mandatory payment of $500.0 million on our revolving credit facility.
●	Non-recourse borrowings of consolidated securitization entities. Cash decreased $2,945.0 million and $755.4 million for the nine months ended September 30, 2020 and 2019, respectively, due to net repayments and maturities under the asset-backed term notes and conduit facilities as well as declines in credit card and loan receivables for the nine months ended September 30, 2020.
●	Deposits. Cash decreased $2,012.0 million and increased $709.4 million for the nine months ended September 30, 2020 and 2019, respectively, due to timing of maturities and issuances.
●	Dividends. Cash paid for quarterly dividends and dividend equivalents was $50.5 million and $97.4 million for the nine months ended September 30, 2020 and 2019, respectively. Starting in the second quarter of 2020, the quarterly dividend was reduced from $0.63 to $0.21 per common share.
●	Treasury shares. Cash paid for treasury shares was $975.9 million for the nine months ended September 30, 2019. We did not repurchase any shares of our outstanding common stock for the nine months ended September 30, 2020.

Liquidity

Our primary sources of liquidity include cash generated from operating activities, our credit agreements and issuances of debt or equity securities, our credit card securitization program and deposits issued by Comenity Bank and Comenity Capital Bank. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources. We introduced a consumer retail deposit platform in 2019, and retail deposits comprised approximately $1.7 billion of our $10.2 billion in deposits outstanding at September 30, 2020.

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

Debt

Senior Notes

In September 2020, we issued and sold $500.0 million aggregate principal amount of 7.000% senior notes due January 15, 2026. The Senior Notes due 2026 accrue interest on the principal amount at the rate of 7.000% per annum from September 22, 2020, payable semi-annually in arrears, on March 15 and September 15 of each year, beginning on March 15, 2021. The Senior Notes due 2026 will mature on January 15, 2026, subject to earlier repurchase or redemption.

Credit Agreement

In September 2020, we amended our credit agreement to (a) increase the maximum total leverage ratio, (b) decrease the minimum interest coverage ratio, and (c) increase the maximum permitted average delinquency ratios for Comenity Bank, and to make certain other amendments. The amendment also required us to prepay the term loans upon consummation of the offering of the Senior Notes due 2026 with a prepayment in an amount equal to the net proceeds from the offering, which obligation was satisfied in full with a prepayment of $493.8 million. See Note 13, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Index

As of September 30, 2020, we had no amounts outstanding under our revolving line of credit and total availability of $750.0 million. Our total leverage ratio, as defined in our credit agreement, was 2.3 to 1 at September 30, 2020, as compared to the maximum covenant ratio of 3.5 to 1.

As of September 30, 2020, we were in compliance with our debt covenants.

BrandLoyalty Credit Agreement

In April 2020, BrandLoyalty terminated its existing facility and entered into a new credit agreement to provide for a committed revolving line of credit of €30.0 million ($35.2 million as of September 30, 2020), an uncommitted revolving line of credit of €30.0 million ($35.2 million as of September 30, 2020), and an accordion feature permitting BrandLoyalty to request an increase in either the committed or uncommitted revolving line of credit up to €80.0 million ($93.8 million as of September 30, 2020) in aggregate. The revolving lines of credit mature in April 2023, subject to BrandLoyalty’s request to extend for two additional one-year terms at the discretion of the lenders. As of September 30, 2020, we had no amounts outstanding under our BrandLoyalty Credit Agreement.

Funding Sources

Deposits

We utilize certificates of deposit and money market deposits to finance the operating activities, including funding for our non-securitized credit card receivables, and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of September 30, 2020, we had $6.3 billion in certificates of deposit outstanding with interest rates ranging from 0.60% to 4.00% and maturities ranging from October 2020 to September 2025. Certificate of deposit borrowings are subject to regulatory capital requirements.

As of September 30, 2020, we had $3.9 billion in money market deposits outstanding with interest rates ranging from 0.34% to 3.50%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

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

As of September 30, 2020, the WFN Trusts and the WFC Trust had approximately $10.5 billion of securitized credit card receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the WFN Trusts and the WFC Trust and by the performance of the credit card receivables in these credit card securitization trusts.

In April 2020, Master Trust I amended its 2009-VFN conduit facility, decreasing the capacity from $1.18 billion to $1.0 billion and extending the maturity to July 2021. In April 2020, Master Trust III amended its 2009-VFC conduit facility, decreasing the capacity from $1.3 billion to $1.0 billion and extending the maturity to July 2021.

In September 2020, Master Trust I amended its 2009-VFN conduit facility, extending the maturity to October 2022. In September 2020, Master Trust III amended its 2009-VFC conduit facility, decreasing the capacity from $1.0 billion to $700.0 million and extending the maturity to April 2022. In September 2020, the WFC Trust amended its 2009-VFN conduit facility, decreasing the capacity from $2.2 billion to $1.5 billion and extending the maturity to April 2022.

Index

At September 30, 2020, we had $4.4 billion of non-recourse borrowings of consolidated securitization entities, of which $2.1 billion is due within the next 12 months. As of September 30, 2020, total capacity under the conduit facilities was $3.2 billion, of which $335.0 million had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

The following table shows the maturities of borrowing commitments as of September 30, 2020 for the WFN Trusts and the WFC Trust by year:

	2020	2021	2022	2023	Thereafter	Total

	(in millions)
Term notes	$592.2	$1,852.1	$1,571.7	$—	$—	$4,016.0
Conduit facilities (1)	—	—	3,200.0	—	—	3,200.0
Total (2)	$592.2	$1,852.1	$4,771.7	$—	$—	$7,216.0
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $495.2 million of debt issued by the credit card securitization trusts that was retained by us and eliminated in the unaudited condensed consolidated financial statements.

See Note 13, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Regulatory Matters

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Comenity Bank and Comenity Capital Bank are considered well capitalized. The actual capital ratios and minimum ratios as of September 30, 2020 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	17.6%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	20.4	4.5	6.5
Tier 1 capital to risk-weighted assets	20.4	6.0	8.0
Total capital to risk-weighted assets	21.7	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	14.1%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	16.7	4.5	6.5
Tier 1 capital to risk-weighted assets	16.7	6.0	8.0
Total capital to risk-weighted assets	18.0	8.0	10.0

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

Stock Repurchase Programs

We had an authorized stock repurchase program to acquire up to $1.1 billion of our outstanding common stock from July 5, 2019 through June 30, 2020. At December 31, 2019 we had $347.8 million remaining under the stock repurchase program. On April 23, 2020, we announced the suspension of our stock repurchase program. The stock repurchase program expired on June 30, 2020, and $347.8 million of this program expired unused. During 2020, the Company did not repurchase any shares of its outstanding common stock under its authorized stock repurchase program.

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

On July 23, 2020, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock to stockholders of record at the close of business on August 14, 2020, resulting in a dividend payment of $10.0 million on September 18, 2020.

On October 29, 2020, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock to stockholders of record at the close of business on November 13, 2020, with a dividend payment date of December 18, 2020.

Additionally, we paid $0.5 million in cash related to dividend equivalent rights for the nine months ended September 30, 2020.

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

Except for the broad, continuing negative impacts of the COVID-19 pandemic on the global economy and major financial markets and the risk factors described in Part II Item 1A included in this report, there has been no other material change from our Annual Report on Form 10-K for the year ended December 31, 2019 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 related to our exposure to market risk from interest rate risk, credit risk, and foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30,

Index

2020 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our third quarter 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Impacts related to the COVID-19 pandemic are expected to continue to pose risks to our business for the foreseeable future, heighten many of our known risks and may have a material adverse impact on our results of operations, financial condition and liquidity.

On March 11, 2020, the WHO declared the current coronavirus, or COVID-19, outbreak to be a global pandemic. Both prior to and in response to this declaration and the rapid spread of COVID-19 around the world and within the United States, international, federal, state and local government or other authorities have instituted certain preventative measures, including border closures, travel bans, prohibitions on group events and gatherings, shutdowns or other operational restrictions on certain businesses, curfews, shelter-in-place orders, quarantines and recommendations to practice social distancing. Certain jurisdictions have begun reopening only to return to more stringent restrictions where increases in COVID-19 cases occur. These restrictions have continued to disrupt economic activity worldwide, resulting in volatility in the global capital markets, instability in the credit and financial markets, reduced commercial and consumer confidence and spending, widespread furloughs and layoffs, closure or restricted operating conditions for retail stores, labor shortages, regulatory recommendations to provide relief for impacted consumer borrowers and depositors, disruption in supply chains (including availability of raw materials, ability to manufacture goods and delivery of finished products to suppliers and retailers), and near complete cessation of many hospitality and travel industry operations. Even as governmental restrictions are lifted and economies gradually reopen, the ongoing economic impacts, including government economic stimulus and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels and retail preferences.

Specific impacts on our operations and financial results include, but are not limited to, the following:

●	Short and long-term difficulties of our retail partners in consumer-based businesses due to restricted foot traffic, any inability to convert in-store sales to e-commerce, trouble maintaining supply chain integrity for both availability of desired products and delivery to end consumers, and reduced consumer confidence and spending may result in increased bankruptcy risk for our retail partners, decreased retail credit sales and decreases in our credit card and loan receivables balances.
●	Decreased retail credit sales reduces the usage of our private label and co-brand credit cards, which reduces our revenue from finance charges and other servicing fees.

Index

●	Rising unemployment, the potential for rising consumer bankruptcies and the expectation that we will offer, for a temporary period of time, forbearance programs for impacted cardholders both reduces or delays our revenue from finance charges and other servicing fees and increases our exposure to rising delinquencies, net charge-offs in credit card and loan receivables and increases to our allowance for loan loss.
●	Deferral of short-term programs or the inability to source or deliver rewards for these programs across borders may reduce or defer revenue or increase our costs of operations.
●	Reduced demand for hospitality, airline and other travel-related rewards within our AIR MILES Reward Program due to the multiple COVID-19 restrictions noted negatively impacts redemption revenue as collectors both changed existing reward travel and are unable to schedule future reward travel with any certainty as to the duration of restrictions.
●	Volatility in the financial markets may increase our cost of capital and/or limit its availability, and prolonged periods of increased financial stress enhance the potential for a rating downgrade on our asset-backed debt, the occurrence of early amortization events as well as non-compliance with financial covenants or other events of default across our significant asset-backed and other indebtedness.
●	Increased operational risk, including impacts to our data and call center network integrity and availability in addition to heightened cybercriminal activity and other payment fraud risk in this environment of e-commerce and online banking reliance, may affect our ability to timely and effectively meet the needs of both our clients and cardholders across our lines of business.
●	Increased risks to the health and safety of our associates and that of our third-party vendors may impact our ability to maintain service levels for our partners.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2020:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2020:
July 1-31	4,343	$41.91	—	$—
August 1-31	4,449	45.72	—	—
September 1-30	4,398	45.13	—	—
Total	13,190	$44.27	—	$—
(1)	During the period represented by the table, 13,190 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.
(2)	The Company’s stock repurchase program expired on June 30, 2020.

Index

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a) None

(b) None

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.3	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Second Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of August 26, 2020, by and between Comenity Servicing LLC and Comenity Bank.	10-D	99.2	9/14/20

#10.2	(a)	Indenture, dated as of September 22, 2020, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee (including the form of the Company’s 7.000% Senior Note due January 15, 2026).	8-K	4.1	9/23/20

10.3	(a)	Sixth Amendment to Amended and Restated Credit Agreement, dated as of September 22, 2020, by and among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	8-K	10.2	9/23/20

*˄10.4	(a)

Second Amendment to Private Label Credit Card Program Agreement, dated as of October 23, 2020, by and among Victoria’s Secret Stores, LLC, VS Service Company, LLC by change of name and organizational form from L Brands Direct Marketing, Inc., and L Brands Direct Fulfillment, LLC by change of organizational form from L Brands Direct Fulfillment, Inc., and VSPR Store Operations, LLC by change of name from Puerto Rico Store Operations, LLC and Comenity Bank.

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

The following financial information from Alliance Data Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Management contract, compensatory plan or arrangement

# Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Alliance Data hereby undertakes to furnish supplementally copies of any of the omitted exhibits upon request by the U.S. Securities and Exchange Commission.

˄

Pursuant to Item 601 (b)(10)(iv) of Regulation S-K, certain identified information has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the registrant if publicly disclosed. Addendums have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Registrant hereby undertakes to furnish supplementally an unredacted copy of the exhibit or a copy of any omitted addendum upon request by the U.S. Securities and Exchange Commission.

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

Date: November 4, 2020
	By:	/s/ LAURA SANTILLAN
Laura Santillan
Senior Vice President and Chief Accounting Officer

Date: November 4, 2020