Form 10-K
period 2020-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2021-02-26
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ⌧ Accelerated filer ◻ Non-accelerated filer ◻ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.1 billion, based upon the closing price of $45.12 per share on the New York Stock Exchange on June 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 18, 2021, 49,695,051 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2021 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

ALLIANCE DATA SYSTEMS CORPORATION

Caution Regarding Forward-Looking Statements

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding strategic initiatives, our expected operating results, future economic conditions including currency exchange rates, future dividend declarations and the guidance we give with respect to our anticipated financial performance. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	continuing impacts related to COVID-19, including government economic stimulus, relief measures for impacted borrowers and depositors, labor shortages due to quarantine, reduction in demand from clients, supply chain disruption for our reward suppliers and disruptions in the airline or travel industries;
●	loss of, or reduction in demand for services from, significant clients;
●	increases in fraudulent activity, net charge-offs in credit card and loan receivables or increases or volatility in the allowance for loan loss that may result from the application of the current expected credit loss model;
●	failure to identify, complete or successfully integrate or disaggregate business acquisitions or divestitures;
●	continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	increases in the cost of doing business, including market interest rates;
●	inability to access financial or capital markets, including asset-backed securitization funding or deposits markets;
●	loss of active AIR MILES® Reward Program collectors;
●	increased redemptions by AIR MILES Reward Program collectors;
●	unfavorable fluctuations in foreign currency exchange rates;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
●	increases in Federal Deposit Insurance Corporation (“FDIC”), Delaware or Utah regulatory capital requirements or other support for our banks;
●	failure to maintain exemption from regulation under the Bank Holding Company Act;
●	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors discussed in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.

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

PART I

Item 1.Business.

We are a leading provider of data-driven marketing, loyalty and payment solutions serving large, consumer-based industries. We create and deploy customized solutions that measurably change consumer behavior while driving business growth and profitability for some of today’s most recognizable brands. We help our partners create and increase customer loyalty across multiple touch points using traditional, digital, mobile and emerging technologies. Our LoyaltyOne® business owns and operates the AIR MILES Reward Program, Canada’s most recognized loyalty program, and Netherlands-based BrandLoyalty, a global provider of tailor-made loyalty programs for grocers. Our Card Services business is a comprehensive provider of market-leading private label, co-brand, general purpose and business credit card programs, digital payments, including Bread®, and Comenity-branded financial services.

Our client base of more than 900 companies and online merchants consists primarily of large consumer-based businesses, including well-known brands such as Victoria’s Secret, Signet, IKEA, Ulta, Caesars Entertainment, Sephora, Bank of Montreal, Amex Bank of Canada, Sobeys Inc., Shell Canada Products, Rewe and Albert Heijn. Our client base is diversified across a broad range of end-markets, including financial services, specialty retail, grocery and drugstore chains, petroleum retail, home furnishings and hardware, beauty and jewelry, hospitality and travel and telecommunications. We believe our comprehensive suite of payment and marketing solutions offers us a significant competitive advantage, as many of our competitors offer a more limited range of services. We believe the breadth and quality of our service offerings have enabled us to establish and maintain long-standing client relationships.

Business Strategy

Beginning in 2018, our board of directors undertook a series of strategic initiatives based on an evaluation of the portfolio of businesses that constituted our company. Subsequently, we completed the sale of Epsilon on July 1, 2019 and our Precima® business from the LoyaltyOne segment in January 2020. Additional initiatives to further simplify our business structure as well as focus capital on our highest earning and growth assets remain ongoing. We continue to make strategic investments in people, data management tools and digital capabilities to further improve our competitive position and drive future growth.

These investments also further our objective to make our Card Services segment the best payment and lending solution for traditional retail partners and emerging digital players, growing sales and credit card and loan receivables by making it easier for consumers to finance purchases and make payments wherever they occur— online, in store and in-app. We intend to support and grow alongside our key retail partners with leading product, digital and analytic capabilities to power their business, private label, co-brand, general purpose and business credit cards, point-of-sale lending solutions, installment products and analytical capabilities. We also intend to rebalance our portfolio, prioritizing and investing in profitable, strong performing partners, targeting core and new verticals by improving our cost base and becoming a more efficient cost provider. In addition, we expect to selectively branch into direct-to-consumer lending and payment products for existing cardholders, including debt consolidation products and proprietary credit cards for growth and value retention. We intend to be the best provider of payment solutions and credit to revolving consumers, increasing Comenity’s brand awareness without directly competing with our retail partners. In December 2020, we completed the acquisition of Lon Inc., a technology-driven digital payments company operating under the trademark Bread, offering an omnichannel solution for retailers and platform capabilities to bank partners. Bread’s offerings and on-boarding capabilities enhance the growth prospects of our Card Services’ verticals and increase the addressable market of small- and medium-sized merchants. Bread also offers our existing partners a broader digital product suite and additional white-label product solutions.

Products and Services

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
—Underwriting and risk management
—Receivables funding
—Comenity CardSM
—Private label and co-brand credit card programs
—Installment lending (including buy now, pay later)

	•	Processing Services
—New account processing
—Bill processing
—Remittance processing
—Customer care

	•	Marketing Services

	•	Digital Offerings
—Digital payments platform
—Enhanced Digital SuiteSM

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

Sponsors. Approximately 135 brand name sponsors participate in our AIR MILES Reward Program, including Shell Canada Products, Jean Coutu, Amex Bank of Canada, Sobeys Inc. and Bank of Montreal.

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

Card Services

Our Card Services segment assists some of the best-known retailers in extending their brand through an expanding suite of payment solutions, including private label, co-brand, general purpose and business credit card programs, digital payments, including Bread, and Comenity-branded financial services that can be used by their customers in the store, or through online or catalog purchases. Our partners benefit from customer insights and analytics, with each of our credit card branded programs tailored to our partner’s brand and their unique card members.

Receivables Financing. Our Card Services segment provides risk management solutions, account origination and funding services for our more than 130 private label and co-brand credit card programs, as well as through Bread partnerships, with over 500 online merchants. In 2020, we launched our Comenity-branded general purpose cash-back credit card, an important new product for us to serve and retain our cardholders and capture incremental spend. As of December 31, 2020, we had $16.0 billion in principal receivables from 40.2 million active accounts, with an average balance for the year ended December 31, 2020 of approximately $832 for accounts with outstanding balances.

We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new credit card accountholders and establishing their credit limits. Credit quality is monitored at least monthly during the life of a credit card account. We augment these procedures with credit risk scores provided by credit bureaus. This information helps us segment prospects into narrower risk ranges, allowing us to better evaluate individual credit risk.

We use securitization and deposit programs as principal funding vehicles for our credit card and loan receivables. Securitizations involve the packaging and selling of both current and future receivable balances of credit card and loan receivables to a trust, which is a variable interest entity, or VIE. These VIEs are consolidated in our financial statements.

Processing Services. We perform processing services and provide service and maintenance for private label, co-brand, general purpose and business credit card programs and digital payments, including Bread. We use automated technology for bill preparation, printing and mailing, and also offer consumers the ability to view, print and pay their bills online. By doing so, we improve the funds availability for both our clients and for those credit card and loan receivables that we own or securitize. We also provide collection activities on delinquent accounts to support our programs. Our customer care operations are influenced by our retail heritage and we view every customer touch point as an opportunity to generate or reinforce a sale. Our customer care centers are equipped to handle a variety of inquiry types, including phone, mail, fax, email, text and web. We provide focused training programs in all areas to achieve the highest possible customer service standards and monitor our performance by conducting surveys with our clients and their customers. In 2020, for the fifteenth time since 2003, we were certified as a Center of Excellence for the quality of our operations, the most prestigious ranking attainable, by BenchmarkPortal. Founded by Purdue University in 1995, BenchmarkPortal is a global leader of best practices for customer care centers. In 2020, Card Services entered into an agreement to transition its credit card processing services to Fiserv, a leading global provider of payments and financial services technology solutions. With the transition of Card Services’ core processing to Fiserv, we expect to improve our brand partner conversions and speed to market, including the ability to quickly and seamlessly add new products and capabilities that benefit our partners and cardholders. The platform enables efficient integration and use of mobile wallets and virtual cards, while supporting our data and analytics capabilities and improving operational efficiencies, with the integration and transition beginning in 2021.

Marketing Services. Through our integrated marketing services, we design and implement strategies that assist our clients in acquiring, retaining and managing valuable repeat customers. Our programs capture transaction data that we analyze to better understand consumer behavior and use to increase the effectiveness of our clients’ marketing activities. We use multi-channel marketing communication tools, including in-store, web, permission-based email, mobile messaging and direct mail to reach our clients’ customers.

Digital Offerings. In 2020, we launched our Enhanced Digital Suite, a group of marketing and credit application features to help our brand partners capitalize on the accelerated adoption of e-commerce, by bringing through more qualified applicants, a higher average purchase value, and a higher credit sales conversion rate. Enhanced Digital Suite promotes credit payment options earlier in the shopping experience and pre-screens customers in real-time, allowing for immediate credit approval without leaving the brand partner’s site.

During 2020, we also acquired technology-driven digital payments company Lon Inc., operating under the trademark Bread, expanding Card Services’ offerings to include pay-over-time products. Our acquisition of Bread opens new opportunities to leverage our digital offerings to build both strategic technology platform partnerships and more traditional brand partnership sales and loan receivables. Bread's flexible platform and robust suite of application programming interfaces (APIs) allow merchants and partners to integrate point-of-sale financing and other digital payment products, including installment and buy now, pay later solutions. Bread’s offerings and on-boarding capabilities enhance the growth prospects of our Card Services’ verticals and increase the addressable market of small- and medium-sized merchants. At the same time, Bread offers our existing partners a broader digital product suite and additional white-label product solutions.

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

Competition

The markets for our products and services are highly competitive. We compete with marketing services companies, financial institutions, fintechs and payment networks, as well as with the in-house staffs of our current and potential clients.

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

Card Services. Our Card Services segment competes primarily with financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. We also compete for partners on the basis of a number of factors including program financial and other terms, underwriting standards, marketing expertise, service levels, the breadth of our product and service offerings, technological and integration capabilities, brand recognition and reputation. Our focus has been on targeting specialty retailers and other brand partners that understand the competitive advantage of developing loyal customers. Typically, these partners seek customers that make more frequent but smaller transactions at their retail locations. As a result, we are able to analyze transaction data we obtain through managing our lending programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement successful marketing strategies for our clients. As an issuer of private label retail credit cards, co-brand and Comenity general purpose, Visa®, MasterCard® and Discover® credit cards, we also compete with general purpose credit cards issued by other financial institutions, as well as cash, checks and debit cards. As the payments industry continues to evolve, in the future we expect increasing competition with emerging payment technologies from financial technology firms and payment networks. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which could place us at a competitive disadvantage.

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

Data protection and consumer privacy laws and regulations continue to evolve, increasing restrictions on our ability to collect and disseminate customer information. In addition, the enactment of new or amended legislation or industry regulations pertaining to consumer, public or private sector privacy issues may impact our marketing services, including placing restrictions upon the collection, sharing and use of information that is currently legally available. There are also a number of specific laws and regulations governing the collection and use of certain types of consumer data primarily in connection with financial services transactions that are relevant to our various businesses and services. In the United States, federal laws such as the Gramm-Leach-Bliley Act, or GLBA, and the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, as well as similar and applicable state laws, make it more difficult to collect, share and use information that has previously been legally available and may increase our costs of collecting some data. These laws give bank customers, including cardholders and depositors, the ability to “opt out” of having certain information generated by their applicable financial services transactions shared with other affiliated and unaffiliated parties or the public. Our ability to gather, share and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to “opt out,” thereby precluding us and our affiliates from using their data.

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

In the United States, California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA provides individual privacy rights for California consumers and places increased privacy and security obligations on entities handling certain personal data of consumers and households. The CCPA requires disclosures to consumers about companies’ data collection, use and sharing practices; provides consumers ways to opt-out of certain sales or transfers of personal information; and provides consumers with additional causes of action. The CCPA prohibits companies from discriminating against consumers who have opted out of the sale of their personal information, subject to a narrow exception. The CCPA provides for certain monetary penalties and for enforcement of the statute by the California Attorney General or by consumers whose rights under the law are not observed. It also provides for damages, as well as injunctive or declaratory relief, if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the information is collected, processed, sold or disclosed pursuant to the GLBA if the GLBA is in conflict with the CCPA.

In November 2020, California voters passed Proposition 24, known as the California Privacy Rights Act or CPRA. CPRA, which will amend existing CCPA requirements effective January 2023 with a one-year lookback period, includes limitations on the sharing of personal information for cross-context behavioral advertising and the use of “sensitive” personal information; the creation of a new correction right; and the establishment of a new agency to enforce California privacy law.

Further, there continues to be an increased interest in privacy laws at the federal and state levels where legislators are reviewing or proposing the need for greater regulation of the collection, processing, sharing and use of consumer data for marketing purposes or otherwise, including two federal privacy regulations introduced in late 2020.

In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, requires an organization to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, consumer personal information may be used only for the purposes for which it was collected. We allow our customers to voluntarily “opt out” from receiving either one or both promotional and marketing mail or promotional and marketing electronic mail. Heightened consumer awareness of, and concern about, privacy may result in customers “opting out” at higher rates than they have historically. This would mean that a reduced number of customers would receive bonus and promotional offers and therefore those customers may collect fewer AIR MILES reward miles. The Government of Canada has created a Digital Charter providing new rights and expectations, including expected changes to PIPEDA.

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

On May 25, 2018, The General Data Protection Regulation, or GDPR, a European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights came into force. The GDPR replaced the European Union Directive 95/46/EC and applies to and binds the EU Member States and the European Economic Area countries, which includes a total of 30 countries. The GDPR details greater compliance obligations on organizations, including the implementation of a number of processes and policies around data collection and use. These, and other terms of the GDPR, could limit our ability to provide services and information to our customers. In addition, the GDPR includes significant penalties for non-compliance.

In general, GDPR, and other European Union and Member State specific privacy and data governance laws, could also lead to adaptation of our technologies or practices to satisfy local privacy requirements and standards that may be more stringent than in the U.S. Similarly, it is possible that in the future, U.S. and foreign jurisdictions may adopt legislation or regulations that impair our ability to effectively track consumers’ use of our advertising services, such as the FTC’s proposed “Do-Not-Track” standard or other legislation or regulations similar to EU Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” which directs EU Member States to ensure that accessing personal information on an internet user’s computer, such as through a cookie, is allowed only if the internet user has given his or her consent. In July 2020, the Court of Justice of the European Union, or CJEU, ruled the EU-US Privacy Shield Framework invalid, but noted the use of standard contractual clauses for data transfers is still valid. On January 31, 2020, the United Kingdom left the European Union and entered into a Brexit transition period. Effective January 1, 2021, the EU and UK have adopted a new agreement providing that all transfers of personal data between stakeholders subject to GDPR and UK entities will not be considered as transfers to a third country provided that the UK’s current data protection scheme stays in place for the designated maximum period of six months through June 30, 2021. It is not yet known what the data protection landscape will look like at the end of the transition period.

In addition to the jurisdictions noted above, there is also rapid development of new privacy laws and regulations elsewhere around the globe, including amendments of existing data protection laws, to the scope of such laws and penalties for noncompliance. Failure to comply with these international data protection laws and regulations could have a negative impact on our reputation and subject us to significant penalties.

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

Ontario’s Protecting Rewards Points Act (Consumer Protection Amendment), 2016, and additional related regulations, prohibit suppliers from entering into or amending consumer agreements to provide for the expiry of rewards points due to the passage of time alone, while permitting the expiry of rewards points if the underlying consumer agreement is terminated and that agreement provides that reward points expire upon termination. Similar legislation pertaining to the expiry of rewards points due to the passage of time alone is also in effect in Quebec.

Human Capital

As of December 31, 2020, we employed approximately 8,000 associates worldwide, with the majority concentrated in the United States and Canada. Our key human capital management objectives are to attract, develop and retain top talent. To support these objectives, we take a holistic approach to our associates’ experience as an employee, recognizing that an engaged workforce drives our long-term growth and sustainability. Our board of directors and designated committees provide the important oversight of our human capital management strategy, including diversity, equity and inclusion, or DE&I, efforts, which are led by our global senior vice president of human resources. The board of directors and relevant committees receive regular updates on human capital trends and developments from senior management and third-party consultants on key human capital matters that drive our ongoing success and performance.

With COVID-19 impacting the majority of 2020, we adapted to support and empower our associates throughout the significant transformation of their work experience. In March 2020, approximately 95% of our total workforce successfully transitioned to working from home with minimal business disruption. Numerous initiatives designed to connect, recognize and engage our workforce in a virtual work environment were implemented, including providing the necessary new technology, support and lines of communications for our associates to be successful in their roles in this unique environment. Recognizing the importance of health and wellbeing on an associate’s ability to do their best work, we provided timely reminders and access to numerous existing and new resources and support, including mental health awareness and counselling, financial education and wellness courses; a variety of online fitness and meditation classes, a fitness cost reimbursement program and other benefits to promote mental and physical health, and overall wellbeing.

Additionally during 2020, we took steps to improve the competitiveness of our associate benefits including a comprehensive review and update of associate and executive compensation and bonus structures, the addition of new paid holidays and improved parental leave plans.

Despite various challenges associated with the pandemic, we maintained high levels of associate engagement and retention as well as success with talent acquisition, hiring several top industry leaders in key positions that further supported our transformation initiatives and business priorities. For 2020, we recorded a new associate acquisition rate of approximately 10%, calculated as total external hires divided by average associate headcount, with voluntary turnover at approximately 13%, calculated as total voluntary terminations divided by average associate headcount, across both professional and care center operations. During 2020, the recruitment team focused on reducing geographic barriers in the talent acquisition process, yielding a greater talent pool to fill roles that require specific skills in the competitive market.

As part of our broader multi-year business transformation, we formed a “future workforce” steering committee comprised of senior human resources, technology and operations management to develop and execute human capital-intensive strategies to ensure our workforce readiness. New initiatives intended to attract talent, as well as maintain engaged, equipped and empowered associates, include “talent mobility” strategies designed to identify, nurture and grow promising talent in existing channels and identifying cross-functional or non-traditional opportunities for career growth and advancement. Robust training and development remains central to our human capital strategy. Due to the pandemic, all learning and development courses were moved to a virtual environment, which increased the rate of associate participation. In addition to career-oriented training and development, we require certain annual associate training to ensure ongoing adherence to responsible business practices and ethical conduct.

In 2020, we undertook significant steps to improve our commitment to DE&I, starting with a formal process initiated by our president and Chief Executive Officer. Specific actions taken have included executive leadership involvement and accountability; and formation of a DE&I steering committee with clear objectives, including identifying and engaging a third-party, minority-owned DE&I consulting firm to guide our development of a comprehensive, integrated DE&I strategy and measurement framework. Significant progress made over the back half of 2020 includes associate surveys, focus groups and numerous associate “listening sessions” to provide important input on our approach to improving our long-term DE&I commitments. Our entire executive leadership team underwent unconscious bias awareness training, and new tools were introduced in our recruiting and hiring practices to further improve our processes in this area. As of December 31, 2020, approximately 62% of our total work force and 44% of our senior leaders were female, while approximately 43% of our total work force and 16% of our senior leaders were minorities.

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

RISK FACTORS

Summary

The following summary of our principal risks provides an overview of the inherent uncertainty investing in us presents. This summary is qualified in its entirety by reference to the complete description of our risk factors set forth immediately below. With regard to strategic business risks and our competitive environment, we caution that the impacts of COVID-19 on the macroeconomic environment will continue to heighten all of our risks for an indeterminate duration.

Risks related to our strategic business and competitive environment include client concentration, new credit loss profiles, charge-off experience, fraudulent activity, competition for new business, and changes in consumer behavior.

●	Our ten largest clients represented nearly half of our consolidated revenue in 2020.
●	Underwriting performance of acquired or new lending programs may not be consistent with existing experience.
●	Unsecured consumer and business lending leads to losses from bankruptcies and inability to collect from borrowers.
●	Access to credit provides the opportunity for fraudulent activity.
●	Opportunities to grow our business may be limited by aggressive pricing or capital-intensive regulatory requirements.
●	Loss of clients or business by our brand partners or changes in collector redemption amounts or patterns may reduce both growth and profitability.

Risks related to our liquidity, market and credit risk include difficulties accessing capital or equity markets due to macroeconomic or other factors, competition for funding sources, regulatory restrictions, high levels of indebtedness, limitations imposed by existing indebtedness and market interest and exchange rates.

●	Inability to effectively access the securitization or other capital markets limits our funding opportunities for receivables and other business opportunities.
●	Competition for deposits and regulatory restrictions on deposit products can impact availability and cost of funds.
●	High levels of indebtedness restrict our ability to compete and grow our business.
●	Fluctuations in interest rates impact our profitability while volatility in foreign exchange rates impacts our financial results.
●	Our market valuation has been volatile, and returns to stockholders have been impacted by a lower dividend rate, cessation of share repurchase programs and issuance of shares for acquisitions.

Risks related to our regulatory environment include existing and potential limitations on various aspects of our business model as a non-Bank holding company.

●	Regulations promulgated by the FDIC, CFPB and other federal and state authorities, limit the products and services our banks offer and the manner in which they do.
●	Consumer protection, data protection and data privacy laws restrict functionality that enhances loyalty and marketing program capabilities.
●	Financial institution capital requirements may limit cash available for business operations, growth and returns to stockholders.
●	Failure to remain exempt from the Bank Holding Company Act would further limit business opportunities, requiring us to cease all non-banking activities. Inability to effectively access the securitization or other capital markets limits our funding opportunities for credit card and loan receivables and other business opportunities.

Risks related to our operations and other considerations include reliance on third party providers, potential for data breach or other service failures, exposure to both complex and underdeveloped global legal and regulatory systems and strategic restrictions.

●	Reliance on third-party vendors and current efforts to transition to multiple strategic outsourcing partners may result in service failures outside our control.
●	Failures in data protection, cyber and information security and intellectual property rights could critically impair our products, services and ability to conduct business.
●	Complex international laws as well as operating in jurisdictions lacking developed regulatory and legal systems requires extensive effort to manage compliance.
●	Our charter documents and Delaware law both restrict certain strategic activity that may be beneficial to our stockholders.

Strategic Business Risk and Competitive Environment

Impacts related to the COVID-19 pandemic are expected to continue to pose risks to our business for the foreseeable future, heighten many of our known risks and may have a material adverse impact on our results of operations, financial condition and liquidity.

In the first quarter of 2020, the WHO declared the current coronavirus, or COVID-19, outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19, international, provincial, federal, state and local government or other authorities have instituted certain preventative measures, including border closures, travel bans, prohibitions on group events and gatherings, shutdowns or other operational restrictions on certain businesses, curfews, shelter-in-place orders, quarantines and recommendations to practice social distancing. Certain jurisdictions have begun reopening only to return to more stringent restrictions where increases in COVID-19 cases occur. These restrictions have continued to disrupt economic activity worldwide, resulting in volatility in the global capital markets, instability in the credit and financial markets, reduced commercial and consumer confidence and spending, widespread furloughs and layoffs, closure or restricted operating conditions for retail stores, labor shortages, regulatory recommendations to provide relief for impacted consumer borrowers and depositors, disruption in supply chains (including availability of raw materials, ability to manufacture goods and delivery of finished products to suppliers and retailers), and near complete cessation of many hospitality and travel industry operations. Even as vaccines are introduced and administered, governmental restrictions are lifted and economies gradually reopen, the ongoing economic impacts, including government economic stimulus, and health concerns associated with the pandemic and the availability and efficacy of those vaccines, may continue to affect consumer behavior, spending levels and retail preferences.

Specific impacts on our operations and financial results include, but are not limited to, the following:

●	Short and long-term difficulties of our retail partners in consumer-based businesses due to restricted foot traffic, any inability to convert in-store sales to e-commerce, trouble maintaining supply chain integrity for both availability of desired products and delivery to end consumers, and reduced consumer confidence and spending may result in increased bankruptcy risk for our retail partners, decreased retail credit sales and decreases in our credit card and loan receivables balances.
●	Decreased retail credit sales reduces the usage of our private label and co-brand credit cards and installment lending platform, which reduces our revenue from finance charges and other servicing fees.
●	Rising unemployment, the potential for rising consumer bankruptcies and the expectation that we will offer, for a temporary period of time, forbearance programs for impacted cardholders both reduces or delays our revenue from finance charges and other servicing fees and increases our exposure to rising delinquencies, net charge-offs in credit card and loan receivables and increases to our allowance for loan loss.
●	Deferral of short-term loyalty programs or the inability to source or deliver rewards for these programs across borders may reduce or defer revenue or increase our costs of operations.
●	Reduced demand for hospitality, airline and other travel-related rewards within our AIR MILES Reward Program due to the various COVID-19 restrictions negatively impacts redemption revenue as collectors both changed existing reward travel and are unable to schedule future reward travel with any certainty as to the duration of restrictions.
●	Volatility in the financial markets may increase our cost of capital and/or limit its availability, and prolonged periods of increased financial stress enhance the potential for a rating downgrade on our asset-backed debt, the occurrence of early amortization events as well as non-compliance with financial covenants or other events of default across our significant asset-backed and other indebtedness.
●	Increased operational risk, including impacts to our data, customer care center, digital and installment lending platform and other network integrity and availability in addition to heightened cybercriminal activity and other payment fraud risk in this environment of e-commerce and online banking reliance, may affect our ability to timely and effectively meet the needs of our clients, cardholders, collectors or other consumers across our lines of business.

●	Increased risks to the health and safety of our associates and that of our third-party vendors may impact our ability to maintain service levels for our partners.

Despite the emergence of vaccines, surges in COVID-19 cases, including variants of the strain, such as those recently experienced in Europe and the United States, may cause people to self-quarantine or governments to shut down nonessential businesses again. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our future results of operations or cash flows at this time. To the extent the COVID-19 pandemic continues to adversely affect our business, results of operations, financial condition and liquidity, many of the other risks described in the “Risk Factors” section of this Annual Report may also be heightened.

Our 10 largest clients represented 48% and 44%, respectively, of our consolidated revenue for the years ended December 31, 2020 and 2019, and the loss of any of these clients could cause a significant drop in our revenue.

We depend on a limited number of large clients for a significant portion of our consolidated revenue. Our 10 largest clients represented approximately 48% and 44%, respectively, of our consolidated revenue during the years ended December 31, 2020 and 2019. L Brands and its retail affiliates represented approximately 10% and 11% of our consolidated revenue during these same respective periods. Our contract with L Brands and its retail affiliates expires in 2026, subject to contract terms. A decrease in revenue from any of our significant clients for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our consolidated revenue.

We expect growth in our Card Services segment to result from new and acquired credit card and other installment lending programs whose credit card and loan receivables performance could result in increased portfolio losses and negatively impact our profitability.

We expect an important source of growth in our Card Services segment to come from the acquisition of existing credit card programs and initiating credit card and other installment lending programs with retailers and other merchants who either do not currently offer a private label or co-brand credit card or are initiating or transitioning from another installment lending platform. Although we believe our pricing and models for determining credit risk are designed to evaluate the credit risk of existing programs and the credit risk we are willing to assume for acquired and start-up programs, we cannot be assured that the loss experience on acquired and start-up programs will be consistent with our more established programs. The failure to successfully underwrite these new or acquired credit card or installment lending programs may result in defaults greater than our expectations and could have a material adverse impact on us and our profitability.

Increases in net charge-offs could have a negative impact on our net income and profitability.

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the borrower’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of borrowers to minimize delinquencies and losses. An increase in defaults or net charge-offs could result in a reduction in net income. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our delinquency and net charge-off rates are affected by the credit risk of our credit card and loan receivables and the average age of our various credit card account portfolios. Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. For 2020, our net charge-off rate was 6.6%, compared to 6.1% and 6.1% for 2019 and 2018, respectively. Delinquency rates were 4.4% of principal credit card and loan receivables at December 31, 2020, compared to 5.8% at December 31, 2019.

Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.

We are subject to the risk of fraudulent activity associated with retailers, clients, other merchant parties or third-party service providers handling consumer information. Our fraud-related operational losses were $140.8 million, $194.7 million and $144.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our products are susceptible to application fraud, because among other things, we provide immediate access to credit at the time of approval. In addition, digital sales on the internet and through mobile channels are becoming a larger part of our business and fraudulent activity is higher as a percentage of sales in those channels than in stores. Private label and general purpose co-branded credit cards are susceptible to different types of fraud, and, depending on our product channel mix, we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally. The risk of fraud continues to increase for the financial services industry, and credit card fraud, identity theft and related crimes are likely to continue to be prevalent, with perpetrators increasingly sophisticated. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. High profile fraudulent activity could also negatively impact our brand and reputation, which could negatively impact the use of our services, leading to a material adverse effect on our results of operations. In addition, significant increases in fraudulent activity could lead to regulatory intervention, including, but not limited to, additional consumer notification requirements, increasing our costs and negatively impacting our operating results, net income and profitability.

A new accounting standard required us to increase our allowance for loan loss and may have a material adverse effect on our financial condition, results of operations and opportunity to pursue new business.

The Financial Accounting Standards Board has adopted a new accounting standard that became effective for us January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, requires us to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan loss. The adoption of this standard resulted in an increase in our allowance for loan loss of $644.0 million. For additional information regarding the impact of the adoption of CECL, see “Recently Issued Accounting Standards” under Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements. The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our credit card and loan portfolio, as well as the prevailing economic conditions and forecasts utilized. The CECL model may create more volatility in the level of our allowance for loan loss. If we are required to materially increase our level of allowance for loan loss, such increase could adversely affect or our business, financial condition, results of operations and opportunity to pursue new business.

If we fail to identify suitable acquisitions, dispositions or new business opportunities, or to effectively integrate the businesses we acquire or disaggregate the businesses we divest, it could negatively affect our business.

We believe that acquisitions and the identification and pursuit of new business opportunities will be a key component of our growth strategy. However, we may not be able to locate and secure future acquisition candidates or to identify and implement new business opportunities on terms and conditions that are acceptable to us. If we are unable to identify attractive acquisition candidates or accretive new business opportunities, our growth could be limited.

Similarly, we may evaluate the potential disposition of, or elect to divest, assets or businesses that no longer complement our long-term strategic objectives. When a determination is made to divest assets or businesses, we may encounter difficulty attaining buyers or effecting desired exit strategies in a timely manner or on acceptable terms and may be subject to market forces leading to a divestiture on less than optimal price or other terms.

In addition, there are numerous risks associated with acquisitions, dispositions and the implementation of new businesses, including, but not limited to:

●	the difficulty and expense that we incur in connection with the acquisition, disposition or new business opportunity;
●	the inability to satisfy pre-closing conditions preventing consummation of the acquisition, disposition or new business opportunity;
●	the potential for adverse consequences when conforming the acquired company’s accounting policies to ours;
●	the diversion of management’s attention from other business concerns;
●	the potential loss of customers or key employees of the acquired company;
●	the impact on our financial condition due to the timing of the acquisition, disposition or new business implementation or the failure of the acquired or new business to meet operating expectations;

●	the acceptance of continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	the assumption of unknown liabilities of the acquired company;
●	the uncertainty of achieving expected benefits of an acquisition or disposition, including revenue, human resources, technological or other cost savings, operating efficiencies or synergies;
●	the reduction of cash available for operations, stock repurchase programs or other uses and potentially dilutive issuances of equity securities or incurrence of additional debt;
●	the requirement to provide transition services in connection with a disposition resulting in the diversion of resources and focus; and
●	the difficulty retaining and motivating key personnel from acquisitions or in connection with dispositions.

For example, upon the disposition of Epsilon in July 2019, we agreed to indemnify Publicis Groupe S.A. for the matter included in Note 18, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements, which to date has resulted in a $150.0 million loss contingency associated with Epsilon’s deferred prosecution agreement with the United States Department of Justice requiring two $75.0 million payments in January 2021 and January 2022, respectively.

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

Our AIR MILES Reward Program also exposes us to risks arising from potentially increasing reward costs. Our profitability could be adversely affected if costs related to redemption of AIR MILES reward miles increase. A 10% increase in the cost of redemptions would have resulted in a decrease in pre-tax income of $21.6 million for the year ended December 31, 2020.

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

The markets for the services that we offer may contract or fail to expand and competition in our industries is intense, each of which could negatively impact our growth and profitability.

The markets for our products and services are highly competitive and we expect the continued evolution of financial and loyalty products and services and competition to provide the same to intensify in each of those markets. Our growth and continued profitability depend on continued acceptance or adoption of the products and services that we offer. Some of our current competitors have longer operating histories, stronger brand names and greater financial, technical, marketing and other resources than we do. Our clients may not continue to use the financial products and services, or loyalty programs that we offer. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers, including the impact of COVID-19, may result in a decrease in the demand for our products and services. Our ability to generate significant revenue from clients and partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our programs to consumers. We may not be able to continue to compete successfully against our current and emerging competitors. Any decrease in the demand for our products and services for the reasons discussed above or any other reasons could have a material adverse effect on our growth, revenue and operating results.

Liquidity, Market and Credit Risk

If we are unable to securitize our credit card and loan receivables due to changes in the market, we may not be able to fund new credit card receivables, which would have a negative impact on our operations and profitability.

A number of factors affect our ability to fund our credit card and loan receivables in the securitization market, some of which are beyond our control, including:

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

In addition, on August 27, 2014, the SEC adopted a number of rules that changed the disclosure, reporting and offering process for publicly registered offerings of asset-backed securities, including those offered under our credit card securitization program. The adopted rules finalize rules that were originally proposed on April 7, 2010 and re-proposed on July 26, 2011. A number of rules proposed by the SEC in 2010 and 2011, such as requiring group-level data for the underlying assets in credit card securitizations, were not adopted in the final rulemaking but may be adopted by the SEC in the future with or without further modifications. The adoption of further rules affecting disclosure, reporting and the offering process for publicly registered offerings of asset-backed securities may impact our ability or desire to issue asset-backed securities in the future.

Regulations adopted by the FDIC, the SEC, the Federal Reserve and certain other federal regulators mandate a minimum five percent risk retention requirement for securitizations issued on and after December 24, 2016. Such risk retention requirements may limit our liquidity by restricting the amount of asset-backed securities we are able to issue or affecting the timing of future issuances of asset-backed securities; we satisfy such risk retention requirements by maintaining a seller’s interest calculated in accordance with Regulation RR.

Early amortization events may occur as a result of certain adverse events specified for each asset-backed securitization transaction, including, among others, deteriorating asset performance or material servicing defaults. In addition, certain series of funding securities issued by our securitization trusts are subject to early amortization based on triggers relating to the bankruptcy of one or more retailers. Deteriorating economic conditions and increased competition in the retail industry, among other factors, may lead to an increase in bankruptcies among retailers who have entered into credit card programs with us. The bankruptcy of one or more retailers could lead to a decline in the amount of new receivables and could lead to increased delinquencies and defaults on the associated receivables. Any of these effects of a retailer bankruptcy could result in the commencement of an early amortization for one or more series of such funding securities, particularly if such an event were to occur with respect to a retailer relating to a large percentage of such securitization trust’s assets. The occurrence of an early amortization event may significantly limit our ability to securitize additional receivables.

As a result of Basel III, which refers generally to a set of regulatory reforms adopted in the U.S. and internationally that are meant to address issues that arose in the banking sector during the 2008-2010 financial crisis, banks have become subject to more stringent capital, liquidity and leverage requirements. In response to Basel III, investors of our securitization trusts’ funding securities have sought and obtained amendments to their respective transaction documents permitting them to delay disbursement of funding increases by up to 35 days. Although funding may be requested from other investors who have not delayed their funding, access to financing could be disrupted if all of the investors implement such delays or if the lending capacities of those who did not do so were insufficient to make up the shortfall. In addition, excess spread may be affected if the issuing entity’s borrowing costs increase as a result of Basel III. Such cost increases may result, for example, because the investors are entitled to indemnification for increased costs resulting from such regulatory changes.

The inability to securitize card receivables due to changes in the market, regulatory proposals, the unavailability of credit enhancements, or any other circumstance or event would have a material adverse effect on our operations and profitability.

Inability to grow our deposits in the future could have a material adverse effect on our liquidity, ability to grow our business and profitability.

We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. Our funding strategy includes continued growth of our liquidity through deposits. The deposit business continues to experience intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to originate and maintain retail deposits remains highly dependent on the strength of our bank subsidiaries, the reputability of our business practices and our financial health. Adverse perceptions regarding our lending practices, regulatory compliance, protection of customer information or sales and marketing practices, or actions taken by regulators or others with respect to our bank subsidiaries, could impede our competitive position in the deposits market.

The demand for the deposit products we offer may also be reduced due to a variety of factors, including changes in consumers’ preferences, demographics or discretionary income, regulatory actions that decrease consumer access to particular products or the development or availability of competing products. Competition from other financial services firms and others that use deposit funding products may affect deposit renewal rates, costs or availability. Adjustments we make to the rates offered on our deposit products to remain competitive may adversely affect conversely our liquidity or our profitability.

The Federal Deposit Insurance Act, or FDIA, prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2020, each of our bank subsidiaries met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that our bank subsidiaries will continue to meet those requirements. Limitations on our bank subsidiaries’ ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our liquidity, funding costs and profitability. For example, effective April 21, 2021, with an extended compliance date of January 1, 2022, the FDIC amended its regulations relating to the brokered deposits and interest rate restrictions that apply to “less than well capitalized” insured depository institutions, including (1) providing a new framework for analyzing certain provisions of the “deposit broker” definition with respect to “facilitating” and “primary purpose” to narrow the categories of deposits that may be deemed brokered; and (2) for the interest rate restrictions, amending its methodology for calculating the national rate, the national rate cap, and the local market rate cap, in each case, to account for economic cycles and differing deposits products offered. Any limitation on the interest rates our bank subsidiaries can pay on deposits may competitively disadvantage us in attracting and retaining deposits, resulting in a material adverse effect on our business.

At December 31, 2020, we had $9.8 billion in deposits, with approximately $3.8 billion in money market deposits that are redeemable on demand and approximately $6.0 billion in certificates of deposit.

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

We have a high level of indebtedness, which requires a high level of interest and principal payments. Subject to the limits contained in our credit agreement, the indentures governing our senior notes and our other debt instruments, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our higher level of indebtedness, combined with our other financial obligations and contractual commitments, could:

●	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under our credit agreement, the indentures governing our senior notes and the agreements governing our other indebtedness;
●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions or other new business and other corporate purposes;
●	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage or require us to dispose of assets to raise funds if needed for working capital;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
●	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other new business and other corporate purposes;
●	delay investments and capital expenditures;
●	cause any refinancing of our indebtedness to be at higher interest rates and require us to comply with more onerous covenants, which could further restrict our business operations; and
●	prevent us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of certain changes of control.

Restrictions imposed by the indentures governing our senior notes, our credit agreement and our other outstanding or future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of the indentures governing our senior notes, our credit agreement and agreements governing our other debt instruments limit us and our subsidiaries from engaging in specified types of transactions. These covenants limit our and our subsidiaries’ ability, among other things, to:

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

Changes in market interest rates could negatively affect our profitability.

Changes in market interest rates cause our finance charges, net and our interest expense, net to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. At December 31, 2020, 21% of our credit card and loan receivables were priced at a fixed interest rate to the accountholder, with the remaining 79% at a floating interest rate. We fund credit card and loan receivables with a combination of fixed rate and floating rate funding sources that include deposits and asset-backed securities, of which 68% were fixed and 32% were floating at December 31, 2020. We also have unsecured term debt that is subject to variable interest rates.

The interest rate benchmark for our floating rate assets is the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the London interbank offered rate (LIBOR) or the federal funds rate. The prime rate and LIBOR or the federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and policies of various governmental and regulatory agencies, in particular, the U.S. Federal Reserve. Changes in monetary policy, including changes in interest rate controls being applied by the U.S. Federal Reserve, could influence the amount of interest we receive on our credit card and loan receivables and the amount of interest we pay on deposits and borrowings.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established or if LIBOR continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR. The selection of SOFR as the alternative reference rate, however, currently presents certain market concerns because a term structure for SOFR has not yet developed, and there is not yet a generally accepted methodology for adjusting SOFR. To facilitate an orderly transition away from LIBOR, we have established an enterprise-wide initiative to assess and implement necessary changes to our contracts, systems, processes, documentation, and models. These changes may introduce operational challenges and have a negative impact on our interest expense and profitability.

If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on our credit card and loan receivables, our profitability would be adversely affected. Conversely, our profitability could also be adversely affected if the interest we receive on our credit card and loan receivables falls more quickly than the interest we pay on deposits and other borrowings.

Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.

As of February 18, 2021, we had an aggregate of 79,016,657 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 4,058,625 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 514,112 shares have been issued and 1,007,364 shares are issuable upon vesting of restricted stock awards and restricted stock units. We have reserved for issuance 1,500,000 shares of our common stock, 341,096 of which remain issuable, under our 401(k) and Retirement Savings Plan as of December 31, 2020. In addition, we may issue shares of our common stock in connection with acquisitions. For example, on December 3, 2020, we issued 1,903,868 shares of our common stock in a private placement completed with our acquisition of Lon

Inc. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.

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

Since October 2016, our board of directors has declared quarterly cash dividend payments on our outstanding common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our board of directors. In the approximately 20 years since our initial public offering, our board of directors has approved various share repurchase programs resulting in the repurchase of approximately 67.4 million shares of our common stock, although there is no active share repurchase program at this time. The board’s determination to declare dividends on, or repurchase shares of, our common stock will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board of directors deems relevant. For example, beginning with the second quarter of 2020, our board of directors reduced our quarterly dividend payment by 67% from $0.63 to $0.21 per quarter. Based on an evaluation of these factors, the board of directors may determine not to declare future dividends at all, to declare future dividends at a reduced amount, not to repurchase shares or to repurchase shares at reduced levels compared to historical levels, any or all of which could reduce returns to our stockholders.

Our reported financial information will be affected by fluctuations in the exchange rate between the U.S. dollar and certain foreign currencies.

The results of our operations are exposed to foreign exchange rate fluctuations. We are exposed primarily to fluctuations in the exchange rate between the U.S. and Canadian dollars and the exchange rate between the U.S. dollar and the Euro. Upon translation, operating results may differ from our expectations. For the year ended December 31, 2020, foreign currency movements relative to the U.S. dollar positively impacted our revenue by approximately $6.5 million and negatively impacted our income from continuing operations before income taxes by approximately $1.7 million.

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

Data protection and consumer privacy laws and regulations continue to evolve, increasing restrictions on our ability to collect and disseminate customer information. In addition, the enactment of new or amended legislation or industry regulations pertaining to consumer, public or private sector privacy issues could have a material adverse impact on our marketing services, including placing restrictions upon the collection, sharing and use of information that is currently legally available. There are also a number of specific laws and regulations governing the collection and use of certain types of consumer data primarily in connection with financial services transactions that are relevant to our various businesses and services. In the United States, federal laws such as the Gramm-Leach-Bliley Act, or GLBA, and the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, as well as similar and applicable state laws, make it more difficult to collect, share and use information that has previously been legally available and may increase our costs of collecting some data. These laws give bank customers, including cardholders and depositors, the ability to “opt out” of having certain information generated by their applicable financial services transactions shared with other affiliated and unaffiliated parties or the public. Our ability to gather, share and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to “opt out,” thereby precluding us and our affiliates from using their data.

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

In the United States, California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA provides individual privacy rights for California consumers and places increased privacy and security obligations on entities handling certain personal data of consumers and households. The CCPA requires disclosures to consumers about companies’ data collection, use and sharing practices; provides consumers ways to opt-out of certain sales or transfers of personal information; and provides consumers with additional causes of action. The CCPA prohibits companies from discriminating against consumers who have opted out of the sale of their personal information, subject to a narrow exception. The CCPA provides for certain monetary penalties and for enforcement of the statute by the California Attorney General or by consumers whose rights under the law are not observed. It also provides for damages, as well as injunctive or declaratory relief, if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the information is collected, processed, sold or disclosed pursuant to the GLBA if the GLBA is in conflict with the CCPA.

In November 2020, California voters passed Proposition 24, known as the California Privacy Rights Act or CPRA. CPRA, which will amend existing CCPA requirements effective January 2023 with a one-year lookback period, includes limitations on the sharing of personal information for cross-context behavioral advertising and the use of “sensitive” personal information; the creation of a new correction right; and the establishment of a new agency to enforce California privacy law.

Further, there continues to be an increased interest in privacy laws at the federal and state levels where legislators are reviewing or proposing the need for greater regulation of the collection, processing, sharing and use of consumer data for marketing purposes or otherwise, including two federal privacy regulations introduced in late 2020.

In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, requires an organization to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, consumer personal information may be used only for the purposes for which it was collected. We allow our customers to voluntarily “opt out” from receiving either one or both promotional and marketing mail or promotional and marketing electronic mail. Heightened consumer awareness of, and concern about, privacy may result in customers “opting out” at higher rates than they have historically. This would mean that a reduced number of customers would receive bonus and promotional offers and therefore those customers may collect fewer AIR MILES reward miles. The Government of Canada has created a Digital Charter providing new rights and expectations, including expected changes to PIPEDA.

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

On May 25, 2018, The General Data Protection Regulation, or GDPR, a European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights came into force. The GDPR replaced the European Union Directive 95/46/EC and applies to and binds the EU Member States and the European Economic Area countries, which includes a total of 30 countries. The GDPR details greater compliance obligations on organizations, including the implementation of a number of processes and policies around data collection and use. These, and other terms of the GDPR, could limit our ability to provide services and information to our customers. In addition, the GDPR includes significant penalties for non-compliance.

In general, GDPR, and other European Union and Member State specific privacy and data governance laws, could also lead to adaptation of our technologies or practices to satisfy local privacy requirements and standards that may be more stringent than in the U.S. Similarly, it is possible that in the future, U.S. and foreign jurisdictions may adopt legislation or regulations that impair our ability to effectively track consumers’ use of our advertising services, such as the FTC’s proposed “Do-Not-Track” standard or other legislation or regulations similar to EU Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” which directs EU Member States to ensure that accessing personal information on an internet user’s computer, such as through a cookie, is allowed only if the internet user has given his or her consent. In July 2020, the Court of Justice of the European Union, or CJEU, ruled the EU-US Privacy Shield Framework invalid, but noted the use of standard contractual clauses for data transfers is still valid.On January 31, 2020, the United Kingdom left the European Union and entered into a Brexit transition period. Effective January 1, 2021, the EU and UK have adopted a new agreement providing that all transfers of personal data between stakeholders subject to GDPR and UK entities will not be considered as transfers to a third country provided that the UK’s current data protection scheme stays in place for the designated maximum period of six months through June 30, 2021. It is not yet known what the data protection landscape will look like at the end of the transition period.

In addition to the jurisdictions noted above, there is also rapid development of new privacy laws and regulations elsewhere around the globe, including amendments of existing data protection laws, to the scope of such laws and penalties for noncompliance. Failure to comply with these international data protection laws and regulations could have a negative impact on our reputation and subject us to significant penalties.

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

For example, Ontario’s Protecting Rewards Points Act (Consumer Protection Amendment), 2016, and additional related regulations, prohibit suppliers from entering into or amending consumer agreements to provide for the expiry of rewards points due to the passage of time alone, while permitting the expiry of rewards points if the underlying consumer agreement is terminated and that agreement provides that reward points expire upon termination. Similar legislation pertaining to the expiry of rewards points due to the passage of time alone is also in effect in Quebec.

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

Operational and Other Risk

We rely on third party vendors to provide products and services and are transitioning additional services to strategic outsourcing partners. Our business operations, reputation and profitability could be adversely impacted if our vendors fail to fulfill their obligations.

The failure of our suppliers to deliver products and services at contracted service levels or standards or in sufficient quantities and in a timely manner could adversely affect our business. These impacts arise from and include, but are not limited to, closures or restricted operating conditions and supply chain disruptions resulting from the current impacts of COVID-19. If our significant vendors were unable or unwilling to fulfill or renew our existing contracts on current terms, we might not be able to replace the related product or service at the same cost, in a timely fashion, or at all, any of which could negatively impact our profitability. In addition, if a third party vendor fails to meet contractual requirements, such as compliance with applicable laws and regulations, our business operations could suffer economic or reputational harm that could have a material adverse impact on our business and results of operations.

Further, in 2020, we have selected to transition our credit card processing, as well as certain print and mail and remittance processing functions associated with our Card Services segment, to strategic outsourcing partners, with targeted completion in 2022. Transitioning these services from our legacy platforms to strategic partners with established systems and functionality presents significant risks, including, but not limited to, potential losses or corruption of data, changes in security processes, implementation delays and cost overruns, resistance from current clients and account holders, disruption to operations, loss of customization or functionality, reliability issues with legacy systems prior to cutover and incurrence of outsized consulting costs to complete the transition. In addition, the pursuit of multiple new product integrations and outsourcing transitions simultaneously could increase the complexity and risk, as well as magnify the unintended consequences, including an inability to retain or replace key personnel during the transition as well as the incurrence of unexpected expenses as we adopt new processes for managing these service providers and establish controls and procedures to ensure regulatory compliance. Any transition or implementation delays, errors or difficulties may result in operational challenges, security failures, increased costs or reputational harm, any of which could materially adversely impact our profitability.

Failure to safeguard our data and consumer privacy could affect our reputation among our clients and their customers, and may expose us to legal claims.

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

Loss of data center capacity, interruption due to cyber-attacks, loss of network connectivity or inability to utilize proprietary software of third party vendors could affect our ability to timely meet the needs of our clients and their customers.

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

Our failure to protect our intellectual property rights and use of open source software may harm our competitive position, litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly, any of which could negatively impact our business, results of operations and profitability.

Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. Third parties may also assert infringement claims against us. Any claims and an adverse determination in any resulting litigation could subject us to significant liability for damages and require us to either design around a third party’s patent or license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of our time and resources. Further, our competitors or other third parties may independently design around or develop similar technology, or otherwise duplicate our services or products in a way that would preclude us from asserting our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property or confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure.

Aspects of our platform include software covered by open source licenses. United States courts have not interpreted the terms of various open source licenses, but could interpret them in a manner that imposes unanticipated conditions or restrictions on our platform. If portions of our proprietary software are determined to be subject to an open source license, we could also be required to, under certain circumstances, publicly release or license, at no cost, our products that incorporate the open source software or the affected portions of our source code. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or other contractual protections regarding infringement, misappropriation, security vulnerabilities, defects or errors in the code or other violations, any of which could result in liability to us and negatively impact our business, results of operations, financial condition and profitability.

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

As of December 31, 2020, we lease approximately 45 general office properties worldwide, comprised of approximately three million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

		Approximate
Location	Segment	Square Footage		Lease Expiration Date
Columbus, Ohio	Corporate, Card Services	567,006		September 12, 2032
Toronto, Ontario, Canada	LoyaltyOne	205,525		March 31, 2033
Mississauga, Ontario, Canada	LoyaltyOne	13,699		February 28, 2025
Den Bosch, Netherlands	LoyaltyOne	132,482		December 31, 2033
Maasbree, Netherlands	LoyaltyOne	668,923		September 1, 2033
New York, New York	Card Services	18,500		January 31, 2023
Draper, Utah	Card Services	22,869	(1)	August 31, 2031
Columbus, Ohio	Card Services	103,161		December 31, 2027
Wilmington, Delaware	Card Services	5,198		June 30, 2021

(1) Excludes square footage of subleased portion.

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

Holders

As of February 18, 2021, the closing price of our common stock was $83.70 per share, there were 49,695,051 shares of our common stock outstanding, and there were 97 holders of record of our common stock.

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

On January 28, 2021, our board of directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on March 18, 2021 to stockholders of record at the close of business on February 12, 2021.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2020:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs (2)
				(Dollars in millions)
During 2020:
October 1-31	8,058	$51.55	—	$—
November 1-30	2,742	66.66	—	—
December 1-31	6,976	75.05	—	—
Total	17,776	$63.10	—	$—
(1)	During the period represented by the table, 17,776 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.
(2)	The Company’s stock repurchase program expired on June 30, 2020.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2015, with the cumulative total return over the same period of (1) the S&P 500 Index and (2) a peer group of fifteen companies selected by us and utilized in our prior Annual Report on Form 10-K, which we will refer to as the 2019 Peer Group Index, and (3) a new peer group of fifteen companies selected by us, which we will refer to as the 2020 Peer Group Index.

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

The fifteen companies in the 2020 Peer Group Index are PayPal Holdings, Inc., MasterCard Incorporated, Synchrony Financial, Discover Financial Services, Fifth Third Bancorp, Key Corp, Citizens Financial Group, Inc., Ally Financial Inc., M&T Bank Corporation, Regions Financial Corporation, Huntington Bancshares Incorporated, Santander Consumer USA Holdings Inc., Comerica Incorporated, SVB Financial Group and Capital One Financial Corporation.

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2015 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG ALLIANCE DATA SYSTEMS CORPORATION,
S&P 500 INDEX, 2019 PEER GROUP AND 2020 PEER GROUP

DOLLARS
350
300
250
200
150
100
50
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Alliance Data Systems Corporation
S&P 500
2019 Peer Group
2020 Peer Group

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	Alliance Data
	Systems		2019 Peer	2020 Peer
	Corporation	S&P 500	Group Index	Group Index
December 31, 2015	$100.00	$100.00	$100.00	$100.00
December 31, 2016	82.83	111.96	120.83	120.85
December 31, 2017	92.72	136.40	163.13	161.51
December 31, 2018	55.62	130.42	164.03	158.55
December 31, 2019	42.38	171.49	236.41	228.14
December 31, 2020	28.54	203.04	312.95	297.06

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

	Years Ended December 31,
	2020	2019	2018	2017	2016

	(in millions, except per share amounts)
Income statement data
Total revenue	$4,521.4	$5,581.3	$5,666.6	$5,474.7	$5,013.2
Cost of operations (exclusive of amortization and depreciation disclosed separately below)	2,077.3	2,687.8	2,537.2	2,469.5	2,600.3
Provision for loan loss	1,266.2	1,187.5	1,016.0	1,140.1	940.5
General and administrative	105.7	150.6	162.5	159.3	135.6
Depreciation and other amortization	98.5	79.9	80.7	73.7	67.3
Amortization of purchased intangibles	85.3	96.2	112.9	114.2	119.6
Loss on extinguishment of debt	—	71.9	—	—	—
Total operating expenses	3,633.0	4,273.9	3,909.3	3,956.8	3,863.3
Operating income	888.4	1,307.4	1,757.3	1,517.9	1,149.9
Interest expense, net	493.9	569.0	542.3	455.4	370.9
Income from continuing operations before income taxes	394.5	738.4	1,215.0	1,062.5	779.0
Provision for income taxes	99.5	165.8	269.5	293.3	298.8
Income from continuing operations	$295.0	$572.6	$945.5	$769.2	$480.2
(Loss) income from discontinued operations, net of taxes	(81.3)	(294.6)	17.6	19.5	37.4
Net income	$213.7	$278.0	$963.1	$788.7	$517.6
Less: Net income attributable to non-controlling interest	—	—	—	—	1.8
Net income attributable to common stockholders	$213.7	$278.0	$963.1	$788.7	$515.8

Basic income attributable to common stockholders per share:
Income from continuing operations	$6.17	$11.25	$17.24	$13.82	$6.73
(Loss) income from discontinued operations	$(1.70)	$(5.89)	$0.32	$0.35	$0.64
Net income attributable to common stockholders per share	$4.47	$5.36	$17.56	$14.17	$7.37

Diluted income attributable to common stockholders per share:
Income from continuing operations	$6.16	$11.24	$17.17	$13.75	$6.71
(Loss) income from discontinued operations	$(1.70)	$(5.78)	$0.32	$0.35	$0.63
Net income attributable to common stockholders per share	$4.46	$5.46	$17.49	$14.10	$7.34

Weighted average shares:
Basic	47.8	50.0	54.9	55.7	58.6
Diluted	47.9	50.9	55.1	55.9	58.9

Dividends declared per share:	$1.26	$2.52	$2.28	$2.08	$0.52

	As of December 31,
	2020	2019	2018	2017	2016

	(in millions)
Balance sheet data
Credit card and loan receivables, net	$14,776.4	$18,292.0	$16,816.7	$17,494.5	$15,595.9
Redemption settlement assets, restricted	693.5	600.8	558.6	589.5	324.4
Total assets	22,547.1	26,494.8	30,387.7	30,684.8	25,514.1
Deferred revenue	1,004.0	922.0	875.3	966.9	931.5
Deposits	9,792.6	12,151.7	11,793.7	10,930.9	8,391.9
Non-recourse borrowings of consolidated securitization entities	5,709.9	7,284.0	7,651.7	8,807.3	6,955.4
Long-term and other debt, including current maturities	2,805.7	2,849.9	5,725.4	6,070.9	5,595.4
Total liabilities	21,025.5	24,906.5	28,055.6	28,829.5	23,855.9
Total stockholders’ equity	1,521.6	1,588.3	2,332.1	1,855.3	1,658.2

	Years Ended December 31,
	2020	2019	2018	2017	2016

	(in millions)
Cash flow data
Cash flows from operating activities	$1,882.7	$1,217.7	$2,754.9	$2,599.1	$2,127.2
Cash flows from investing activities	$1,774.3	$2,860.8	$(1,872.0)	$(4,268.1)	$(4,291.5)
Cash flows from financing activities	$(4,166.5)	$(4,091.7)	$(1,217.9)	$4,004.9	$2,637.4

Non-GAAP Financial Measures
Adjusted EBITDA	$1,156.9	$1,710.3	$1,995.3	$1,747.1	$1,620.0
Adjusted EBITDA, net	$771.5	$1,271.3	$1,609.4	$1,465.4	$1,404.2

Segment operating data
Credit card statements generated	235.0	281.1	300.7	296.7	279.4
Credit sales	$24,707.3	$30,986.9	$30,702.3	$31,001.6	$29,271.3
Average credit card and loan receivables	$16,367.3	$17,298.2	$17,412.1	$16,185.5	$14,085.8
Normalized average credit card and loan receivables (1)	$16,468.0	$18,941.5	$18,728.8	$16,775.1	$14,417.6
AIR MILES reward miles issued	4,963.8	5,511.1	5,500.0	5,524.2	5,772.3
AIR MILES reward miles redeemed	3,127.8	4,415.7	4,482.0	4,552.1	7,071.6

(1) Normalized average credit card and loan receivables includes held for sale receivables.

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

Adjusted EBITDA and adjusted EBITDA, net are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either income from continuing operations or net income as indicators of operating performance or to cash flows from operating activities as a measure of liquidity. In addition, adjusted EBITDA and adjusted EBITDA, net are not intended to represent funds available for dividends, reinvestment or other discretionary uses, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The adjusted EBITDA and adjusted EBITDA, net measures presented in this Annual Report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

	Years Ended December 31,
	2020	2019	2018	2017	2016

	(in millions)
Income from continuing operations	$295.0	$572.6	$945.5	$769.2	$480.2
Stock compensation expense	21.3	25.1	44.4	41.3	41.5
Provision for income taxes	99.5	165.8	269.5	293.3	298.8
Interest expense, net	493.9	569.0	542.3	455.4	370.9
Depreciation and other amortization	98.5	79.9	80.7	73.7	67.3
Amortization of purchased intangibles	85.3	96.2	112.9	114.2	119.6
Impact of expiry (1)	—	—	—	—	241.7
Gain on sale of business, net of strategic transaction costs (2)	(8.0)	—	—	—	—
Strategic transaction costs (3)	15.9	11.7	—	—	—
Asset impairments (4)	63.7	—	—	—	—
Restructuring and other charges (5)	(8.2)	118.1	—	—	—
Loss on extinguishment of debt (6)	—	71.9	—	—	—
Adjusted EBITDA	$1,156.9	$1,710.3	$1,995.3	$1,747.1	$1,620.0
Less: Securitization funding costs	165.9	213.4	220.2	156.6	125.6
Less: Interest expense on deposits	219.5	225.6	165.7	125.1	84.7
Less: Adjusted EBITDA attributable to non-controlling interest	—	—	—	—	5.5
Adjusted EBITDA, net	$771.5	$1,271.3	$1,609.4	$1,465.4	$1,404.2
(1)	Represents the impact of the cancellation of the AIR MILES Reward Program’s five-year expiry policy on December 1, 2016.
(2)	Represents gain on sale of Precima in January 2020, net of strategic transaction costs. Precima was included in the Company’s LoyaltyOne segment. See Note 6, “Disposition,” of the Notes to Consolidated Financial Statements for more information.
(3)	Represents costs for professional services associated with strategic initiatives.
(4)	Represents asset impairment charges related to certain deferred contract costs, fixed assets and right of use assets. See Note 3, “Revenue,” Note 12, “Leases,” and Note 13, “Property and Equipment,” of the Notes to Consolidated Financial Statements for more information.
(5)	Represents costs associated with restructuring or other exit activities. See Note 15, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements for more information.
(6)	Represents loss on extinguishment of debt resulting from the redemption price of senior notes and the write-off of deferred issuance costs related to the July 2019 early extinguishment of $1.9 billion of outstanding senior notes and the amendment to the credit agreement, which was effective upon the consummation of the sale of Epsilon.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of data-driven marketing, loyalty and payment solutions serving large, consumer-based industries. We create and deploy customized solutions that measurably change consumer behavior while driving business growth and profitability for some of today’s most recognizable brands. We help our partners create and increase customer loyalty across multiple touch points using traditional, digital, mobile and emerging technologies. We operate under two segments—LoyaltyOne and Card Services. Our LoyaltyOne business owns and operates the AIR MILES Reward Program, Canada’s most recognized loyalty program, and Netherlands-based BrandLoyalty, a global provider of tailor-made loyalty programs for grocers. Our Card Services business is a comprehensive provider of market-leading private label, co-brand, general purpose and business credit card programs, digital payments, including Bread, and Comenity-branded financial services. Effective March 31, 2019, our Epsilon segment was treated as a discontinued operation, and was subsequently sold on July 1, 2019.

Year in Review

●	Effective January 1, 2020, we adopted Accounting Standards Codification, or ASC, 326, “Financial Instruments—Credit Losses,” and applied a current expected credit loss, or CECL, model to determine our allowance for loan loss, which is measured over the estimated life of the credit card and loan receivable. Our adoption of CECL on January 1, 2020 resulted in an increase in our allowance for loan loss at adoption of $644.0 million, which was recorded through a cumulative-effect adjustment to retained earnings, net of taxes. See Note 8, “Credit Card and Loan Receivables,” of the Notes to Consolidated Financial Statements for more information.
●	In January 2020, we sold Precima, a provider of retail strategy and customer data applications and analytics, for total consideration of approximately $43.8 million. Precima was included in our LoyaltyOne segment.
●	During 2020, we paid dividends and dividend equivalent rights of $60.6 million.
●	During 2020, we sold one credit card portfolio for cash consideration of $289.5 million.
●	We launched our direct-to-consumer Comenity-branded general purpose credit card, the Comenity CardSM, which provides Alliance Data with an additional product to both attract and retain our cardholders.
●	In October 2020, we entered into an agreement to transition hosting of our credit card processing services to Fiserv, a leading global provider of payments and financial services technology solutions.
●	In December 2020, we completed the acquisition of Bread for aggregate consideration of approximately $491.0 million, net of cash and restricted cash acquired, subject to closing purchase price adjustments. Bread provides technology solutions for merchants to provide digital purchase financing options to customers in the form of installment credit as well as credit and debit multi-pay solutions. Bread is included in our Card Services segment.

COVID-19 Update

In the first quarter of 2020, the WHO declared the current coronavirus, or COVID-19, outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19, international, provincial, federal, state and local government or other authorities have imposed varying degrees of restrictions on social and commercial activity in an effort to improve health and safety. In response to the COVID-19 pandemic, first and foremost, we have prioritized the health and safety of our associates. Effective teleworking protocols are in place for approximately 95% of our associates.

COVID-19 restrictions have adversely impacted and continue to adversely impact our associates, our business partners, and our customers, which has negatively impacted our financial performance, as revenue and adjusted EBITDA, net significantly declined from the prior year. In response to the COVID-19 pandemic, the Company offered forbearance programs, which provide for short-term modifications in the form of payment deferrals and late fee waivers to borrowers who were current with their payments prior to any relief. However, in the third and fourth quarter of 2020, we began to experience a gradual recovery in the economy coupled with the holiday season. Credit sales and AIR

MILES reward miles issued and redeemed all increased sequentially in the third and fourth quarter of 2020. Further, credit metrics remained resilient, reflecting strong payment trends across our consumer borrower base, which may have benefitted from government economic stimulus programs, and delinquency rates improved in the second half of the year. Nonetheless, we continue to monitor the evolving situation and guidance from international, provincial, federal, state and local government and public health authorities. Despite the emergence of vaccines, surges in COVID-19 cases, including variants of the strain, such as those recently experienced in Europe and the United States, may cause people to self-quarantine or governments to shut down nonessential businesses again. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our future results of operations or cash flows at this time.

Consolidated Results of Operations

	Years Ended December 31,			% Change
				2020	2019
	2020	2019	2018	to 2019	to 2018

	(in millions, except percentages)
Revenues
Services	$116.9	$215.5	$295.4	(46)%	(27)%
Redemption, net	473.1	637.3	676.3	(26)	(6)
Finance charges, net	3,931.4	4,728.5	4,694.9	(17)	1
Total revenue	4,521.4	5,581.3	5,666.6	(19)	(2)
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	2,077.3	2,687.8	2,537.2	(23)	6
Provision for loan loss	1,266.2	1,187.5	1,016.0	7	17
General and administrative	105.7	150.6	162.5	(30)	(7)
Depreciation and other amortization	98.5	79.9	80.7	23	(1)
Amortization of purchased intangibles	85.3	96.2	112.9	(11)	(15)
Loss on extinguishment of debt	—	71.9	—	(100)	100
Total operating expenses	3,633.0	4,273.9	3,909.3	(15)	9
Operating income	888.4	1,307.4	1,757.3	(32)	(26)
Interest expense
Securitization funding costs	165.9	213.4	220.2	(22)	(3)
Interest expense on deposits	219.5	225.6	165.7	(3)	36
Interest expense on long-term and other debt, net	108.5	130.0	156.4	(16)	(17)
Total interest expense, net	493.9	569.0	542.3	(13)	5
Income from continuing operations before income taxes	394.5	738.4	1,215.0	(47)	(39)
Provision for income taxes	99.5	165.8	269.5	(40)	(38)
Income from continuing operations	295.0	572.6	945.5	(48)	(39)
(Loss) income from discontinued operations, net of taxes	(81.3)	(294.6)	17.6	(72)	nm *
Net income	$213.7	$278.0	$963.1	(23)%	(71)%

Key Operating Metrics:
Credit card statements generated	235.0	281.1	300.7	(16)%	(7)%
Credit sales	$24,707.3	$30,986.9	$30,702.3	(20)%	1%
Average credit card and loan receivables	$16,367.3	$17,298.2	$17,412.1	(5)%	(1)%
Normalized average credit card and loan receivables	$16,468.0	$18,941.5	$18,728.8	(13)%	1%
AIR MILES reward miles issued	4,963.8	5,511.1	5,500.0	(10)%	—%
AIR MILES reward miles redeemed	3,127.8	4,415.7	4,482.0	(29)%	(1)%
*	not meaningful

Year ended December 31, 2020 compared to the year ended December 31, 2019

Revenue. Total revenue decreased $1,059.9 million, or 19%, to $4,521.4 million for the year ended December 31, 2020 from $5,581.3 million for the year ended December 31, 2019. The net decrease was due to the following:

●	Services. Revenue decreased $98.6 million, or 46%, to $116.9 million for the year ended December 31, 2020 primarily due to the sale of Precima in January 2020, which resulted in a $79.3 million decrease in revenue as compared to the prior year. Service revenue also declined by $43.4 million due to lower volumes. These decreases were offset in part by a $32.6 million increase in merchant fee revenue due to decreased royalty payments to our retailers.
●	Redemption. Revenue decreased $164.2 million, or 26%, to $473.1 million for the year ended December 31, 2020 as redemption revenue from our short-term loyalty programs decreased $158.1 million due to a decline in programs in markets across most regions due to the impact of COVID-19. In response to COVID-19, certain of our customers have delayed their short-term loyalty programs.
●	Finance charges, net. Revenue decreased $797.1 million, or 17%, to $3,931.4 million for the year ended December 31, 2020. The decline was due to a 13% decrease in normalized average receivables that decreased revenue by $617.5 million, and an approximate 110 basis point decrease in finance charge yield, which decreased revenue by $179.6 million. The decrease in normalized average receivables was due to a 20% decline in credit sales compared to the prior year due to COVID-19 and sales of credit card portfolios. The decrease in finance charge yield was due primarily to forbearance programs offered, including waivers of late fees, in response to COVID-19, as well as the lowering of market interest rates.

Cost of operations. Cost of operations decreased $610.5 million, or 23%, to $2,077.3 million for the year ended December 31, 2020 as compared to $2,687.8 million for the year ended December 31, 2019. The net decrease was due to the following:

●	Within the LoyaltyOne segment, cost of operations decreased $270.8 million, including a $149.9 million decrease in cost of redemptions due to the decline in redemption revenue discussed above and restructuring and other charges incurred in the prior year. Additionally, the sale of Precima in January 2020 resulted in a $78.4 million decrease in cost of operations excluding the gain on sale, and cost of operations decreased due to cost saving initiatives executed in 2019 and 2020, with a reduction of expenses across several categories.
●	Within the Card Services segment, cost of operations decreased $339.6 million, including a $182.2 million decrease in valuation adjustments to certain portfolios within credit card receivables held for sale, a $92.1 million decrease in payroll and benefits costs due to cost saving initiatives executed in the fourth quarter of 2019 and in 2020, a $61.3 million decrease in marketing expense due to the decline in volumes, and a $81.7 million decline in various other credit card costs due to reductions in volume, including a reduction in fraud losses, and cost saving initiatives. These decreases were offset in part by a $23.5 million decrease in gains recognized on sales of credit card portfolios as compared to the prior year and $63.7 million in asset impairment charges recorded in 2020, related to certain deferred contract costs, fixed assets and right of use assets.

Provision for loan loss. Provision for loan loss increased $78.7 million, or 7%, to $1,266.2 million for the year ended December 31, 2020 as compared to $1,187.5 million for the year ended December 31, 2019, due to a higher allowance for loan loss related to estimated lifetime losses under the CECL model, including the projected impacts of COVID-19. This was offset in part by the decline in credit card and loan receivables of $2.7 billion.

General and administrative. General and administrative expenses decreased $44.9 million, or 30%, to $105.7 million for the year ended December 31, 2020 as compared to $150.6 million for the year ended December 31, 2019, due to cost saving initiatives implemented in 2019 and 2020, which among other items included reduced headcount, office space, charitable contributions and overall corporate overhead costs. In addition, the prior year was impacted by $37.9 million in restructuring charges incurred related to our Corporate reorganization.

Depreciation and other amortization. Depreciation and other amortization increased $18.6 million, or 23%, to $98.5 million for the year ended December 31, 2020, as compared to $79.9 million for the year ended December 31, 2019, due to $24.7 million in accelerated depreciation expense of fixed assets associated with certain real estate properties that have ceased use but intend to sublease. See Note 13, “Property and Equipment,” of the Notes to Consolidated Financial Statements for more information. This increase was offset in part by certain fully amortized capitalized software.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $10.9 million, or 11%, to $85.3 million for the year ended December 31, 2020, as compared to $96.2 million for the year ended December 31, 2019, primarily due to certain fully amortized intangible assets, including portfolio premiums.

Loss on extinguishment of debt. For the year ended December 31, 2019, we recorded a $71.9 million loss on extinguishment of debt resulting from the $49.9 million redemption price of the senior notes and the write-off of $22.0 million of deferred issuance costs related to the July 2019 early extinguishment of $1.9 billion of outstanding senior notes and an amendment to the credit agreement that was effective upon the consummation of the sale of Epsilon.

Interest expense, net. Total interest expense, net decreased $75.1 million, or 13%, to $493.9 million for the year ended December 31, 2020 as compared to $569.0 million for the year ended December 31, 2019. The net decrease was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $47.5 million due to lower average borrowings, which decreased funding costs by approximately $55.9 million, offset in part by higher average interest rates, due to the timing of asset-backed debt maturities, which increased funding costs by approximately $8.4 million.
●	Interest expense on deposits. Interest expense on deposits decreased $6.1 million due to lower average balances outstanding, which decreased funding costs by approximately $19.4 million, offset in part by higher average interest rates, due to the maturity of lower rate deposits, which increased funding costs by approximately $13.3 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net decreased $21.5 million primarily due to a $72.4 million decrease in interest expense on term debt due to lower average borrowings, as well as a result of an amendment to the credit agreement, which included a $493.8 million repayment in September 2020. This decrease was offset in part by a $48.8 million increase in interest expense due to the issuance of senior notes in December 2019 and September 2020.

Taxes. Provision for income taxes decreased $66.3 million, or 40%, to $99.5 million for the year ended December 31, 2020 from $165.8 million for the year ended December 31, 2019, primarily related to a $343.9 million reduction in earnings before taxes in the current year. The effective tax rate for the current year was 25.2% as compared to 22.5% for the prior year. The lower effective tax rate in the prior year included a decrease in tax reserves resulting from a change in accounting method for tax purposes. See Note 22, “Income Taxes,” of the Notes to Consolidated Financial Statements for more information.

Loss from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes was $81.3 million for the year ended December 31, 2020 due to resolution of a loss contingency as described in Note 18, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements. Loss from discontinued operations, net of taxes was $294.6 million for the year ended December 31, 2019, due to the after-tax loss on the sale of Epsilon completed July 1, 2019 and a $32.9 million initial estimate for the loss contingency referenced above.

Year ended December 31, 2019 compared to the year ended December 31, 2018

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K for a discussion of our 2019 results compared to 2018, which discussion is incorporated by reference herein.

Segment Revenue and Adjusted EBITDA, net

	Years Ended December 31,			% Change
				2020	2019
	2020	2019	2018	to 2019	to 2018

	(in millions, except percentages)
Revenue:
LoyaltyOne	$764.8	$1,033.1	$1,068.4	(26)%	(3)%
Card Services	3,756.5	4,547.8	4,597.6	(17)	(1)
Corporate/Other	0.1	0.4	0.6	nm *	nm *
Total	$4,521.4	$5,581.3	$5,666.6	(19)%	(2)%
Adjusted EBITDA, net:
LoyaltyOne	$186.2	$244.5	$254.2	(24)%	(4)%
Card Services	667.0	1,119.7	1,496.0	(40)	(25)
Corporate/Other	(81.7)	(92.9)	(140.8)	(12)	(34)
Total	$771.5	$1,271.3	$1,609.4	(39)%	(21)%
*	not meaningful

Year ended December 31, 2020 compared to the year ended December 31, 2019

Revenue. Total revenue decreased $1,059.9 million, or 19%, to $4,521.4 million for the year ended December 31, 2020 from $5,581.3 million for the year ended December 31, 2019. The decrease was due to the following:

●	LoyaltyOne. Revenue decreased $268.3 million, or 26%, to $764.8 million for the year ended December 31, 2020 as revenue from our short-term loyalty programs decreased $161.4 million due to a decline in programs in markets across most regions due to the impact of COVID-19. Additionally, the sale of Precima in January 2020 resulted in a $79.3 million decrease in revenue. Redemption revenue and servicing revenue in our coalition loyalty program were negatively impacted by a 10% decline in AIR MILES reward miles issued and a 29% decline in AIR MILES reward miles redeemed.
●	Card Services. Revenue decreased $791.3 million, or 17%, to $3,756.5 million for the year ended December 31, 2020, driven by a $797.1 million decrease in finance charges, net due to a decline in credit card and loan receivables due to lower sales volumes resulting from COVID-19 and portfolios sold in 2019 and 2020, and a decrease in yield due to forbearance programs offered in response to COVID-19 and interest rate cuts.

Adjusted EBITDA, net. Adjusted EBITDA, net decreased $499.8 million, or 39%, to $771.5 million for the year ended December 31, 2020 from $1,271.3 million for the year ended December 31, 2019. The net decrease was due to the following:

●	LoyaltyOne. Adjusted EBITDA, net decreased $58.3 million, or 24%, to $186.2 million for the year ended December 31, 2020, due to lost margin on the revenue declines discussed above, offset in part by improved expense management, including cost saving initiatives executed in 2019. For the year ended December 31, 2020, the $8.0 million gain on the sale of Precima, net of transaction costs was excluded from adjusted EBITDA, net. For the year ended December 31, 2019, restructuring and other charges of $50.8 million were excluded from adjusted EBITDA, net.
●	Card Services. Adjusted EBITDA, net decreased $452.7 million, or 40%, to $667.0 million for the year ended December 31, 2020 primarily due to the decrease in revenue as discussed above and a $78.7 million increase in provision for loan loss due to the impact of COVID-19, as well as the implementation of the CECL model, offset in part by a $2.7 billion decline in credit card and loan receivables. These decreases were offset in part by a $182.2 million decrease in valuation adjustments to certain portfolios within credit card receivables held for sale and reductions in cost of operations due to cost saving initiatives executed in the fourth quarter of 2019 and in 2020. For the year ended December 31, 2020, asset impairments of $63.7 million were excluded from adjusted EBITDA, net. For the year ended December 31, 2019, restructuring and other charges of $29.4 million were excluded from adjusted EBITDA, net.
●	Corporate/Other. Adjusted EBITDA, net improved $11.2 million to a loss of $81.7 million for the year ended December 31, 2020 due to cost saving initiatives implemented in 2019 and 2020, which among other items included reduced headcount, office space, charitable contributions and overall corporate overhead costs. For the year ended December 31, 2020, strategic transaction costs of $15.2 million were excluded from adjusted EBITDA, net. For the year ended December 31, 2019, loss on extinguishment of debt of $71.9 million, restructuring and other charges of $37.9 million and strategic transaction costs of $10.7 million were excluded from adjusted EBITDA, net.

Year ended December 31, 2019 compared to the year ended December 31, 2018

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K for a discussion of our 2019 segment results compared to 2018, which discussion is incorporated by reference herein.

Asset Quality

Our delinquency and net charge-off rates reflect, among other factors, the credit risk of our credit card and loan receivables, the success of our collection and recovery efforts, and general economic conditions.

Delinquencies. An account is contractually delinquent if we do not receive the minimum payment by the specified due date. Our policy is to continue to accrue interest and fee income on all accounts, except in limited circumstances, until the balance and all related interest and other fees are paid or charged-off, typically at 180 days delinquent for credit card receivables and 120 days delinquent for installment loan receivables. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If we are unable to make a collection after exhausting all in-house collection efforts, we may engage collection agencies and outside attorneys to continue those efforts.

The following table presents the delinquency trends of our credit card and loan receivables portfolio based on the principal balances of our credit card and loan receivables:

	December 31,	% of	December 31,	% of
	2020	Total	2019	Total

	(in millions, except percentages)
Receivables outstanding ─ principal	$15,963.3	100.0%	$18,413.1	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$229.9	1.4%	$337.4	1.8%
61 to 90 days	162.8	1.0	233.6	1.3
91 or more days	315.2	2.0	496.5	2.7
Total	$707.9	4.4%	$1,067.5	5.8%

In response to the COVID-19 pandemic, we have offered forbearance programs, which provide for short-term modifications in the form of payment deferrals and late fee waivers to borrowers who were current as of their most recent billing cycle prior to the announcement of the forbearance programs. Those accounts receiving forbearance relief may not advance to the next delinquency cycle, including eventually to charge-off, in the same timeframe that would have occurred had the forbearance relief not been granted.

Net Charge-Offs. Our net charge-offs include the principal amount of losses that are deemed uncollectible, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card receivables, including unpaid interest and fees, are charged-off in the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Installment loan receivables, including unpaid interest, are charged-off when a loan is 120 days past due. Credit card receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

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

	Years Ended December 31,
	2020	2019	2018

	(in millions, except percentages)
Average credit card and loan receivables	$16,367.3	$17,298.2	$17,412.1
Net charge-offs of principal receivables	1,083.3	1,054.7	1,067.2
Net charge-offs as a percentage of average credit card and loan receivables	6.6%	6.1%	6.1%

Liquidity and Capital Resources

Our primary sources of liquidity include cash generated from operating activities, our credit agreements and issuances of debt or equity securities, our securitization programs and deposits issued by Comenity Bank and Comenity Capital Bank. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources.

Our primary uses of cash are for ongoing business operations, repayments of our debt, capital expenditures, investments or acquisitions, any stock repurchases and dividends.

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

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $1,882.7 million and $1,217.7 million for the years ended December 31, 2020 and 2019, respectively. The year-over-year increase in operating cash flows of $665.0 million was due to an increase in working capital and the impact of the sale of Epsilon.

Investing Activities. Cash provided by investing activities was $1,774.3 million and $2,860.8 million for the year ended December 31, 2020 and 2019, respectively. Significant components of investing activities are as follows:

●	Credit card and loan receivables. Cash increased $1,783.5 million for the year ended December 31, 2020 due to a decrease in credit card and loan receivables in 2020 resulting from lower sales volumes due to COVID-19, as strong payment rates were maintained. Cash decreased $2,586.8 million for the year ended December 31, 2019 due to growth in credit card and loan receivables.
●	Proceeds from sale of businesses. During the year ended December 31, 2020, we received cash consideration of $26.7 million from the sale of Precima. During the year ended December 31, 2019, we received cash consideration of $4,409.7 million from the sale of Epsilon.
●	Payments for acquired businesses. During the year ended December 31, 2020, we paid cash consideration of $266.8 million for the acquisition of Bread on December 3, 2020. During the year ended December 31, 2019, we paid cash consideration of $6.7 million for the acquisition of Blispay on February 7, 2019.
●	Purchase of credit card portfolios. During the year ended December 31, 2019, we paid cash consideration of $924.8 million to acquire four credit card portfolios. No credit card portfolios were acquired in 2020.
●	Proceeds from sale of credit card portfolios. During the year ended December 31, 2020, we received cash consideration of $289.5 million from the sale of a credit card portfolio. During the year ended December 31, 2019, we received cash consideration of $2,061.8 million from the sale of thirteen credit card portfolios.
●	Capital expenditures. Cash paid for capital expenditures was $54.0 million and $142.3 million for the years ended December 31, 2020 and 2019, respectively. Capital expenditures for the year ended December 31, 2019 included $55.8 million related to our divested Epsilon segment, which was presented as a discontinued operation in the prior year. We anticipate capital expenditures to continue to be less than 3% of annual revenue.

Financing Activities. Cash used in financing activities was $4,166.5 million and $4,091.7 million for the years ended December 31, 2020 and 2019, respectively. Significant components of financing activities are as follows:

●	Debt. Cash decreased $44.5 million for the year ended December 31, 2020 due to repayments of our term loans. In September 2020, we issued $500.0 million in senior notes and used the net proceeds of $493.8 million to make a prepayment of our term debt under our amended credit agreement. Cash decreased $2,870.5 million as a

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
●	Non-recourse borrowings of consolidated securitization entities. Cash decreased $1,676.5 million and $367.2 million for the years ended December 31, 2020 and 2019, respectively, due to net repayments and maturities under the asset-backed term notes and conduit facilities as well as declines in credit card and loan receivables for the year ended December 31, 2020.
●	Deposits. During the year ended December 31, 2020, cash decreased $2,370.0 million due to net maturities of deposits. During the year ended December 31, 2019, cash increased $355.6 million due to net issuances of deposits. The volume of deposits as of December 31, 2020 and 2019 was impacted by changes in credit card and loan receivables in the respective years.
●	Dividends. Cash paid for quarterly dividends and dividend equivalents was $60.6 million and $127.4 million for the years ended December 31, 2020 and 2019, respectively. In the second quarter of 2020, the quarterly dividend was reduced from $0.63 to $0.21 per common share.
●	Treasury shares. Cash paid for treasury shares was $976.1 million for the year ended December 31, 2019. We did not repurchase any shares of our outstanding common stock for the year ended December 31, 2020.

Debt

Credit Agreement

In September 2020, we amended our credit agreement to (a) increase the maximum total leverage ratio, (b) decrease the minimum interest coverage ratio, and (c) increase the maximum permitted average delinquency ratios, for the periods ending March 31, 2021 through June 30, 2022, and to make certain other amendments. The amendment also required us to prepay the term loans upon consummation of the offering of the Senior Notes due 2026 with a prepayment in an amount equal to the net proceeds from the offering, which obligation was satisfied in full with a prepayment of $493.8 million. The prepayment was first applied to the scheduled quarterly installments payable in September 2020 and December 2020, and second, to the bullet payment of the term loans due at maturity. See Note 17, “Debt,” of the Notes to Consolidated Financial Statements for additional information.

At December 31, 2020, we had $1,484.3 million in term loans outstanding and a $750.0 million revolving line of credit. As of December 31, 2020, we had no amounts outstanding under our revolving line of credit and total availability of $750.0 million. Our total leverage ratio, as defined in our credit agreement, was under 2.5 to 1 at December 31, 2020, as compared to the maximum covenant ratio of 3.5 to 1.

As of December 31, 2020, we were in compliance with our debt covenants.

BrandLoyalty Credit Agreement

In April 2020, BrandLoyalty terminated its existing facility and entered into a new credit agreement that provides for a committed revolving line of credit of €30.0 million ($36.6 million as of December 31, 2020), an uncommitted revolving line of credit of €30.0 million ($36.6 million as of December 31, 2020), and an accordion feature permitting BrandLoyalty to request an increase in either the committed or uncommitted line of credit up to €80.0 million ($97.7 million as of December 31, 2020) in aggregate. The revolving lines of credit mature in April 2023, subject to BrandLoyalty’s request to extend for two additional one-year terms at the absolute discretion of the lenders at the time of such requests. As of December 31, 2020, there were no amounts outstanding under these revolving lines of credit.

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

See Note 17, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our debt.

Funding Sources

Deposits

We utilize money market deposits and certificates of deposit to finance the operating activities, including funding for our non-securitized credit card and loan receivables, and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank. In April 2019, Comenity Capital Bank launched a consumer retail deposit platform, Comenity Direct™, to the public; retail deposits comprised approximately $1.7 billion of our $9.8 billion deposits outstanding at December 31, 2020.

Comenity Bank and Comenity Capital Bank offer non-maturity deposit programs through contractual arrangements with various financial counterparties. As of December 31, 2020, Comenity Bank and Comenity Capital Bank had $3.8 billion in money market deposits outstanding with interest rates ranging from 0.38% to 3.50%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of at least $100,000 and $1,000, respectively, in various maturities ranging between January 2021 and December 2025 and with effective annual interest rates ranging from 0.15% to 3.75%. As of December 31, 2020, we had $6.0 billion of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.

Securitization Programs

We sell a majority of the credit card receivables originated by Comenity Bank and Comenity Capital Bank to certain master trusts. These securitization programs are a principal vehicle through which we finance Comenity Bank’s and Comenity Capital Bank’s credit card receivables. Historically, we have used both public and private term asset-backed securitization transactions as well as private conduit facilities as sources of funding for our securitized credit card receivables. Private conduit facilities have been used to accommodate seasonality needs and to bridge to completion of asset-backed securitization transactions.

During the year ended December 31, 2020, $1.7 billion of asset-backed term notes matured and were repaid, of which $228.2 million were retained by us and eliminated from the consolidated balance sheets.

We have access to committed undrawn capacity through three conduit facilities to support the funding of our credit card and loan receivables through the trusts. During the year ended December 31, 2020, we reduced the commitments under our conduit facilities by $1.5 billion and extended the respective maturities to April 2022 and October 2022. As of December 31, 2020, total capacity under the conduit facilities was $3.2 billion, of which $2.2 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets.

With the acquisition of Bread in December 2020, we assumed two warehouse facilities used to fund their securitized loan receivables. In December 2020, one of the warehouse facilities was terminated and we repaid $28.5 million owed under the agreement. The second warehouse facility was amended to a secured loan facility with an outstanding balance of $86.3 million at December 31, 2020. The secured loan facility accrues interest on the principal amount at the rate of LIBOR plus an applicable margin. The principal amount is due upon maturity in November 2022, with prepayment permitted.

As of December 31, 2020, we had approximately $11.2 billion of securitized credit card and loan receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the trusts and by the performance of the credit card and loan receivables in the trusts.

The following table shows the maturities of borrowing commitments as of December 31, 2020 for the trusts by year:

	2021	2022	2023	2024	Thereafter	Total

	(in millions)
Fixed rate asset-backed term note securities	$1,852.1	$1,571.7	$—	$—	$—	$3,423.8
Conduit facilities (1)	—	3,200.0	—	—	—	3,200.0
Secured loan facility	—	86.3	—	—	—	86.3
Total (2)	$1,852.1	$4,858.0	$—	$—	$—	$6,710.1
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.1 billion of debt issued by the trusts, which was retained by us and has been eliminated in the consolidated financial statements.

Early amortization events as defined within each asset-backed securitization transaction are generally driven by asset performance. We do not believe it is reasonably likely that an early amortization event will occur due to asset performance. However, if an early amortization event were declared, the trustee of the particular trust would retain the interest in the receivables along with the excess interest income that would otherwise be paid to our bank subsidiary until the investors were fully repaid. The occurrence of an early amortization event would significantly limit or negate our ability to securitize additional credit card and loan receivables.

We have secured and continue to secure the necessary commitments to fund our credit card and loan receivables. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms or at all as they are dependent on the availability of the asset-backed securitization and deposit markets at the time.

See Note 17, “Debt,” of the Notes to Consolidated Financial Statements for additional information regarding our securitized debt.

Stock Repurchase Programs

We had an authorized stock repurchase program to acquire up to $1.1 billion of our outstanding common stock from July 5, 2019 through June 30, 2020. At December 31, 2019, we had $347.8 million remaining under the stock repurchase program. The stock repurchase program expired on June 30, 2020, and $347.8 million of this program expired unused. During 2020, the Company did not repurchase any shares of its outstanding common stock under its authorized stock repurchase program.

Dividends

For the year ended December 31, 2020, we paid quarterly cash dividends of $0.63 per share for the three months ended March 31, 2020 and $0.21 per share for each of the three months ended June 30, 2020, September 30, 2020 and December 31, 2020 of $60.1 million and $0.5 million in cash related to dividend equivalent rights, for a total of $60.6 million.

For the year ended December 31, 2019, we paid quarterly cash dividends of $0.63 per share of $126.3 million and $1.1 million in cash related to dividend equivalent rights, for a total of $127.4 million.

On January 28, 2021, our board of directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on March 18, 2021 to stockholders of record at the close of business on February 12, 2021.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Our future cash payments associated with our contractual obligations and commitments to make future payments by type and period as of December 31, 2020 are summarized below:

	2021	2022	2023	2024	2025	Thereafter	Total

	(in millions)
Deposits (1)	$6,672.6	$1,786.2	$987.3	$533.6	$13.3	$—	$9,993.0
Non-recourse borrowings of consolidated securitization entities (1)	1,958.1	3,897.3	—	—	—	—	5,855.4
Long-term and other debt (1)	206.5	1,486.0	75.4	923.7	35.0	501.5	3,228.1
Operating leases	38.8	41.2	38.3	36.0	35.2	209.6	399.1
Software licenses	10.9	8.1	6.0	3.8	0.3	—	29.1
ASC 740 obligations (2)	—	—	—	—	—	—	—
Purchase obligations (3)	361.9	160.7	169.5	71.1	65.5	310.8	1,139.5
Total	$9,248.8	$7,379.5	$1,276.5	$1,568.2	$149.3	$1,021.9	$20,644.2
(1)	The deposits, non-recourse borrowings of consolidated securitization entities and long-term and other debt represent our estimated debt service obligations, including both principal and interest. Interest was based on the interest rates in effect as of December 31, 2020, applied to the contractual repayment period.
(2)	ASC 740 obligations do not reflect unrecognized tax benefits of $314.2 million, of which the timing remains uncertain.
(3)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. Purchase obligations include sponsor commitments under our AIR MILES Reward Program, minimum payments under support and maintenance contracts and agreements to purchase other goods and services.

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

Legislative and Regulatory Matters

Comenity Bank is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. Comenity Capital Bank is subject to regulatory capital requirements administered by both the FDIC and the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Comenity Bank and Comenity Capital Bank must meet specific capital guidelines that involve quantitative measures of its assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. Both Comenity Bank and Comenity Capital Bank are limited in the amounts that they can pay as dividends to ADSC.

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

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Comenity Bank and Comenity Capital Bank are considered well capitalized. The actual capital ratios and minimum ratios as of December 31, 2020 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	19.0%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	20.7	4.5	6.5
Tier 1 capital to risk-weighted assets	20.7	6.0	8.0
Total capital to risk-weighted assets	22.0	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	14.8%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	15.6	4.5	6.5
Tier 1 capital to risk-weighted assets	15.6	6.0	8.0
Total capital to risk-weighted assets	16.9	8.0	10.0

Comenity Bank and Comenity Capital Bank have adopted the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delays the effects of CECL on its regulatory capital for two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

Regulation RR adopted by the FDIC, the SEC, the Federal Reserve and certain other federal regulators mandates a minimum five percent risk retention requirement for securitizations. Such risk retention requirements may limit our liquidity by restricting the amount of asset-backed securities we are able to issue or affecting the timing of future issuances of asset-backed securities; we satisfy such risk retention requirements by maintaining a seller’s interest calculated in accordance with Regulation RR.

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

Allowance for Loan Loss.

Effective January 1, 2020, we adopted ASC 326 on a modified retrospective approach and applied a CECL model to determine our allowance for loan loss. The allowance for loan loss is an estimate of expected credit losses, measured over the estimated life of our credit card and loan receivables that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the CECL model is significantly influenced by the composition, characteristics and quality of our portfolio of credit card and loan receivables, as well as the prevailing economic conditions and forecasts utilized. The estimate of the allowance for loan loss includes an estimate for uncollectible principal as well as unpaid interest and fees. Charge-offs of principal amounts, net of recoveries are deducted from the allowance. The allowance is maintained through an adjustment to the provision for loan loss and is evaluated for appropriateness. Prior to January 1, 2020, our allowance for loan loss was determined utilizing an incurred loss model under ASC 450, “Contingencies.”

In estimating our allowance for loan loss, for each identified group, we utilize various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models utilize historical data and applicable macroeconomic variables with statistical analysis and behavioral relationships with credit performance. Our quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. We consider the forecast used to be reasonable and supportable over the estimated life of the credit card and loan receivables, with no reversion period. In addition to the quantitative estimate of expected credit losses, we also incorporate qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the allowance for loan loss reflects our best estimate of current expected credit losses.

If we used different assumptions in estimating current expected credit losses, the impact to the allowance for loan loss could have a material effect on our consolidated financial condition and results of operations. For example, a 100 basis point increase in the allowance as a percentage of the amortized cost of our credit card and loan receivables could have resulted in a change of approximately $164.9 million in the allowance for loan loss at December 31, 2020, with a corresponding change in the provision for loan loss.

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

For the years ended December 31, 2018, 2019 and 2020, our estimated breakage rate remained 20%. Our cumulative redemption rate, which represents program to date redemptions divided by program to date issuance, is 69% as of December 31, 2020. We expect the ultimate redemption rate will approximate 80% based on our historical redemption patterns, statistical regression models, and consideration of enacted program changes, as applicable.

For the years ended December 31, 2018, 2019 and 2020, our estimated life of an AIR MILES reward mile remained 38 months. We estimate that a change to the estimated life of an AIR MILES reward mile of one month would impact revenue by approximately $4 million. Any future changes in collector behavior could result in further changes in our estimates of breakage or life of an AIR MILES reward mile.

As of December 31, 2020, we had $1,004.0 million in deferred revenue related to the AIR MILES Reward Program that will be recognized in the future. Further information is provided in Note 3, “Revenue,” of the Notes to Consolidated Financial Statements.

Goodwill.

We test goodwill for impairment annually, or when events and circumstances change that would indicate the carrying value may not be recoverable.

For the 2020 annual impairment test, we performed a quantitative analysis for the Card Services reporting unit and the reporting units within the LoyaltyOne segment, identified as BrandLoyalty and LoyaltyOne excluding BrandLoyalty. The fair value of the reporting units was estimated using a discounted cash flow analysis based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The valuation includes assumptions related to revenue growth and profit performance, capital expenditures, the discount rate and other assumptions that are judgmental in nature. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment. We determined there was no impairment of goodwill on these reporting units.

As of December 31, 2020, we had goodwill of approximately $1,369.6 million. The following table presents the percentage by which fair value of the reporting units exceeded carrying value as of the 2020 annual impairment test and goodwill for each respective reporting unit as of December 31, 2020:

	Approximate
	Excess Fair Value %	Goodwill
Reporting Unit	as of July 1, 2020	as of December 31, 2020
		(in millions)
BrandLoyalty	≤ 10%	$542.7
LoyaltyOne excluding BrandLoyalty	> 250%	193.3
Card Services	> 70%	633.6
Total		$1,369.6

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

We do not currently believe there is a reasonable likelihood that there will be a material change in estimates or assumptions used to test goodwill and other intangible assets for impairment. However, due to the COVID-19 pandemic and continuing uncertainty in the macroeconomic environment, future deterioration in the economy could adversely impact our reporting units and result in a goodwill impairment charge that could be material.

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

Interest Rate Risk. We have both fixed-rate and variable-rate debt, and are subject to interest rate risk in connection with the issuance of variable-rate debt. Our interest expense, net was $493.9 million for 2020. To manage our risk from market interest rates, we actively monitor interest rates and other interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative instruments such as interest rate swaps and interest rate caps to mitigate our interest rate risk on related financial instruments or to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on pre-tax income from an instantaneous and sustained increase or decrease in interest rates of 1%. In 2020, a 1% increase or decrease in interest rates on our variable-rate debt would have resulted in a change to our interest expense of approximately $68.8 million. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the appropriateness of the related assumptions.

Credit Risk. We are exposed to credit risk relating to the credit card, installment or other loans we make to our clients’ customers. Our credit risk relates to the risk that consumers using the private label, co-brand, general purpose or business credit cards or installment or other loans that we issue will not repay their revolving credit card, installment or other loan balances. To minimize our risk of credit card, installment or other loan charge-offs, we have developed automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new accountholders, establishing or adjusting their credit limits and applying our risk-based pricing. We also utilize a proprietary collection scoring algorithm to assess accounts for collections efforts if they become delinquent;

after exhausting all in-house collection efforts, we may engage collection agencies and outside attorneys to continue those efforts.

Foreign Currency Exchange Rate Risk. We are exposed to fluctuations in the exchange rate between the U.S. and the Canadian dollar and between the U.S. dollar and the Euro. For the year ended December 31, 2020, an additional 10% decrease in the strength of the Canadian dollar versus the U.S. dollar and the Euro versus the U.S. dollar would have resulted in an additional decrease in pre-tax income of approximately $12.2 million and $2.4 million, respectively. Conversely, a corresponding increase in the strength of the Canadian dollar or the Euro versus the U.S. dollar would result in a comparable increase to pre-tax income in these periods.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In December 2020, we completed the acquisition of Lon Inc., operating under the trademark Bread. Because of the timing of the acquisition, Bread was excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2020. The total assets of Lon Inc., as of December 31, 2020, represented less than 3% of our total assets, for the respective period, and contributed less than 1% of total revenues, and less than 3% of pre-tax income, on an absolute basis, for the year ended December 31, 2020.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte & Touche’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-5.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2021 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2020.

Item 11.	Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2021 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2021 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2021 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2020.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2021 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2020.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

a)	The following documents are filed as part of this report:

(1)	Financial Statements
(2)	Financial Statement Schedule
(3)	The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant	8-K	3.1	4/29/19

3.3	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4.1	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

4.2	(a)	Description of Registrant’s Common Stock	10-K	4.2	2/28/20

+10.1	(a)	Alliance Data Systems Corporation Executive Deferred Compensation Plan, amended and restated effective January 1, 2018.	8-K	10.1	11/24/17

+10.2	(a)	Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	DEF 14A	A	4/20/10

+10.3	(a)	Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	DEF 14A	B	4/20/15

+10.4	(a)	Alliance Data Systems Corporation 2020 Omnibus Incentive Plan.	DEF 14A	A	4/23/20

+10.5	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	8-K	10.1	2/20/18

+10.6	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2020 grant EBT).	8-K	10.1	2/20/20

+10.7	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2020 grant rTSR).	8-K	10.2	2/20/20

+10.8	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2020 grant Strategic)	8-K	10.3	2/20/20

+10.9	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2020 Omnibus Incentive Plan.	8-K	10.1	2/18/21

˄+10.10	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2020 Omnibus Incentive Plan (2021 grant).	8-K	10.2	2/18/21

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
+10.11	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	10-K	10.52	2/28/13

+10.12	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	10-Q	10.6	8/7/17

+10.13	(a)	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan.	8-K	10.1	6/9/06

+10.14	(a)	Form of Alliance Data Systems Associate Confidentiality Agreement.	10-K	10.18	2/27/17

+10.15	(a)	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors.	8-K	10.1	6/5/15

+10.16	(a)	Alliance Data Systems Corporation 2015 Employee Stock Purchase Plan, effective July 1, 2015.	DEF 14A	C	4/20/15

+10.17	(a)	LoyaltyOne, Inc. Registered Retirement Savings Plan, as amended.	10-Q	10.1	5/7/10

+10.18	(a)	LoyaltyOne, Inc. Deferred Profit Sharing Plan, as amended.	10-Q	10.2	5/7/10

+10.19	(a)	LoyaltyOne, Inc. Canadian Supplemental Executive Retirement Plan, effective as of January 1, 2009.	10-Q	10.3	5/7/10

+10.20	(a)	Separation Agreement, dated as of June 22, 2020, by and among LoyaltyOne, Co., Alliance Data Systems Corporation and Bryan A. Pearson.	8-K	10.1	6/26/20

10.21	(a)	Amended and Restated License to Use the Air Miles Trade Marks in Canada, dated as of July 24, 1998, by and between Air Miles International Holdings N.V. and Loyalty Management Group Canada Inc. (assigned by Air Miles International Holdings N.V. to Air Miles International Trading B.V. by a novation agreement dated as of July 18, 2001 and further assigned to AM Royalties Limited Partnership, a wholly owned subsidiary of Diversified Royalty Corp., in connection with an asset purchase agreement dated August 25, 2017).	S-1	10.43	1/13/00

10.22	(a)	Amended and Restated License to Use and Exploit the Air Miles Scheme in Canada, dated July 24, 1998, by and between Air Miles International Trading B.V. and Loyalty Management Group Canada Inc. as assigned by Air Miles International Trading B.V. to AM Royalties Limited Partnership, a wholly owned subsidiary of Diversified Royalty Corp., in connection with an asset purchase agreement dated August 25, 2017.	S-1	10.44	1/13/00

#10.23	(a)	Private Label Credit Card Program Agreement, dated as of June 1, 2018, by and between Victoria’s Secret Stores, LLC, Lone Mountain Factoring, LLC, L Brands Direct Marketing, Inc., L Brands Direct Fulfillment, Inc., Far West Factoring, LLC, Puerto Rico Store Operations LLC, and Comenity Bank.	10-K	10.26	2/28/20

10.24	(a)	First Amendment to Private Label Credit Card Program Agreement, dated as of July 1, 2019, by and between Victoria’s Secret Stores, LLC, Lone Mountain Factoring, LLC, L Brands Direct Marketing, Inc., L Brands Direct	10-K	10.27	2/28/20

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
		Fulfillment, Inc., Far West Factoring, LLC, Puerto Rico Store Operations LLC, and Comenity Bank.

#10.25	(a)	Second Amendment to Private Label Credit Card Program Agreement, dated as of October 23, 2020, by and among Victoria’s Secret Stores, LLC, VS Service Company, LLC by change of name and organizational form from L Brands Direct Marketing, Inc., and L Brands Direct Fulfillment, LLC by change of organizational form from L Brands Direct Fulfillment, Inc., and VSPR Store Operations, LLC by change of name from Puerto Rico Store Operations, LLC and Comenity Bank.	10-Q	10.4	11/4/20

10.26	(b) (c)	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 as amended and restated as of September 17, 1999 and August 1, 2001, by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company.	8-K	4.6	8/31/01

10.27	(b) (c) (d)	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	8/4/04

10.28	(b) (c) (d)	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	4/5/05

10.29	(b) (d)	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	6/15/07

10.30	(b) (c) (d)	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	10/31/07

10.31	(b) (d)	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A.	8-K	4.1	5/29/08

10.32	(b) (d)	Seventh Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	6/30/10

10.33	(b) (d)	Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	8/12/10

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.34	(b) (c) (d)	Eighth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	11/14/11

10.35	(b) (c) (d)	Ninth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	12/2/16

10.36	(b) (c) (d)	Tenth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 16, 2018, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	8/20/18

10.37	(b) (c) (d)	Eleventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 11, 2020, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.2	6/16/20

10.38	(b) (c) (d)	Twelfth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 27, 2020, among WFN Credit Company, LLC, as transferor, Comenity Bank, as servicer, and MUFG Union Bank, N.A., as trustee.	8-K	4.1	10/30/20

10.39	(b) (c)	Collateral Series Supplement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.7	8/31/01

10.40	(b) (c)	First Amendment to Collateral Series Supplement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.3	11/20/02

10.41	(b) (c) (d)	Second Amendment to Collateral Series Supplement, dated as of July 6, 2016, among WFN Credit Company, LLC, Comenity Bank and MUFG Union Bank, N.A.	8-K	4.1	7/8/16

10.42	(b) (c)	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/31/01

10.43	(b) (c)	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	11/20/02

10.44	(b) (c) (d)	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	8/4/04

10.45	(b) (c) (d)	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	4/5/05

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.46	(b) (d)	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	6/15/07

10.47	(b) (c) (d)	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	10/31/07

10.48	(b) (d)	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.4	6/30/10

10.49	(b) (d)	Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/12/10

10.50	(b) (c) (d)	Eighth Amendment to Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.1	6/15/11

10.51	(b) (c) (d)	Ninth Amendment to Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	11/14/11

10.52	(b) (c) (d)	Tenth Amendment to the Transfer and Servicing Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.4	7/8/16

10.53	(b) (c)	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.8	8/31/01

10.54	(b) (d)	First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.3	6/30/10

10.55	(b) (d)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.2	8/12/10

10.56	(b) (c) (d)	Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	8-K	4.2	11/14/11

10.57	(b) (c) (d)	Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.2	7/8/16

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.58	(b) (c) (d)	Fourth Amendment to Receivables Purchase Agreement, dated as of June 11, 2020, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.3	6/16/20

10.59	(b) (c)	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.1	8/31/01

10.60	(b) (c)	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4	4/22/03

10.61	(b) (c)	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.2	8/28/03

10.62	(b) (d)	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.3	6/15/07

10.63	(b) (d)	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A.	8-K	4.2	5/29/08

10.64	(b (d)	Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	6/30/10

10.65	(b) (c) (d)	Supplemental Indenture No. 5, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	2/22/13

10.66	(b) (c) (d)	Supplemental Indenture No. 6 to Master Indenture, dated as of July 6, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.3	7/8/16

10.67	(b) (c) (d)	Supplemental Indenture No. 7 to Master Indenture, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	6/16/20

10.68	(b) (c) (d)	Omnibus Amendment, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/11/17

10.69	(b) (c) (d)	Omnibus Amendment, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.4	6/16/20

10.70	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among World Financial Network Bank, World Financial Network Credit Card Master Note Trust, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.1	6/26/12

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.71	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, by and among WFN Credit Company, LLC, The Bank of New York Mellon Trust Company, N.A., and Union Bank, N.A.	8-K	4.2	6/26/12

10.72	(b) (c) (d)	Series 2016-A Indenture Supplement, dated as of July 27, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/28/16

10.73	(b) (c) (d)	Series 2018-A Indenture Supplement, dated as of February 28, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	3/5/18

10.74	(b) (c) (d)	Omnibus Amendment, dated as of May 3, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	5/4/18

10.75	(b) (c) (d)	Series 2018-B Indenture Supplement, dated as of September 27, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	9/28/18

10.76	(b) (c) (d)	First Amendment to Series 2018-B Indenture Supplement, dated as of November 7, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.2	11/8/18

10.77	(b) (c) (d)	Series 2018-C Indenture Supplement, dated as of November 7, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	11/8/18

10.78	(b) (c) (d)	Series 2019-A Indenture Supplement, dated as of February 20, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	2/21/19

10.79	(b) (c) (d)	Series 2019-B Indenture Supplement, dated as of June 26, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	6/28/19

10.80	(b) (c) (d)	Series 2019-C Indenture Supplement, dated as of September 18, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	9/20/19

10.81	(b) (c)	Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association.	8-K	4.4	8/31/01

10.82	(b) (c)	Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.5	8/31/01

10.83	(b) (d)	First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.1	7/31/09

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.84	(b) (c) (d)	Third Amended and Restated Service Agreement, dated as of April 23, 2019, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/23/19

10.85	(b) (c) (d)	First Addendum to Appendix A of Third Amended and Restated Service Agreement, dated as of April 28, 2020, by and between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	11/1/19

10.86	(b) (c) (d)	Second Addendum to Appendix A of Third Amended and Restated Service Agreement, dated as of October 16, 2019, between Comenity Servicing LLC and Comenity Bank.	8-K	99.2	11/1/19

10.87	(b) (c) (d)	Amendment to Third Amended and Restated Service Agreement, dated as of February 20, 2020, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	2/25/20

10.88	(b) (c) (d)	First Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of April 28, 2020, by and between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	5/4/20

10.89	(b) (c) (d)	Second Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of August 26, 2020, between Comenity Servicing LLC and Comenity Bank.	10-D	99.2	9/14/20

10.90	(b) (c) (d)	Third Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of January 26, 2021, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	1/29/21

10.91	(b) (c) (d)	Asset Representations Review Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and FTI Consulting, Inc.	8-K	10.1	7/8/16

10.92	(a)	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	10-Q	10.5	11/7/08

10.93	(a)	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.94	3/2/09

10.94	(a)	Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.127	2/28/11

10.95	(a)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.128	2/28/11

10.96	(a)	Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	10-Q	10.4	11/7/11

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.97	(a)	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.6	11/7/08

10.98	(a)	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.7	11/7/08

10.99	(a)	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association	10-Q	10.8	11/7/08

10.100	(a)	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.).	10-Q	10.9	11/7/08

10.101	(a)	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-Q	10.9	5/7/10

10.102	(a)	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A.	10-Q	10.3	11/7/11

10.103	(a)	Sixth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among WFN Credit Company, LLC, Comenity Bank, and Deutsche Bank Trust Company Americas.	10-K	10.94	2/27/17

10.104	(a)	Seventh Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 1, 2017, among WFN Credit Company, LLC, Comenity Bank, and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.96	2/27/18

*10.105	(a)

Eighth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of November 16, 2020, among WFN Credit Company, LLC, Comenity Bank, and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).

10.106	(a)	Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-K	10.134	2/28/11

10.107	(a)	Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.3	11/7/08

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.108	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.11	8/9/10

10.109	(a)	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.4	11/7/08

10.110	(a)	Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.12	8/9/10

10.111	(a)	Master Indenture, dated as of September 29, 2008, between World Financial Capital Master Note Trust and U.S. Bank National Association, together with Supplemental Indenture Nos. 1 - 3.	10-K	10.104	2/27/18

10.112	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 28, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	10-K	10.129	2/27/15

10.113	(a)	First Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-Q	10.8	8/7/17

10.114	(a)	Second Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 1, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.109	2/27/18

10.115	(a)	Third Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of May 3, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.110	2/26/19

10.116	(a)	Fourth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of August 31, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.111	2/26/19

10.117	(a)	Fifth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 1, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.112	2/26/19

*10.118	(a)

Sixth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.

*10.119	(a)	Seventh Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of September 10, 2020, between World

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
		Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.

10.120	(a)	Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 28, 2017, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas.	10-Q	10.7	8/7/17

10.121	(a)	First Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of October 19, 2017, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.4	11/8/17

10.122	(a)	Second Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of August 31, 2018, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.115	2/26/19

*10.123	(a)

Third Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of June 28, 2019, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).

*10.124	(a)

Fourth Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 17, 2020, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).

10.125	(a)	Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2016, between World Financial Capital Master Note Trust and Deutsche Bank Trust Company Americas.	10-K	10.102	2/27/17

10.126	(a)	First Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2017, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.5	11/8/17

10.127	(a)	Second Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of September 28, 2018, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.3	11/6/18

#10.128	(a)	Secured Facilities Agreement, dated as of April 3, 2020, by and among Brand Loyalty Group B.V. and certain subsidiaries parties thereto, as borrowers and guarantors, Deutsche Bank AG, Amsterdam Branch (as Arranger) and Coöperatieve Rabobank U.A. (as Arranger, Agent and Security Agent).	8-K	10.1	4/8/20

10.129	(a)	Amended and Restated Credit Agreement, dated as of June 14, 2017, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other agents and lenders.	8-K	10.1	6/19/17

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.130	(a)	First Amendment to Amended and Restated Credit Agreement and Incremental Amendment, dated as of June 16, 2017, by and among Alliance Data Systems Corporation, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	8-K	10.2	6/19/17

10.131	(a)	Second Amendment to Amended and Restated Credit Agreement, dated as of July 5, 2018, by and among Alliance Data Systems Corporation, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	10-Q	10.2	8/7/18

10.132	(a)	Third Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2019, by and among Registrant, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	10-Q	10.7	5/6/19

10.133	(a)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2019, by and among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	8-K	10.2	12/23/19

10.134	(a)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of February 13, 2020, by and among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	10-K	10.125	2/28/20

10.135	(a)	Sixth Amendment to Amended and Restated Credit Agreement, dated as of September 22, 2020, by and among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	8-K	10.2	9/23/20

10.136	(a)	Indenture, dated as of December 20, 2019, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee (including the form of the Company’s 4.750% Senior Note due December 15, 2024).	8-K	4.1	12/23/19

˄10.137	(a)	Indenture, dated as of September 22, 2020, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee (including the form of the Company’s 7.000% Senior Note due January 15, 2026).	8-K	4.1	9/23/20

*21	(a)	Subsidiaries of the Registrant

*23.1	(a)	Consent of Deloitte & Touche LLP

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

*32.1	(a)

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

˄ Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Alliance Data hereby undertakes to furnish supplementally copies of any of the omitted exhibits upon request by the U.S. Securities and Exchange Commission.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE DATA SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alliance Data Systems Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company adopted Accounting Standards Codification (ASC) 842, Leases, using the modified retrospective approach on January 1, 2019, and adopted ASC 326, Measurement of Credit Losses on Financial Instruments (“CECL”), using the modified retrospective approach on January 1, 2020.

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

Allowance for Loan Loss — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

Starting with the January 1, 2020 adoption of CECL, the Company recognizes an allowance for loan loss immediately upon the origination of a loan and reassesses that estimate in each subsequent reporting period. The allowance for loan loss is an estimate of expected credit losses, measured over the estimated life of its credit card and loan receivables that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the CECL model is significantly influenced by the composition, characteristics and quality of the Company’s portfolio of credit card and loan receivables, as well as the prevailing economic conditions and forecasts utilized.

In estimating its allowance for loan loss, the Company segregates its credit card receivables into four groups with similar risk characteristics, on the basis of delinquency status and credit quality risk score. The Company then determines the estimated life of each group of credit card receivables.

Management applies significant judgment in estimating its allowance for loan loss for each identified group, utilizing various models, historical data, statistical analysis, behavioral relationships of credit performance, and forecasted economic factors. In addition to the quantitative estimate of expected credit losses, management also applies significant judgment by incorporating qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, and other relevant factors to ensure the allowance for loan loss reflects the Company’s best estimate of current expected credit losses.

Given the significant judgments made by management in estimating its allowance for loan loss, performing audit procedures to evaluate the reasonableness of the estimated allowance for loan loss, including procedures to evaluate the qualitative adjustments, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit modeling specialists.

How the Critical Audit Matter Was Addressed in the Audit

●	We tested the design and operating effectiveness of management’s controls over the various models and qualitative adjustments, including controls over the determination of the most significant risk characteristics for estimating expected credit losses, estimates of expected credit card payments applied to existing credit card balances, macroeconomic variables applied over the forecast period, qualitative adjustments, and changes in current economic conditions that may not be captured in the quantitatively derived results.

●	We tested the completeness and accuracy of the historical data used in management’s models.

●	We evaluated the reasonableness of the selection of forecasted macroeconomic variables, considered alternative forecasted scenarios and evaluated any contradictory evidence.

●	We evaluated the reasonableness of the qualitative adjustments for factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, and other relevant factors.

●	We used our credit modeling specialists to assist us in evaluating the various models and management’s assumptions, including the following:

–	the conceptual soundness of the approach to how expected credit card payments are applied to existing credit card balances.

–	the reasonableness of the determination of the most significant risk characteristics for estimating expected credit losses used to segregate the credit card and loan receivables into groups.

–	the reasonableness of the macroeconomic variables over the forecast period used by comparing such variables to independent sources.

Goodwill — BrandLoyalty Reporting Unit — Refer to Notes 2 and 14 to the financial statements

Critical Audit Matter Description

The Company tests goodwill of the BrandLoyalty reporting unit for impairment annually, as of July 1, or when events and circumstances change that would indicate the carrying amount may not be recoverable. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company estimated the fair value of its reporting unit using an income-based approach. The Company’s income approach utilizes a discounted cash flow model based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The valuation includes assumptions related to revenue growth and profit performance, capital expenditures, the discount rate, and other assumptions that are judgmental in nature. The fair value of the BrandLoyalty reporting unit exceeded its carrying value as of the measurement date by less than 10% and, therefore, no impairment was recognized.

Given the significant judgments made by management to estimate the fair value, and the difference between the fair value over carrying value of the BrandLoyalty reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of revenue growth and profit performance and the selection of the discount rate required a high degree of auditor judgment and an increased extent of effort, including involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

●	We tested the effectiveness of controls over goodwill, including those over the forecasts of future revenue growth and profit performance and the selection of the discount rate.

●	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

●	We evaluated the reasonableness of management’s forecasts of future revenues and profit performance, including operating margins, earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA) by comparing the forecasts to:

–	Historical results.

–	Internal communications to management and the Board of Directors.

–	Forecasted information included in Company press releases, as well as analyst and industry reports for the Company and certain peer companies.

●	We evaluated the impact of actual results of revenues, operating margins, EBIT, and EBITDA from the measurement date through year-end to the forecasted amounts.

●	With the assistance of our fair value specialists, we evaluated the valuation methodologies and the discount rate by:

–	Testing the source information underlying the determination of the discount rate.

–	Testing the mathematical accuracy of the calculations.

–	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 26, 2021

We have served as the Company’s auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alliance Data Systems Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Lon Inc. (“Bread”). The Company acquired the business of Bread on December 3, 2020, whose financial statements constitute less than 3% of total assets (including goodwill and intangible assets), less than 1% of revenues, and less than 3% of pre-tax income, on an absolute basis, of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Bread.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 26, 2021

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

	(in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,081.5	$3,874.4
Accounts receivable, net, less allowance for doubtful accounts ($4.0 and $3.4 at December 31, 2020 and 2019, respectively)	383.8	451.1
Credit card and loan receivables:
Credit card and loan receivables – restricted for securitization investors	11,208.5	13,504.2
Other credit card and loan receivables	5,575.9	5,958.9
Total credit card and loan receivables	16,784.4	19,463.1
Allowance for loan loss	(2,008.0)	(1,171.1)
Credit card and loan receivables, net	14,776.4	18,292.0
Credit card receivables held for sale	—	408.0
Inventories, net	164.3	218.0
Other current assets	534.9	268.4
Redemption settlement assets, restricted	693.5	600.8
Total current assets	19,634.4	24,112.7
Property and equipment, net	310.9	282.3
Right of use assets - operating	233.2	264.3
Deferred tax asset, net	359.2	45.2
Intangible assets, net	81.7	153.3
Goodwill	1,369.6	954.9
Other non-current assets	558.1	682.1
Total assets	$22,547.1	$26,494.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$328.2	$300.8
Accrued expenses	444.7	327.8
Current operating lease liabilities	23.6	22.6
Current portion of deposits	6,553.9	6,942.4
Current portion of non-recourse borrowings of consolidated securitization entities	1,850.7	3,030.8
Current portion of long-term and other debt	101.4	101.4
Other current liabilities	220.9	338.3
Deferred revenue	898.5	807.9
Total current liabilities	10,421.9	11,872.0
Deferred revenue	105.5	114.1
Deferred tax liability, net	—	80.0
Long-term operating lease liabilities	276.4	291.7
Deposits	3,238.7	5,209.3
Non-recourse borrowings of consolidated securitization entities	3,859.2	4,253.2
Long-term and other debt	2,704.3	2,748.5
Other liabilities	419.5	337.7
Total liabilities	21,025.5	24,906.5
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 shares; issued, 117.1 and 115.0 shares at December 31, 2020 and 2019, respectively	1.2	1.1
Additional paid-in capital	3,427.2	3,257.7
Treasury stock, at cost, 67.4 shares at each of December 31, 2020 and 2019	(6,733.9)	(6,733.9)
Retained earnings	4,832.1	5,163.3
Accumulated other comprehensive loss	(5.0)	(99.9)
Total stockholders’ equity	1,521.6	1,588.3
Total liabilities and stockholders’ equity	$22,547.1	$26,494.8

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2020	2019	2018

	(in millions, except per share amounts)
Revenues
Services	$116.9	$215.5	$295.4
Redemption, net	473.1	637.3	676.3
Finance charges, net	3,931.4	4,728.5	4,694.9
Total revenue	4,521.4	5,581.3	5,666.6
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	2,077.3	2,687.8	2,537.2
Provision for loan loss	1,266.2	1,187.5	1,016.0
General and administrative	105.7	150.6	162.5
Depreciation and other amortization	98.5	79.9	80.7
Amortization of purchased intangibles	85.3	96.2	112.9
Loss on extinguishment of debt	—	71.9	—
Total operating expenses	3,633.0	4,273.9	3,909.3
Operating income	888.4	1,307.4	1,757.3
Interest expense
Securitization funding costs	165.9	213.4	220.2
Interest expense on deposits	219.5	225.6	165.7
Interest expense on long-term and other debt, net	108.5	130.0	156.4
Total interest expense, net	493.9	569.0	542.3
Income from continuing operations before income taxes	394.5	738.4	1,215.0
Provision for income taxes	99.5	165.8	269.5
Income from continuing operations	295.0	572.6	945.5
(Loss) income from discontinued operations, net of taxes	(81.3)	(294.6)	17.6
Net income	$213.7	$278.0	$963.1

Basic income (loss) per share (Note 4):
Income from continuing operations	$6.17	$11.25	$17.24
(Loss) income from discontinued operations	$(1.70)	$(5.89)	$0.32
Net income per share	$4.47	$5.36	$17.56

Diluted income (loss) per share (Note 4):
Income from continuing operations	$6.16	$11.24	$17.17
(Loss) income from discontinued operations	$(1.70)	$(5.78)	$0.32
Net income per share	$4.46	$5.46	$17.49

Weighted average shares (Note 4):
Basic	47.8	50.0	54.9
Diluted	47.9	50.9	55.1

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018

	(in millions)
Net income	$213.7	$278.0	$963.1

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	22.3	15.5	(3.1)
Tax (expense) benefit	(1.6)	(2.3)	1.1
Unrealized gain (loss) on securities available-for-sale, net of tax	20.7	13.2	(2.0)

Unrealized (loss) gain on cash flow hedges	(0.7)	0.1	(0.1)
Tax benefit	0.1	—	—
Unrealized (loss) gain on cash flow hedges, net of tax	(0.6)	0.1	(0.1)

Unrealized gain on net investment hedge	—	6.5	39.1
Tax expense	—	(1.6)	(9.5)
Unrealized gain on net investment hedge, net of tax	—	4.9	29.6

Foreign currency translation adjustments (inclusive of deconsolidation of $3.8 million and $26.8 million for the years ended December 31, 2020 and December 31, 2019, respectively, related to sale of businesses)	74.8	20.0	(25.4)

Other comprehensive income, net of tax	94.9	38.2	2.1

Total comprehensive income, net of tax	$308.6	$316.2	$965.2

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
January 1, 2018	112.8	$1.1	—	$—	$3,099.8	$(5,272.5)	$4,167.1	$(140.2)	$1,855.3
Net income	—	—	—	—	—	—	963.1	—	963.1
Other comprehensive income	—	—	—	—	—	—	—	2.1	2.1
Stock-based compensation	—	—	—	—	80.8	—	—	—	80.8
Repurchases of common stock	—	—	—	—	—	(443.2)	—	—	(443.2)
Dividends and dividend equivalent rights declared ($0.57 per common share)	—	—	—	—	—	—	(125.9)	—	(125.9)
Cumulative effect adjustment to retained earnings in accordance with ASC 606 adoption	—	—	—	—	—	—	9.6	—	9.6
Cumulative effect adjustment to retained earnings in accordance with ASU 2016-01 adoption	—	—	—	—	—	—	(1.5)	—	(1.5)
Other	0.2	—	—	—	(8.2)	—	—	—	(8.2)
December 31, 2018	113.0	$1.1	—	$—	$3,172.4	$(5,715.7)	$5,012.4	$(138.1)	$2,332.1
Net income	—	—	—	—	—	—	278.0	—	278.0
Other comprehensive income	—	—	—	—	—	—	—	38.2	38.2
Stock-based compensation	—	—	—	—	54.5	—	—	—	54.5
Issuance of preferred stock	—	—	0.2	—	42.1	(42.1)	—	—	—
Conversion of preferred stock to common stock	1.5	—	(0.2)	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	(976.1)	—	—	(976.1)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	—	—	(127.1)	—	(127.1)
Other	0.5	—	—	—	(11.3)	—	—	—	(11.3)
December 31, 2019	115.0	$1.1	—	$—	$3,257.7	$(6,733.9)	$5,163.3	$(99.9)	$1,588.3
Net income	—	—	—	—	—	—	213.7	—	213.7
Cumulative effect adjustment to retained earnings in accordance with ASU 2016-13 adoption	—	—	—	—	—	—	(485.0)	—	(485.0)
Other comprehensive income	—	—	—	—	—	—	—	94.9	94.9
Stock-based compensation	—	—	—	—	21.3	—	—	—	21.3
Common stock issued as consideration for acquired business	1.9	0.1	—	—	149.1	—	—	—	149.2
Dividends and dividend equivalent rights declared ($0.63 per common share for the three months ended March 31, 2020 and $0.21 per common share for each of the three months ended June 30, 2020, September 30, 2020 and December 31, 2020)	—	—	—	—	—	—	(59.9)	—	(59.9)
Other	0.2	—	—	—	(0.9)	—	—	—	(0.9)
December 31, 2020	117.1	$1.2	—	$—	$3,427.2	$(6,733.9)	$4,832.1	$(5.0)	$1,521.6

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$213.7	$278.0	$963.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183.8	249.3	487.3
Deferred income taxes	(222.8)	(186.1)	16.3
Provision for loan loss	1,266.2	1,187.5	1,016.0
Non-cash stock compensation	21.3	54.8	80.8
Amortization of deferred financing costs	36.5	43.4	47.3
Gain on sale of business	(13.7)	(512.2)	—
Loss on extinguishment of debt	—	71.9	—
Asset impairment charges	63.7	52.0	—
Change in other operating assets and liabilities, net of acquisitions and sales of businesses:
Change in deferred revenue	60.8	2.9	(17.5)
Change in accounts receivable	64.9	4.1	(93.0)
Change in accounts payable and accrued expenses	62.1	(255.0)	(93.7)
Change in other assets	145.4	(46.8)	(29.8)
Change in other liabilities	(50.3)	32.9	49.8
Originations of credit card and loan receivables held for sale	—	—	(4,799.0)
Sales of credit card and loan receivables held for sale	—	—	4,928.8
Other	51.1	241.0	198.5
Net cash provided by operating activities	1,882.7	1,217.7	2,754.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(40.7)	(9.5)	(42.2)
Change in credit card and loan receivables	1,783.5	(2,586.8)	(2,749.6)
Proceeds from sale of businesses	26.7	4,409.7	—
Payments for acquired businesses, net of cash and restricted cash	(266.8)	(6.7)	—
Proceeds from sale of credit card portfolios	289.5	2,061.8	1,153.5
Purchase of credit card portfolios	—	(924.8)	—
Proceeds from sale of real estate	—	15.1	—
Capital expenditures	(54.0)	(142.3)	(199.8)
Purchases of other investments	(40.4)	(20.2)	(89.5)
Maturities/sales of other investments	76.5	60.0	47.4
Other	—	4.5	8.2
Net cash provided by (used in) investing activities	1,774.3	2,860.8	(1,872.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	1,276.0	3,111.3	4,575.3
Repayments of borrowings	(1,320.5)	(5,981.8)	(4,893.0)
Non-recourse borrowings of consolidated securitization entities	2,419.2	4,851.8	3,714.6
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(4,095.7)	(5,219.0)	(4,871.0)
Net (decrease) increase in deposits	(2,370.0)	355.6	864.1
Payment of debt extinguishment costs	—	(46.1)	—
Payment of deferred financing costs	(18.8)	(45.4)	(25.8)
Proceeds from issuance of common stock	2.8	12.4	17.6
Dividends paid	(60.6)	(127.4)	(125.2)
Purchase of treasury shares	—	(976.1)	(443.2)
Other	1.1	(27.0)	(31.3)
Net cash used in financing activities	(4,166.5)	(4,091.7)	(1,217.9)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	14.6	3.6	(12.0)

Change in cash, cash equivalents and restricted cash	(494.9)	(9.6)	(347.0)
Cash, cash equivalents and restricted cash at beginning of year	3,958.1	3,967.7	4,314.7
Cash, cash equivalents and restricted cash at end of year	$3,463.2	$3,958.1	$3,967.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$487.6	$671.9	$719.8
Income taxes paid, net	$267.5	$1,070.6	$234.0

The consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category.

See accompanying notes to consolidated financial statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Alliance Data Systems Corporation (“ADSC” or, including its consolidated subsidiaries and variable interest entities, the “Company”) is a leading provider of data-driven marketing, loyalty and payment solutions serving large, consumer-based industries. The Company creates and deploys customized solutions that measurably change consumer behavior while driving business growth and profitability for our clients and brand partners. The Company operates in two reportable segments: LoyaltyOne® and Card Services. LoyaltyOne provides coalition and short-term loyalty programs through the Canadian AIR MILES® Reward Program and BrandLoyalty Group B.V. (“BrandLoyalty”). Card Services is a comprehensive provider of market-leading private label, co-brand, general purpose and business credit card programs, digital payments, including Bread®, and Comenity-branded financial services.

Basis of Presentation—The Company’s financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation. The Company’s consolidated financial statements have been presented with its former Epsilon® segment as a discontinued operation. See Note 7, “Discontinued Operations,” for more information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of ADSC and all subsidiaries in which the Company has a controlling financial interest. Controlling financial interest is determined either by a majority voting interest and the absence of substantive third party participating rights or in the case of variable interest entities, by whether ADSC has power and potentially significant economic exposure through its direct and indirect interests. All intercompany transactions have been eliminated.

In accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” and ASC 810, “Consolidation,” the Company is the primary beneficiary of certain trusts. The Company, through its involvement in the activities of these trusts, has the power to direct the activities that most significantly impact the economic performance of such trusts, and the obligation (or right) to absorb losses (or receive benefits) of the trusts that could potentially be significant. As such, the Company consolidates these trusts in its consolidated financial statements.

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

Accounts Receivable, net—Accounts receivable, net consist primarily of amounts receivable from customers, which are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated credit losses inherent in its accounts receivable. The Company analyzes the appropriateness of its allowance for doubtful accounts based on its assessment of various factors, including customer-specific experience, the age of the accounts receivable balance, customer creditworthiness, current economic trends, and changes in its customer payment terms and collection trends. Account balances are charged-off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

Credit Card and Loan Receivables— Credit card and loan receivables consist of credit card and loan receivables held for investment. The Company sells a majority of the credit card receivables originated by Comenity Bank and by Comenity Capital Bank to master trusts, which are restricted for securitization investors. All new originations of credit card and loan receivables are deemed to be held for investment at origination because management has the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, management considers the short average life and homogenous nature of the Company’s credit card and loan receivables. In assessing whether these credit card and loan receivables continue to be held for investment, management also considers capital levels and scheduled maturities of funding instruments used. Management believes that the assertion regarding its intent

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

and ability to hold credit card and loan receivables for the foreseeable future can be made with a high degree of certainty given the maturity distribution of the Company’s money market deposits, certificates of deposit and other funding instruments; the historic ability to replace maturing certificates of deposits and other borrowings with new deposits or borrowings; and historic credit card and loan payment activity. Due to the homogenous nature of the Company’s credit card and loan receivables, amounts are classified as held for investment on an individual client portfolio basis.

Credit Card and Loan Receivables Held for Sale—Credit card and loan receivables held for sale are determined on an individual client portfolio basis. The Company carries these assets at the lower of aggregate cost or fair value. The fair value of the credit card and loan receivables held for sale is determined on an aggregate basis. The Company continues to recognize finance fees on these credit card and loan receivables on the accrual basis. Cash flows associated with credit card and loan portfolios that are purchased with the intent to sell are included in cash flows from operating activities. Cash flows associated with credit card and loan receivables originated or purchased for investment are classified as investing cash flows, regardless of a subsequent change in intent.

Transfers of Financial Assets—The Company accounts for transfers of financial assets under ASC 860, “Transfers and Servicing,” as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor and (3) the transferor does not maintain effective control over the transferred assets. If the transfer of financial assets does not meet these criteria, the transfer is accounted for as a financing. Transfers of financial assets that are treated as sales are removed from the Company’s accounts with any realized gain or loss reflected in the consolidated statements of income during the period of sale.

Allowance for Loan Loss— Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” Under this standard, referred to as Current Expected Credit Loss (“CECL”), the Company utilizes a financial instrument impairment model to establish an allowance based on expected losses over the life of the exposure rather than a model based on an incurred loss approach, which was the Company’s historic accounting prior to January 1, 2020.

Under CECL, the allowance for loan loss is an estimate of expected credit losses, measured over the estimated life of its credit card and loan receivables that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the CECL model is significantly influenced by the composition, characteristics and quality of the Company’s portfolio of credit card and loan receivables, as well as the prevailing economic conditions and forecasts utilized. The estimate of the allowance for loan loss includes an estimate for uncollectible principal as well as unpaid interest and fees. Charge-offs of principal amounts, net of recoveries are deducted from the allowance. Charge-offs for unpaid interest and fees as well as any adjustments to the allowance associated with unpaid interest and fees are recorded as a reduction to finance charges, net. The allowance is maintained through an adjustment to the provision for loan loss and is evaluated for appropriateness.

In estimating its allowance for loan loss, for each identified group, management utilizes various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models utilize historical data and applicable macroeconomic variables with statistical analysis and behavioral relationships with credit performance. The Company’s quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card and loan receivables, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the allowance for loan loss reflects the Company’s best estimate of current expected credit losses. As permitted by ASC 326, “Financial Instruments—Credit Losses,” the Company excludes unbilled finance charges from its amortized cost basis of credit card and loan receivables. See Note 8, “Credit Card and Loan Receivables,” for more information about the Company’s allowance for loan loss.

Inventories, net—Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Property and Equipment—Furniture, equipment, computer software and development, buildings and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Land is carried at cost and is not depreciated. Depreciation and amortization for furniture, equipment and buildings are computed on a straight-line basis, using estimated lives ranging from one to eleven years. Software development is capitalized in accordance with ASC 350-40, “Intangibles – Goodwill and Other – Internal–Use Software,” and is amortized on a straight-line basis over the expected benefit period, which ranges from three to seven years. Leasehold improvements are amortized over the remaining lives of the respective leases or the remaining useful lives of the improvements, whichever is shorter. Long-lived assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. See Note 13, “Property and Equipment,” for additional information.

Goodwill—Goodwill is not amortized, but is reviewed at least annually for impairment or more frequently if circumstances indicate that an impairment is probable, using qualitative or quantitative analysis.

Intangible Assets—The Company’s identifiable intangible assets consist of both amortizable and non-amortizable intangible assets. Definite-lived intangible assets are subject to amortization and are amortized on a straight-line basis over their respective estimated useful lives. Definite-lived intangible assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. Indefinite-lived intangible assets are not amortized, but are reviewed at least annually for impairment or more frequently if circumstances indicate that an impairment is probable, using qualitative or quantitative analysis.

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

Deferred income tax assets and liabilities are computed on differences between the financial statement bases and tax bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred tax assets when realization is less than more-likely-than-not.

Liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on the technical merits of the positions. Additionally, liabilities may be established for uncertain tax positions when, in our judgment, the more-likely-than-not threshold is met, but the position does not rise to the level of highly certain based upon the technical merits of the position. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.

The Company uses the portfolio approach relating to the release of stranded tax effects recorded in accumulated other comprehensive loss. Under the portfolio approach, the net unrealized gains or losses recorded in accumulated other comprehensive loss would be eliminated only on the date the entire portfolio of available-for-sale securities is sold or otherwise disposed of.

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

The Company’s derivative instruments were immaterial to the consolidated balance sheets and statements of income for the periods presented.

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

Revenue Recognition—The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” The Company recognizes revenues when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In that determination, under ASC 606, the Company follows a five-step model that includes: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied.

See Note 3, “Revenue,” for more information about the Company’s revenue and the associated timing and basis of revenue recognition.

Earnings Per Share—Basic earnings per share is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of options or other dilutive securities. Diluted earnings per share is based on the weighted average number of common and potentially dilutive common shares (dilutive stock options, unvested restricted stock units and other dilutive securities outstanding during the year) pursuant to the treasury stock method. For periods with participating securities, the Company computes earnings per share using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders.

Currency Translation—The assets and liabilities of the Company’s subsidiaries outside the U.S. are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates, primarily from Canadian dollars and Euros. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

statements are included in accumulated other comprehensive loss. The Company recognized net foreign transaction losses of $0.5 million for the year ended December 31, 2020, gains of $1.3 million for the year ended December 31, 2019, and gains of $0.6 million for the year ended December 31, 2018.

Leases —The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes. As of December 31, 2020, the Company does not have any finance leases. Similar to other long-lived assets, right-of-use assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. See Note 12, “Leases,” for additional information.

Marketing and Advertising Costs—The Company participates in various marketing and advertising programs with certain clients. The cost of marketing and advertising programs is expensed in the period incurred. The Company has recognized marketing and advertising expenses, including on behalf of its clients, of $165.7 million, $229.4 million and $244.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminates certain exceptions within ASC 740, “Income Taxes,” and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” or ASC 326. This standard, referred to as CECL, required entities to utilize a financial instrument impairment model to establish an allowance based on expected losses over the life of the exposure rather than a model based on an incurred loss approach. Estimates of expected credit losses under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forward-looking forecasts regarding the collectability of the loan portfolio. The Company adopted CECL on January 1, 2020 and recorded an increase in its allowance for loan loss at adoption of $644.0 million, which was recorded through a cumulative-effect adjustment to retained earnings, net of taxes. CECL also expanded the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating its allowance for loan loss. See Note 8, “Credit Card and Loan Receivables,” for the Company’s CECL disclosures. In addition, CECL modified the impairment model for available-for-sale debt securities and provided for a simplified accounting model for purchased financial assets with credit deterioration since their origination. CECL impacts the Company’s valuation of its accounts receivable and available-for-sale debt securities. The Company’s adoption of CECL with respect to accounts receivable and available-for-sale debt securities did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements from ASC 820, “Fair Value Measurement.” The Company’s adoption of this standard on January 1, 2020 did not have a material impact on its consolidated financial statements.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s products and services are reported under two segments—LoyaltyOne and Card Services, as shown below. The following tables present revenue disaggregated by major source, as well as geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

			Corporate/
Year Ended December 31, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$262.5	$—	$—	$262.5
Short-term loyalty programs	487.7	—	—	487.7
Servicing fees, net	—	(174.9)	—	(174.9)
Other	1.8	—	0.1	1.9
Revenue from contracts with customers	$752.0	$(174.9)	$0.1	$577.2

Finance charges, net	—	3,931.4	—	3,931.4
Investment income	12.8	—	—	12.8
Total	$764.8	$3,756.5	$0.1	$4,521.4

			Corporate/
Year Ended December 31, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$290.1	$—	$—	$290.1
Short-term loyalty programs	635.5	—	—	635.5
Servicing fees, net	—	(180.7)	—	(180.7)
Other	94.9	—	0.4	95.3
Revenue from contracts with customers	$1,020.5	$(180.7)	$0.4	$840.2

Finance charges, net	—	4,728.5	—	4,728.5
Investment income	12.6	—	—	12.6
Total	$1,033.1	$4,547.8	$0.4	$5,581.3

			Corporate/
Year Ended December 31, 2018	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$352.3	$—	$—	$352.3
Short-term loyalty programs	613.8	—	—	613.8
Servicing fees, net	—	(97.3)	—	(97.3)
Other	90.7	—	0.6	91.3
Revenue from contracts with customers	$1,056.8	$(97.3)	$0.6	$960.1

Finance charges, net	—	4,694.9	—	4,694.9
Investment income	11.6	—	—	11.6
Total	$1,068.4	$4,597.6	$0.6	$5,666.6

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Year Ended December 31, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$11.1	$3,756.5	$0.1	$3,767.7
Canada	286.9	—	—	286.9
Europe, Middle East and Africa	332.6	—	—	332.6
Asia Pacific	80.5	—	—	80.5
Other	53.7	—	—	53.7
Total	$764.8	$3,756.5	$0.1	$4,521.4

			Corporate/
Year Ended December 31, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$40.1	$4,547.8	$0.4	$4,588.3
Canada	352.2	—	—	352.2
Europe, Middle East and Africa	449.1	—	—	449.1
Asia Pacific	121.7	—	—	121.7
Other	70.0	—	—	70.0
Total	$1,033.1	$4,547.8	$0.4	$5,581.3

			Corporate/
Year Ended December 31, 2018	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$23.1	$4,597.6	$0.6	$4,621.3
Canada	411.3	—	—	411.3
Europe, Middle East and Africa	463.2	—	—	463.2
Asia Pacific	122.0	—	—	122.0
Other	48.8	—	—	48.8
Total	$1,068.4	$4,597.6	$0.6	$5,666.6

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The amount of revenue recognized in a period is subject to the estimate of breakage and the estimated life of an AIR MILES reward mile. Breakage and the life of an AIR MILES reward mile are based on management’s estimate after viewing and analyzing various historical trends including vintage analysis, current run rates and other pertinent factors, such as the impact of macroeconomic factors and changes in the program structure. For the years ended December 31, 2018, 2019 and 2020, the Company’s breakage rate was 20%. For the years ended December 31, 2018, 2019 and 2020, the Company’s estimated life of a mile was 38 months.

The short-term loyalty programs typically last between 6 and 20 weeks, depending on the nature of the program, with contract terms usually less than one year in length. These programs are tailored for the specific retailer client and are designed to reward key customer segments based on their spending levels during defined campaign periods. Revenue is recognized at the point in time control passes from BrandLoyalty to the retailer.

Contract Liabilities. The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES reward mile and the reward products for its short-term loyalty programs.

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total

	(in millions)
Balance at January 1, 2019	$248.0	$627.3	$875.3
Cash proceeds	192.0	313.3	505.3
Revenue recognized (1)	(193.7)	(309.2)	(502.9)
Other	—	0.6	0.6
Effects of foreign currency translation	12.3	31.4	43.7
Balance at December 31, 2019	$258.6	$663.4	$922.0
Cash proceeds	173.1	286.2	459.3
Revenue recognized (1)	(188.8)	(211.5)	(400.3)
Other	—	1.4	1.4
Effects of foreign currency translation	4.3	17.3	21.6
Balance at December 31, 2020	$247.2	$756.8	$1,004.0
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$141.7	$756.8	$898.5
Deferred revenue (non-current)	$105.5	$—	$105.5
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $141.7 million in 2021, $75.1 million in 2022, $29.5 million in 2023, and $0.9 million in 2024.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s consolidated balance sheets. In 2020, the beginning balance as of January 1, 2020 was $122.8 million and the closing balance as of December 31, 2020 was $66.9 million, with the change due to revenue recognized of approximately $375.9 million, offset in part by cash payments received in advance of program performance revenue during the year ended December 31, 2020. In 2019, the beginning balance as of January 1, 2019 was $110.2 million and the closing balance as of December 31, 2019 was $122.8 million, with the change due to cash payments received in advance of program performance, offset in part by revenue recognized of approximately $526.6 million during the year ended December 31, 2019.

Card Services

Card Services is a comprehensive provider of market-leading private label, co-brand, general purpose and business credit card programs, digital payments, including Bread, and Comenity-branded financial services. Card Services provides risk management solutions, account origination, funding, transaction processing, customer care, collections and marketing services.

Finance charges, net. Finance charges, net represents revenue earned on customer accounts owned by the Company, and is recognized in the period in which it is earned. The Company recognizes earned finance charges, interest income and fees on credit card and loan receivables in accordance with the contractual provisions of the credit arrangements, which are within the scope of ASC 310, “Receivables.” Interest and fees continue to accrue on all accounts, except in limited circumstances, until the account balance and all related interest and other fees are paid or charged-off, in the month during which an account becomes 180 days delinquent for credit card receivables or 120 days for installment loan receivables. Charge-offs for unpaid interest and fees as well as any adjustments to the allowance associated with unpaid interest and fees are recorded as a reduction to finance charges, net. Pursuant to ASC 310-20, “Receivables - Nonrefundable Fees and Other Costs,” direct loan origination costs on credit card receivables are deferred and amortized on a straight-line basis over a one-year period or over the life of the loan for loan receivables and recorded as a reduction to finance charges, net. As of December 31, 2020 and 2019, the remaining unamortized deferred costs related to loan origination were $38.0 million and $47.1 million, respectively.

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

Contract Costs. The Company recognizes an asset for the incremental costs of obtaining or fulfilling a contract with the retailer to the extent it expects to recover those costs, in accordance with ASC 340-40. Contract costs are deferred and amortized on a straight-line basis that is consistent with the transfer of services, which is generally the term of the contract. Depending on the nature of the contract costs, the amortization is recorded as a reduction to revenue, or costs of operations, in the Company’s consolidated statements of income. As of December 31, 2020 and 2019, the remaining unamortized contract costs were $311.1 million and $406.8 million, respectively, and are included in other current assets and other non-current assets in the Company’s consolidated balance sheets.

Amortization of contract costs recorded as a reduction to revenue totaled $65.3 million, $71.8 million and $68.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of contract costs recorded to

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

cost of operations expense totaled $11.9 million, $11.9 million and $9.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company performs an impairment assessment when events or changes in circumstances indicate that the carrying amount of contract costs may not be recoverable. Due to deteriorated economic conditions from COVID-19 resulting in retail store closures and a significant decline in credit sales, the Company’s impairment assessments for certain of its Card Services deferred contract costs resulted in asset impairment charges of $38.1 million that are included in cost of operations in its consolidated statement of income for the year ended December 31, 2020. No impairment related to deferred contract costs was incurred during the years ended December 31, 2019 and 2018.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated:

	Years Ended December 31,
	2020	2019	2018

	(in millions, except per share amounts)
Basic income per share:
Numerator:
Income from continuing operations	$295.0	$572.6	$945.5
Less: Dividends declared on preferred stock	—	2.8	—
Less: Allocation of undistributed earnings	—	6.8	—
Income from continuing operations - basic	295.0	563.0	945.5
(Loss) income from discontinued operations, net of tax	(81.3)	(294.6)	17.6
Net income - basic	$213.7	$268.4	$963.1

Denominator:
Weighted average shares, basic	47.8	50.0	54.9

Basic income (loss) attributable to common stockholders per share:
Income from continuing operations	$6.17	$11.25	$17.24
(Loss) income from discontinued operations	$(1.70)	$(5.89)	$0.32
Net income per share	$4.47	$5.36	$17.56

Diluted income per share (1):
Numerator:
Income from continuing operations	$295.0	$572.6	$945.5
(Loss) income from discontinued operations, net of tax	(81.3)	(294.6)	17.6
Net income	$213.7	$278.0	$963.1

Denominator:
Weighted average shares, basic	47.8	50.0	54.9
Weighted average effect of dilutive securities:
Shares from assumed conversion of preferred stock	—	0.8	—
Net effect of dilutive stock options and unvested restricted stock (2)	0.1	0.1	0.2
Denominator for diluted calculation	47.9	50.9	55.1

Diluted income (loss) attributable to common stockholders per share:
Income from continuing operations	$6.16	$11.24	$17.17
(Loss) income from discontinued operations	$(1.70)	$(5.78)	$0.32
Net income per share	$4.46	$5.46	$17.49
(1)	Computed using the if-converted method, as the result was more dilutive.
(2)	For the years ended December 31, 2020, 2019 and 2018, a de minimis amount of restricted stock units was excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

On April 25, 2019, the Company entered into an exchange agreement with ValueAct Holdings, L.P. pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of the Company’s common stock for an aggregate of 150,000 shares of Series A Non-Voting Convertible Preferred Stock (“preferred stock”). In October 2019, ValueAct converted all 150,000 shares of preferred stock back to common stock.

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

5. ACQUISITIONS

2020 Acquisitions:

Bread

On September 28, 2020, the Company acquired 3.5 million preferred Series D Shares of Lon Inc., a Delaware corporation (“Bread”), for approximately $25.0 million, which represented an approximate 6% ownership interest in Bread. Bread is a technology-driven digital payments company, offering an omnichannel solution for retailers and platform capabilities to bank partners. On December 3, 2020, the Company acquired the remaining interest in Bread. In accordance with ASC 805, the Company’s approximate 6% interest was remeasured at fair value when control of Bread was obtained on December 3, 2020; no gain or loss was recognized on the remeasurement.

Consideration for the 100% ownership of Bread consisted of cash of $275.0 million, equity of $149.2 million with the issuance of 1.9 million shares of the Company’s common stock, and deferred cash consideration of $75.0 million due December 2021, subject to customary closing purchase price adjustments. Consideration, net of cash and restricted cash acquired, was $491.0 million.

The following table summarizes the allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the Bread transaction as of the acquisition date, net of cash acquired:

As of December 3, 2020
(in millions)
Installment loan receivables	$111.7
Accounts receivable	0.2
Other current assets	0.6
Property and equipment	0.3
Developed technology	90.7
Right of use assets - operating	3.6
Deferred tax asset, net	7.0
Intangible assets	11.3
Goodwill	369.6
Total assets acquired	595.0

Accounts payable	2.0
Accrued expenses	2.9
Operating lease liabilities	3.5
Non-recourse borrowings of consolidated securitization entities	95.6
Total liabilities assumed	104.0

Net assets acquired, net of cash and restricted cash	$491.0

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The goodwill resulting from the acquisition was not deductible for tax purposes. Bread utilizes certain statutory trusts to securitize its installment loan receivables. As part of its acquisition, the Company acquired $111.7 million of installment loan receivables restricted for securitization investors. In addition, the Company assumed two warehouse facilities of $95.6 million utilized to fund securitized loan receivables. See Note 17, “Debt,” for more information.

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

6. DISPOSITION

On January 10, 2020, the Company sold Precima®, a provider of retail strategy and customer data applications and analytics, to Nielsen Holdings plc for total consideration of $43.8 million. The purchase and sale agreement provided for $10.0 million in contingent consideration based upon the occurrence of specified events and performance of the business, with two earnout determinations in September 2020 and September 2021, respectively. In September 2020, the Company received cash of $5.0 million upon the earnout determination date. At December 31, 2020, the Company estimated the fair value of the remaining contingent purchase price at approximately $1.5 million, which is included in the total consideration below. Precima was included in the Company’s LoyaltyOne segment. The pre-tax gain was recorded in cost of operations in the Company’s consolidated statements of income.

January 10,
2020
(in millions)
Total consideration (1)	$43.8
Net carrying value of assets and liabilities (including other comprehensive income)	26.8
Allocation of goodwill	3.2
Strategic transaction costs	5.8
Pre-tax gain on sale of business, net of strategic transaction costs	$8.0
(1)	Consideration as defined included cash associated with the sold Precima entities, which was $10.8 million.

7. DISCONTINUED OPERATIONS

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Following the sale of Epsilon, Card Services has continued its existing contractual relationships with Epsilon for digital marketing services.

The following table summarizes the results of discontinued operations for the periods presented:

	Years Ended December 31,
	2020	2019	2018

	(in millions)
Revenue	$—	$999.6	$2,175.1
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	110.0	993.9	1,744.4
Depreciation and other amortization	—	29.7	115.4
Amortization of purchased intangibles	—	43.5	178.3
Interest expense (1)	—	64.1	128.3
Gain on sale of Epsilon	—	(512.2)	—
Income before (benefit) provision from income taxes	(110.0)	380.6	8.7
(Benefit) provision for income taxes	(28.7)	675.2	(8.9)
(Loss) income from discontinued operations, net of taxes	$(81.3)	$(294.6)	$17.6
(1)	The Company’s credit agreement, as amended, provided that upon consummation of the sale of Epsilon, a mandatory payment of $500.0 million of the revolving credit facility was required and all of the Company’s outstanding senior notes were required to be redeemed. As such, interest expense has been allocated to discontinued operations on the basis of the Company’s $500.0 million mandatory repayment of its revolving line of credit and redemption of its $1.9 billion in senior notes outstanding.

For the year ended December 31, 2020, loss from discontinued operations reflects a loss contingency associated with indemnification issues with the purchaser. For the years ended December 31, 2019 and 2018, loss from discontinued operations reflects the results of operations of the Company’s former Epsilon segment, direct costs identifiable to the Epsilon segment including a loss contingency associated with indemnification issues with the purchaser and the allocation of interest expense on corporate debt. See Note 18, “Commitments and Contingencies,” for additional information with respect to the loss contingency.

Depreciation and amortization and capital expenditures from discontinued operations for the periods presented are as follows:

	Years Ended December 31,
	2020	2019	2018

	(in millions)
Depreciation and amortization	$—	$73.2	$293.7
Capital expenditures	$—	$55.8	$106.5

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. CREDIT CARD AND LOAN RECEIVABLES

Quantitative information about the components of the Company’s credit card and loan receivables is presented in the table below:

	December 31,	December 31,
	2020	2019

	(in millions)
Credit card receivables	$16,376.4	$19,047.8
Installment loan receivables	118.0	—
Other	290.0	415.3
Total credit card and loan receivables	16,784.4	19,463.1
Less: Credit card and loan receivables – restricted for securitization investors	11,208.5	13,504.2
Other credit card and loan receivables	$5,575.9	$5,958.9

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

Credit Card Receivables

ASC 326 requires entities to use a “pooled” approach to estimate expected credit losses for financial assets with similar risk characteristics. As part of its CECL implementation, the Company evaluated multiple risk characteristics of its credit card receivables portfolio, and determined delinquency status and credit quality to be the most significant characteristics for estimating expected credit losses. To estimate its allowance for loan loss, the Company segregates its credit card receivables into four groups with similar risk characteristics, on the basis of delinquency status and credit quality risk score. These risk characteristics are evaluated on at least an annual basis, or more frequently as facts and circumstances warrant. The Company’s credit card receivables do not have stated maturities and therefore prepayments are not factored into the determination of the estimated life of the credit card receivables. In determining the estimated life of a credit card and loan receivable, payments were applied to the measurement date balance with no payments allocated to future purchase activity. The Company uses a combination of First In First Out (“FIFO”) and the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (“CARD Act”) methodology to model balance paydown.

The Company’s groups of pooled financial assets with similar risk characteristics and their estimated life is as follows:

Estimated Life
(in months)
Group A (Current, risk score - high)	14
Group B (Current, risk score - low)	19
Group C (Delinquent, risk score - high)	17
Group D (Delinquent, risk score - low)	26

In estimating its allowance for loan loss, for each identified group, management utilizes various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models utilize historical data and applicable macroeconomic variables with statistical

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

analysis and behavioral relationships with credit performance. The Company’s quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. Management utilizes a third party service to analyze a number of scenarios, but uses one scenario to determine the macroeconomic variables over the forecast period. The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card receivables, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the allowance for loan loss reflects the Company’s best estimate of current expected credit losses. As permitted by ASC 326, the Company excludes unbilled finance charges from its amortized cost basis of credit card and loan receivables. At December 31, 2020, unbilled finance charges were $219.4 million and included in other credit card and loan receivables in the Company’s consolidated balance sheet.

Installment Loan Receivables

As part of its acquisition of Bread, the Company acquired certain installment loan receivables, and in accordance with ASC 326, the Company established on the date of acquisition, an allowance for loan loss of approximately $5.7 million, which was recorded through the provision for loan loss. The allowance for loan loss was established by utilizing a migration model over the remaining life of the loans. The model segmented accounts based on three attributes: delinquency, risk score and remaining term. As of December 31, 2020, the allowance for loan loss related to installment loan receivables was $5.7 million.

Allowance for Loan Loss Rollforward

The following table presents the Company’s allowance for loan loss for its credit card and loan receivables for the years indicated.

	Years Ended December 31,
	2020 (1)	2019	2018

	(in millions)
Balance at beginning of year	$1,171.1	$1,038.3	$1,119.3
Adoption of ASC 326 (2)	644.0	—	—
Provision for loan loss	1,266.2	1,187.5	1,016.0
Allowance associated with credit card and loan receivables transferred to held for sale	—	—	(54.8)
Change in estimate for uncollectible unpaid interest and fees	10.0	—	25.0
Recoveries	204.6	234.5	214.2
Principal charge-offs	(1,287.9)	(1,289.2)	(1,281.4)
Balance at end of year	$2,008.0	$1,171.1	$1,038.3
(1)	With the acquisition of Bread in December 2020, the Company acquired certain installment loans which represented a separate portfolio segment. As the amount of the allowance for loan loss was immaterial, the amounts were included in the above table.
(2)	Recorded January 1, 2020 through a cumulative-effect adjustment to retained earnings, net of taxes.

During the year ended December 31, 2020, the increase in the allowance for loan loss was due to a $644.0 million cumulative-effect adjustment for the adoption of ASC 326 as well as deterioration of the macroeconomic outlook due to COVID-19.

Net Charge-offs

Net charge-offs include the principal amount of losses that are deemed uncollectible, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as a cost of operations expense. Credit card receivables, including unpaid interest and fees, are charged-off in the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Installment loan receivables, including unpaid interest, are charged-off when a loan is 120 days

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

past due. Credit card receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

The Company records the actual charge-offs for unpaid interest and fees as a reduction to finance charges, net. For the years ended December 31, 2020, 2019 and 2018, actual charge-offs for unpaid interest and fees were $717.4 million, $808.6 million and $803.1 million, respectively.

Delinquencies

An account is contractually delinquent if the Company does not receive the minimum payment by the specified due date. It is the Company’s policy to continue to accrue interest and fee income on all accounts, except in limited circumstances, until the account balance and all related interest and other fees are paid or charged-off, typically at 180 days delinquent for credit card receivables and 120 days delinquent for installment loan receivables. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. The collection system then recommends a collection strategy for the past due account based on the collection score and account balance and dictates the contact schedule and collections priority for the account. If the Company is unable to make a collection after exhausting all in-house collection efforts, the Company may engage collection agencies and outside attorneys to continue those efforts.

The following table presents the amortized cost basis of the aging analysis of the Company’s credit card and loan receivables portfolio:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Loan Receivables
	31 to 60 days delinquent	61 to 90 days delinquent	91 or more days delinquent	Total delinquent	Current	Total

	(in millions)
As of December 31, 2020 (1)	$272.5	$203.3	$439.8	$915.6	$15,578.8	$16,494.4

As of December 31, 2019	$399.1	$293.9	$698.4	$1,391.4	$17,656.4	$19,047.8
(1)	With the acquisition of Bread in December 2020, the Company acquired certain installment loans. As the amount of the delinquencies related to installment loans was immaterial, the amounts were included in the above table.

The practice of re-aging an account may affect credit card receivables delinquencies and charge-offs. A re-age of an account is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating a certain pre-defined amount of their account balance. With re-aging, the outstanding balance of a delinquent account is returned to a current status. For the years ended December 31, 2020, 2019 and 2018, the Company’s re-aged accounts represented 2.8%, 2.4% and 2.1%, respectively, of total credit card and loan receivables for each period and thus do not have a significant impact on the Company’s delinquencies or net charge-offs. The Company’s re-aging practices comply with regulatory guidelines.

Modified Credit Card Receivables

Forbearance Programs

In response to the COVID-19 pandemic, the Company offered forbearance programs, which provide for short-term modifications in the form of payment deferrals and late fee waivers to borrowers who were current with their payments prior to any relief. Specifically, the Company provided for late fee waivers and payment deferrals for up to two months for approximately $2.2 billion of credit card receivables, based on the balance in the month of enrollment, through December 31, 2020 and the extension of certain promotional plans of approximately $89.0 million for up to three months. As of December 31, 2020, the credit card receivables in these deferral forbearance programs was approximately $157.4 million. Additionally, the Company instituted two short-term programs with durations of three and six months,

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

which provide concessions consisting primarily of a reduced minimum payment and an interest rate reduction, the balance of which was $67.3 million as of December 31, 2020.

As these short-term modifications were made in response to COVID-19 to borrowers who were current prior to any relief, these are not considered troubled debt restructurings under the Interagency Statement guidance on certain loan modifications and an interpretation of ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors.”

Troubled Debt Restructurings

The Company holds certain credit card receivables for which the terms have been modified. The Company’s modified credit card receivables include credit card receivables for which temporary hardship concessions have been granted and credit card receivables in permanent workout programs. These modified credit card receivables include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card receivables if the credit cardholder complies with the terms of the program. Additionally, the Company instituted two temporary hardship programs with durations of three and six months with similar terms to our short-term forbearance programs, for borrowers who were not current as of their most recent billing cycle prior to April 2020. As of December 31, 2020, the outstanding balance of credit card receivables in these two short-term temporary hardship programs treated as troubled debt restructurings totaled approximately $39.9 million.

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

The Company had $489.8 million and $308.7 million, respectively, as a recorded investment in impaired credit card receivables with an associated allowance for loan loss of $165.8 million and $75.4 million, respectively, as of December 31, 2020 and 2019. These modified credit card receivables represented less than 3.0% of the Company’s total credit card receivables as of both December 31, 2020 and 2019.

The average recorded investment in the impaired credit card receivables was $412.4 million and $295.4 million for the years ended December 31, 2020 and 2019, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $30.1 million, $22.6 million and $27.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Year Ended December 31, 2020			Year Ended December 31, 2019
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance

(Dollars in millions)
Troubled debt restructurings – credit card receivables	391,049	$554.5	$552.6	259,311	$381.4	$380.8

The table below summarizes troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance

(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	118,600	$161.8	126,476	$170.8

Credit Quality

Credit Card Receivables

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality for its credit card receivables. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company’s credit card receivables by obligor credit quality as of December 31, 2020 and 2019:

	Amortized Cost Revolving Credit Card Receivables
	December 31, 2020		December 31, 2019
		Percentage of		Percentage of
		Amortized		Amortized
Probability of an Account Becoming 91 or More Days Past	Amortized	Cost Basis	Amortized	Cost Basis
Due or Becoming Charged-off (within the next 12 months)	Cost Basis	Outstanding	Cost Basis	Outstanding

	(in millions, except percentages)
No Score	$204.1	1.2%	$298.4	1.6%
27.1% and higher	1,390.4	8.5	1,648.8	8.7
17.1% - 27.0%	848.8	5.2	1,108.5	5.8
12.6% - 17.0%	937.0	5.7	1,171.7	6.2
3.7% - 12.5%	7,305.5	44.6	8,292.1	43.5
1.9% - 3.6%	2,939.5	17.9	3,375.3	17.7
Lower than 1.9%	2,751.1	16.9	3,153.0	16.5
Total	$16,376.4	100.0%	$19,047.8	100.0%

Note: The Company’s credit card receivables are revolving receivables as they do not have stated maturities and are exempted from certain vintage disclosures required under ASC 326.

The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Obligor credit quality is monitored at least monthly during the life of an account.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Installment Loan Receivables

With the December 3, 2020 acquisition of Bread, the Company acquired installment loan receivables. At origination of these loans, credit bureau scores from Fair Isaac Corporation (“FICO”) were obtained relating to the customer’s broader credit performance as a tool in the underwriting process and for making credit decisions. As of December 31, 2020, the amortized cost basis of the Company’s installment loan receivables totaled $118.0 million, with approximately 86% of these loans originated by customers with FICO scores 660 or above, and approximately 14% of these loans originated by customers with FICO scores below 660.

Transfer of Financial Assets

During 2018, the Company originated loan receivables under one previous client agreement, and after origination, these loan receivables were sold to the client at par value plus accrued interest. These transfers qualified for sale treatment as they met the conditions established in ASC 860-10, “Transfers and Servicing.” Following the sale, the client owned the loan receivables, assumed the risk of loss in the event of loan defaults and was responsible for all servicing functions related to the loan receivables. Effective July 2, 2018, the Company no longer originates loan receivables for this client. Originations and sales of these loan receivables held for sale were reflected as operating activities in the Company’s consolidated statement of cash flows for the year ended December 31, 2018.

Portfolios Held for Sale

The Company had certain credit card portfolios held for sale, which are carried at the lower of cost or fair value, of $408.0 million as of December 31, 2019. As of December 31, 2020, there were no credit card portfolios held for sale.

During the year ended December 31, 2020, the Company sold a credit card portfolio for cash consideration of approximately $289.5 million and recognized a gain of approximately $20.4 million on the transaction, which was recorded in cost of operations in the Company’s consolidated statements of income. The Company recorded portfolio valuation adjustments, which are reflected in cost of operations, of $7.5 million for the year ended December 31, 2020. In September 2020, one of the Company’s credit card portfolios totaling approximately $81.9 million was transferred from held for sale to held for investment and was included in total credit card and loan receivables at December 31, 2020.

During the year ended December 31, 2019, the Company transferred one credit card portfolio totaling approximately $510.3 million into credit card receivables held for sale, and sold 13 credit card portfolios for cash consideration of approximately $2.1 billion and recognized approximately $43.9 million in net gains on the transactions. The Company recorded portfolio valuation adjustments of $189.8 million for the year ended December 31, 2019.

For the year ended December 31, 2019, the portfolio sales were as follows:

●	In April 2019, the Company sold one credit card portfolio for final cash consideration of approximately $356.6 million and recognized a $0.4 million loss on the transaction.
●	In June 2019, the Company sold three credit card portfolios for final cash consideration of approximately $217.7 million and recognized approximately $2.9 million in gains on the transactions.
●	In August 2019, the Company sold one credit card portfolio for final cash consideration of approximately $70.4 million and recognized a $1.7 million gain on the transaction.
●	In September 2019, the Company sold one credit card portfolio for final cash consideration of approximately $334.7 million and recognized a $15.2 million gain on the transaction.
●	In December 2019, the Company sold seven credit card portfolios for final cash consideration of approximately $1,082.4 million and recognized approximately $24.5 million in net gains on the transactions.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Portfolio Acquisitions

During the year ended December 31, 2019, the Company acquired four credit card portfolios for cash consideration of approximately $924.8 million, which consisted of approximately $843.5 million of credit card receivables, $35.7 million of intangible assets and $45.6 million of other non-current assets. No portfolio acquisitions were made during the year ended December 31, 2020.

Securitized Credit Card and Loan Receivables

The Company regularly securitizes its credit card and loan receivables through its trusts. The Company continues to own and service the accounts that generate credit card and loan receivables held by the trusts. In its capacity as a servicer, each of the respective entities earns a fee from the trusts to service and administer the credit card and loan receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018.

The trusts are VIEs and the assets of these consolidated VIEs include certain credit card receivables that are restricted to settle the obligations of those entities and are not expected to be available to the Company or its creditors. The liabilities of the consolidated VIEs include non-recourse secured borrowings and other liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.

For its securitized credit card receivables, during the initial phase of a securitization reinvestment period, the Company generally retains principal collections in exchange for the transfer of additional credit card receivables into the securitized pool of assets. During the amortization or accumulation period of a securitization, the investors’ share of principal collections (in certain cases, up to a maximum specified amount each month) is either distributed to the investors or held in an account until it accumulates to the total amount due, at which time it is paid to the investors in a lump sum.

The Company is required to maintain minimum interests ranging from 4% to 10% of the securitized credit card receivables. This requirement is met through transferor’s interest and is supplemented through excess funding deposits. Excess funding deposits represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid, although some cash collateral, restricted deposits are released only when investors have been paid in full. No cash collateral, restricted deposits were required to be used to cover losses on securitized credit card receivables in the years ended December 31, 2020, 2019 and 2018.

The tables below present quantitative information about the components of total securitized credit card and loan receivables, delinquencies and net charge-offs:

	December 31,	December 31,
	2020	2019

	(in millions)
Total credit card and loan receivables – restricted for securitization investors	$11,208.5	$13,504.2
Principal amount of credit card and loan receivables – restricted for securitization investors, 91 days or more past due	$200.8	$321.8

	Years Ended December 31,
	2020	2019	2018

	(in millions)
Net charge-offs of securitized principal	$756.1	$907.7	$927.0

9. INVENTORIES, NET

Inventories, net of $164.3 million and $218.0 million at December 31, 2020 and 2019, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. For the year ended December 31,

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2019, asset impairment charges of $18.4 million related to the discontinuance of certain reward product lines within inventory were recorded to the LoyaltyOne segment.

10. OTHER INVESTMENTS

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

	December 31, 2020				December 31, 2019
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
Marketable securities	$219.0	$6.4	$—	$225.4	$257.2	$3.0	$(0.4)	$259.8
Total	$219.0	$6.4	$—	$225.4	$257.2	$3.0	$(0.4)	$259.8

The following table shows the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position. Unrealized losses as of December 31, 2020 were de minimis.

	December 31, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Marketable securities	$18.8	$(0.2)	$13.1	$(0.2)	$31.9	$(0.4)
Total	$18.8	$(0.2)	$13.1	$(0.2)	$31.9	$(0.4)

The amortized cost and estimated fair value of the marketable securities at December 31, 2020 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in millions)
Due in one year or less (1)	$44.9	$44.9
Due after one year through five years	1.0	1.0
Due after five years through ten years	—	—
Due after ten years	173.1	179.5
Total	$219.0	$225.4
(1)	Includes mutual funds, which do not have a stated maturity.

Market values were determined for each individual security in the investment portfolio. Effective January 1, 2020, the Company adopted ASC 326, which replaced the other-than-temporary impairment model for available-for-sale debt securities. For available-for-sale debt securities in which fair value is less than cost, ASC 326 requires that credit-related impairment, if any, be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of December 31, 2020, the Company does not consider its investments to be impaired

There were no realized gains or losses from the sale of investment securities for the years ended December 31, 2020, 2019 and 2018.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	December 31, 2020				December 31, 2019
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
Restricted cash	$55.4	$—	$—	$55.4	$39.3	$—	$—	$39.3
Mutual funds	26.9	—	—	26.9	25.1	—	—	25.1
Corporate bonds	592.3	19.1	(0.2)	611.2	536.0	2.4	(2.0)	536.4
Total	$674.6	$19.1	$(0.2)	$693.5	$600.4	$2.4	$(2.0)	$600.8

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2020 and 2019, respectively, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2020
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Corporate bonds	$46.2	$(0.1)	$10.3	$(0.1)	$56.5	$(0.2)
Total	$46.2	$(0.1)	$10.3	$(0.1)	$56.5	$(0.2)

	December 31, 2019
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Corporate bonds	$166.6	$(1.3)	$155.1	$(0.7)	$321.7	$(2.0)
Total	$166.6	$(1.3)	$155.1	$(0.7)	$321.7	$(2.0)

The amortized cost and estimated fair value of the securities at December 31, 2020 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in millions)
Due in one year or less (1)	$144.9	$146.0
Due after one year through five years	470.2	488.0
Due after five year through ten years	4.1	4.1
Total	$619.2	$638.1
(1)	Includes mutual funds, which do not have a stated maturity.

Market values were determined for each individual security in the investment portfolio. Effective January 1, 2020, the Company adopted ASC 326, which replaced the other-than-temporary impairment model for available-for-sale debt securities. For available-for-sale debt securities in which fair value is less than cost, ASC 326 requires that credit-related impairment, if any, be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of December 31, 2020, the Company does not consider its investments to be impaired.

There were no realized gains or losses from the sale of investment securities for the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, realized gains and losses from the sale of investment securities were de minimis.

12. LEASES

The Company has operating leases for general office properties, warehouses, data centers, customer care centers, automobiles and certain equipment. As of December 31, 2020, the Company’s leases have remaining lease terms of less than 1 year to 18 years, some of which may include renewal options.

The components of lease expense were as follows:

	Years Ended December 31,
	2020	2019

	(in millions)
Operating lease cost	$40.5	$41.1
Short-term lease cost	1.0	2.7
Variable lease cost	6.2	6.8
Total	$47.7	$50.6

Lease expense was $47.5 million for the year ended December 31, 2018.

Other information related to leases was as follows:

	December 31,	December 31,
	2020	2019
Weighted-average remaining lease term (in years):
Operating leases	10.8	11.5
Weighted-average discount rate:
Operating leases	5.2%	5.2%

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2020	2019

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45.8	$46.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7.6	$28.4

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Maturities of the lease liabilities as of December 31, 2020 were as follows:

Operating
Year	Leases
(in millions)
2021	$38.8
2022	41.2
2023	38.3
2024	36.0
2025	35.2
Thereafter	209.6
Total undiscounted lease liabilities	399.1
Less: Amount representing interest	(99.1)
Total present value of minimum lease payments	$300.0

Amounts recognized in the December 31, 2020 consolidated balance sheet:
Current operating lease liabilities	$23.6
Long-term operating lease liabilities	276.4
Total	$300.0

The Company evaluates its right of use (“ROU”) assets for impairment in accordance with ASC 360, “Property, Plant and Equipment,” when events or changes in circumstances indicate that a ROU asset’s carrying amount may not be recoverable. The Company performed an impairment assessment for the ROU assets associated with its locations where it ceased use with the intent to sublease. As a result, the Company recorded an asset impairment charge of $18.4 million in its Card Services segment. The impairment charge is included in cost of operations in the Company’s consolidated statements of income for the year ended December 31, 2020. Following the incurred impairment, the ROU assets for these locations will be amortized on an accelerated basis in accordance with ASC 842.

13. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2020	2019

	(in millions)
Computer software and development	$410.5	$327.1
Furniture and equipment	151.0	164.3
Land, buildings and leasehold improvements	122.7	126.0
Construction in progress	32.9	46.2
Total	717.1	663.6
Accumulated depreciation and amortization	(406.2)	(381.3)
Property and equipment, net	$310.9	$282.3

Depreciation expense totaled $65.5 million, $40.6 million and $41.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, and includes purchased software. Amortization expense on capitalized software totaled $35.5 million, $39.3 million and $39.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, the net amount of unamortized capitalized software costs included in the consolidated balance sheets was $165.5 million and $74.0 million, respectively. With the Bread acquisition on December 3, 2020, the Company acquired $90.7 million of developed technology, which is being amortized over a 5.0 year life. See Note 5, “Acquisitions,” for more information.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In addition, with the acquisition of Bread, the Company determined certain capitalized software was no longer expected to be used and an impairment charge of $4.1 million was incurred, which is included in cost of operations in its consolidated statement of income for the year ended December 31, 2020.

In the fourth quarter of 2020, the Company determined it would reduce its real estate footprint and cease use of certain properties with the intent to sublease, which triggered an impairment analysis of certain property and equipment in accordance with ASC 360. As a result of the analysis, the Company recorded asset impairment charges of $3.0 million and accelerated depreciation expense of $24.7 million, both within its Card Services segment.

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

14. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	December 31, 2020
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in millions)
Definite-Lived Assets
Customer contracts and lists	$363.0	$(354.5)	$8.5	3-7 years—straight line
Premium on purchased credit card portfolios	137.2	(72.8)	64.4	3-13 years—straight line
Collector database	55.0	(54.5)	0.5	5 years—straight line
Tradenames	35.0	(30.1)	4.9	4-15 years—straight line
Non-compete agreements	2.2	—	2.2	5 years—straight line
	$592.4	$(511.9)	$80.5
Indefinite-Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$593.6	$(511.9)	$81.7

	December 31, 2019
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in millions)
Definite-Lived Assets
Customer contracts and lists	$325.1	$(278.7)	$46.4	7 years—straight line
Premium on purchased credit card portfolios	192.6	(93.2)	99.4	1-13 years—straight line
Collector database	53.9	(52.9)	1.0	5 years—straight line
Tradenames	31.8	(26.5)	5.3	8-15 years—straight line
	$603.4	$(451.3)	$152.1
Indefinite-Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$604.6	$(451.3)	$153.3

With the Bread acquisition on December 3, 2020, the Company acquired $11.3 million of intangible assets, consisting of customer relationships of $8.8 million, a non-compete agreement of $2.2 million, and a tradename of $0.3

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

million, which are being amortized over weighted average lives of 3.0 years, 5.0 years, and 4.0 years, respectively. See Note 5, “Acquisitions,” for more information.

As part of the portfolio acquisitions during the year ended December 31, 2019, the Company acquired $35.7 million of intangible assets, consisting of $21.8 million of customer relationships being amortized over a life of 2.7 years and $13.9 million of marketing relationships being amortized over a life of 5.9 years.

Amortization expense related to intangible assets was approximately $82.8 million, $96.2 million and $112.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in millions)
2021	$25.8
2022	21.0
2023	16.1
2024	11.2
2025	2.4
Thereafter	4.0

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019, respectively, are as follows:

	LoyaltyOne	Card Services	Total

	(in millions)
Balance at January 1, 2019	$693.1	$261.7	$954.8
Goodwill acquired during the period	—	2.3	2.3
Effects of foreign currency translation	(2.2)	—	(2.2)
Balance at December 31, 2019	$690.9	$264.0	$954.9
Goodwill acquired during the period	—	369.6	369.6
Goodwill allocated to sale of Precima	(3.2)	—	(3.2)
Effects of foreign currency translation	48.3	—	48.3
Balance at December 31, 2020	$736.0	$633.6	$1,369.6

Approximately $3.2 million of LoyaltyOne goodwill was allocated to Precima upon sale in January 2020, based on a relative fair value allocation of the businesses.

As part of the acquisition of Bread in December 2020, the Company acquired $369.6 million of goodwill. See Note 5, “Acquisitions,” for further information.

The Company completed annual impairment tests for goodwill on July 31, 2019 and 2018 and determined at each date that no impairment exists. On July 1, 2020, the Company voluntarily changed its annual goodwill impairment testing date from July 31 to July 1 to allow additional time for testing due to the COVID-19 pandemic and current uncertainty in the macroeconomic environment. Accordingly, management determined that the change in accounting principle is preferable under the circumstance. This change has been applied prospectively from July 1, 2020, as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions and significant estimates used in earlier periods without the benefit of hindsight. This change was not material to the Company’s consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge. As of December 31, 2020, the Company does not believe it is more-likely-than-not that the fair value of any reporting unit is less than its carrying amount. No further testing of goodwill impairments will be performed until July 1, 2021, unless events occur or circumstances indicate an impairment is probable.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15. RESTRUCTURING AND OTHER CHARGES

In 2019, the Company, under the direction of the board of directors, evaluated the cost structure and executed on certain cost saving initiatives at each segment. These charges included restructuring and other exit activities related to reductions in force, terminations of certain reward product lines, reduction or closure of certain leased office space, asset impairments, changes in management structure and fundamental reorganizations that affect the nature and focus of operations. Restructuring and other charges incurred at the Corporate segment were recorded to general and administrative expense in the Company’s consolidated statements of income, and restructuring and other charges incurred in the LoyaltyOne and Card Services segments were recorded to cost of operations in the Company’s consolidated statements of income. These charges related to actions taken in 2019 did not continue in 2020. The restructuring and other charges incurred in 2020 relate to changes in the Company’s original estimate and consisted of adjustments to the Company’s liability.

The following tables summarize the restructuring and other charges incurred by reportable segment for all restructuring activities for the periods presented:

	Termination	Asset	Lease	Other
Year Ended December 31, 2020	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Corporate/Other	$—	$—	$—	$—	$—
LoyaltyOne	0.1	—	—	—	0.1
Card Services	(8.3)	—	—	—	(8.3)
Total	$(8.2)	$—	$—	$—	$(8.2)

	Termination	Asset	Lease	Other
Year Ended December 31, 2019	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Corporate/Other	$18.6	$11.1	$7.0	$1.2	$37.9
LoyaltyOne	7.6	40.7	0.2	2.3	50.8
Card Services	27.3	0.2	1.9	—	29.4
Total	$53.5	$52.0	$9.1	$3.5	$118.1

The Company’s liability for restructuring and other charges is recognized in accrued expenses and other liabilities in its consolidated balance sheets. The following table summarizes the activities related to the restructuring and other charges, as discussed above, for the periods presented:

	Termination	Asset	Lease	Other
	Benefits	Impairments	Termination Costs	Exit Costs	Total

	(in millions)
Liability as of January 1, 2019	$—	$—	$—	$—	$—
Charged to expense	53.5	52.0	9.1	3.5	118.1
Adjustments for non-cash charges	—	(52.0)	0.7	(0.1)	(51.4)
Cash payments	(18.8)	—	(9.8)	(3.3)	(31.9)
Liability as of December 31, 2019	$34.7	$—	$—	$0.1	$34.8
Charged to expense	—	—	—	—	—
Adjustments for non-cash charges	(8.2)	—	—	—	(8.2)
Cash payments	(23.2)	—	—	(0.1)	(23.3)
Liability as of December 31, 2020	$3.3	$—	$—	$—	$3.3

The Company’s outstanding liability related to restructuring and other charges is expected to be settled by the end of 2021.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

16. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2020	2019

	(in millions)
Accrued payroll and benefits	$116.9	$133.4
Accrued taxes	57.6	18.1
Accrued other liabilities	270.2	176.3
Accrued expenses	$444.7	$327.8

17. DEBT

Debt consists of the following:

	December 31,	December 31,
Description	2020	2019	Maturity	Interest Rate

	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$—	$—	December 2022	(1)
2017 term loans	1,484.3	2,028.8	December 2022	(2)
BrandLoyalty credit agreement	—	—	April 2023	(3)
Senior notes due 2024	850.0	850.0	December 2024	4.750%
Senior notes due 2026	500.0	—	January 2026	7.000%
Total long-term and other debt	2,834.3	2,878.8
Less: Unamortized debt issuance costs	28.6	28.9
Less: Current portion	101.4	101.4
Long-term portion	$2,704.3	$2,748.5

Deposits:
Certificates of deposit	$6,014.9	$8,585.2	Various – Jan 2021 to Dec 2025	0.15% to 3.75%
Money market deposits	3,790.2	3,589.8	Non-maturity	(4)
Total deposits	9,805.1	12,175.0
Less: Unamortized debt issuance costs	12.5	23.3
Less: Current portion	6,553.9	6,942.4
Long-term portion	$3,238.7	$5,209.3

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$3,423.8	$4,891.0	Various – Feb 2021 to Sep 2022	2.03% to 3.95%
Conduit asset-backed securities	2,205.1	2,405.0	Various – Apr 2022 to Oct 2022	(5)
Secured loan facility	86.3	—	November 2022	(6)
Total non-recourse borrowings of consolidated securitization entities	5,715.2	7,296.0
Less: Unamortized debt issuance costs	5.3	12.0
Less: Current portion	1,850.7	3,030.8
Long-term portion	$3,859.2	$4,253.2
(1)	The interest rate is based upon LIBOR plus an applicable margin.
(2)	The interest rate is based upon LIBOR plus an applicable margin. The weighted average interest rate for the term loans was 1.90% and 3.30% at December 31, 2020 and 2019, respectively.
(3)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin.
(4)	The interest rates are based on the Federal Funds rate plus an applicable margin. At December 31, 2020, the interest rates ranged from 0.38% to 3.50%. At December 31, 2019, the interest rates ranged from 1.84% to 3.50%.
(5)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At December 31, 2020, the interest rates ranged from 1.39% to 1.89%. At December 31, 2019, the interest rates ranged from 2.79% to 2.96%.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(6)	The interest rate is based upon LIBOR plus an applicable margin. At December 31, 2020, the weighted average interest rate for the secured loan facility was 3.90%.

At December 31, 2020, the Company was in compliance with its financial covenants.

Long-term and Other Debt

Credit Agreement

The Company, as borrower, and ADS Alliance Data Systems, Inc., ADS Foreign Holdings, Inc., Alliance Data Foreign Holdings, Inc., Alliance Data International LLC, Comenity LLC and Comenity Servicing LLC, as guarantors, are party to a credit agreement with various agents and lenders dated June 14, 2017 (the “2017 Credit Agreement”).

On April 30, 2019, the Company amended its credit agreement to provide that, upon consummation of the sale of Epsilon, the maturity date of the credit agreement would be reduced by one year from June 14, 2022 to June 14, 2021, a mandatory payment of $500.0 million of the revolving credit facility would be required, the aggregate revolving credit commitments would be reduced in the same amount (to $1,072.4 million), all of the Company’s outstanding senior notes would be required to be redeemed, net proceeds from future asset sales in excess of $50.0 million must be applied to repayment of the credit agreement and certain other minor amendments.

In July 2019, with the proceeds from the sale of Epsilon, the Company made the mandatory prepayment on the revolving credit facility and extinguished all of its then outstanding senior notes of $1.9 billion. As a result, the Company incurred a loss from the extinguishment of debt of approximately $71.9 million, resulting from the redemption price of each of the notes of $49.9 million and the write-off of deferred issuance costs of $22.0 million.

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

At December 31, 2019, the credit agreement, as amended, provided for $2,028.8 million in term loans (the “2017 term loans”), subject to certain principal repayments, and a $750.0 million revolving credit facility (the “2017 revolving line of credit”). Total availability under the 2017 revolving line of credit at December 31, 2019 was $750.0 million.

The loans under the credit agreement are scheduled to mature on December 31, 2022. The 2017 term loans provide for aggregate principal payments of 1.25% of the $2,028.8 million term loan amount, payable in equal quarterly installments beginning on March 31, 2020. The credit agreement is unsecured.

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

In September 2020, the Company amended its credit agreement to (a) increase the maximum total leverage ratio, (b) decrease the minimum interest coverage ratio, and (c) increase the maximum permitted average delinquency ratios, for the periods ending March 31, 2021 through June 30, 2022, and to make certain other amendments. The amendment also required the Company to prepay the term loans upon consummation of the offering of the Senior Notes due 2026 with a prepayment in an amount equal to the net proceeds from the offering, which obligation was satisfied in full with a

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

prepayment of $493.8 million. The prepayment was first applied to the scheduled quarterly installments payable in September 2020 and December 2020, and second, to the bullet payment of the term loans due at maturity.

As of December 31, 2020, the Company had $1,484.3 million in term loans outstanding with $750.0 million total availability under the revolving line of credit.

BrandLoyalty Credit Agreement

BrandLoyalty and certain of its subsidiaries, as borrower and guarantors, were parties to a credit agreement that provided for an A-1 term loan facility of €90.0 million and an A-2 term loan facility of €100.0 million, subject to certain principal repayments, a committed revolving line of credit of €37.5 million and an uncommitted revolving line of credit of €37.5 million. In September 2019, the Company repaid the €115.0 million in term loans outstanding under the BrandLoyalty credit agreement, originally scheduled to mature in June 2020, and repaid the €32.5 million amount outstanding under the revolving line of credit.

In April 2020, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, terminated its existing facility and entered into a new credit agreement (the “2020 BrandLoyalty Credit Agreement”) that provides for a committed revolving line of credit of €30.0 million ($36.6 million as of December 31, 2020), an uncommitted revolving line of credit of €30.0 million ($36.6 million as of December 31, 2020), and an accordion feature permitting BrandLoyalty to request an increase in either the committed or uncommitted line of credit up to €80.0 million ($97.7 million as of December 31, 2020) in aggregate. Each of the committed and uncommitted revolving line of credit are scheduled to mature on April 3, 2023, subject to BrandLoyalty’s request to extend for two additional one-year terms at the absolute discretion of the lenders at the time of such requests.

All advances under the 2020 BrandLoyalty Credit Agreement are denominated in Euros. The interest rate fluctuates and is equal to EURIBOR, as defined in the 2020 BrandLoyalty Credit Agreement, plus an applicable margin based on BrandLoyalty’s senior net leverage ratio. The 2020 BrandLoyalty Credit Agreement contains a senior net leverage ratio financial covenant, as well as usual and customary negative covenants, representations, general and information undertakings and events of default.

As of December 31, 2020, there were no amounts outstanding under the 2020 BrandLoyalty Credit Agreement.

Senior Notes

The senior notes set forth below are each governed by their respective indenture that includes usual and customary negative covenants and events of default for transactions of these types. These senior notes are unsecured and are guaranteed on a senior unsecured basis by certain of the Company’s existing and future domestic restricted subsidiaries that incurs or in any other manner becomes liable for any debt under the Company’s domestic credit facilities, including the 2017 Credit Agreement.

Due 2024

In December 2019, the Company issued and sold $850.0 million aggregate principal amount of 4.750% senior notes due December 15, 2024 (the “Senior Notes due 2024”). The Senior Notes due 2024 accrue interest on the principal amount at the rate of 4.750% per annum from December 20, 2019, payable semi-annually in arrears, on June 15 and December 15 of each year, beginning on June 15, 2020. The Senior Notes due 2024 will mature on December 15, 2024, subject to earlier repurchase or redemption.

Due 2026

In September 2020, the Company issued and sold $500.0 million aggregate principal amount of 7.000% senior notes due January 15, 2026 (the “Senior Notes due 2026”). The Senior Notes due 2026 accrue interest on the principal amount at the rate of 7.000% per annum from September 22, 2020, payable semi-annually in arrears, on March 15 and

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

September 15 of each year, beginning on March 15, 2021. The Senior Notes due 2026 will mature on January 15, 2026, subject to earlier repurchase or redemption.

Deposits

Comenity Bank and Comenity Capital Bank issue certificates of deposit in denominations of at least $100,000 and $1,000, respectively, in various maturities ranging between January 2021 and December 2025 and with effective annual interest rates ranging from 0.15% to 3.75%, with a weighted average interest rate of 2.58%, at December 31, 2020. At December 31, 2019, interest rates ranged from 1.33% to 4.00%, with a weighted average interest rate of 2.66%. Interest is paid monthly and at maturity.

Comenity Bank and Comenity Capital Bank offer non-maturity deposit programs through contractual arrangements with various financial counterparties. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date. As of December 31, 2020, Comenity Bank and Comenity Capital Bank had $3.8 billion in money market deposits outstanding with annual interest rates ranging from 0.38% to 3.50%, with a weighted average interest rate of 1.00%. As of December 31, 2019, Comenity Bank and Comenity Capital Bank had $3.6 billion in money market deposits outstanding with annual interest rates ranging from 1.84% to 3.50%, with a weighted average interest rate of 2.05%.

Non-Recourse Borrowings of Consolidated Securitization Entities

An asset-backed security is a security whose value and income payments are derived from and collateralized (or “backed”) by a specified pool of underlying assets. The sale of the pool of underlying assets to general investors is accomplished through a securitization process. The Company regularly sells its receivables to its securitization trusts, which are consolidated on the balance sheets of the Company under ASC 860 and ASC 810. The liabilities of the consolidated VIEs include asset-backed securities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.

Asset-Backed Term Notes

For the year ended December 31, 2020, no asset-backed term notes were issued, and the following asset-backed term notes matured and were repaid:

●	In May 2020, $450.7 million of Series 2017-A asset-backed term notes, $50.7 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.
●	In August 2020, $625.0 million of Series 2015-B asset-backed term notes, $150.0 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.
●	In October 2020, $619.7 million of Series 2017-C asset-backed term notes, $27.5 million of which were retained by the Company and eliminated from the Company’s consolidated balance sheets.

As of December 31, 2020, the Company collected $291.8 million of principal payments made by its credit cardholders during the accumulation period for the repayment of the Series 2018-A notes, which matured in February 2021. The cash is restricted to the securitization investors and is reflected in other current assets in the Company’s consolidated balance sheet as of December 31, 2020.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables for certain of its trusts. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. During the year ended December 31, 2020, the Company reduced the commitments under its conduit facilities by $1.5 billion and extended the respective maturities to April 2022 and October 2022. Total capacity under the conduit facilities was $3.2 billion, of which $2.2 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Secured Loan Facility

With the acquisition of Bread in December 2020, the Company assumed two warehouse facilities used to fund their securitized loan receivables. In December 2020, one of the warehouse facilities was terminated and the Company repaid $28.5 million owed under the agreement. The second warehouse facility was amended to a secured loan facility with an outstanding balance of $86.3 million at December 31, 2020. The secured loan facility accrues interest on the principal amount at the rate of LIBOR plus an applicable margin. The principal amount is due upon maturity at November 19, 2022, with prepayment permitted.

Maturities

The future principal payments for the Company’s debt as of December 31, 2020 are as follows:

			Non-Recourse
			Borrowings of
	Long-Term		Consolidated
	and		Securitization
Year	Other Debt	Deposits	Entities

	(in millions)
2021	$101.4	$6,555.6	$1,852.1
2022	1,382.9	1,739.6	3,863.1
2023	—	966.1	—
2024	850.0	530.6	—
2025	—	13.2	—
Thereafter	500.0	—	—
Total maturities	2,834.3	9,805.1	5,715.2
Unamortized debt issuance costs	(28.6)	(12.5)	(5.3)
	$2,805.7	$9,792.6	$5,709.9

18. COMMITMENTS AND CONTINGENCIES

AIR MILES Reward Program

The Company has entered into contractual arrangements with certain AIR MILES Reward Program sponsors that result in fees being billed to those sponsors upon the redemption of AIR MILES reward miles issued by those sponsors. The Company has obtained letters of credit and other assurances from those sponsors for the Company’s benefit that expire at various dates. These letters of credit and other assurances totaled $150.5 million at December 31, 2020, which exceeds the amount of the Company’s estimate of its obligation to provide travel and other rewards upon the redemption of the AIR MILES reward miles issued by those sponsors.

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

The actual capital ratios and minimum ratios as of December 31, 2020 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	19.0%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	20.7	4.5	6.5
Tier 1 capital to risk-weighted assets	20.7	6.0	8.0
Total capital to risk-weighted assets	22.0	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	14.8%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	15.6	4.5	6.5
Tier 1 capital to risk-weighted assets	15.6	6.0	8.0
Total capital to risk-weighted assets	16.9	8.0	10.0

The actual capital ratios and minimum ratios as of December 31, 2019 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	12.9%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	14.6	4.5	6.5
Tier 1 capital to risk-weighted assets	14.6	6.0	8.0
Total capital to risk-weighted assets	15.9	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	11.9%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	14.4	4.5	6.5
Tier 1 capital to risk-weighted assets	14.4	6.0	8.0
Total capital to risk-weighted assets	15.7	8.0	10.0

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the United States and are not significantly concentrated in any one area.

Holders of credit cards issued by the Company have available lines of credit, which vary by cardholder. These lines of credit represent elements of risk in excess of the amount recognized in the financial statements. The lines of credit are subject to change or cancellation by the Company. At December 31, 2020, the Company had 45.5 million total accounts, including both active and inactive, having unused lines of credit averaging $2,367 per account.

Indemnification

On July 1, 2019, the Company completed the sale of its Epsilon segment to Publicis Groupe S.A. (“Publicis”). Under the terms of the agreement governing that transaction, the Company agreed to indemnify Publicis and its affiliates from and against any losses arising out of or related to a United States Department of Justice (“DOJ”) investigation. The DOJ investigation related to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon actively cooperated with the DOJ in connection with the investigation. On January 19, 2021, Epsilon entered into a deferred prosecution agreement (“DPA”) with the DOJ to resolve the matters that were the subject of the investigation. Pursuant to the DPA, Epsilon agreed, among other things, to pay penalties and consumer compensation in the aggregate amount of $150.0 million, to be paid in two equal installments, the first in January 2021 and the second in January 2022. In accordance with ASC 450, the Company records a loss contingency when a loss is probable and an amount can be reasonably estimated. For the year ended December 31, 2019, the Company recorded a loss contingency of $40.0 million, or $32.9 million net of tax, which was included in loss from discontinued operations. For the year ended December 31, 2020, the Company recorded an additional loss contingency of $110.0 million, or $81.3 million net of tax, which was included in loss from discontinued operations.

Legal Proceedings

From time to time the Company is involved in various claims and lawsuits arising in the ordinary course of business that it believes will not have a material effect on its business, financial condition or cash flows, including claims and lawsuits alleging breaches of the Company’s contractual obligations.

19. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

During the year ended December 31, 2020, the Company did not repurchase any shares of its common stock. During the years ended December 31, 2019 and 2018, the Company repurchased approximately 6.3 million and 2.2 million and shares of its common stock, respectively, for an aggregate amount of $976.1 million and $443.2 million, respectively.

2018 Authorization

On July 26, 2018, the Company’s board of directors authorized a new stock repurchase program to acquire up to $500.0 million of the Company’s outstanding common stock from August 1, 2018 through July 31, 2019.

For the year ended December 31, 2018, the Company acquired approximately 0.8 million shares of its common stock for $166.0 million under its previously authorized stock repurchase program and acquired approximately 1.4 million shares of its common stock for $277.2 million under its authorized 2018 stock repurchase program.

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

The 2015 Omnibus Incentive Plan became effective July 1, 2015 and reserved 5,100,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants who performed services for the Company or its affiliates, with only employees eligible to receive incentive stock options. The 2015 Omnibus Incentive Plan expired on June 30, 2020.

In March 2020, the Company’s board of directors adopted the 2020 Omnibus Incentive Plan (the “2020 Plan”), which was subsequently approved by the Company’s stockholders on June 9, 2020. The 2020 Plan became effective July 1, 2020 and expires on June 30, 2030. The 2020 Plan reserves 2,400,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for the Company or its affiliates, with only employees being eligible to receive incentive stock options. The maximum amount that may be awarded to any independent member of the Company’s board of directors in any one calendar year may not exceed $1.0 million.

On June 9, 2020, the Company registered 2,400,000 shares of its common stock for issuance in accordance with the 2020 Plan pursuant to a Registration Statement on Form S-8, File No. 333-239040.

Beginning February 15, 2017, the restricted stock unit award agreements under the 2015 Plan and the 2020 Plan provide for dividend equivalent rights (“DERs”), which entitle holders of restricted stock units to the same dividend

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested restricted stock units. DERs are paid only when the underlying shares vest.

Terms of all awards under the 2020 Plan are determined by the board of directors or the compensation committee of the board of directors or its designee at the time of award.

Stock Compensation Expense

Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period.

Stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2020, 2019 and 2018, is as follows:

	Years Ended December 31,
	2020	2019	2018

	(in millions)
Cost of operations	$12.5	$16.5	$23.3
General and administrative	8.8	8.6	21.1
Total	$21.3	$25.1	$44.4

Effective April 12, 2019, the Company entered into a definitive agreement to sell its Epsilon segment to Publicis for $4.4 billion in cash, subject to certain specified adjustments. The agreement provided for certain unvested restricted stock units held by Epsilon employees to be modified, with original vesting conditions to be accelerated upon consummation of the sale of Epsilon. Additionally, the agreement provided for certain other awards held by Epsilon employees to be forfeited upon consummation of the sale of Epsilon, which occurred July 1, 2019. As a result, in April 2019 the Company recorded $19.4 million of incremental stock-based compensation expense in discontinued operations related to the modifications, net of forfeitures. Stock-based compensation expense included in loss from discontinued operations totaled $29.7 million and $36.4 million for the years ended December 31, 2019 and 2018, respectively.

The income tax benefits related to stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 were $3.0 million, $3.6 million and $7.3 million, respectively.

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s results of operations has been reduced for estimated forfeitures. In connection with the Company’s adoption of ASU 2016-09, the Company elected to continue to estimate forfeitures at each grant date, with forfeiture estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience, with a forfeiture rate of 5% for the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, there was approximately $24.7 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Restricted Stock Unit Awards

During 2020, the Company awarded 241,610 service-based, 219,186 performance-based and 20,770 market-based restricted stock units. In accordance with ASC 718, the Company recognizes the estimated stock-based compensation expense, net of estimated forfeitures, over the applicable service period.

For service-based and performance-based awards, the fair value of the restricted stock units was estimated using the Company’s closing share price on the date of grant. Service-based restricted stock unit awards typically vest ratably over a three year period. Performance-based restricted stock unit awards typically vest ratably over a three year period if specified performance measures tied to the Company’s financial performance are met. For the performance-based restricted stock units awarded in 2020, the pre-defined vesting criteria typically permit a range from 0% to 150% to be

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

earned. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. For the year ended December 31, 2020, stock compensation expense was not accrued for the 2020 performance-based awards, as the probable outcome was 0% achievement.

For the market-based award granted in 2020, the fair value of the restricted stock units was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation (0.52), expected volatility (32.5%) and risk-free rate (1.4%) over two-year time horizons matching the performance period. Upon determination of the market condition, the restrictions will lapse with respect to the entire award on February 15, 2022, provided that the participant is employed by the Company on such vesting date.

The following table summarizes restricted stock unit activity under the Company’s equity compensation plans:

					Weighted
	Market-	Performance-	Service-		Average
	Based (1)	Based (1)	Based	Total	Fair Value
Balance at January 1, 2018	28,172	450,579	329,059	807,810	$207.45
Shares granted	28,057	263,542	138,160	429,759	233.98
Shares vested	—	(188,680)	(130,823)	(319,503)	224.62
Shares forfeited	—	(102,199)	(18,955)	(121,154)	227.66
Balance at December 31, 2018	56,229	423,242	317,441	796,912	$218.81
Shares granted	37,878	420,239	246,118	704,235	161.05
Shares vested	—	(262,773)	(178,730)	(441,503)	218.45
Shares forfeited	(69,819)	(350,436)	(126,257)	(546,512)	188.40
Balance at December 31, 2019	24,288	230,272	258,572	513,132	$172.06
Shares granted	20,770	219,186	241,610	481,566	89.11
Shares vested	—	(42,097)	(127,921)	(170,018)	175.09
Shares forfeited	(22,831)	(186,135)	(38,447)	(247,413)	166.93
Balance at December 31, 2020	22,227	221,226	333,814	577,267	$103.89
Outstanding and Expected to Vest				345,266	$105.49
(1)	Shares granted reflects a 100% target attainment of the respective market-based or performance-based metric. Shares forfeited include those restricted stock units forfeited as a result of the Company not meeting the respective market-based or performance-based metric conditions.

The total fair value of restricted stock units vested was $29.8 million, $96.4 million and $71.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate intrinsic value of restricted stock units outstanding and expected to vest was $25.6 million at December 31, 2020. The weighted-average remaining contractual life for unvested restricted stock units was 1.5 years at December 31, 2020.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Options typically vest ratably over three years and expire ten years after the date of grant. There were no stock options outstanding as of December 31, 2020.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes stock option activity under the Company’s equity compensation plans:

	Outstanding		Exercisable
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Balance at January 1, 2018	11,859	$23.87	11,859	$23.87
Options granted	—	—
Options exercised	(886)	12.70
Options forfeited	(119)	2.74
Balance at December 31, 2018	10,854	$25.01	10,854	$25.01
Options granted	—	—
Options exercised	(10,854)	25.01
Options forfeited	—	—
Balance at December 31, 2019	—	$—	—	$—
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Balance at December 31, 2020	—	$—	—	$—

Based on the market value on their respective exercise dates, the total intrinsic value of stock options exercised was approximately $1.3 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. There were no stock options exercised during the year ended December 31, 2020.

Dividends

During the year ended December 31, 2020, the Company declared quarterly cash dividends of $0.63 per share for the three months ended March 31, 2020 and $0.21 per share for each of the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, for a total of $59.9 million. The Company paid cash dividends and dividend equivalents aggregating $60.6 million for the year ended December 31, 2020, and $0.6 million of dividend equivalents were accrued but not yet paid at December 31, 2020.

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

On January 28, 2021 the Company’s board of directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock, payable on March 18, 2021 to stockholders of record at the close of business on February 12, 2021.

20. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

In March 2015, the Company’s board of directors adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was subsequently approved by the Company’s stockholders on June 3, 2015. The 2015 ESPP became effective July 1, 2015 with no definitive expiration date. The Company’s board of directors may at any time and for any reason terminate or amend the 2015 ESPP. No employee may purchase more than $25,000 worth of stock under the 2015 ESPP in any calendar year, and no employee may purchase stock under the 2015 ESPP if such purchase would cause the

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

employee to own more than 5% of the voting power or value of the Company’s common stock. The 2015 ESPP provides for six month offering periods, commencing on the first trading day of the first and third calendar quarter of each year and ending on the last trading day of each subsequent calendar quarter. The purchase price of the common stock upon exercise shall be 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of the six-month period. An employee elects to participate and have contributions deducted through payroll deductions. The 2015 ESPP provides for the issuance of any remaining shares available for issuance under the 2005 ESPP, which were 441,327 shares at June 30, 2015. The 2015 ESPP reserved an additional 1,000,000 shares of the Company’s common stock for issuance under the 2015 Plan, bringing the maximum number of shares reserved for issuance under the 2015 ESPP to 1,441,327 shares, subject to adjustment as provided in the 2015 ESPP.

On June 5, 2015, the Company registered 1,441,327 shares of its common stock for issuance in accordance with the 2015 ESPP pursuant to a Registration Statement on Form S-8, File No. 333-204759.

During the year ended December 31, 2020, the Company issued 65,430 shares of common stock under the 2015 ESPP at a weighted-average issue price of $46.73. Since its adoption on July 1, 2015, 514,112 shares of common stock have been issued, with 927,215 shares available for issuance under the 2015 ESPP.

401(k) Retirement Savings Plan

The Alliance Data Systems 401(k) and Retirement Savings Plan is a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company amended its 401(k) and Retirement Savings Plan effective December 3, 2020. The 401(k) and Retirement Savings Plan is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible employees can participate in the 401(k) and Retirement Savings Plan immediately upon joining the Company and after 180 days of employment begin receiving company matching contributions. In addition, “seasonal” or “on-call” employees must complete a year of eligibility service before they may participate in the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan permits eligible employees to make Roth elective deferrals, which are included in the employee’s taxable income at the time of contribution, but not when distributed. Regular, or Non-Roth, elective deferrals made by employees, together with contributions by the Company to the 401(k) and Retirement Savings Plan, and income earned on these contributions, are not taxable to employees until withdrawn from the 401(k) and Retirement Savings Plan. The 401(k) and Retirement Savings Plan covers U.S. employees, who are at least 18 years old, of ADS Alliance Data Systems, Inc., one of the Company’s wholly-owned subsidiaries, and any other subsidiary or affiliated organization that adopts this 401(k) and Retirement Savings Plan. Employees of the Company, and all of its U.S. subsidiaries, are currently covered under the 401(k) and Retirement Savings Plan.

The Company matches an employee’s contribution dollar-for-dollar up to five percent of the employee’s eligible compensation. All company matching contributions are immediately vested. Company matching contributions for the years ended December 31, 2020, 2019 and 2018 were $15.7 million, $35.3 million and $44.8 million, respectively.

The participants in the plan can direct their contributions and the Company’s matching contribution to numerous investment options, including the Company’s common stock. On July 20, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with its 401(k) and Retirement Savings Plan pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2020, 341,096 of such shares remain available for issuance.

Group Retirement Savings Plan and Deferred Profit Sharing Plan (LoyaltyOne)

The Company provides for its Canadian employees the Group Retirement Savings Plan of the Loyalty Group (“GRSP”), which is a group retirement savings plan registered with the Canada Revenue Agency. Contributions made by Canadian employees on their behalf or on behalf of their spouse to the GRSP, and income earned on these contributions, are not taxable to employees until withdrawn from the GRSP. Employee contributions eligible for company match may not exceed the overall maximum allowed by the Income Tax Act (Canada); the maximum tax-deductible GRSP contribution is set by the Canada Revenue Agency each year. The Deferred Profit Sharing Plan (“DPSP”) is a legal trust

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

registered with the Canada Revenue Agency. Eligible full-time employees can participate in the GRSP after three months of employment and eligible part-time employees after six months of employment. Employees become eligible to receive company matching contributions into the DPSP on the first day of the calendar quarter following twelve months of employment. Based on the eligibility guidelines, the Company matches an employee’s contribution dollar-for-dollar up to five percent of the employee’s eligible compensation. Contributions made to the DPSP reduce an employee’s maximum contribution amounts to the GRSP under the Income Tax Act (Canada) for the following year. All company matching contributions into the DPSP vest after receipt of one continuous year of DPSP contributions. LoyaltyOne matching and discretionary contributions were $1.7 million, $1.8 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Executive Deferred Compensation Plan and the Canadian Supplemental Executive Retirement Plan

The Company also maintains an Executive Deferred Compensation Plan (“EDCP”). The EDCP permits a defined group of management and highly compensated employees to defer on a pre-tax basis a portion of their base salary and incentive compensation (as defined in the EDCP) payable for services rendered. Deferrals under the EDCP are unfunded and subject to the claims of the Company’s creditors. Each participant in the EDCP is 100% vested in their account, and account balances accrue interest at a rate established and adjusted periodically by the compensation committee.

The Company provides a Canadian Supplemental Executive Retirement Plan for a defined group of management and highly compensated employees of LoyaltyOne, Co., one of the Company’s wholly-owned subsidiaries. Similar to the EDCP, participants may defer on a pre-tax basis a portion of their compensation and bonuses payable for services rendered and to receive certain employer contributions.

As of December 31, 2020 and 2019, the Company’s outstanding liability related to these plans and included in accrued expenses in the Company’s consolidated balance sheets was $19.9 million and $33.3 million, respectively.

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

					Accumulated
	Net Unrealized	Net Unrealized	Net Unrealized	Foreign Currency	Other
	Gains (Losses) on	Gains (Losses) on	Gains (Losses) on	Translation	Comprehensive
	Securities	Cash Flow Hedges	Net Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance as of January 1, 2018	$(8.7)	$(0.1)	$(42.0)	$(89.4)	$(140.2)
Changes in other comprehensive income (loss)	(2.0)	(0.1)	29.6	(25.4)	2.1
Balance at December 31, 2018	$(10.7)	$(0.2)	$(12.4)	$(114.8)	$(138.1)
Changes in other comprehensive income (loss)	13.2	0.1	4.9	(6.8)	11.4
Recognition resulting from the sale of Epsilon's foreign subsidiaries	—	—	—	26.8	26.8
Balance at December 31, 2019	$2.5	$(0.1)	$(7.5)	$(94.8)	$(99.9)
Changes in other comprehensive income (loss)	20.7	(0.6)	—	71.0	91.1
Recognition resulting from the sale of Precima's foreign subsidiaries	—	—	—	3.8	3.8
Balance at December 31, 2020	$23.2	$(0.7)	$(7.5)	$(20.0)	$(5.0)
(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

22. INCOME TAXES

The components of income from continuing operations before income taxes and income tax expense are as follows:

	Years Ended December 31,
	2020	2019	2018

	(in millions)
Components of income from continuing operations before income taxes:
Domestic	$281.7	$591.9	$1,052.7
Foreign	112.8	146.5	162.3
Total	$394.5	$738.4	$1,215.0
Components of income tax expense:
Current
Federal	$209.2	$126.0	$152.2
State	36.6	35.8	58.0
Foreign	47.8	11.5	52.8
Total current	293.6	173.3	263.0
Deferred
Federal	(135.1)	(11.8)	48.0
State	(37.6)	6.7	14.7
Foreign	(21.4)	(2.4)	(56.2)
Total deferred	(194.1)	(7.5)	6.5
Total provision for income taxes	$99.5	$165.8	$269.5

A reconciliation of recorded federal provision for income taxes to the expected amount computed by applying the federal statutory rate for all periods to income from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2020	2019	2018

	(in millions)
Expected expense at statutory rate	$82.8	$155.1	$255.1
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(0.8)	33.6	57.4
Foreign rate differential	4.1	(2.3)	11.6
Foreign restructuring	3.6	—	(48.0)
Impact of 2017 Tax Reform	(2.4)	(30.2)	(29.7)
Global intangible low-taxed income	(7.8)	8.7	15.5
Non-deductible expenses (non-taxable income)	8.3	9.1	3.7
IRC Section 199, net of tax reserves	12.5	—	(0.8)
Other	(0.8)	(8.2)	4.7
Total	$99.5	$165.8	$269.5

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For the year ended December 31, 2020, the Company recorded an income tax benefit of approximately $2.4 million related to the rate benefit for a capital loss that will be carried back to a year preceding the 2017 Tax Reform rate reduction. Additionally, the Company recorded a benefit of $7.8 million for the year ended December 31, 2020 related to the impact of the final regulations issued by the Treasury and Internal Revenue Service regarding GILTI. The Company is currently under audit with the Internal Revenue Service for years 2012-2017. For years 2012-2014, the audit is limited in scope to research and development tax credits and IRC Section 199 deductions claimed on amended returns. As a result of the preliminary audit findings, the Company increased its reserve for IRC Section 199 deductions by $12.5 million during the year ended December 31, 2020. For years ended December 31, 2019 and 2018, the Company recorded an income tax benefit of approximately $30.2 million related to a decrease in unrecognized tax benefits as a result of a tax accounting method change required by the 2017 Tax Reform and an income tax benefit of approximately $29.7 million related to the impact of the 2017 Tax Reform rate differential as a result of certain tax accounting method changes related to projects initiated in 2018, respectively.

Deferred tax assets and liabilities consist of the following:

	December 31,
	2020	2019

	(in millions)
Deferred tax assets
Deferred revenue	$29.2	$9.5
Allowance for loan loss	482.3	267.6
Net operating loss carryforwards and other carryforwards	106.2	69.0
Stock-based compensation and other employee benefits	3.8	13.7
Lease liabilities	74.4	74.4
Accrued expenses and other	81.0	40.3
Intangible assets	5.5	23.2
Total deferred tax assets	782.4	497.7
Valuation allowance	(50.1)	(64.0)
Deferred tax assets, net of valuation allowance	732.3	433.7
Deferred tax liabilities
Deferred income	$290.9	$365.6
Depreciation	25.2	41.8
Right of use assets	57.0	61.1
Total deferred tax liabilities	373.1	468.5

Net deferred tax asset (liability)	$359.2	$(34.8)

Amounts recognized in the consolidated balance sheets:
Non-current assets	$359.2	$45.2
Non-current liabilities	—	(80.0)
Total – Net deferred tax asset (liability)	$359.2	$(34.8)

At December 31, 2020, included in the Company’s U.S. tax returns are approximately $146.4 million of U.S. federal net operating loss carryovers (“NOLs”) and approximately $33.8 million of foreign tax credits. With the exception of NOLs generated after December 31, 2017, these attributes expire at various times through the year 2037. Pursuant to Section 382 of the Internal Revenue Code, the Company’s utilization of a portion of such NOLs is subject to an annual limitation. The Company does not believe it is more-likely-than-not that all of its NOLs will be utilized and has therefore, in accordance with ASC 740-10-30, “Income Taxes—Overall—Initial Measurement,” established a valuation allowance against a portion of the NOLs. At December 31, 2020, the Company has state income tax NOLs of approximately $232.3 million and state credits of approximately $3.0 million available to offset future state taxable income. The Company also has state capital losses of approximately $10.6 million to offset capital gains. The state NOLs, capital losses and credits will expire at various times through the year 2039. The Company believes a majority of these NOLs and all of the capital losses will expire before utilization and has therefore established a valuation allowance

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

against those NOLs and capital losses expected to expire unutilized. The Company has $240.9 million of foreign NOLs and $6.6 million of foreign capital losses at December 31, 2020. The foreign NOLs and capital losses have an unlimited carryforward period. The Company does not believe it is more-likely-than-not that some of the NOLs or any of the capital losses will be utilized and has therefore, in accordance with ASC 740-10-30, established a valuation allowance against those unlikely to be utilized. The Company’s valuation allowance, and corresponding NOLs, decreased $13.9 million during the year ended December 31, 2020, due primarily to nondeductible expenses in foreign jurisdictions. The Company’s valuation allowance increased $27.7 million during the year ended December 31, 2019 and decreased $40.1 million during the year ended December 31, 2018.

Should certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of carryovers and credits that can be utilized. The impact of such a limitation would likely not be significant.

At December 31, 2020, the Company did not have any excess financial reporting basis over tax basis from a U.S. federal tax perspective primarily as a result of the GILTI regime pursuant to the 2017 Tax Reform. The Company may have, in certain state or foreign jurisdictions, amounts of financial reporting basis that exceeds tax basis as of December 31, 2020. However, these amounts are immaterial and no additional state or foreign tax liability has been recorded. Finally, despite the immaterial nature, the Company intends to permanently reinvest any previously undistributed earnings of our foreign subsidiaries in the operations outside the United States to support its international growth.

Net deferred tax assets increased by $159.0 million in 2020 as a result of the adoption of CECL. This tax impact was recorded to retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2018	$208.3
Increases related to prior years’ tax positions	41.3
Decreases related to prior years’ tax positions	(9.6)
Increases related to current year tax positions	61.5
Settlements during the period	(1.0)
Lapses of applicable statutes of limitation	(4.2)
Balance at December 31, 2018	$296.3
Increases related to prior years’ tax positions	2.7
Decreases related to prior years’ tax positions	(76.6)
Increases related to current year tax positions	58.3
Settlements during the period	(0.6)
Lapses of applicable statutes of limitation	(5.8)
Balance at December 31, 2019	$274.3
Increases related to prior years’ tax positions	64.7
Decreases related to prior years’ tax positions	(63.5)
Increases related to current year tax positions	10.7
Settlements during the period	(4.6)
Lapses of applicable statutes of limitation	(8.3)
Balance at December 31, 2020	$273.3

Included in the balance at December 31, 2020 are tax positions reclassified from deferred income taxes. Deductibility or taxability is highly certain for these tax positions but there is uncertainty about the timing of such deductibility or taxability. Because of the impact of deferred tax accounting, other than interest and penalties, this timing uncertainty, if realized, would not have a material effect on the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $74.7 million, $67.0 million and $66.7 million at December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company recorded approximately an $7.6 million expense, a

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

$0.8 million benefit and a $24.5 million expense, respectively, for potential interest and penalties with respect to unrecognized tax benefits.

At December 31, 2020, 2019 and 2018, the Company had unrecognized tax benefits of approximately $257.8 million, $255.1 million and $247.7 million, respectively, that, if recognized, would impact the effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With some exceptions, the tax returns filed by the Company are no longer subject to U.S. federal income tax and state and local examinations for the years before 2015 or foreign income tax examinations for years before 2013.

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

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
Financial assets
Credit card and loan receivables, net	$14,776.4	$17,301.2	$18,292.0	$19,126.0
Credit card receivables held for sale	—	—	408.0	436.2
Redemption settlement assets, restricted	693.5	693.5	600.8	600.8
Other investments	225.4	225.4	259.8	259.8
Derivative instruments	0.4	0.4	0.2	0.2
Financial liabilities
Derivative instruments	1.5	1.5	0.3	0.3
Deposits	9,792.6	10,015.9	12,151.7	12,303.6
Non-recourse borrowings of consolidated securitization entities	5,709.9	5,783.4	7,284.0	7,333.6
Long-term and other debt	2,805.7	2,875.1	2,849.9	2,878.8

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 and 2019:

		Fair Value Measurements at
		December 31, 2020 Using
	Balance at
	December 31,
	2020	Level 1	Level 2	Level 3

	(in millions)
Mutual funds (1)	$26.9	$26.9	$—	$—
Corporate bonds (1)	611.2	—	611.2	—
Marketable securities (2)	225.4	34.2	191.2	—
Derivative instruments (3)	0.4	—	0.4	—
Total assets measured at fair value	$863.9	$61.1	$802.8	$—

Derivative instruments (3)	$1.5	$—	$1.5	$—
Total liabilities measured at fair value	$1.5	$—	$1.5	$—

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

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2020 and 2019.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of December 31, 2020 and 2019:

	Fair Value Measurements at
	December 31, 2020
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and loan receivables, net	$17,301.2	$—	$—	$17,301.2
Total	$17,301.2	$—	$—	$17,301.2

Financial liabilities:
Deposits	$10,015.9	$—	$10,015.9	$—
Non-recourse borrowings of consolidated securitization entities	5,783.4	—	5,783.4	—
Long-term and other debt	2,875.1	—	2,875.1	—
Total	$18,674.4	$—	$18,674.4	$—

	Fair Value Measurements at
	December 31, 2019
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and loan receivables, net	$19,126.0	$—	$—	$19,126.0
Credit card receivables held for sale	436.2	—	—	436.2
Total	$19,562.2	$—	$—	$19,562.2

Financial liabilities:
Deposits	$12,303.6	$—	$12,303.6	$—
Non-recourse borrowings of consolidated securitization entities	7,333.6	—	7,333.6	—
Long-term and other debt	2,878.8	—	2,878.8	—
Total	$22,516.0	$—	$22,516.0	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property and equipment, ROU assets, deferred contract assets, goodwill, and intangible assets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, including when there is evidence of impairment. For the year ended December 31, 2020, the Company recorded asset impairment charges of $63.7 million related to certain deferred contract costs, fixed assets and ROU assets. The fair value was determined utilizing discounted cash flow models over the estimated life of each asset. The principal assumptions used in the Company’s impairment analysis were forecasted future cash flows and the discount rate, which are considered Level 3 inputs. See Note 3, “Revenue,” Note 12, “Leases,” and Note 13, “Property and Equipment,” for more information regarding asset impairments.

For the year ended December 31, 2019, as part of restructuring and other charges, the Company recorded asset impairments of $52.0 million. See Note 15, “Restructuring and Other Charges,” for more information.

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

Balance Sheets

	December 31,
	2020	2019

	(in millions)
Assets:
Cash and cash equivalents	$0.2	$0.2
Investment in subsidiaries	5,127.0	5,326.2
Other assets	41.8	3.4
Total assets	$5,169.0	$5,329.8
Liabilities:
Current portion of long-term and other debt	$101.4	$101.4
Long-term and other debt	2,704.3	2,748.5
Intercompany liabilities, net	742.0	806.7
Other liabilities	99.7	84.9
Total liabilities	3,647.4	3,741.5
Stockholders’ equity	1,521.6	1,588.3
Total liabilities and stockholders’ equity	$5,169.0	$5,329.8

See Note 17, “Debt,” for more information regarding the Company’s long-term and other debt.

Statements of Income

	Years Ended December 31,
	2020	2019	2018

	(in millions)
Interest from loans to subsidiaries	$12.6	$19.2	$17.9
Dividends from subsidiaries	256.3	922.6	810.1
Total revenue	268.9	941.8	828.0
Loss on extinguishment of debt	—	71.9	—
Interest expense, net	109.5	130.0	281.2
Other expenses, net	1.7	(0.7)	(0.4)
Total expenses	111.2	201.2	280.8
Income before income taxes and equity in undistributed net income (loss) of subsidiaries	157.7	740.6	547.2
Benefit for income taxes	21.2	42.1	7.0
Income before equity in undistributed net income (loss) of subsidiaries	178.9	782.7	554.2
Equity in undistributed net income (loss) of subsidiaries	34.8	(504.7)	408.9
Net income	$213.7	$278.0	$963.1

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Statements of Comprehensive Income

	Years Ended December 31,
	2020	2019	2018

	(in millions)
Net income	$213.7	$278.0	$963.1
Other comprehensive income, net of tax	—	4.9	29.6
Total comprehensive income, net of tax	$213.7	$282.9	$992.7

Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018

	(in millions)
Net cash (used in) provided by operating activities	$(137.6)	$(1,029.1)	$82.3
Investing activities:
Investment in subsidiaries	(3.2)	(135.0)	—
Proceeds from sale of business	—	4,118.3	—
Dividends received	256.3	922.6	810.1
Net cash provided by investing activities	253.1	4,905.9	810.1
Financing activities:
Borrowings under debt agreements	1,276.0	3,083.0	4,527.0
Repayments of borrowings	(1,320.5)	(5,778.2)	(4,838.3)
Payment of debt extinguishment costs	—	(46.1)	—
Payment of deferred financing costs	(9.1)	(20.7)	(4.6)
Purchase of treasury shares	—	(976.1)	(443.2)
Dividends paid	(60.6)	(127.4)	(125.2)
Proceeds from issuance of common stock	2.8	12.4	17.6
Other	(4.1)	(23.6)	(25.7)
Net cash used in financing activities	(115.5)	(3,876.7)	(892.4)
Change in cash, cash equivalents and restricted cash	—	0.1	—
Cash, cash equivalents and restricted cash at beginning of year	0.2	0.1	0.1
Cash, cash equivalents and restricted cash at end of year	$0.2	$0.2	$0.1

Non-cash investing and financing activities related to the parent-only statement of cash flows for the year ended December 31, 2020 included the issuance of approximately 1.9 million shares of the Company’s common stock as non-cash consideration in the acquisition of Bread on December 3, 2020. For more information, see Note 5, “Acquisitions.”

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

As discussed in Note 7, “Discontinued Operations,” in the first quarter of 2019, the Company’s Epsilon segment was classified as a discontinued operation and was sold on July 1, 2019. The Company operates in the LoyaltyOne and Card Services reportable segments, which consist of the following:

●	LoyaltyOne provides coalition and short-term loyalty programs through the Company’s Canadian AIR MILES Reward Program and BrandLoyalty; and

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

●	Card Services provides private label, co-brand, general purpose and business credit card programs, digital payments, including Bread, and Comenity-branded financial services. Card Services provides risk management solutions, account origination, funding, transaction processing, customer care, collections and marketing services.

Corporate and other immaterial businesses are reported collectively as an “all other” category labeled “Corporate/Other.” Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes and have also been included in “Corporate/Other.”

			Corporate/
Year Ended December 31, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$764.8	$3,756.5	$0.1	$4,521.4

Income (loss) before income taxes	$111.0	$501.5	$(218.0)	$394.5
Interest expense, net	(0.8)	385.4	109.3	493.9
Operating income (loss)	110.2	886.9	(108.7)	888.4
Depreciation and amortization	78.0	102.8	3.0	183.8
Stock compensation expense	5.5	7.0	8.8	21.3
Gain on sale of business, net of strategic transaction costs	(8.0)	—	—	(8.0)
Strategic transaction costs	0.4	0.3	15.2	15.9
Asset impairments	—	63.7	—	63.7
Restructuring and other charges	0.1	(8.3)	—	(8.2)
Adjusted EBITDA (1)	186.2	1,052.4	(81.7)	1,156.9
Less: Securitization funding costs	—	165.9	—	165.9
Less: Interest expense on deposits	—	219.5	—	219.5
Adjusted EBITDA, net (1)	$186.2	$667.0	$(81.7)	$771.5

Capital expenditures	$24.3	$29.4	$0.3	$54.0

			Corporate/
Year Ended December 31, 2019	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$1,033.1	$4,547.8	$0.4	$5,581.3

Income (loss) before income taxes	$103.1	$991.7	$(356.4)	$738.4
Interest expense, net	2.3	439.0	127.7	569.0
Operating income (loss)	105.4	1,430.7	(228.7)	1,307.4
Depreciation and amortization	80.1	89.3	6.7	176.1
Stock compensation expense	7.2	9.3	8.6	25.1
Strategic transaction costs	1.0	—	10.7	11.7
Restructuring and other charges	50.8	29.4	37.9	118.1
Loss on extinguishment of debt	—	—	71.9	71.9
Adjusted EBITDA (1)	244.5	1,558.7	(92.9)	1,710.3
Less: Securitization funding costs	—	213.4	—	213.4
Less: Interest expense on deposits	—	225.6	—	225.6
Adjusted EBITDA, net (1)	$244.5	$1,119.7	$(92.9)	$1,271.3

Capital expenditures	$41.5	$44.2	$0.8	$86.5

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Year Ended December 31, 2018	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$1,068.4	$4,597.6	$0.6	$5,666.6

Income (loss) before income taxes	$153.8	$1,381.6	$(320.4)	$1,215.0
Interest expense, net	5.6	385.9	150.8	542.3
Operating income (loss)	159.4	1,767.5	(169.6)	1,757.3
Depreciation and amortization	84.8	101.1	7.7	193.6
Stock compensation expense	10.0	13.3	21.1	44.4
Adjusted EBITDA (1)	254.2	1,881.9	(140.8)	1,995.3
Less: Securitization funding costs	—	220.2	—	220.2
Less: Interest expense on deposits	—	165.7	—	165.7
Adjusted EBITDA, net (1)	$254.2	$1,496.0	$(140.8)	$1,609.4

Capital expenditures	$34.0	$53.8	$5.5	$93.3
(1)	Adjusted EBITDA is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable financial measure based on GAAP plus stock compensation expense, provision for income taxes, interest expense, net, depreciation and other amortization, and amortization of purchased intangibles. Adjusted EBITDA also excludes the gain on the sale of Precima, strategic transaction costs, which represent costs for professional services associated with strategic initiatives, asset impairments, restructuring and other charges, and loss related to the Company’s extinguishment of debt in July 2019.

Adjusted EBITDA, net is also a non-GAAP financial measure equal to adjusted EBITDA less securitization funding costs and interest expense on deposits. Adjusted EBITDA and adjusted EBITDA, net are presented in accordance with ASC 280 as they are the primary performance metrics utilized to assess performance of the segments.

The table below reconciles the reportable segments’ total assets to consolidated total assets:

	LoyaltyOne	Card Services	Corporate/ Other	Total
	(in millions)
Total Assets
December 31, 2020	$2,422.3	$19,884.6	$240.2	$22,547.1
December 31, 2019	$2,338.0	$23,931.1	$225.7	$26,494.8

With respect to information concerning principal geographic areas, revenues are based on the location of the subsidiary that generally correlates with the location of the customer. Information concerning principal geographic areas is as follows:

			Europe,
	United		Middle East
	States	Canada	and Africa	Asia Pacific	Other	Total

	(in millions)
Revenues
Year Ended December 31, 2020	$3,767.7	$286.9	$332.6	$80.5	$53.7	$4,521.4
Year Ended December 31, 2019	$4,588.3	$352.2	$449.1	$121.7	$70.0	$5,581.3
Year Ended December 31, 2018	$4,621.3	$411.3	$463.2	$122.0	$48.8	$5,666.6

Long Lived Assets
December 31, 2020	$1,874.9	$310.7	$714.3	$11.4	$1.4	$2,912.7
December 31, 2019	$1,361.1	$311.1	$696.2	$12.8	$0.9	$2,382.1

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2020, 2019 and 2018, revenues from L Brands and its affiliates represented approximately 10.3%, 10.6% and 10.8%, respectively, of consolidated revenues and are included in the Card Services segment.

26. SUPPLEMENTAL CASH FLOW INFORMATION

The consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category. The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the consolidated statements of cash flows:

	December 31,	December 31,	December 31,
	2020	2019	2018

	(in millions)
Cash and cash equivalents	$3,081.5	$3,874.4	$3,863.1
Restricted cash included within other current assets (1)	326.3	44.4	60.7
Restricted cash included within redemption settlement assets, restricted (2)	55.4	39.3	43.9
Total cash, cash equivalents and restricted cash	$3,463.2	$3,958.1	$3,967.7
(1)	Includes cash restricted for principal and interest repayments of non-recourse borrowings of consolidated securitized debt and other restricted cash within other current assets. At December 31, 2020, restricted cash included $291.8 million in principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt that matured in February 2021.
(2)	See Note 11, “Redemption Settlement Assets,” for additional information regarding the nature of restrictions on redemption settlement assets.

Non-cash investing and financing activities for the year ended December 31, 2020 included $75.0 million of deferred consideration and the issuance of approximately 1.9 million shares of the Company’s common stock as non-cash consideration in the acquisition of Bread on December 3, 2020. For more information, see Note 5, “Acquisitions.”

Non-cash financing activities for the year ended December 31, 2019 included an exchange agreement with ValueAct Holdings, L.P. pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of the Company’s common stock for an aggregate of 150,000 shares of preferred stock, and ValueAct’s subsequent conversion of all 150,000 shares of preferred stock back to common stock.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

27. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 2020 and 2019 are presented below.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020

	(in millions, except per share amounts)
Revenues	$1,381.8	$979.3	$1,050.5	$1,109.8
Operating expenses	1,217.8	804.6	759.5	851.1
Operating income	164.0	174.7	291.0	258.7
Interest expense, net	138.6	127.7	115.1	112.5
Income from continuing operations before income taxes	25.4	47.0	175.9	146.2
Provision for income taxes	(4.6)	8.6	42.6	52.9
Income from continuing operations	30.0	38.4	133.3	93.3
Loss from discontinued operations, net of taxes	—	—	—	(81.3)
Net income	$30.0	$38.4	$133.3	$12.0

Basic income (loss) per share:
Income from continuing operations	$0.63	$0.81	$2.79	$1.93
Loss from discontinued operations	$—	$—	$—	$(1.68)
Net income per share	$0.63	$0.81	$2.79	$0.25

Diluted income (loss) per share:
Income from continuing operations	$0.63	$0.81	$2.79	$1.93
Loss from discontinued operations	$—	$—	$—	$(1.68)
Net income per share	$0.63	$0.81	$2.79	$0.25

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019

	(in millions, except per share amounts)
Revenues	$1,334.2	$1,348.5	$1,437.6	$1,461.0
Operating expenses	977.3	1,011.2	1,133.4	1,152.0
Operating income	356.9	337.3	304.2	309.0
Interest expense, net	143.9	143.5	140.0	141.6
Income from continuing operations before income taxes	213.0	193.8	164.2	167.4
Provision for income taxes	34.8	51.4	42.6	37.0
Income from continuing operations	178.2	142.4	121.6	130.4
Loss from discontinued operations, net of taxes	(29.1)	(3.4)	(229.2)	(32.9)
Net income (loss)	$149.1	$139.0	$(107.6)	$97.5

Basic income (loss) per share:
Income from continuing operations	$3.36	$2.72	$2.47	$2.73
Loss from discontinued operations	$(0.55)	$(0.07)	$(4.69)	$(0.70)
Net income (loss) per share	$2.81	$2.65	$(2.22)	$2.03

Diluted income (loss) per share:
Income from continuing operations	$3.35	$2.71	$2.41	$2.74
Loss from discontinued operations	$(0.55)	$(0.07)	$(4.54)	$(0.69)
Net income (loss) per share	$2.80	$2.64	$(2.13)	$2.05

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RALPH J. ANDRETTA	President, Chief Executive	February 26, 2021
Ralph J. Andretta	Officer and Director

/S/ TIMOTHY P. KING	Executive Vice President and	February 26, 2021
Timothy P. King	Chief Financial Officer

/S/ LAURA SANTILLAN	Senior Vice President and	February 26, 2021
Laura Santillan	Chief Accounting Officer

/S/ ROGER H. BALLOU	Chairman of the Board, Director	February 26, 2021
Roger H. Ballou

/S/ JOHN C. GERSPACH, JR.	Director	February 26, 2021
John C. Gerspach, Jr.

/S/ RAJESH NATARAJAN	Director	February 26, 2021
Rajesh Natarajan

/S/ TIMOTHY J. THERIAULT	Director	February 26, 2021
Timothy J. Theriault

/S/ LAURIE A. TUCKER	Director	February 26, 2021
Laurie A. Tucker

/S/ SHAREN J. TURNEY	Director	February 26, 2021
Sharen J. Turney

SCHEDULE II

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Write-Offs	Balance at
	Beginning of	Costs and	Net of	End of
Description	Year	Expenses	Recoveries (1)	Year

	(in millions)
Allowance for Doubtful Accounts—Accounts receivable:
Year Ended December 31, 2020	$3.4	$1.1	$(0.5)	$4.0
Year Ended December 31, 2019	$0.4	$3.5	$(0.5)	$3.4
Year Ended December 31, 2018	$0.1	$0.4	$(0.1)	$0.4

(1)	Accounts written off during the year, net of recoveries and foreign exchange impact.

S-II