Form 10-Q
period 2021-03-31
ALLIANCE DATA SYSTEMS CORP
filed 2021-05-05
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 22, 2021, 49,723,638 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020

	(in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$2,858.6	$3,081.5
Accounts receivable, net, less allowance for doubtful accounts ($5.3 million and $4.0 million at March 31, 2021 and December 31, 2020, respectively)	351.9	383.8
Credit card and loan receivables:
Credit card and loan receivables – restricted for securitization investors	10,221.3	11,208.5
Other credit card and loan receivables	5,315.3	5,575.9
Total credit card and loan receivables	15,536.6	16,784.4
Allowance for loan loss	(1,843.3)	(2,008.0)
Credit card and loan receivables, net	13,693.3	14,776.4
Inventories, net	146.0	164.3
Other current assets	519.9	534.9
Redemption settlement assets, restricted	725.7	693.5
Total current assets	18,295.4	19,634.4
Property and equipment, net	296.4	310.9
Right of use assets - operating	218.1	233.2
Deferred tax asset, net	383.5	359.2
Intangible assets, net	74.9	81.7
Goodwill	1,351.1	1,369.6
Other non-current assets	543.5	558.1
Total assets	$21,162.9	$22,547.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$331.9	$328.2
Accrued expenses	447.1	444.7
Current operating lease liabilities	22.7	23.6
Current portion of deposits	6,787.4	6,553.9
Current portion of non-recourse borrowings of consolidated securitization entities	1,862.6	1,850.7
Current portion of long-term and other debt	101.4	101.4
Other current liabilities	266.6	220.9
Deferred revenue	920.4	898.5
Total current liabilities	10,740.1	10,421.9
Deferred revenue	102.2	105.5
Long-term operating lease liabilities	262.5	276.4
Deposits	3,169.5	3,238.7
Non-recourse borrowings of consolidated securitization entities	1,983.2	3,859.2
Long-term and other debt	2,681.5	2,704.3
Other liabilities	459.6	419.5
Total liabilities	19,398.6	21,025.5
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 117.1 million shares at each of March 31, 2021 and December 31, 2020	1.2	1.2
Additional paid-in capital	3,431.3	3,427.2
Treasury stock, at cost, 67.4 million shares at each of March 31, 2021 and December 31, 2020	(6,733.9)	(6,733.9)
Retained earnings	5,108.0	4,832.1
Accumulated other comprehensive loss	(42.3)	(5.0)
Total stockholders’ equity	1,764.3	1,521.6
Total liabilities and stockholders’ equity	$21,162.9	$22,547.1

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2021	2020

	(in millions, except per share amounts)
Revenues
Services	$39.4	$46.6
Redemption, net	104.9	120.9
Finance charges, net	940.6	1,214.3
Total revenue	1,084.9	1,381.8
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	497.5	499.2
Provision for loan loss	33.4	655.9
General and administrative	16.9	23.9
Depreciation and other amortization	22.9	17.4
Amortization of purchased intangibles	11.1	21.4
Total operating expenses	581.8	1,217.8
Operating income	503.1	164.0
Interest expense
Securitization funding costs	33.6	49.9
Interest expense on deposits	45.5	60.3
Interest expense on long-term and other debt, net	29.6	28.4
Total interest expense, net	108.7	138.6
Income before income taxes	394.4	25.4
Provision (benefit) for income taxes	108.2	(4.6)
Net income	$286.2	$30.0

Net income per share (Note 3):
Basic	$5.76	$0.63
Diluted	$5.74	$0.63

Weighted average shares (Note 3):
Basic	49.7	47.6
Diluted	49.8	47.7

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2021	2020

	(in millions)
Net income	$286.2	$30.0

Other comprehensive loss:
Unrealized (loss) gain on securities available-for-sale	(9.0)	2.7
Tax benefit (expense)	0.7	(1.1)
Unrealized (loss) gain on securities available-for-sale, net of tax	(8.3)	1.6

Unrealized gain on cash flow hedges	1.1	0.4
Tax expense	(0.2)	(0.1)
Unrealized gain on cash flow hedges, net of tax	0.9	0.3

Foreign currency translation adjustments (inclusive of deconsolidation of $3.8 million for the three months ended March 31, 2020 related to the sale of a business)	(29.9)	(20.1)

Other comprehensive loss, net of tax	(37.3)	(18.2)

Total comprehensive income, net of tax	$248.9	$11.8

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2021	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at December 31, 2020	117.1	$1.2	$3,427.2	$(6,733.9)	$4,832.1	$(5.0)	$1,521.6
Net income	—	—	—	—	286.2	—	286.2
Other comprehensive loss	—	—	—	—	—	(37.3)	(37.3)
Stock-based compensation	—	—	6.8	—	—	—	6.8
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	(10.3)	—	(10.3)
Other	—	—	(2.7)	—	—	—	(2.7)
Balance at March 31, 2021	117.1	$1.2	$3,431.3	$(6,733.9)	$5,108.0	$(42.3)	$1,764.3

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2020	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at December 31, 2019	115.0	$1.1	$3,257.7	$(6,733.9)	$5,163.3	$(99.9)	$1,588.3
Net income	—	—	—	—	30.0	—	30.0
Cumulative effect adjustment to retained earnings in accordance with ASU 2016-13	—	—	—	—	(485.0)	—	(485.0)
Other comprehensive loss	—	—	—	—	—	(18.2)	(18.2)
Stock-based compensation	—	—	4.7	—	—	—	4.7
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	(29.5)	—	(29.5)
Other	—	0.1	(2.7)	—	—	—	(2.6)
Balance at March 31, 2020	115.0	$1.2	$3,259.7	$(6,733.9)	$4,678.8	$(118.1)	$1,087.7

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2021	2020

	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$286.2	$30.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.0	38.8
Deferred income taxes	(25.8)	(158.7)
Provision for loan loss	33.4	655.9
Non-cash stock compensation	6.8	4.7
Amortization of deferred financing costs	8.5	9.5
Change in other operating assets and liabilities, net of sale of business	154.9	8.6
Other	19.2	(16.3)
Net cash provided by operating activities	517.2	572.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(13.1)	1.0
Change in credit card and loan receivables	1,034.6	1,446.7
Proceeds from sale of business	—	25.4
Proceeds from sale of credit card portfolio	—	289.5
Capital expenditures	(12.2)	(15.7)
Purchases of other investments	(22.3)	(14.0)
Maturities/sales of other investments	22.1	13.2
Other	(0.1)	0.2
Net cash provided by investing activities	1,009.0	1,746.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	—	500.0
Repayments of borrowings	(25.4)	(275.4)
Non-recourse borrowings of consolidated securitization entities	175.0	350.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(2,039.1)	(1,275.0)
Net increase (decrease) in deposits	162.2	(769.4)
Payment of deferred financing costs	(0.2)	(0.6)
Dividends paid	(10.7)	(30.3)
Other	(2.6)	(2.7)
Net cash used in financing activities	(1,740.8)	(1,503.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	(7.6)

Change in cash, cash equivalents and restricted cash	(216.3)	807.8
Cash, cash equivalents and restricted cash at beginning of period	3,463.2	3,958.1
Cash, cash equivalents and restricted cash at end of period	$3,246.9	$4,765.9

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$103.4	$138.3
Income taxes paid, net	$20.5	$44.6

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Alliance Data Systems Corporation (“ADSC” or, including its consolidated subsidiaries and variable interest entities (“VIEs”), the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

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

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. This ASU is elective and is effective upon issuance for all entities. The Company is evaluating the impact that adoption of ASU 2020-04 will have on its consolidated financial statements.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminated certain exceptions within Accounting Standards Codification (“ASC”) 740, “Income Taxes,” and clarified certain aspects of ASC 740 to promote consistency among reporting entities. Most amendments within the standard were required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company’s adoption of this standard on January 1, 2021 did not have a material impact on its consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. REVENUE

The Company’s products and services are reported under two segments—LoyaltyOne and Card Services, as shown below. The following tables present revenue disaggregated by major source:

			Corporate/
Three Months Ended March 31, 2021	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$66.8	$—	$—	$66.8
Short-term loyalty programs	106.3	—	—	106.3
Servicing fees, net	—	(32.3)	—	(32.3)
Revenue from contracts with customers	$173.1	$(32.3)	$—	$140.8

Finance charges, net	—	940.6	—	940.6
Investment income	3.5	—	—	3.5
Total	$176.6	$908.3	$—	$1,084.9

			Corporate/
Three Months Ended March 31, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$71.3	$—	$—	$71.3
Short-term loyalty programs	120.3	—	—	120.3
Servicing fees, net	—	(30.7)	—	(30.7)
Other	3.3	—	0.1	3.4
Revenue from contracts with customers	$194.9	$(30.7)	$0.1	$164.3

Finance charges, net	—	1,214.3	—	1,214.3
Investment income	3.2	—	—	3.2
Total	$198.1	$1,183.6	$0.1	$1,381.8

The following tables present revenue disaggregated by geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

			Corporate/
Three Months Ended March 31, 2021	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$1.0	$908.2	$—	$909.2
Canada	79.9	0.1	—	80.0
Europe, Middle East and Africa	79.4	—	—	79.4
Asia Pacific	14.9	—	—	14.9
Other	1.4	—	—	1.4
Total	$176.6	$908.3	$—	$1,084.9

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

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total

	(in millions)
Balance at January 1, 2021	$247.2	$756.8	$1,004.0
Cash proceeds	40.6	65.9	106.5
Revenue recognized (1)	(49.9)	(52.2)	(102.1)
Other	—	0.3	0.3
Effects of foreign currency translation	3.3	10.6	13.9
Balance at March 31, 2021	$241.2	$781.4	$1,022.6
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$139.0	$781.4	$920.4
Deferred revenue (non-current)	$102.2	$—	$102.2
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $113.4 million in 2021, $85.1 million in 2022, $38.8 million in 2023, and $3.9 million in 2024.

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2021 was $66.9 million and the closing balance as of March 31, 2021 was $71.1 million, with the change due to cash payments received in advance of program performance, offset in part by revenue recognized of approximately $83.2 million during the three months ended March 31, 2021.

Contract Costs

The Company recognizes an asset for the incremental costs of obtaining or fulfilling a contract with the retailer for a credit card program agreement to the extent it expects to recover those costs, in accordance with ASC 340-40, “Other Assets and Deferred Costs.” Contract costs are deferred and amortized on a straight-line basis that is consistent with the transfer of services, which is generally the term of the contract. Depending on the nature of the contract costs, the amortization is recorded as a reduction to revenue, or costs of operations, in the Company’s unaudited condensed consolidated statements of income. As of March 31, 2021 and December 31, 2020, the remaining unamortized contract

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

costs were $296.9 million and $311.1 million, respectively, and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended March 31,
	2021	2020

	(in millions, except per share amounts)
Numerator:
Net income	$286.2	$30.0

Denominator:
Weighted average shares, basic	49.7	47.6
Weighted average effect of dilutive securities:
Net effect of dilutive unvested restricted stock (1)	0.1	0.1
Denominator for diluted calculation	49.8	47.7

Basic net income per share:	$5.76	$0.63
Diluted net income per share:	$5.74	$0.63
(1)	For the three months ended March 31, 2021 and 2020, 0.2 million and 0.3 million of restricted stock units, respectively, were excluded from the calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

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

5. DISPOSITION

On January 10, 2020, the Company sold Precima®, a provider of retail strategy and customer data applications and analytics, to Nielsen Holdings plc for total consideration of $43.8 million. The purchase and sale agreement provided for $10.0 million in contingent consideration based upon the occurrence of specified events and performance of the business, with two earnout determinations in September 2020 and September 2021, respectively. In September 2020, the Company received cash of $5.0 million upon the earnout determination date. At March 31, 2021, the Company estimated the fair value of the remaining contingent purchase price at approximately $1.5 million, which is included in the total consideration below. Precima was included in the Company’s LoyaltyOne segment. The pre-tax gain was recorded in cost of operations in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2020.

January 10,
2020
(in millions)
Total consideration (1)	$43.8
Net carrying value of assets and liabilities (including other comprehensive income)	26.8
Allocation of goodwill	3.2
Strategic transaction costs	5.8
Pre-tax gain on sale of business, net of strategic transaction costs	$8.0
(1)	Consideration as defined included cash associated with the sold Precima entities, which was $10.8 million.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. CREDIT CARD AND LOAN RECEIVABLES

Quantitative information about the components of the Company’s credit card and loan receivables is presented in the table below:

	March 31,	December 31,
	2021	2020

	(in millions)
Credit card receivables	$15,142.0	$16,376.4
Installment loan receivables	131.0	118.0
Other	263.6	290.0
Total credit card and loan receivables	15,536.6	16,784.4
Less: Credit card and loan receivables – restricted for securitization investors	10,221.3	11,208.5
Other credit card and loan receivables	$5,315.3	$5,575.9

Allowance for Loan Loss

The allowance for loan loss is an estimate of expected credit losses, measured over the estimated life of its credit card and loan receivables that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the current expected credit loss (“CECL”) model is significantly influenced by the composition, characteristics and quality of the Company’s portfolio of credit card and loan receivables, as well as the prevailing economic conditions and forecasts utilized. The estimate of the allowance for loan loss includes an estimate for uncollectible principal as well as unpaid interest and fees. Charge-offs of principal amounts, net of recoveries are deducted from the allowance. The allowance is maintained through an adjustment to the provision for loan loss and is evaluated for appropriateness.

Credit Card Receivables

ASC 326, “Financial Instruments—Credit Losses,” requires entities to use a “pooled” approach to estimate expected credit losses for financial assets with similar risk characteristics. To estimate its allowance for loan loss, the Company segregates its credit card receivables into four groups with similar risk characteristics, on the basis of delinquency status and credit quality risk score, which were determined by the Company to be the most significant characteristics for estimating expected credit losses. These risk characteristics are evaluated on at least an annual basis, or more frequently as facts and circumstances warrant. The Company’s credit card receivables do not have stated maturities and therefore prepayments are not factored into the determination of the estimated life of the credit card receivables. In determining the estimated life of a credit card receivable, payments were applied to the measurement date balance with no payments allocated to future purchase activity. The Company uses a combination of First In First Out (“FIFO”) and the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (“CARD Act”) methodology to model balance paydown.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card receivables, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the allowance for loan loss reflects the Company’s best estimate of current expected credit losses. As permitted by ASC 326, the Company excludes unbilled finance charges from its amortized cost basis of credit card and loan receivables. As of March 31, 2021 and December 31, 2020, unbilled finance charges were $201.8 million and $219.4 million, respectively, and are included in other credit card and loan receivables in the Company’s unaudited condensed consolidated balance sheets.

Installment Loan Receivables

The allowance for loan loss for installment loan receivables utilizes a migration model over the remaining life of the loans. The model segments accounts based on three attributes: delinquency, risk score and remaining term. As of March 31, 2021 and December 31, 2020, the allowance for loan loss related to installment loan receivables was $6.5 million and $5.7 million, respectively.

Allowance for Loan Loss Rollforward

The following table presents the Company’s allowance for loan loss for its credit card and loan receivables for the periods indicated:

	Three Months Ended March 31,
	2021 (1)	2020

	(in millions)
Balance at beginning of period	$2,008.0	$1,171.1
Adoption of ASC 326 (2)	—	644.0
Provision for loan loss	33.4	655.9
Recoveries	50.9	67.9
Principal charge-offs	(249.0)	(388.1)
Balance at end of period	$1,843.3	$2,150.8
(1)	With the acquisition of Bread in December 2020, the Company acquired certain installment loans which represented a separate portfolio segment. As the amount of the allowance for loan loss was immaterial, the amounts were included in the above table.
(2)	Recorded January 1, 2020 through a cumulative-effect adjustment to retained earnings, net of taxes.

For the three months ended March 31, 2021, the decrease in the allowance for loan loss was due to a decline in credit card and loan receivables due to the pandemic, improvement in the macroeconomic outlook and lower principal charge-offs. For the three months ended March 31, 2020, the increase in the allowance for loan loss, in addition to the impact of the $644.0 million attributable to the adoption of ASC 326, was due to an increase in delinquent amounts and deterioration of the macroeconomic outlook due to COVID-19.

Net Charge-offs

Net charge-offs include the principal amount of losses that are deemed uncollectible, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as a cost of operations expense. Credit card receivables, including unpaid interest and fees, are charged-off in the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Installment loan receivables, including unpaid interest, are charged-off when a loan is 120 days past due. Credit card receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame. For the three months ended March 31, 2021 and 2020, principal charge-offs, net of recoveries, were $198.1 million and $320.2 million, respectively. Charge-offs for unpaid interest and fees were $130.5 million and $231.9 million for the three months ended March 31, 2021 and 2020, respectively.

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

The following table presents the amortized cost basis of the aging analysis of the Company’s credit card and loan receivables portfolio:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Loan Receivables (1)
	31 to 60 days delinquent	61 to 90 days delinquent	91 or more days delinquent	Total delinquent	Current	Total

	(in millions)
As of March 31, 2021	$193.5	$149.3	$384.8	$727.6	$14,545.4	$15,273.0

As of December 31, 2020	$272.5	$203.3	$439.8	$915.6	$15,578.8	$16,494.4
(1)	As the amount of the installment loans and associated delinquencies were immaterial, the amounts were included in the above table for both the period ended March 31, 2021 and December 31, 2020.

Modified Credit Card Receivables

Forbearance Programs

In response to the COVID-19 pandemic, the Company offered forbearance programs, which provided for short-term modifications in the form of payment deferrals and late fee waivers to borrowers who were current with their payments prior to any relief. As of March 31, 2021 and December 31, 2020, the credit card receivables in these deferral forbearance programs were approximately $115.2 million and $157.4 million, respectively. Additionally, the Company instituted two short-term programs with durations of three and six months, which provide concessions consisting primarily of a reduced minimum payment and an interest rate reduction, the balances of which were $41.8 million and $67.3 million as of March 31, 2021 and December 31, 2020, respectively.

As these short-term modifications were made in response to COVID-19 to borrowers who were current prior to any relief, these are not considered troubled debt restructurings under the Interagency Statement guidance on certain loan modifications and an interpretation of ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors.”

Troubled Debt Restructurings

The Company holds certain credit card receivables for which the terms have been modified. The Company’s modified credit card receivables include credit card receivables for which temporary hardship concessions have been granted and credit card receivables in permanent workout programs. These modified credit card receivables include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card receivables if the credit cardholder complies with the terms of the program. Additionally, the Company instituted two temporary hardship programs with durations of three and six months with similar terms to our short-term forbearance programs. As of March 31, 2021 and December 31, 2020, the outstanding balance of credit card receivables in these two short-term temporary hardship programs treated as troubled debt restructurings totaled approximately $31.1 million and $39.9 million, respectively.

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

The Company had $460.6 million and $489.8 million, respectively, as a recorded investment in impaired credit card receivables as of March 31, 2021 and December 31, 2020, respectively, which represented approximately 3% of the Company’s total credit card receivables as of March 31, 2021 and December 31, 2020, respectively. The average recorded investment in impaired credit card receivables was $481.7 million and $314.7 million for the three months ended March 31, 2021 and 2020, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $8.8 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following table provides information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance

(Dollars in millions)
Troubled debt restructurings – credit card receivables	63,628	$93.2	$93.0	75,065	$112.8	$112.7

The table below summarizes troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance

(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	51,009	$67.0	31,670	$44.0

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

Credit Card Receivables

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality for its credit card receivables. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company’s credit card receivables by obligor credit quality as of March 31, 2021 and December 31, 2020:

	Amortized Cost Revolving Credit Card Receivables
	March 31, 2021		December 31, 2020
		Percentage of		Percentage of
		Amortized		Amortized
Probability of an Account Becoming 91 or More Days Past	Amortized	Cost Basis	Amortized	Cost Basis
Due or Becoming Charged-off (within the next 12 months)	Cost Basis	Outstanding	Cost Basis	Outstanding

	(in millions, except percentages)
No Score	$182.4	1.2%	$204.1	1.2%
27.1% and higher	1,208.3	8.0	1,390.4	8.5
17.1% - 27.0%	780.6	5.2	848.8	5.2
12.6% - 17.0%	841.1	5.6	937.0	5.7
3.7% - 12.5%	6,633.1	43.8	7,305.5	44.6
1.9% - 3.6%	2,633.0	17.4	2,939.5	17.9
Lower than 1.9%	2,863.5	18.8	2,751.1	16.9
Total	$15,142.0	100.0%	$16,376.4	100.0%

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

Installment Loan Receivables

The amortized cost basis of the Company’s installment loan receivables totaled $131.0 million and $118.0 million as of March 31, 2021 and December 31, 2020, respectively. Approximately 86% of these loans were originated by customers with Fair Isaac Corporation (“FICO”) scores of 660 or above, and approximately 14% of these loans were originated by customers with FICO scores below 660 for each of the periods ended March 31, 2021 and December 31, 2020, respectively.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card and loan receivables through its trusts. The Company continues to own and service the accounts that generate credit card and loan receivables held by the trusts. In its capacity as a servicer, each of the respective entities earns a fee from the trusts to service and administer the credit card and loan receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2021 and 2020.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	March 31,	December 31,
	2021	2020

	(in millions)
Total credit card and loan receivables – restricted for securitization investors	$10,221.3	$11,208.5
Principal amount of credit card and loan receivables – restricted for securitization investors, 91 days or more past due	$174.7	$200.8

	Three Months Ended
	March 31,
	2021	2020

	(in millions)
Net charge-offs of securitized principal	$131.1	$239.5

7. INVENTORIES, NET

Inventories, net of $146.0 million and $164.3 million at March 31, 2021 and December 31, 2020, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

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

	March 31, 2021				December 31, 2020
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
Marketable securities	$218.2	$5.5	$(1.7)	$222.0	$219.0	$6.4	$—	$225.4
Total	$218.2	$5.5	$(1.7)	$222.0	$219.0	$6.4	$—	$225.4

The following table shows the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position. Unrealized losses as of December 31, 2020 were de minimis.

	March 31, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Marketable securities	$41.7	$(1.7)	$—	$—	$41.7	$(1.7)
Total	$41.7	$(1.7)	$—	$—	$41.7	$(1.7)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The amortized cost and estimated fair value of the marketable securities at March 31, 2021 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in millions)
Due in one year or less (1)	$45.7	$45.7
Due after one year through five years	0.7	0.7
Due after five years through ten years	—	—
Due after ten years	171.8	175.6
Total	$218.2	$222.0
(1)	Includes mutual funds, which do not have a stated maturity.

Market values were determined for each individual security in the investment portfolio. For available-for-sale debt securities in which fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of March 31, 2021, the Company does not consider its investments to be impaired.

There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2021 and 2020.

9. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	March 31, 2021				December 31, 2020
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
Restricted cash	$71.8	$—	$—	$71.8	$55.4	$—	$—	$55.4
Mutual funds	26.5	—	—	26.5	26.9	—	—	26.9
Corporate bonds	614.9	14.6	(2.1)	627.4	592.3	19.1	(0.2)	611.2
Total	$713.2	$14.6	$(2.1)	$725.7	$674.6	$19.1	$(0.2)	$693.5

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Corporate bonds	$124.5	$(2.0)	$10.5	$(0.1)	$135.0	$(2.1)
Total	$124.5	$(2.0)	$10.5	$(0.1)	$135.0	$(2.1)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	December 31, 2020
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Corporate bonds	$46.2	$(0.1)	$10.3	$(0.1)	$56.5	$(0.2)
Total	$46.2	$(0.1)	$10.3	$(0.1)	$56.5	$(0.2)

The amortized cost and estimated fair value of the securities at March 31, 2021 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in millions)
Due in one year or less (1)	$139.9	$140.6
Due after one year through five years	469.7	482.2
Due after five year through ten years	31.8	31.1
Total	$641.4	$653.9
(1)	Includes mutual funds, which do not have a stated maturity.

Market values were determined for each individual security in the investment portfolio. For available-for-sale debt securities in which fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of March 31, 2021, the Company does not consider its investments to be impaired.

There were no realized gains or losses from the sale of investment securities for the three months ended March 31, 2021 and 2020.

10. LEASES

The Company has operating leases for general office properties, warehouses, data centers, customer care centers, automobiles and certain equipment. As of March 31, 2021, the Company’s leases have remaining lease terms of less than 1 year to 17 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in millions)
Operating lease cost	$11.1	$10.2
Short-term lease cost	0.2	0.3
Variable lease cost	1.6	0.2
Total	$12.9	$10.7

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Other information related to leases was as follows:

	March 31,	March 31,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	10.7	11.3
Weighted-average discount rate:
Operating leases	5.3%	5.2%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.3	$14.4
Right of use assets obtained in exchange for lease obligations:
Operating leases	$1.7	$2.6

Maturities of the lease liabilities as of March 31, 2021 were as follows:

Operating
Year	Leases
(in millions)
2021 (excluding the three months ended March 31, 2021)	$27.0
2022	39.9
2023	37.0
2024	34.7
2025	33.8
Thereafter	206.7
Total undiscounted lease liabilities	379.1
Less: Amount representing interest	(93.9)
Total present value of minimum lease payments	$285.2

Amounts recognized in the March 31, 2021 consolidated balance sheet:
Current operating lease liabilities	$22.7
Long-term operating lease liabilities	262.5
Total	$285.2

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	March 31, 2021
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in millions)
Definite-Lived Assets
Customer contracts and lists	$348.9	$(341.1)	$7.8	3 years—straight line
Premium on purchased credit card portfolios	137.2	(78.1)	59.1	3-13 years—straight line
Collector database	55.7	(55.3)	0.4	5 years—straight line
Tradenames	33.6	(29.2)	4.4	4-15 years—straight line
Non-compete agreements	2.2	(0.2)	2.0	5 years—straight line
	$577.6	$(503.9)	$73.7
Indefinite-Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$578.8	$(503.9)	$74.9

	December 31, 2020
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in millions)
Definite-Lived Assets
Customer contracts and lists	$363.0	$(354.5)	$8.5	3-7 years—straight line
Premium on purchased credit card portfolios	137.2	(72.8)	64.4	3-13 years—straight line
Collector database	55.0	(54.5)	0.5	5 years—straight line
Tradenames	35.0	(30.1)	4.9	4-15 years—straight line
Non-compete agreements	2.2	—	2.2	5 years—straight line
	$592.4	$(511.9)	$80.5
Indefinite-Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$593.6	$(511.9)	$81.7

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in millions)
2021 (excluding the three months ended March 31, 2021)	$19.2
2022	21.0
2023	16.1
2024	11.2
2025	2.4
Thereafter	3.8

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne	Card Services	Total

	(in millions)
Balance at January 1, 2021	$736.0	$633.6	$1,369.6
Effects of foreign currency translation	(18.5)	—	(18.5)
Balance at March 31, 2021	$717.5	$633.6	$1,351.1

The Company tests goodwill for impairment annually, or when events and circumstances change that would indicate the carrying value may not be recoverable. As of March 31, 2021, the Company does not believe it is more likely than not that the fair value of any reporting unit is less than its carrying amount. No further testing of goodwill impairments will be performed until July 1, 2021, unless events occur or circumstances indicate an impairment is probable.

12. DEBT

Debt consists of the following:

	March 31,	December 31,
Description	2021	2020	Maturity	Interest Rate

	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$—	$—	December 2022	(1)
2017 term loans	1,459.0	1,484.3	December 2022	(2)
BrandLoyalty credit agreement	—	—	April 2024	(3)
Senior notes due 2024	850.0	850.0	December 2024	4.750%
Senior notes due 2026	500.0	500.0	January 2026	7.000%
Total long-term and other debt	2,809.0	2,834.3
Less: Unamortized debt issuance costs	26.1	28.6
Less: Current portion	101.4	101.4
Long-term portion	$2,681.5	$2,704.3

Deposits:
Certificates of deposit	$5,732.7	$6,014.9	Various – Apr 2021 to Mar 2026	0.15% to 3.75%
Money market deposits	4,234.6	3,790.2	Non-maturity	(4)
Total deposits	9,967.3	9,805.1
Less: Unamortized debt issuance costs	10.4	12.5
Less: Current portion	6,787.4	6,553.9
Long-term portion	$3,169.5	$3,238.7

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$2,898.9	$3,423.8	Various – Jun 2021 to Sep 2022	2.03% to 3.95%
Conduit asset-backed securities	900.0	2,205.1	Various – Apr 2022 to Oct 2022	(5)
Secured loan facility	52.2	86.3	November 2022	(6)
Total non-recourse borrowings of consolidated securitization entities	3,851.1	5,715.2
Less: Unamortized debt issuance costs	5.3	5.3
Less: Current portion	1,862.6	1,850.7
Long-term portion	$1,983.2	$3,859.2
(1)	The interest rate is based upon LIBOR plus an applicable margin.
(2)	The interest rate is based upon LIBOR plus an applicable margin. The weighted average interest rate for the term loans was 1.86% and 1.90% at March 31, 2021 and December 31, 2020, respectively.
(3)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(4)	The interest rates are based on the Federal Funds rate plus an applicable margin. At March 31, 2021, the interest rates ranged from 0.36% to 3.50%. At December 31, 2020, the interest rates ranged from 0.38% to 3.50%.
(5)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At March 31, 2021, the interest rates ranged from 1.35% to 1.87%. At December 31, 2020, the interest rates ranged from 1.39% to 1.89%.
(6)	The interest rate is based upon LIBOR plus an applicable margin. The weighted average interest rate for the secured loan facility was 3.90% at each of March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021, the Company was in compliance with its financial covenants.

Long-term and Other Debt

Credit Agreement

As of March 31, 2021, the Company had $1,459.0 million in term loans outstanding with $750.0 million total availability under the revolving line of credit.

BrandLoyalty Credit Agreement

In the first quarter of 2021, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, amended its credit agreement to extend the maturity date by one year from April 3, 2023 to April 3, 2024.

As of March 31, 2021, there were no amounts outstanding under the BrandLoyalty Credit Agreement.

Non-Recourse Borrowings of Consolidated Securitization Entities

Asset-Backed Term Notes

In February 2021, $591.5 million of Series 2018-A asset-backed term notes, $66.5 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

As of March 31, 2021, the Company collected $294.4 million of principal payments made by its credit cardholders during the accumulation period for the repayment of the Series 2016-A notes, which mature June 15, 2021. The cash is restricted to the securitization investors and is reflected in other current assets in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2021.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables for certain of its trusts.

As of March 31, 2021, total capacity under the conduit facilities was $3.2 billion, of which $900.0 million had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

13. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in foreign currency exchange rates. Certain derivatives used to manage the Company’s exposure to foreign currency exchange rate movements are not designated as hedges and do not qualify for hedge accounting. The fair value of the Company’s derivative instruments as of March 31, 2021 was $0.8 million included in other current assets and $1.2 million included in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The fair value of the Company’s derivative instruments as of December 31, 2020 was $0.4

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

million included in other current assets and $1.5 million included in other current liabilities in the Company’s unaudited condensed consolidated balance sheets.

14. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

On September 10, 2019, Comenity Capital Bank submitted a bank merger application to the Federal Deposit Insurance Corporation (“FDIC”) seeking the FDIC’s approval to merge Comenity Bank with and into Comenity Capital Bank as the surviving bank entity. On the same date, Comenity Capital Bank and Comenity Bank each submitted counterpart bank merger applications to the Utah Department of Financial Institutions and the Delaware Office of the State Bank Commissioner, respectively, in connection with the proposed merger. On April 20, 2021, Comenity Capital Bank withdrew its bank merger application with the FDIC. On May 3, 2021, each of Comenity Capital Bank and Comenity Bank similarly withdrew their counterpart bank merger applications in Utah and Delaware, respectively.

Indemnification

On July 1, 2019, the Company completed the sale of its Epsilon segment to Publicis Groupe S.A. (“Publicis”). Under the terms of the agreement governing that transaction, the Company agreed to indemnify Publicis and its affiliates from and against any losses arising out of or related to a United States Department of Justice (“DOJ”) investigation. The DOJ investigation related to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon actively cooperated with the DOJ in connection with the investigation. On January 19, 2021, Epsilon entered into a deferred prosecution agreement (“DPA”) with the DOJ to resolve the matters that were the subject of the investigation. Pursuant to the DPA, Epsilon agreed, among other things, to pay penalties and consumer compensation in the aggregate amount of $150.0 million, to be paid in two equal installments, the first in January 2021 and the second in January 2022. In accordance with ASC 450, “Contingencies,” the Company records a loss contingency when a loss is probable and an amount can be reasonably estimated, and therefore as of December 31, 2020, a $150.0 million liability was recorded. The Company paid $75.0 million to Publicis pursuant to its contractual indemnification obligation in January 2021. As of March 31, 2021, the Company has $75.0 million included in accrued expenses in its unaudited condensed consolidated balance sheets.

15. STOCKHOLDERS’ EQUITY

Stock Compensation Expense

During the three months ended March 31, 2021, the Company awarded 611,312 service-based restricted stock units with a weighted average grant date fair value per share of $86.89 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2021, the Company awarded 95,762 performance-based restricted stock units with pre-defined vesting criteria that permit a range from 0% to 170% to be earned, subject to a market-based condition. The fair market value of these awards is $92.62 and was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation, expected volatility and risk-free rate over a three-year time horizon matching the performance period. If the performance targets are met, the restrictions will lapse with respect to the entire award on February 16, 2024, provided that the participant is employed by the Company on the vesting date.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in millions)
Cost of operations	$4.0	$2.7
General and administrative	2.8	2.0
Total	$6.8	$4.7

Dividends

On January 28, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock to stockholders of record at the close of business on February 12, 2021, resulting in a dividend payment of $10.4 million on March 18, 2021. Additionally, the Company paid $0.3 million in cash related to dividend equivalent rights for the three months ended March 31, 2021.

On April 29, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock, payable on June 18, 2021 to stockholders of record at the close of business on May 14, 2021.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended March 31, 2021	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at December 31, 2020	$23.2	$(0.7)	$(7.5)	$(20.0)	$(5.0)
Changes in other comprehensive income (loss)	(8.3)	0.9	—	(29.9)	(37.3)
Balance at March 31, 2021	$14.9	$0.2	$(7.5)	$(49.9)	$(42.3)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended March 31, 2020	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at December 31, 2019	$2.5	$(0.1)	$(7.5)	$(94.8)	$(99.9)
Changes in other comprehensive income (loss)	1.6	0.3	—	(23.9)	(22.0)
Recognition resulting from the sale of Precima's foreign subsidiaries	—	—	—	3.8	3.8
Balance at March 31, 2020	$4.1	$0.2	$(7.5)	$(114.9)	$(118.1)

(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

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

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
Financial assets
Credit card and loan receivables, net	$13,693.3	$15,977.1	$14,776.4	$17,301.2
Redemption settlement assets, restricted	725.7	725.7	693.5	693.5
Other investments	222.0	222.0	225.4	225.4
Derivative instruments	0.8	0.8	0.4	0.4
Financial liabilities
Derivative instruments	1.2	1.2	1.5	1.5
Deposits	9,956.9	10,146.1	9,792.6	10,015.9
Non-recourse borrowings of consolidated securitization entities	3,845.8	3,903.1	5,709.9	5,783.4
Long-term and other debt	2,782.9	2,870.4	2,805.7	2,875.1

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

Other investments — Other investments consist of marketable securities and are included in other current assets and other non-current assets in the unaudited condensed consolidated balance sheets. Other investments are recorded at fair value based on quoted market prices for the same or similar securities.

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2021 and December 31, 2020:

		Fair Value Measurements at
		March 31, 2021 Using
	Balance at
	March 31,
	2021	Level 1	Level 2	Level 3

	(in millions)
Mutual funds (1)	$26.5	$26.5	$—	$—
Corporate bonds (1)	627.4	—	627.4	—
Marketable securities (2)	222.0	33.8	188.2	—
Derivative instruments (3)	0.8	—	0.8	—
Total assets measured at fair value	$876.7	$60.3	$816.4	$—

Derivative instruments (3)	$1.2	$—	$1.2	$—
Total liabilities measured at fair value	$1.2	$—	$1.2	$—

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of March 31, 2021 and December 31, 2020:

	Fair Value Measurements at
	March 31, 2021
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and loan receivables, net	$15,977.1	$—	$—	$15,977.1
Total	$15,977.1	$—	$—	$15,977.1

Financial liabilities:
Deposits	$10,146.1	$—	$10,146.1	$—
Non-recourse borrowings of consolidated securitization entities	3,903.1	—	3,903.1	—
Long-term and other debt	2,870.4	—	2,870.4	—
Total	$16,919.6	$—	$16,919.6	$—

	Fair Value Measurements at
	December 31, 2020
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and loan receivables, net	$17,301.2	$—	$—	$17,301.2
Total	$17,301.2	$—	$—	$17,301.2

Financial liabilities:
Deposits	$10,015.9	$—	$10,015.9	$—
Non-recourse borrowings of consolidated securitization entities	5,783.4	—	5,783.4	—
Long-term and other debt	2,875.1	—	2,875.1	—
Total	$18,674.4	$—	$18,674.4	$—

18. INCOME TAXES

For the three months ended March 31, 2021 and 2020, the Company utilized an effective tax rate of 27.4% and (18.1)%, respectively, to calculate its provision for income taxes. The negative effective tax rate in the first quarter of 2020 was primarily related to a discrete tax benefit and reduction of tax reserves following a favorable settlement with a state tax authority.

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

Corporate and other consists of corporate overhead not allocated to either of the Company’s segments.

Effective with the first quarter of 2021, the Company changed its measure of segment operating profit from adjusted EBITDA and adjusted EBITDA, net to income before income taxes, as income before income taxes is now the primary performance metric utilized by the chief operating decision maker to allocate resources and assess performance of the segments. Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Segment operating results for the three months ended March 31, 2020 have been presented to align with the current year presentation. This change had no impact on previously reported financial information.

			Corporate/
Three Months Ended March 31, 2021	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$176.6	$908.3	$—	$1,084.9
Other operating expenses	135.9	361.5	17.0	514.4
Provision for loan loss	—	33.4	—	33.4
Depreciation and amortization	9.0	24.4	0.6	34.0
Operating income (loss)	31.7	489.0	(17.6)	503.1
Interest expense, net	—	79.1	29.6	108.7
Income (loss) before income taxes	$31.7	$409.9	$(47.2)	$394.4

			Corporate/
Three Months Ended March 31, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$198.1	$1,183.6	$0.1	$1,381.8
Other operating expenses	133.5	365.7	23.9	523.1
Provision for loan loss	—	655.9	—	655.9
Depreciation and amortization	18.2	19.7	0.9	38.8
Operating income (loss)	46.4	142.3	(24.7)	164.0
Interest expense, net	(0.3)	110.2	28.7	138.6
Income (loss) before income taxes	$46.7	$32.1	$(53.4)	$25.4

20. SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows:

	March 31,	March 31,
	2021	2020

	(in millions)
Cash and cash equivalents	$2,858.6	$4,456.8
Restricted cash included within other current assets (1)	316.5	253.2
Restricted cash included within redemption settlement assets, restricted (2)	71.8	55.9
Total cash, cash equivalents and restricted cash	$3,246.9	$4,765.9
(1)	Includes cash restricted for principal and interest repayments of non-recourse borrowings of consolidated securitized debt and other restricted cash within other current assets. At March 31, 2021, restricted cash included $294.4 million in principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt maturing in June 2021. At March 31, 2020, restricted cash included $225.3 million in principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt that matured in May 2020.
(2)	See Note 9, “Redemption Settlement Assets,” for additional information regarding the nature of restrictions on redemption settlement assets.

Index

Caution Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding strategic initiatives, our expected operating results, future economic conditions including currency exchange rates, future dividend declarations and the guidance we give with respect to our anticipated financial performance. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	continuing impacts related to COVID-19, including government economic stimulus, relief measures for impacted borrowers and depositors, labor shortages due to quarantine, reduction in demand from clients, supply chain disruption for our reward suppliers and disruptions in the airline or travel industries;
●	loss of, or reduction in demand for services from, significant clients;
●	increases in fraudulent activity, net charge-offs in credit card and loan receivables or increases or volatility in the allowance for loan loss that may result from the application of the current expected credit loss model;
●	failure to identify, complete or successfully integrate or disaggregate business acquisitions or divestitures;
●	continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	increases in the cost of doing business, including market interest rates;
●	inability to access financial or capital markets, including asset-backed securitization funding or deposits markets;
●	loss of active AIR MILES® Reward Program collectors;
●	increased redemptions by AIR MILES Reward Program collectors;
●	unfavorable fluctuations in foreign currency exchange rates;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
●	increases in Federal Deposit Insurance Corporation, Delaware or Utah regulatory capital requirements or other support for our banks;
●	failure to maintain exemption from regulation under the Bank Holding Company Act;
●	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors set forth in the Risk Factors section in our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A and elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

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

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on February 26, 2021.

2021 First Quarter Financial Highlights

Results of operations for the first quarter of 2021 continued to be impacted by the COVID-19 pandemic; however, we continue to see improvement in key credit metrics and continued sequential improvement in business conditions. Financial highlights for the first quarter of 2021 as compared to the corresponding prior year period are as follows:

●	For the three months ended March 31, 2021, as compared to the three months ended March 31, 2020:
●	Revenue decreased $296.9 million, or 21%, to $1,084.9 million.
●	Provision for loan loss decreased $622.5 million, or 95%, to $33.4 million
●	Income before income taxes increased $369.0 million, or 1,452%, to $394.4 million.
●	Net income increased $256.2 million, or 854%, to $286.2 million.
●	We paid dividends and dividend equivalent rights of $10.7 million for the three months ended March 31, 2021.
●	On April 14, 2021, the Company announced that Perry Beberman will be named Executive Vice President and Chief Financial Officer, effective July 6, 2021. Mr. Beberman served most recently as Senior Vice President and Finance Executive for Bank of America’s Consumer and Wealth Management Lending Products. He succeeds Mr. King who resigned as Executive Vice President and Chief Financial Officer on April 13, 2021.

COVID-19 Update

On March 11, 2020, the World Health Organization declared the current coronavirus, or COVID-19, outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19, international, provincial, federal, state and local government or other authorities have imposed varying degrees of restrictions on social and commercial activity in an effort to improve health and safety. As the global COVID-19 pandemic has continued to evolve, our priority has been and continues to be, the health and safety of our employees, with the vast majority of our employees continuing to work from home.

The effects of the COVID-19 pandemic impacted our results and year-over-year comparisons; however, credit metrics have remained resilient, with a net loss rate of 5.0% for the three months ended March 31, 2021, and a delinquency rate of 3.8% for the period ended March 31, 2021. Improvement in the net loss rate is a result of prudent risk management strategy changes, deliberate underwriting actions, and direct consumer stimulus payments. Credit sales year-over-year performance strengthened versus the previous quarter. The majority of the credit sales improvement can be attributed to in‐store sales, which have benefitted from increased consumer confidence and mobility. However, redemptions in our AIR MILES Reward Program declined 26% largely due to the downturn in the travel market as a result of the pandemic and related restrictions such as border closures repressing travel-related redemptions. The AIR MILES Reward Program continues to pivot the rewards portfolio to emphasize more non‐travel options, driving higher merchandise redemptions. In addition, the AIR MILES Reward Program is working with airline partners to plan for the eventual return of airline travel with optimism for the second half of the year. At BrandLoyalty, uncertainty remains with many European countries still in lockdown; however, new program activity is increasing with consumers actively engaged in loyalty campaigns, with particular success in products focused on the home.

Despite the emergence of vaccines, surges in COVID-19 cases, including variants of the strain, may cause people to self-quarantine or governments to shut down nonessential businesses again. The broad availability of COVID-19 vaccines and the willingness of individuals to be vaccinated are difficult to predict. The pace and shape of the COVID-19 recovery as well as the impact and extent of potential resurgences is not presently known. We continue to evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and current and potential impact on our business and financial position. However, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our future results of operations or cash flows at this time.

Index

Consolidated Results of Operations

	Three Months Ended March 31,
	2021	2020	% Change

	(in millions, except percentages)
Revenues
Services	$39.4	$46.6	(15)%
Redemption, net	104.9	120.9	(13)
Finance charges, net	940.6	1,214.3	(23)
Total revenue	1,084.9	1,381.8	(21)
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	497.5	499.2	—
Provision for loan loss	33.4	655.9	(95)
General and administrative	16.9	23.9	(29)
Depreciation and other amortization	22.9	17.4	31
Amortization of purchased intangibles	11.1	21.4	(48)
Total operating expenses	581.8	1,217.8	(52)
Operating income	503.1	164.0	207
Interest expense
Securitization funding costs	33.6	49.9	(33)
Interest expense on deposits	45.5	60.3	(25)
Interest expense on long-term and other debt, net	29.6	28.4	5
Total interest expense, net	108.7	138.6	(22)
Income before income taxes	394.4	25.4	1,452
Provision (benefit) for income taxes	108.2	(4.6)	nm *
Net income	$286.2	$30.0	854%

Key Operating Metrics:
Credit sales	$6,043.3	$6,099.1	(1)%
Average credit card and loan receivables	$15,785.0	$18,294.4	(14)%
AIR MILES reward miles issued	1,111.6	1,315.8	(16)%
AIR MILES reward miles redeemed	739.4	994.0	(26)%

*	not meaningful

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenue. Total revenue decreased $296.9 million, or 21%, to $1,084.9 million for the three months ended March 31, 2021 from $1,381.8 million for the three months ended March 31, 2020. The decrease was due to the following:

●	Services. Revenue decreased $7.2 million, or 15%, to $39.4 million for the three months ended March 31, 2021 due to an $8.4 million decrease in other servicing fees charged to cardholders due to a decline in revenue from certain payment protection products driven by lower volumes. Additionally, the sale of Precima in January 2020 resulted in a $1.9 million decrease in revenue as compared to the prior year. These decreases were offset in part by an increase in merchant fee revenue due to decreased royalty payments to our retailers.
●	Redemption, net. Revenue decreased $16.0 million, or 13%, to $104.9 million for the three months ended March 31, 2021 as redemption revenue from our short-term loyalty programs decreased $14.3 million due to a decline in programs in markets across most regions due to the impact of COVID-19. In response to COVID-19, certain of our customers have delayed their short-term loyalty programs.
●	Finance charges, net. Revenue decreased $273.7 million, or 23%, to $940.6 million for the three months ended March 31, 2021. The decline was due to a 15% decrease in average credit card and loans including those held for sale, which decreased revenue by $181.2 million, and an approximate 230 basis point decrease in finance charge yield, which decreased revenue by $92.5 million. The decrease in credit card and loan receivables was due to increases in payment rates that benefitted from government economic stimulus programs, a 1% decline in credit sales as a result of COVID-19 and the sale of a credit card portfolio in 2020. The decrease in finance charge yield was due to lower late fees resulting from a lower level of delinquencies, and the reduction in market interest rates in 2020.

Index

Cost of operations. Cost of operations decreased $1.7 million to $497.5 million for the three months ended March 31, 2021 as compared to $499.2 million for the three months ended March 31, 2020. The net decrease was due to the following:

●	Within the LoyaltyOne segment, cost of operations increased $2.4 million due to the gain on sale of Precima in January 2020 that did not recur in the current year quarter, offset in part by a $7.5 million decrease in cost of redemptions due to the decline in redemption revenue discussed above.
●	Within the Card Services segment, cost of operations decreased $4.1 million due to a $47.2 million decline in various credit card costs due to reductions in volume and operational improvements, which included a $37.0 million reduction in fraud losses, and a $4.2 million decline in valuation adjustments related to certain portfolios within credit card receivables held for sale in the prior year quarter. These decreases were offset in part by a $27.7 million increase in payroll and benefits costs primarily due to an increase in incentive compensation and the acquisition of Bread in December 2020, and a $20.4 million gain on sale of a credit card portfolio for the three months ended March 31, 2020 that did not recur in the current year quarter.

Provision for loan loss. Provision for loan loss decreased $622.5 million, or 95%, to $33.4 million for the three months ended March 31, 2021 as compared to $655.9 million for the three months ended March 31, 2020. The decrease in the provision for loan loss in the current year quarter was due to improved credit performance, lower net-charge-offs and improving macroeconomic indicators. In the first quarter of 2020 there was a significant increase in the provision due to a reserve build in the allowance for loan loss due to the deterioration of the global macroeconomic outlook as a result of the onset of COVID-19.

General and administrative. General and administrative expenses decreased $7.0 million, or 29%, to $16.9 million for the three months ended March 31, 2021 as compared to $23.9 million for the three months ended March 31, 2020, due to a decrease in payroll and benefits expense due to lower medical claims.

Depreciation and other amortization. Depreciation and other amortization increased $5.5 million, or 31%, to $22.9 million for the three months ended March 31, 2021 as compared to $17.4 million for the three months ended March 31, 2020, primarily due to $4.9 million in accelerated depreciation expense of fixed assets resulting from the Company’s real estate optimization plans.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $10.3 million, or 48%, to $11.1 million for the three months ended March 31, 2021, as compared to $21.4 million for the three months ended March 31, 2020, primarily due to certain fully amortized intangible assets, including BrandLoyalty customer contracts, offset in part by $5.4 million in amortization of purchased intangibles associated with the acquisition of Bread in December 2020.

Interest expense, net. Total interest expense, net decreased $29.9 million, or 22%, to $108.7 million for the three months ended March 31, 2021 as compared to $138.6 million for the three months ended March 31, 2020. The net decrease was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $16.3 million due to lower average borrowings, which decreased funding costs by approximately $12.6 million, and lower average interest rates, which decreased funding costs by approximately $3.7 million.
●	Interest expense on deposits. Interest expense on deposits decreased $14.8 million due to lower average balances outstanding, which decreased funding costs by approximately $10.0 million, and lower average interest rates, which decreased funding costs by approximately $4.8 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $1.2 million primarily due to an $8.8 million increase in interest expense due to the issuance of senior notes in September 2020 and a $0.6 million increase in amortization of debt issuance costs. This was offset in part by an $8.9 million decrease in interest expense on term debt due to lower average borrowings.

Taxes. Provision for income taxes was $108.2 million for the three months ended March 31, 2021, while the income tax benefit was $4.6 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was 27.4% as compared to (18.1)% for the prior year quarter. The increase in tax expense in the first quarter of 2021 was primarily related to an increase in taxable income in the first quarter of 2021. In addition, the

Index

effective tax rate for the first quarter of 2020 was impacted by a discrete tax benefit and reduction of tax reserves following a favorable settlement with a state tax authority.

Segment Revenue and Income (Loss) Before Income Taxes

	Three Months Ended March 31,
	2021	2020	% Change

	(in millions, except percentages)
Revenue:
LoyaltyOne	$176.6	$198.1	(11)%
Card Services	908.3	1,183.6	(23)
Corporate/Other	—	0.1	nm *
Total	$1,084.9	$1,381.8	(21)%

Income (Loss) Before Income Taxes
LoyaltyOne	$31.7	$46.7	(32)%
Card Services	409.9	32.1	1,179
Corporate/Other	(47.2)	(53.4)	(12)
Total	$394.4	$25.4	1,452%

*	not meaningful

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenue. Total revenue decreased $296.9 million, or 21%, to $1,084.9 million for the three months ended March 31, 2021 from $1,381.8 million for the three months ended March 31, 2020. The decrease was due to the following:

●	LoyaltyOne. Revenue decreased $21.5 million, or 11%, to $176.6 million for the three months ended March 31, 2021 as revenue from our short-term loyalty programs decreased $15.3 million due to a decline in programs in markets across most regions due to the impact of COVID-19. Redemption revenue and servicing revenue in our coalition loyalty program were negatively impacted by a 16% decline in AIR MILES reward miles issued and a 26% decline in AIR MILES reward miles redeemed. Additionally, the sale of Precima in January 2020 resulted in a $1.9 million decrease in revenue.
●	Card Services. Revenue decreased $275.3 million, or 23%, to $908.3 million for the three months ended March 31, 2021, driven by a $273.7 million decrease in finance charges, net due to a decline in credit card and loan receivables resulting from higher payment rates, lower sales volumes resulting from COVID-19 and the sale of a credit card portfolio in 2020, and a decrease in yield due to lower late fees resulting from a lower level of delinquencies, and interest rate cuts in 2020.

Income Before Income Taxes. Income before income taxes increased $369.0 million, or 1,452%, to $394.4 million for the three months ended March 31, 2021 from $25.4 million for the three months ended March 31, 2020. The net increase was due to the following:

●	LoyaltyOne. Income before income taxes decreased $15.0 million, or 32%, to $31.7 million for the three months ended March 31, 2021. The decline in income before income taxes was due to lost margin from the decline in revenue discussed above and the gain on sale of Precima in January 2020 that did not recur in the current year quarter, offset in part by improved expense management and an $11.4 million decrease in amortization of purchased intangibles due to certain fully amortized intangible assets.
●	Card Services. Income before income taxes increased $377.8 million, or 1,179%, to $409.9 million for the three months ended March 31, 2021 due to a $622.5 million decrease in the provision for loan loss due to the decline in credit card and loan receivables and the change in the reserve rate and a $31.1 million decrease in interest expense, net due to lower average balances, offset in part by the decrease in revenue discussed above.
●	Corporate/Other. Loss before income taxes decreased $6.2 million for the three months ended March 31, 2021 due to a decrease in payroll and benefits expense from lower medical claims.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio based on the principal balances of our credit card and loan receivables:

	March 31,	% of	December 31,	% of
	2021	Total	2020	Total

	(in millions, except percentages)
Receivables outstanding ─ principal	$14,805.4	100.0%	$15,963.3	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$164.1	1.1%	$229.9	1.4%
61 to 90 days	120.3	0.8	162.8	1.0
91 or more days	280.0	1.9	315.2	2.0
Total	$564.4	3.8%	$707.9	4.4%

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

	Three Months Ended
	March 31,
	2021	2020

	(in millions, except percentages)
Average credit card and loan receivables	$15,785.0	$18,294.4
Net charge-offs of principal receivables	198.1	320.2
Net charge-offs as a percentage of average credit card and loan receivables	5.0%	7.0%

Index

Liquidity and Capital Resources

Our primary sources of liquidity include cash generated from operating activities, our credit agreements and issuances of debt or equity securities, our credit card securitization program and deposits issued by Comenity Bank and Comenity Capital Bank. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources. We introduced a consumer retail deposit platform in 2019, and retail deposits comprised approximately $2.2 billion of our $10.0 billion in deposits outstanding at March 31, 2021.

Our primary uses of cash are for ongoing business operations, repayments of our debt, capital expenditures, investments or acquisitions, stock repurchases and payments of dividends.

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

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $517.2 million and $572.5 million for the three months ended March 31, 2021 and 2020, respectively. The year-over-year decrease in operating cash flows of $55.3 million was impacted by the provision for loan loss, offset in part by an increase in working capital.

Investing Activities. Cash provided by investing activities was $1,009.0 million and $1,746.3 million for the three months ended March 31, 2021 and 2020, respectively. Significant components of investing activities are as follows:

●	Credit card and loan receivables. Cash increased $1,034.6 million and $1,446.7 million for the three months ended March 31, 2021 and 2020, respectively, due to seasonal paydown of credit card and loan receivables.
●	Proceeds from sale of business. During the three months ended March 31, 2020, we received cash consideration of $25.4 million from the sale of Precima.
●	Proceeds from sale of credit card portfolio. During the three months ended March 31, 2020, we received cash consideration of $289.5 million from the sale of a credit card portfolio.
●	Capital expenditures. Cash paid for capital expenditures was $12.2 million and $15.7 million for the three months ended March 31, 2021 and 2020, respectively.

Financing Activities. Cash used in financing activities was $1,740.8 million and $1,503.4 million for the three months ended March 31, 2021 and 2020, respectively. Significant components of financing activities are as follows:

●	Debt. Cash decreased $25.4 million for the three months ended March 31, 2021 due to repayments of our term loans. Cash increased $224.6 million for the three months ended March 31, 2020 due to net borrowings under the revolving line of credit.
●	Non-recourse borrowings of consolidated securitization entities. Cash decreased $1,864.1 million and $925.0 million for the three months ended March 31, 2021 and 2020, respectively, due to net repayments and maturities under the non-recourse borrowings of consolidated securitization entities and lower borrowings due to declines in credit card and loan receivables.
●	Deposits. During the three months ended March 31, 2021, cash increased $162.2 million due to net issuances of deposits. During the three months ended March 31, 2020, cash decreased $769.4 million due to net maturities of deposits. The volume of deposits as of March 31, 2021 and 2020 was lower as a result of lower liquidity requirements.
●	Dividends. Cash paid for quarterly dividends and dividend equivalents was $10.7 million and $30.3 million for the three months ended March 31, 2021 and 2020, respectively. In the first quarter of 2020, the quarterly dividend was $0.63 as compared to $0.21 per common share in March 2021, as the quarterly dividend was previously reduced in the second quarter of 2020 in response to COVID-19.

Index

Debt

Credit Agreement

At March 31, 2021, we had $1,459.0 million in term loans outstanding and a $750.0 million revolving line of credit. As of March 31, 2021, we had no amounts outstanding under our revolving line of credit and total availability of $750.0 million. Our total leverage ratio, as defined in our credit agreement, was 1.9 to 1 at March 31, 2021, as compared to the maximum covenant ratio of 4.5 to 1.

As of March 31, 2021, we were in compliance with our debt covenants.

BrandLoyalty Credit Agreement

In the first quarter of 2021, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, amended its credit agreement to extend the maturity date by one year from April 3, 2023 to April 3, 2024. As of March 31, 2021, we had no amounts outstanding under our BrandLoyalty Credit Agreement.

Funding Sources

Deposits

We utilize certificates of deposit and money market deposits to finance the operating activities, including funding for our non-securitized credit card receivables, and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of March 31, 2021, we had $5.7 billion in certificates of deposit outstanding with interest rates ranging from 0.15% to 3.75% and maturities ranging from April 2021 to March 2026. Certificate of deposit borrowings are subject to regulatory capital requirements.

As of March 31, 2021, we had $4.2 billion in money market deposits outstanding with interest rates ranging from 0.36% to 3.50%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

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

During the three months ended March 31, 2021, $591.5 million of asset-backed term notes matured and were repaid, of which $66.5 million were retained by us and eliminated from the consolidated balance sheets.

We have access to committed undrawn capacity through three conduit facilities to support the funding of our credit card and loan receivables through the trusts. As of March 31, 2021, total capacity under the conduit facilities was $3.2 billion, of which $900.0 million had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets.

As of March 31, 2021, we had approximately $10.2 billion of securitized credit card and loan receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the trusts and by the performance of the credit card and loan receivables in the trusts.

Index

The following table shows the maturities of borrowing commitments as of March 31, 2021 for the trusts by year:

	2021	2022	2023	2024	Thereafter	Total

	(in millions)
Fixed rate asset-backed term note securities	$1,327.2	$1,571.7	$—	$—	$—	$2,898.9
Conduit facilities (1)	—	3,200.0	—	—	—	3,200.0
Secured loan facility	—	52.2	—	—	—	52.2
Total (2)	$1,327.2	$4,823.9	$—	$—	$—	$6,151.1
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $605.8 million of debt issued by the trusts, which was retained by us and eliminated in the unaudited condensed consolidated financial statements.

See Note 12, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Regulatory Matters

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Comenity Bank and Comenity Capital Bank are considered well capitalized. The actual capital ratios and minimum ratios as of March 31, 2021 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	20.3%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	24.5	4.5	6.5
Tier 1 capital to risk-weighted assets	24.5	6.0	8.0
Total capital to risk-weighted assets	25.8	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	15.0%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	17.1	4.5	6.5
Tier 1 capital to risk-weighted assets	17.1	6.0	8.0
Total capital to risk-weighted assets	18.4	8.0	10.0

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

Dividends

On January 28, 2021, our board of directors declared a quarterly cash dividend of $0.21 per share on our common stock to stockholders of record at the close of business on February 12, 2021, resulting in a dividend payment of $10.4 million on March 18, 2021. Additionally, we paid $0.3 million in cash related to dividend equivalent rights for the three months ended March 31, 2021.

On April 29, 2021, our board of directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on June 18, 2021 to stockholders of record at the close of business on May 14, 2021.

Index

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2020.

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

There has been no material change from our Annual Report on Form 10-K for the year ended December 31, 2020 related to our exposure to market risk from interest rate risk, credit risk, and foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, concluded that as of March 31, 2021 (the end of our first fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our first quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 1.    Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations. See Indemnification in Note 14, “Commitments and Contingencies,” of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2021:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs
				(Dollars in millions)
During 2021:
January 1-31	3,705	$71.12	—	$—
February 1-28:	5,829	85.76	—	—
March 1-31	6,453	107.63	—	—
Total	15,987	$91.19	—	$—
(1)	During the period represented by the table, 15,987 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a) None

(b) None

Index

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.3	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Third Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of January 26, 2021, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	1/29/21

+10.2	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2020 Omnibus Incentive Plan.	8-K	10.1	2/18/21

∧+10.3	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2020 Omnibus Incentive Plan (2021 grant).	8-K	10.2	2/18/21

10.4	(b) (c) (d)	Fourth Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of March 31, 2021, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/2/21

*#10.5	(a)	Extension to Secured Facilities Agreement, dated as of January 5, 2021, by and among Brand Loyalty Group B.V. and Coöperatieve Rabobank U.A. (as Agent).

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)

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

The following financial information from Alliance Data Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Management contract, compensatory plan or arrangement

∧ Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Alliance Data hereby undertakes to furnish supplementally copies of any of the omitted exhibits upon request by the U.S. Securities and Exchange Commission.

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

Date: May 5, 2021
	By:	/s/ LAURA SANTILLAN
Laura Santillan
Senior Vice President and Chief Accounting Officer

Date: May 5, 2021