Form 10-Q
period 2021-06-30
ALLIANCE DATA SYSTEMS CORP
filed 2021-08-05
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 23, 2021, 49,755,996 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020

	(in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,001.9	$3,081.5
Accounts receivable, net, less allowance for doubtful accounts ($6.3 million and $4.0 million at June 30, 2021 and December 31, 2020, respectively)	369.0	383.8
Credit card and loan receivables:
Credit card and loan receivables – restricted for securitization investors	10,419.8	11,208.5
Other credit card and loan receivables	5,304.0	5,575.9
Total credit card and loan receivables	15,723.8	16,784.4
Allowance for loan loss	(1,635.3)	(2,008.0)
Credit card and loan receivables, net	14,088.5	14,776.4
Inventories, net	162.3	164.3
Other current assets	541.4	534.9
Redemption settlement assets, restricted	745.1	693.5
Total current assets	18,908.2	19,634.4
Property and equipment, net	295.4	310.9
Right of use assets - operating	215.3	233.2
Deferred tax asset, net	336.9	359.2
Intangible assets, net	69.6	81.7
Goodwill	1,359.3	1,369.6
Other non-current assets	627.7	558.1
Total assets	$21,812.4	$22,547.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$351.8	$328.2
Accrued expenses	367.6	444.7
Current operating lease liabilities	21.8	23.6
Current portion of deposits	6,964.2	6,553.9
Current portion of non-recourse borrowings of consolidated securitization entities	1,561.2	1,850.7
Current portion of long-term and other debt	101.5	101.4
Other current liabilities	259.7	220.9
Deferred revenue	942.2	898.5
Total current liabilities	10,570.0	10,421.9
Deferred revenue	100.6	105.5
Long-term operating lease liabilities	259.2	276.4
Deposits	2,655.6	3,238.7
Non-recourse borrowings of consolidated securitization entities	3,042.1	3,859.2
Long-term and other debt	2,658.6	2,704.3
Other liabilities	478.4	419.5
Total liabilities	19,764.5	21,025.5
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 117.1 million shares at each of June 30, 2021 and December 31, 2020	1.2	1.2
Additional paid-in capital	3,442.9	3,427.2
Treasury stock, at cost, 67.4 million shares at each of June 30, 2021 and December 31, 2020	(6,733.9)	(6,733.9)
Retained earnings	5,370.8	4,832.1
Accumulated other comprehensive loss	(33.1)	(5.0)
Total stockholders’ equity	2,047.9	1,521.6
Total liabilities and stockholders’ equity	$21,812.4	$22,547.1

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions, except per share amounts)
Revenues
Services	$20.7	$37.9	$60.0	$84.5
Redemption, net	78.8	84.7	183.7	205.6
Finance charges, net	912.9	856.7	1,853.6	2,071.0
Total revenue	1,012.4	979.3	2,097.3	2,361.1
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	494.5	492.8	992.0	992.1
Provision for loan loss	(14.1)	250.1	19.3	906.0
General and administrative	27.2	20.4	44.1	44.3
Depreciation and other amortization	20.0	20.3	42.8	37.7
Amortization of purchased intangibles	11.5	21.0	22.7	42.4
Total operating expenses	539.1	804.6	1,120.9	2,022.5
Operating income	473.3	174.7	976.4	338.6
Interest expense
Securitization funding costs	30.4	42.7	64.0	92.6
Interest expense on deposits	41.8	58.9	87.3	119.2
Interest expense on long-term and other debt, net	29.5	26.1	59.0	54.4
Total interest expense, net	101.7	127.7	210.3	266.2
Income before income taxes	371.6	47.0	766.1	72.4
Provision for income taxes	98.1	8.6	206.4	4.0
Net income	$273.5	$38.4	$559.7	$68.4

Net income per share (Note 3):
Basic	$5.50	$0.81	$11.26	$1.44
Diluted	$5.47	$0.81	$11.21	$1.43

Weighted average shares (Note 3):
Basic	49.7	47.6	49.7	47.6
Diluted	50.0	47.7	49.9	47.7

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Net income	$273.5	$38.4	$559.7	$68.4

Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale	(1.7)	13.5	(10.7)	16.1
Tax benefit (expense)	0.5	(0.1)	1.2	(1.1)
Unrealized (loss) gain on securities available-for-sale, net of tax	(1.2)	13.4	(9.5)	15.0

Unrealized (loss) gain on cash flow hedges	(0.2)	(1.1)	0.9	(0.7)
Tax benefit (expense)	0.1	0.3	(0.1)	0.2
Unrealized (loss) gain on cash flow hedges, net of tax	(0.1)	(0.8)	0.8	(0.5)

Foreign currency translation adjustments (inclusive of deconsolidation of $3.8 million for the six months ended June 30, 2020 related to the sale of a business)	10.5	18.0	(19.4)	(2.1)

Other comprehensive income (loss), net of tax	9.2	30.6	(28.1)	12.4

Total comprehensive income, net of tax	$282.7	$69.0	$531.6	$80.8

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2021	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at April 1, 2021	117.1	$1.2	$3,431.3	$(6,733.9)	$5,108.0	$(42.3)	$1,764.3
Net income	—	—	—	—	273.5	—	273.5
Other comprehensive income	—	—	—	—	—	9.2	9.2
Stock-based compensation	—	—	9.2	—	—	—	9.2
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	(10.7)	—	(10.7)
Other	—	—	2.4	—	—	—	2.4
Balance at June 30, 2021	117.1	$1.2	$3,442.9	$(6,733.9)	$5,370.8	$(33.1)	$2,047.9

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2020	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at April 1, 2020	115.0	$1.2	$3,259.7	$(6,733.9)	$4,678.8	$(118.1)	$1,087.7
Net income	—	—	—	—	38.4	—	38.4
Other comprehensive income	—	—	—	—	—	30.6	30.6
Stock-based compensation	—	—	6.2	—	—	—	6.2
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	(10.1)	—	(10.1)
Other	0.1	—	1.8	—	—	—	1.8
Balance at June 30, 2020	115.1	$1.2	$3,267.7	$(6,733.9)	$4,707.1	$(87.5)	$1,154.6

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (CONTINUED)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2021	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at December 31, 2020	117.1	$1.2	$3,427.2	$(6,733.9)	$4,832.1	$(5.0)	$1,521.6
Net income	—	—	—	—	559.7	—	559.7
Other comprehensive loss	—	—	—	—	—	(28.1)	(28.1)
Stock-based compensation	—	—	16.0	—	—	—	16.0
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	(21.0)	—	(21.0)
Other	—	—	(0.3)	—	—	—	(0.3)
Balance at June 30, 2021	117.1	$1.2	$3,442.9	$(6,733.9)	$5,370.8	$(33.1)	$2,047.9

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2020	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at December 31, 2019	115.0	$1.1	$3,257.7	$(6,733.9)	$5,163.3	$(99.9)	$1,588.3
Net income	—	—	—	—	68.4	—	68.4
Cumulative effect adjustment to retained earnings in accordance with ASU 2016-13	—	—	—	—	(485.0)	—	(485.0)
Other comprehensive income	—	—	—	—	—	12.4	12.4
Stock-based compensation	—	—	11.0	—	—	—	11.0
Dividends and dividend equivalent rights declared ($0.63 per common share for the three months ended March 31, 2020 and $0.21 per common share for the three months ended June 30, 2020)	—	—	—	—	(39.6)	—	(39.6)
Other	0.1	0.1	(1.0)	—	—	—	(0.9)
Balance at June 30, 2020	115.1	$1.2	$3,267.7	$(6,733.9)	$4,707.1	$(87.5)	$1,154.6

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2021	2020

	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$559.7	$68.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65.5	80.1
Deferred income taxes	22.1	131.4
Provision for loan loss	19.3	906.0
Non-cash stock compensation	16.0	11.0
Amortization of deferred financing costs	16.4	18.3
Asset impairment charges	—	34.2
Change in other operating assets and liabilities, net of sale of business	(4.9)	(179.8)
Other	39.1	(2.1)
Net cash provided by operating activities	733.2	1,067.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(41.0)	(18.7)
Change in credit card and loan receivables	666.2	3,053.4
Proceeds from sale of business	—	25.4
Proceeds from sale of credit card portfolio	—	289.5
Purchase of credit card portfolio	(31.5)	—
Capital expenditures	(34.9)	(26.1)
Purchases of other investments	(60.3)	(14.8)
Maturities/sales of other investments	34.6	31.2
Other	1.5	0.1
Net cash provided by investing activities	534.6	3,340.0

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	31.0	650.0
Repayments of borrowings	(81.7)	(300.7)
Non-recourse borrowings of consolidated securitization entities	2,065.0	350.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(3,172.9)	(2,630.0)
Net decrease in deposits	(176.0)	(936.4)
Payment of deferred financing costs	(8.3)	(3.0)
Dividends paid	(21.1)	(40.4)
Other	(0.6)	(1.1)
Net cash used in financing activities	(1,364.6)	(2,911.6)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.7	(2.9)

Change in cash, cash equivalents and restricted cash	(96.1)	1,493.0
Cash, cash equivalents and restricted cash at beginning of period	3,463.2	3,958.1
Cash, cash equivalents and restricted cash at end of period	$3,367.1	$5,451.1

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$204.0	$276.6
Income taxes paid, net	$173.3	$49.9

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

Planned Spinoff of the LoyaltyOne segment

In May 2021, the Company announced its intention to spin off its LoyaltyOne segment, comprised of its Canadian AIR MILES® Reward Program and Netherlands-based BrandLoyalty business, into a new, independent, publicly traded company (“SpinCo”) through a distribution of 81% of SpinCo’s shares to the stockholders of ADSC. The transaction is expected to qualify as a tax-free reorganization and a tax-free distribution to the Company and its stockholders for U.S. federal income tax purposes. The spinoff is expected to be completed in the fourth quarter of 2021, subject to market and certain other conditions. At the time of the spinoff, the Company expects to retain a 19% interest in SpinCo and the historical results of the LoyaltyOne segment will be reflected as discontinued operations in the Company’s consolidated financial statements.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. REVENUE

The Company’s products and services are reported under two segments—LoyaltyOne and Card Services, as shown below. The following tables present revenue disaggregated by major source:

			Corporate/
Three Months Ended June 30, 2021	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$68.5	$—	$—	$68.5
Short-term loyalty programs	76.6	—	—	76.6
Servicing fees, net	—	(51.4)	—	(51.4)
Other	2.4	—	—	2.4
Revenue from contracts with customers	$147.5	$(51.4)	$—	$96.1

Finance charges, net	—	912.9	—	912.9
Investment income	3.4	—	—	3.4
Total	$150.9	$861.5	$—	$1,012.4

			Corporate/
Three Months Ended June 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$61.6	$—	$—	$61.6
Short-term loyalty programs	84.8	—	—	84.8
Servicing fees, net	—	(28.5)	—	(28.5)
Other	1.6	—	—	1.6
Revenue from contracts with customers	$148.0	$(28.5)	$—	$119.5

Finance charges, net	—	856.7	—	856.7
Investment income	3.1	—	—	3.1
Total	$151.1	$828.2	$—	$979.3

			Corporate/
Six Months Ended June 30, 2021	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$135.3	$—	$—	$135.3
Short-term loyalty programs	182.9	—	—	182.9
Servicing fees, net	—	(83.8)	—	(83.8)
Other	2.4	—	—	2.4
Revenue from contracts with customers	$320.6	$(83.8)	$—	$236.8

Finance charges, net	—	1,853.6	—	1,853.6
Investment income	6.9	—	—	6.9
Total	$327.5	$1,769.8	$—	$2,097.3

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

The following tables present revenue disaggregated by geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

			Corporate/
Three Months Ended June 30, 2021	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$1.5	$861.5	$—	$863.0
Canada	73.6	—	—	73.6
Europe, Middle East and Africa	52.5	—	—	52.5
Asia Pacific	19.8	—	—	19.8
Other	3.5	—	—	3.5
Total	$150.9	$861.5	$—	$1,012.4

			Corporate/
Three Months Ended June 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$4.2	$828.2	$—	$832.4
Canada	64.7	—	—	64.7
Europe, Middle East and Africa	50.7	—	—	50.7
Asia Pacific	13.4	—	—	13.4
Other	18.1	—	—	18.1
Total	$151.1	$828.2	$—	$979.3

			Corporate/
Six Months Ended June 30, 2021	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$2.5	$1,769.7	$—	$1,772.2
Canada	153.5	0.1	—	153.6
Europe, Middle East and Africa	131.9	—	—	131.9
Asia Pacific	34.7	—	—	34.7
Other	4.9	—	—	4.9
Total	$327.5	$1,769.8	$—	$2,097.3

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

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total

	(in millions)
Balance at January 1, 2021	$247.2	$756.8	$1,004.0
Cash proceeds	84.8	137.1	221.9
Revenue recognized (1)	(100.3)	(110.9)	(211.2)
Other	—	0.7	0.7
Effects of foreign currency translation	6.6	20.8	27.4
Balance at June 30, 2021	$238.3	$804.5	$1,042.8
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$137.7	$804.5	$942.2
Deferred revenue (non-current)	$100.6	$—	$100.6
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $83.3 million in 2021, $96.4 million in 2022, $49.0 million in 2023, and $9.6 million in 2024.

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1, 2021 was $66.9 million and the closing balance as of June 30, 2021 was $75.2 million, with the change due to cash payments received in advance of program performance, offset in part by revenue recognized of approximately $156.3 million during the six months ended June 30, 2021.

Contract Costs

The Company recognizes an asset for the incremental costs of obtaining or fulfilling a contract with the retailer for a credit card program agreement to the extent it expects to recover those costs, in accordance with ASC 340-40, “Other Assets and Deferred Costs.” Contract costs are deferred and amortized on a straight-line basis that is consistent with the transfer of services, which is generally the term of the contract. Depending on the nature of the contract costs, the amortization is recorded as a reduction to revenue, or costs of operations, in the Company’s unaudited condensed consolidated statements of income. As of June 30, 2021 and December 31, 2020, the remaining unamortized contract

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

costs were $365.1 million and $311.1 million, respectively, and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions, except per share amounts)
Numerator:
Net income	$273.5	$38.4	$559.7	$68.4

Denominator:
Weighted average shares, basic	49.7	47.6	49.7	47.6
Weighted average effect of dilutive securities:
Net effect of dilutive unvested restricted stock (1)	0.3	0.1	0.2	0.1
Denominator for diluted calculation	50.0	47.7	49.9	47.7

Basic net income per share:	$5.50	$0.81	$11.26	$1.44
Diluted net income per share:	$5.47	$0.81	$11.21	$1.43
(1)	For both the three and six months ended June 30, 2021, the number of restricted stock units excluded from the calculation of weighted average dilutive common shares as the effect would have been anti-dilutive were de minimis. For both the three and six months ended June 30, 2020, 0.3 million of restricted stock units were excluded from the calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

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

5. DISPOSITION

On January 10, 2020, the Company sold Precima®, a provider of retail strategy and customer data applications and analytics, to Nielsen Holdings plc for total consideration of $43.8 million. The purchase and sale agreement provided for $10.0 million in contingent consideration based upon the occurrence of specified events and performance of the business, with two earnout determinations in September 2020 and September 2021, respectively. In September 2020, the Company received cash of $5.0 million upon the earnout determination date. At June 30, 2021, the Company estimated the fair value of the remaining contingent purchase price at approximately $1.5 million, which is included in the total consideration below. Precima was included in the Company’s LoyaltyOne segment. The pre-tax gain was recorded in cost of operations in the Company’s unaudited condensed consolidated statements of income for the six months ended June 30, 2020.

January 10,
2020
(in millions)
Total consideration (1)	$43.8
Net carrying value of assets and liabilities (including other comprehensive income)	26.8
Allocation of goodwill	3.2
Strategic transaction costs	5.8
Pre-tax gain on sale of business, net of strategic transaction costs	$8.0
(1)	Consideration as defined included cash associated with the sold Precima entities, which was $10.8 million.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. CREDIT CARD AND LOAN RECEIVABLES

Quantitative information about the components of the Company’s credit card and loan receivables is presented in the table below:

	June 30,	December 31,
	2021	2020

	(in millions)
Credit card receivables	$15,313.7	$16,376.4
Installment loan receivables	152.1	118.0
Other	258.0	290.0
Total credit card and loan receivables	15,723.8	16,784.4
Less: Credit card and loan receivables – restricted for securitization investors	10,419.8	11,208.5
Other credit card and loan receivables	$5,304.0	$5,575.9

Allowance for Loan Loss

The allowance for loan loss is an estimate of expected credit losses, measured over the estimated life of the Company’s credit card and loan receivables that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the current expected credit loss (“CECL”) model is significantly influenced by the composition, characteristics and quality of its portfolio of credit card and loan receivables, as well as the prevailing economic conditions and forecasts utilized. The estimate of the allowance for loan loss includes an estimate for uncollectible principal as well as unpaid interest and fees. Charge-offs of principal amounts, net of recoveries are deducted from the allowance. The allowance is maintained through an adjustment to the provision for loan loss and is evaluated for appropriateness.

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card receivables, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the allowance for loan loss reflects the Company’s best estimate of current expected credit losses. As permitted by ASC 326, the Company excludes unbilled finance charges from its amortized cost basis of credit card and loan receivables. As of June 30, 2021 and December 31, 2020, unbilled finance charges were $206.2 million and $219.4 million, respectively, and are included in other credit card and loan receivables in the Company’s unaudited condensed consolidated balance sheets.

Installment Loan Receivables

The allowance for loan loss for installment loan receivables utilizes a migration model over the remaining life of the loans. The model segments accounts based on three attributes: delinquency, risk score and remaining term. As of June 30, 2021 and December 31, 2020, the allowance for loan loss related to installment loan receivables was $7.6 million and $5.7 million, respectively.

Allowance for Loan Loss Rollforward

The following table presents the Company’s allowance for loan loss for its credit card and loan receivables for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021 (1)	2020	2021 (1)	2020

	(in millions)
Balance at beginning of period	$1,843.3	$2,150.8	$2,008.0	$1,171.1
Adoption of ASC 326 (2)	—	—	—	644.0
Provision for loan loss	(14.1)	250.1	19.3	906.0
Recoveries	40.8	56.9	91.7	124.8
Principal charge-offs	(234.7)	(361.5)	(483.7)	(749.6)
Balance at end of period	$1,635.3	$2,096.3	$1,635.3	$2,096.3
(1)	With the acquisition of Bread in December 2020, the Company acquired certain installment loans which represented a separate portfolio segment. As the amount of the allowance for loan loss was immaterial, the amounts were included in the above table.
(2)	Recorded January 1, 2020 through a cumulative-effect adjustment to retained earnings, net of taxes.

For the six months ended June 30, 2021, the decrease in the allowance for loan loss was due to improved credit performance, lower net charge-offs and improving macroeconomic indicators. In addition, improvements in customer payment behavior, which include the effects of government stimulus actions, have contributed to a reduction in credit card receivables and delinquencies, which also contributed to the reduction in the allowance for loan loss. For the six months ended June 30, 2020, the increase in the allowance for loan loss was due to a $644.0 million cumulative-effect adjustment for the adoption of ASC 326 as well as deterioration of the macroeconomic outlook due to COVID-19.

Net Charge-offs

Net charge-offs include the principal amount of losses that are deemed uncollectible, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as a cost of operations expense. Credit card receivables, including unpaid interest and fees, are charged-off in the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Installment loan receivables, including unpaid interest, are charged-off when a loan is 120 days past due. Credit card receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame. Principal charge-offs, net of recoveries, were $193.9 million and $304.6 million for the three months ended June 30, 2021 and 2020, respectively, and $392.0 million and $624.8 million for the six months ended June 30, 2021 and 2020, respectively. Charge-offs for unpaid interest and fees were $113.9 million and

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

$197.7 million for the three months ended June 30, 2021 and 2020, respectively, and $244.5 million and $429.6 million for the six months ended June 30, 2021 and 2020, respectively.

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

The following table presents the amortized cost basis of the aging analysis of the Company’s credit card and loan receivables portfolio:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Loan Receivables (1)
	31 to 60 days delinquent	61 to 90 days delinquent	91 or more days delinquent	Total delinquent	Current	Total

	(in millions)
As of June 30, 2021	$214.9	$135.4	$294.3	$644.6	$14,821.2	$15,465.8

As of December 31, 2020	$272.5	$203.3	$439.8	$915.6	$15,578.8	$16,494.4
(1)	As the amount of the installment loans and associated delinquencies were immaterial, the amounts were included in the above table for both the period ended June 30, 2021 and December 31, 2020.

Modified Credit Card Receivables

Forbearance Programs

In response to the COVID-19 pandemic, the Company offered forbearance programs, which provided for short-term modifications in the form of payment deferrals and late fee waivers to borrowers who were current with their payments prior to any relief. As of June 30, 2021 and December 31, 2020, the credit card receivables in these deferral forbearance programs were approximately $77.9 million and $157.4 million, respectively. Additionally, the Company instituted two short-term programs with durations of three and six months, which provide concessions consisting primarily of a reduced minimum payment and an interest rate reduction, the balances of which were $23.1 million and $67.3 million as of June 30, 2021 and December 31, 2020, respectively.

As these short-term modifications were made in response to COVID-19 to borrowers who were current prior to any relief, these are not considered troubled debt restructurings under the Interagency Statement guidance on certain loan modifications and an interpretation of ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors.”

Troubled Debt Restructurings

The Company holds certain credit card receivables for which the terms have been modified. The Company’s modified credit card receivables include credit card receivables for which temporary hardship concessions have been granted and credit card receivables in permanent workout programs. These modified credit card receivables include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card receivables if the credit cardholder complies with the terms of the program. Additionally, the Company instituted two temporary hardship programs with durations of three and six months with similar terms to our short-term forbearance programs. As of June 30, 2021 and December 31, 2020, the outstanding

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

balance of credit card receivables in these two short-term temporary hardship programs treated as troubled debt restructurings totaled approximately $17.8 million and $39.9 million, respectively.

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

The Company had $369.3 million and $489.8 million, respectively, as a recorded investment in impaired credit card receivables as of June 30, 2021 and December 31, 2020, respectively, which represented approximately 3% of the Company’s total credit card receivables as of June 30, 2021 and December 31, 2020, respectively. The average recorded investment in impaired credit card receivables was $415.4 million and $387.5 million for the three months ended June 30, 2021 and 2020, respectively, and $448.5 million and $351.1 million for the six months ended June 30, 2021 and 2020, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $7.1 million for both the three months ended June 30, 2021 and 2020, and $15.9 million and $12.6 million for the six months ended June 30, 2021 and 2020, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following table provides information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance

(Dollars in millions)
Troubled debt restructurings – credit card receivables	33,061	$52.0	$52.0	96,689	$145.2	$145.0

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance

(Dollars in millions)
Troubled debt restructurings – credit card receivables	95,454	$156.1	$155.8	170,519	$268.9	$268.5

The table below summarizes troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance

(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	31,727	$42.4	82,736	$109.4

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance

(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	21,606	$31.2	53,276	$75.3

Credit Quality

Credit Card Receivables

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality for its credit card receivables. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company’s credit card receivables by obligor credit quality as of June 30, 2021 and December 31, 2020:

	Amortized Cost Revolving Credit Card Receivables
	June 30, 2021		December 31, 2020
		Percentage of		Percentage of
		Amortized		Amortized
Probability of an Account Becoming 91 or More Days Past	Amortized	Cost Basis	Amortized	Cost Basis
Due or Becoming Charged-off (within the next 12 months)	Cost Basis	Outstanding	Cost Basis	Outstanding

	(in millions, except percentages)
No Score	$171.2	1.1%	$204.1	1.2%
27.1% and higher	954.4	6.2	1,390.4	8.5
17.1% - 27.0%	754.2	4.9	848.8	5.2
12.6% - 17.0%	834.6	5.4	937.0	5.7
3.7% - 12.5%	6,729.0	43.9	7,305.5	44.6
1.9% - 3.6%	2,857.8	18.7	2,939.5	17.9
Lower than 1.9%	3,012.5	19.8	2,751.1	16.9
Total	$15,313.7	100.0%	$16,376.4	100.0%

Note: The Company’s credit card receivables are revolving receivables as they do not have stated maturities and are exempted from certain vintage disclosures required under ASC 326.

In addition, as part of the Company’s credit risk management activities, the Company also assesses overall credit quality by reviewing information related to the performance of a credit cardholder’s account, as well as information from credit bureaus relating to the cardholder’s broader credit performance. The credit scores obtained by the Company are Vantage scores, which is one of several credit scoring models used by industry participants. The Company uses these credit scores as one of its tools in its underwriting and credit decision process. Credit scores are obtained at origination of the account and refreshed monthly thereafter.

The following table reflects the distribution of the Company’s credit card receivables by credit score as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Greater than 660	64.5%	59.8%
601-660	25.9	27.8
600 or below	9.6	12.4
Total (1)	100.0%	100.0%
(1)

Balances for which no credit score is available have been excluded from the table above and represent 0.1% of the credit card receivable balances as of both June 30, 2021 and December 31, 2020, respectively.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Installment Loan Receivables

The amortized cost basis of the Company’s installment loan receivables totaled $152.1 million and $118.0 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, approximately 84% of these loans were originated by customers with Fair Isaac Corporation (“FICO”) scores of 660 or above, and approximately 16% of these loans were originated by customers with FICO scores below 660. As of December 31, 2020, approximately 86% of these loans were originated by customers with FICO scores of 660 or above, and approximately 14% of these loans were originated by customers with FICO scores below 660.

Portfolio Acquisition

In April 2021, the Company acquired a credit card portfolio for cash consideration of approximately $31.5 million, which consisted of approximately $29.9 million of credit card receivables and $1.6 million of intangible assets, subject to customary purchase price adjustments.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card and loan receivables through its trusts. The Company continues to own and service the accounts that generate credit card and loan receivables held by the trusts. In its capacity as a servicer, each of the respective entities earns a fee from the trusts to service and administer the credit card and loan receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June, 2021 and 2020.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	June 30,	December 31,
	2021	2020

	(in millions)
Total credit card and loan receivables – restricted for securitization investors	$10,419.8	$11,208.5
Principal amount of credit card and loan receivables – restricted for securitization investors, 91 days or more past due	$127.5	$200.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Net charge-offs of securitized principal	$125.1	$215.1	$256.2	$454.6

7. INVENTORIES, NET

Inventories, net of $162.3 million and $164.3 million at June 30, 2021 and December 31, 2020, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories, net are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

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

	June 30, 2021				December 31, 2020
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
Marketable securities	$243.2	$5.0	$(0.9)	$247.3	$219.0	$6.4	$—	$225.4
Total	$243.2	$5.0	$(0.9)	$247.3	$219.0	$6.4	$—	$225.4

The following table shows the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position. Unrealized losses as of December 31, 2020 were de minimis.

	June 30, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Marketable securities	$46.1	$(0.9)	$—	$—	$46.1	$(0.9)
Total	$46.1	$(0.9)	$—	$—	$46.1	$(0.9)

The amortized cost and estimated fair value of the marketable securities at June 30, 2021 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in millions)
Due in one year or less (1)	$68.0	$68.0
Due after one year through five years	0.7	0.7
Due after five years through ten years	—	—
Due after ten years	174.5	178.6
Total	$243.2	$247.3
(1)	Includes mutual funds, which do not have a stated maturity.

Market values were determined for each individual security in the investment portfolio. For available-for-sale debt securities in which fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of June 30, 2021, the Company does not consider its investments to be impaired.

There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2021 and 2020.

9. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

carried at fair value, are as follows:

	June 30, 2021				December 31, 2020
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
Restricted cash	$56.1	$—	$—	$56.1	$55.4	$—	$—	$55.4
Mutual funds	26.9	—	—	26.9	26.9	—	—	26.9
Corporate bonds	651.6	12.5	(2.0)	662.1	592.3	19.1	(0.2)	611.2
Total	$734.6	$12.5	$(2.0)	$745.1	$674.6	$19.1	$(0.2)	$693.5

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Corporate bonds	$184.5	$(2.0)	$—	$—	$184.5	$(2.0)
Total	$184.5	$(2.0)	$—	$—	$184.5	$(2.0)

	December 31, 2020
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Corporate bonds	$46.2	$(0.1)	$10.3	$(0.1)	$56.5	$(0.2)
Total	$46.2	$(0.1)	$10.3	$(0.1)	$56.5	$(0.2)

The amortized cost and estimated fair value of the securities at June 30, 2021 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in millions)
Due in one year or less (1)	$169.8	$170.8
Due after one year through five years	489.7	499.4
Due after five year through ten years	19.0	18.8
Total	$678.5	$689.0
(1)	Includes mutual funds, which do not have a stated maturity.

Market values were determined for each individual security in the investment portfolio. For available-for-sale debt securities in which fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of June 30, 2021, the Company does not consider its investments to be impaired.

Losses from the sale of investment securities were $0.2 million for the three and six months ended June 30, 2021. There were no realized gains or losses from the sale of investment securities for the three and six months ended June 30, 2020.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10. LEASES

The Company has operating leases for general office properties, warehouses, data centers, customer care centers, automobiles and certain equipment. As of June 30, 2021, the Company’s leases have remaining lease terms of less than 1 year to 17 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Operating lease cost	$10.8	$9.9	$22.0	$20.2
Short-term lease cost	0.1	0.2	0.3	0.5
Variable lease cost	1.5	2.9	3.1	3.1
Total	$12.4	$13.0	$25.4	$23.8

Other information related to leases was as follows:

	June 30,	June 30,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	10.5	11.2
Weighted-average discount rate:
Operating leases	5.3%	5.2%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.1	$11.3	$24.4	$25.7
Right of use assets obtained in exchange for lease obligations:
Operating leases	$2.6	$0.2	$4.3	$2.8

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Maturities of the lease liabilities as of June 30, 2021 were as follows:

Operating
Year	Leases
(in millions)
2021 (excluding the six months ended June 30, 2021)	$16.1
2022	38.8
2023	37.4
2024	35.7
2025	35.0
Thereafter	207.8
Total undiscounted lease liabilities	370.8
Less: Amount representing interest	(89.8)
Total present value of minimum lease payments	$281.0

Amounts recognized in the June 30, 2021 consolidated balance sheet:
Current operating lease liabilities	$21.8
Long-term operating lease liabilities	259.2
Total	$281.0

11. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	June 30, 2021
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in millions)
Definite-Lived Assets
Customer contracts and lists	$8.8	$(1.7)	$7.1	3 years—straight line
Premium on purchased credit card portfolios	138.8	(83.8)	55.0	1-13 years—straight line
Collector database	56.5	(56.2)	0.3	5 years—straight line
Tradenames	34.0	(29.9)	4.1	4-15 years—straight line
Non-compete agreements	2.2	(0.3)	1.9	5 years—straight line
	$240.3	$(171.9)	$68.4
Indefinite-Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$241.5	$(171.9)	$69.6

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

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in millions)
2021 (excluding the six months ended June 30, 2021)	$13.4
2022	21.4
2023	16.1
2024	11.2
2025	2.4
Thereafter	3.9

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne	Card Services	Total

	(in millions)
Balance at January 1, 2021	$736.0	$633.6	$1,369.6
Effects of foreign currency translation	(10.3)	—	(10.3)
Balance at June 30, 2021	$725.7	$633.6	$1,359.3

The Company tests goodwill for impairment annually, as of July 1, or when events and circumstances change that would indicate the carrying value may not be recoverable. As of June 30, 2021, the Company does not believe it is more likely than not that the fair value of any reporting unit is less than its carrying amount. However, in light of the COVID-19 pandemic and current uncertainty in the macroeconomic environment, future deterioration in the economy could adversely impact the Company’s reporting units and result in a goodwill impairment.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. DEBT

Debt consists of the following:

	June 30,	December 31,
Description	2021	2020	Maturity	Interest Rate

	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$—	$—	December 2022	(1)
2017 term loans	1,433.6	1,484.3	December 2022	(2)
BrandLoyalty credit agreement	—	—	April 2024	(3)
Senior notes due 2024	850.0	850.0	December 2024	4.750%
Senior notes due 2026	500.0	500.0	January 2026	7.000%
Total long-term and other debt	2,783.6	2,834.3
Less: Unamortized debt issuance costs	23.5	28.6
Less: Current portion	101.5	101.4
Long-term portion	$2,658.6	$2,704.3

Deposits:
Certificates of deposit	$5,211.6	$6,014.9	Various – Jul 2021 to Jun 2026	0.15% to 3.75%
Money market deposits	4,417.5	3,790.2	Non-maturity	(4)
Total deposits	9,629.1	9,805.1
Less: Unamortized debt issuance costs	9.3	12.5
Less: Current portion	6,964.2	6,553.9
Long-term portion	$2,655.6	$3,238.7

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$2,216.3	$3,423.8	Various – Sep 2021 to Sep 2022	2.21% to 3.95%
Conduit asset-backed securities	2,370.0	2,205.1	Various – Aug 2022 to Oct 2023	(5)
Secured loan facility	21.0	86.3	November 2022	(6)
Total non-recourse borrowings of consolidated securitization entities	4,607.3	5,715.2
Less: Unamortized debt issuance costs	4.0	5.3
Less: Current portion	1,561.2	1,850.7
Long-term portion	$3,042.1	$3,859.2
(1)	The interest rate is based upon LIBOR plus an applicable margin.
(2)	The interest rate is based upon LIBOR plus an applicable margin. The weighted average interest rate for the term loans was 1.85% and 1.90% at June 30, 2021 and December 31, 2020, respectively.
(3)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin.
(4)	The interest rates are primarily based on the Federal Funds rate plus an applicable margin. At June 30, 2021, the interest rates ranged from 0.39% to 3.50%. At December 31, 2020, the interest rates ranged from 0.38% to 3.50%.
(5)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At June 30, 2021, the interest rates ranged from 0.85% to 0.94%. At December 31, 2020, the interest rates ranged from 1.39% to 1.89%.
(6)	The interest rate is based upon LIBOR plus an applicable margin. The weighted average interest rate for the secured loan facility was 3.90% at each of June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021, the Company was in compliance with its financial covenants.

Long-term and Other Debt

Credit Agreement

As of June 30, 2021, the Company had $1,433.6 million in term loans outstanding with $750.0 million total availability under the revolving line of credit.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In July 2021, the Company amended its credit agreement to, among other things, (i) provide consent by the lenders to the spinoff or sale of the Company’s LoyaltyOne segment, (ii) extend the maturity date of the revolving loans and approximately 86% of the term loans from December 31, 2022 to July 1, 2024, (iii) revise the method of determining interest rates and commitment fees to be charged in connection with the loans, (iv) modify the financial and operational covenants and certain other provisions in the credit agreement to reflect the Company’s business and operations after giving effect to the LoyaltyOne spinoff or sale, (v) require a prepayment of certain of the loans in an amount equal to the net proceeds from the LoyaltyOne spinoff or sale, including any net proceeds from debt that is distributed to the Company and (vi) add Lon Inc. and Lon Operations LLC as additional guarantors.

BrandLoyalty Credit Agreement

In the first quarter of 2021, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, amended its credit agreement to extend the maturity date by one year from April 3, 2023 to April 3, 2024.

As of June 30, 2021, there were no amounts outstanding under the BrandLoyalty Credit Agreement.

Non-Recourse Borrowings of Consolidated Securitization Entities

Asset-Backed Term Notes

In February 2021, $591.5 million of Series 2018-A asset-backed term notes, $66.5 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

In June 2021, $866.7 million of Series 2016-A asset-backed term notes, $184.2 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

Conduit Facilities

The Company has access to committed undrawn capacity through three conduit facilities to support the funding of its credit card receivables for certain of its trusts.

In June 2021, Master Trust I amended its 2009-VFN conduit facility, increasing the capacity from $1.0 billion to $2.75 billion and extending the maturity to October 2023. In June 2021, Master Trust III amended its 2009-VFC conduit facility, decreasing the capacity from $700.0 million to $225.0 million and extending the maturity to August 2022. In June 2021, the WFC Trust amended its 2009-VFN conduit facility, extending the maturity to August 2022.

As of June 30, 2021, total capacity under the conduit facilities was $4.5 billion, of which $2.4 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

13. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in foreign currency exchange rates. Certain derivatives used to manage the Company’s exposure to foreign currency exchange rate movements are not designated as hedges and do not qualify for hedge accounting. The fair value of the Company’s derivative instruments as of June 30, 2021 was $0.9 million included in other current assets and $1.1 million included in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The fair value of the Company’s derivative instruments as of December 31, 2020 was $0.4 million included in other current assets and $1.5 million included in other current liabilities in the Company’s unaudited condensed consolidated balance sheets.

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

Indemnification

On July 1, 2019, the Company completed the sale of its Epsilon segment to Publicis Groupe S.A. (“Publicis”). Under the terms of the agreement governing that transaction, the Company agreed to indemnify Publicis and its affiliates from and against any losses arising out of or related to a United States Department of Justice (“DOJ”) investigation. The DOJ investigation related to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon actively cooperated with the DOJ in connection with the investigation. On January 19, 2021, Epsilon entered into a deferred prosecution agreement (“DPA”) with the DOJ to resolve the matters that were the subject of the investigation. Pursuant to the DPA, Epsilon agreed, among other things, to pay penalties and consumer compensation in the aggregate amount of $150.0 million, to be paid in two equal installments, the first in January 2021 and the second in January 2022. In accordance with ASC 450, “Contingencies,” the Company records a loss contingency when a loss is probable and an amount can be reasonably estimated, and therefore as of December 31, 2020, a $150.0 million liability was recorded. The Company paid $75.0 million to Publicis pursuant to its contractual indemnification obligation in January 2021. As of June 30, 2021, the Company has $75.0 million included in accrued expenses in its unaudited condensed consolidated balance sheets.

15. STOCKHOLDERS’ EQUITY

Stock Compensation Expense

During the six months ended June 30, 2021, the Company awarded 632,050 service-based restricted stock units with a weighted average grant date fair value per share of $87.81 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the six months ended June 30, 2021, the Company awarded 95,762 performance-based restricted stock units with pre-defined vesting criteria that permit a range from 0% to 170% to be earned, subject to a market-based condition. The fair market value of these awards is $92.62 and was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation, expected volatility and risk-free rate over a three-year time horizon matching the performance period. If the performance targets are met, the restrictions will lapse with respect to the entire award on February 16, 2024, provided that the participant is employed by the Company on the vesting date.

Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Cost of operations	$5.5	$3.3	$9.5	$6.1
General and administrative	3.7	2.9	6.5	4.9
Total	$9.2	$6.2	$16.0	$11.0

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Dividends

On January 28, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock to stockholders of record at the close of business on February 12, 2021, resulting in an aggregate dividend payment of $10.4 million on March 18, 2021.

On April 29, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock to stockholders of record at the close of business on May 14, 2021, resulting in an aggregate dividend payment of $10.4 million on June 18, 2021.

Additionally, the Company paid $0.2 million in cash related to dividend equivalent rights for the six months ended June 30, 2021.

On July 29, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock, payable on August 13, 2021 to stockholders of record at the close of business on September 17, 2021.

Treasury Stock

On July 30, 2021, the Company retired its 67.4 million shares of treasury stock.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended June 30, 2021	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at March 31, 2021	$14.9	$0.2	$(7.5)	$(49.9)	$(42.3)
Changes in other comprehensive income (loss)	(1.2)	(0.1)	—	10.5	9.2
Balance at June 30, 2021	$13.7	$0.1	$(7.5)	$(39.4)	$(33.1)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended June 30, 2020	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at March 31, 2020	$4.1	$0.2	$(7.5)	$(114.9)	$(118.1)
Changes in other comprehensive income (loss)	13.4	(0.8)	—	18.0	30.6
Balance at June 30, 2020	$17.5	$(0.6)	$(7.5)	$(96.9)	$(87.5)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Six Months Ended June 30, 2021	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at December 31, 2020	$23.2	$(0.7)	$(7.5)	$(20.0)	$(5.0)
Changes in other comprehensive income (loss)	(9.5)	0.8	—	(19.4)	(28.1)
Balance at June 30, 2021	$13.7	$0.1	$(7.5)	$(39.4)	$(33.1)

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Six Months Ended June 30, 2020	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at December 31, 2019	$2.5	$(0.1)	$(7.5)	$(94.8)	$(99.9)
Changes in other comprehensive income (loss)	15.0	(0.5)	—	(5.9)	8.6
Recognition resulting from the sale of Precima's foreign subsidiaries	—	—	—	3.8	3.8
Balance at June 30, 2020	$17.5	$(0.6)	$(7.5)	$(96.9)	$(87.5)
(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

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

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
Financial assets
Credit card and loan receivables, net	$14,088.5	$16,149.0	$14,776.4	$17,301.2
Redemption settlement assets, restricted	745.1	745.1	693.5	693.5
Other investments	247.3	247.3	225.4	225.4
Derivative instruments	0.9	0.9	0.4	0.4
Financial liabilities
Derivative instruments	1.1	1.1	1.5	1.5
Deposits	9,619.8	9,785.2	9,792.6	10,015.9
Non-recourse borrowings of consolidated securitization entities	4,603.3	4,645.8	5,709.9	5,783.4
Long-term and other debt	2,760.1	2,844.2	2,805.7	2,875.1

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2021 and December 31, 2020:

		Fair Value Measurements at
		June 30, 2021 Using
	Balance at
	June 30,
	2021	Level 1	Level 2	Level 3

	(in millions)
Mutual funds (1)	$26.9	$26.9	$—	$—
Corporate bonds (1)	662.1	—	662.1	—
Marketable securities (2)	247.3	48.9	198.4	—
Derivative instruments (3)	0.9	—	0.9	—
Total assets measured at fair value	$937.2	$75.8	$861.4	$—

Derivative instruments (3)	$1.1	$—	$1.1	$—
Total liabilities measured at fair value	$1.1	$—	$1.1	$—

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

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements at
	June 30, 2021
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and loan receivables, net	$16,149.0	$—	$—	$16,149.0
Total	$16,149.0	$—	$—	$16,149.0

Financial liabilities:
Deposits	$9,785.2	$—	$9,785.2	$—
Non-recourse borrowings of consolidated securitization entities	4,645.8	—	4,645.8	—
Long-term and other debt	2,844.2	—	2,844.2	—
Total	$17,275.2	$—	$17,275.2	$—

	Fair Value Measurements at
	December 31, 2020
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and loan receivables, net	$17,301.2	$—	$—	$17,301.2
Total	$17,301.2	$—	$—	$17,301.2

Financial liabilities:
Deposits	$10,015.9	$—	$10,015.9	$—
Non-recourse borrowings of consolidated securitization entities	5,783.4	—	5,783.4	—
Long-term and other debt	2,875.1	—	2,875.1	—
Total	$18,674.4	$—	$18,674.4	$—

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

18. INCOME TAXES

For the three months ended June 30, 2021 and 2020, the Company utilized an effective tax rate of 26.4% and 18.3%, respectively, to calculate its provision for income taxes. For the six months ended June 30, 2021 and 2020, the Company utilized an effective tax rate of 26.9% and 5.5%, respectively, to calculate its provision for income taxes.

The increase in the effective tax rate for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to a discrete tax benefit related to the expiration of a statute of limitations in the prior year. The increase in the effective tax rate for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was due to discrete tax benefits related to the expiration of a statute of limitations and a favorable tax settlement recorded in the prior year.

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

Effective with the first quarter of 2021, the Company changed its measure of segment operating profit from adjusted EBITDA and adjusted EBITDA, net to income before income taxes, as income before income taxes is now the primary performance metric utilized by the chief operating decision maker to allocate resources and assess performance of the segments. Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Segment operating results for the three and six months ended June 30, 2020 have been presented to align with the current year presentation. This change had no impact on previously reported financial information.

			Corporate/
Three Months Ended June 30, 2021	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$150.9	$861.5	$—	$1,012.4
Other operating expenses	117.1	377.4	27.2	521.7
Provision for loan loss	—	(14.1)	—	(14.1)
Depreciation and amortization	9.4	21.5	0.6	31.5
Operating income (loss)	24.4	476.7	(27.8)	473.3
Interest expense, net	(0.1)	72.2	29.6	101.7
Income (loss) before income taxes	$24.5	$404.5	$(57.4)	$371.6

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Three Months Ended June 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$151.1	$828.2	$—	$979.3
Other operating expenses	108.9	384.1	20.2	513.2
Provision for loan loss	—	250.1	—	250.1
Depreciation and amortization	18.4	22.1	0.8	41.3
Operating income (loss)	23.8	171.9	(21.0)	174.7
Interest expense, net	(0.2)	101.6	26.3	127.7
Income (loss) before income taxes	$24.0	$70.3	$(47.3)	$47.0

			Corporate/
Six Months Ended June 30, 2021	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$327.5	$1,769.8	$—	$2,097.3
Other operating expenses	253.0	739.1	44.0	1,036.1
Provision for loan loss	—	19.3	—	19.3
Depreciation and amortization	18.5	45.8	1.2	65.5
Operating income (loss)	56.0	965.6	(45.2)	976.4
Interest expense, net	(0.2)	151.3	59.2	210.3
Income (loss) before income taxes	$56.2	$814.3	$(104.4)	$766.1

			Corporate/
Six Months Ended June 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Revenues	$349.2	$2,011.9	$—	$2,361.1
Other operating expenses	242.3	749.9	44.2	1,036.4
Provision for loan loss	—	906.0	—	906.0
Depreciation and amortization	36.6	41.8	1.7	80.1
Operating income (loss)	70.3	314.2	(45.9)	338.6
Interest expense, net	(0.3)	211.8	54.7	266.2
Income (loss) before income taxes	$70.6	$102.4	$(100.6)	$72.4

20. SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows:

	June 30,	June 30,
	2021	2020

	(in millions)
Cash and cash equivalents	$3,001.9	$4,960.0
Restricted cash included within other current assets (1)	309.1	441.2
Restricted cash included within redemption settlement assets, restricted (2)	56.1	49.9
Total cash, cash equivalents and restricted cash	$3,367.1	$5,451.1
(1)	Includes cash restricted for principal and interest repayments of non-recourse borrowings of consolidated securitized debt and other restricted cash within other current assets. At June 30, 2021, restricted cash included $253.1 million in principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt that matures in September 2021 and October 2021. At June 30, 2020, restricted cash included $415.1 million in principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt that matured in August 2020.
(2)	See Note 9, “Redemption Settlement Assets,” for additional information regarding the nature of restrictions on redemption settlement assets.

Index

Caution Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding initiation or completion of strategic initiatives including the proposed spinoff of our LoyaltyOne segment, our expected operating results, future economic conditions including currency exchange rates, future dividend declarations and the guidance we give with respect to our anticipated financial performance. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	continuing impacts related to COVID-19, including government economic stimulus, relief measures for impacted borrowers and depositors, labor shortages, reduction in demand from clients, supply chain disruption for our reward suppliers and disruptions in the airline or travel industries;
●	loss of, or reduction in demand for services from, significant clients;
●	increases in fraudulent activity, net charge-offs in credit card and loan receivables or increases or volatility in the allowance for loan loss that may result from the application of the current expected credit loss model;
●	failure to identify, complete or successfully integrate or disaggregate business acquisitions or divestitures, or complete our planned spinoff discussed in this report;
●	continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	increases in the cost of doing business, including market interest rates;
●	inability to access financial or capital markets, including asset-backed securitization funding or deposits markets;
●	loss of active AIR MILES® Reward Program collectors;
●	increased redemptions by AIR MILES Reward Program collectors;
●	unfavorable fluctuations in foreign currency exchange rates;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
●	increases in Federal Deposit Insurance Corporation, Delaware or Utah regulatory capital requirements or other support for our banks;
●	failure to maintain exemption from regulation under the Bank Holding Company Act;
●	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors set forth in the Risk Factors section in our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A and elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

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

2021 Recent Developments

●	For the six months ended June 30, 2021, as compared to the six months ended June 30, 2020:
●	Revenue decreased $263.8 million, or 11%, to $2,097.3 million.
●	Provision for loan loss decreased $886.7 million, or 98%, to $19.3 million.
●	Income before income taxes increased $693.7 million, or 958%, to $766.1 million.
●	Net income increased $491.3 million, or 718%, to $559.7 million.
●	Effective July 6, 2021, Perry Beberman joined the Company as Executive Vice President and Chief Financial Officer.

Planned Spinoff of our LoyaltyOne segment

On May 12, 2021, we announced our intention to spin off our LoyaltyOne segment, comprised of our Canadian AIR MILES Reward Program and Netherlands-based BrandLoyalty business. We expect the spinoff to be completed by the end of 2021.

The spinoff will be structured as a distribution of 81% of shares issued by a new entity holding the LoyaltyOne segment, or SpinCo, to the stockholders of Alliance Data Systems Corporation, or ADSC, which transaction is intended to qualify as a tax-free reorganization and a tax-free distribution to ADSC and its stockholders for U.S. federal income tax purposes. Immediately following the spinoff, ADSC’s stockholders will own shares of both ADSC and SpinCo. At the time of the spinoff, SpinCo expects to complete a debt financing and pay a dividend to ADSC from the net proceeds of the debt issuance. These net proceeds will be used for corporate debt reduction. ADSC expects to retain a 19% interest in the shares of SpinCo at the time of the distribution, with the intent to monetize that stake as appropriate to provide for incremental corporate debt reduction at a future date.

The proposed spinoff is subject to customary conditions, including final approval by the Company’s board of directors, receipt of a favorable private letter ruling from the Internal Revenue Service, the filing with the SEC and effectiveness of a Form 10 registration statement, approval for listing of SpinCo’s common stock on a national securities exchange and completion of any necessary financings. No assurance can be given regarding the form that a spinoff transaction may take or the specific terms or timing thereof, or that a spinoff will in fact occur.

COVID-19 Update

Following the declaration by the WHO in the first quarter of 2020 of COVID-19 as a global pandemic and the rapid spread of COVID-19, international, provincial, federal, state and local government or other authorities have imposed varying degrees of restrictions on social and commercial activity in an effort to improve health and safety. As the global COVID-19 pandemic has continued to evolve, our priority has been and continues to be, the health and safety of our employees, with the vast majority of our employees continuing to work from home.

We continue to see sequential improvement in business conditions. Credit performance remained strong, attributable to our prudent risk management strategy changes, deliberate underwriting actions, and direct consumer stimulus payments resulting in greater customer liquidity and ability to pay. For the six months ended June 30, 2021, our net loss rate was 5.0%, with a delinquency rate of 3.3% for the period ended June 30, 2021. For the six months ended June 30, 2020, our net loss rate was 7.3%, with a delinquency rate of 4.3% for the period ended June 30, 2020. As the impact of direct consumer stimulus payments tempers in the second half of 2021, we anticipate credit metrics and payment rates will begin to normalize. In June 2021 credit sales returned to pre-pandemic levels, with credit sales for the second quarter of 2021 increasing 22% as compared to the first quarter of 2021 and 54% as compared to the second quarter of

Index

2020. The majority of the credit sales improvement can be attributed to in‐store sales, which have benefitted from increased consumer confidence and mobility.

AIR MILES Reward Program issuances and redemptions for the second quarter of 2021 increased 2% and 8%, respectively, as compared to the first quarter of 2021, and 8% and 32%, respectively, as compared to the second quarter of 2020. These improved metrics reflect an increase in consumer discretionary spending as well as continuing strength in merchandise redemptions. The AIR MILES Reward Program continues to emphasize more non‐travel options, driving higher merchandise redemptions. In addition, the AIR MILES Reward Program is working with airline partners to plan for the increasing return of airline bookings and travel during the second half of 2021. At BrandLoyalty, new program activity is increasing with consumers actively engaged in loyalty campaigns, with particular success in products focused on the home. However, both the varying degrees of restrictions impacting the U.K. and many Asian and European countries, as well as recent disruptions to port services in southern China amid COVID-19 resurgences exacerbating already challenged global supply chain conditions, could negatively impact our results of operations in the second half of 2021.

Despite the availability of vaccines, surges in COVID-19 cases, including variants of the strain, may adversely impact the economic recovery and our industry outlook. We continue to evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and current and potential impact on our business and financial position. However, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our future results of operations or cash flows at this time.

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(in millions, except percentages)
Revenues
Services	$20.7	$37.9	(46)%	$60.0	$84.5	(29)%
Redemption, net	78.8	84.7	(7)	183.7	205.6	(11)
Finance charges, net	912.9	856.7	7	1,853.6	2,071.0	(11)
Total revenue	1,012.4	979.3	3	2,097.3	2,361.1	(11)
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	494.5	492.8	—	992.0	992.1	—
Provision for loan loss	(14.1)	250.1	(106)	19.3	906.0	(98)
General and administrative	27.2	20.4	34	44.1	44.3	—
Depreciation and other amortization	20.0	20.3	(2)	42.8	37.7	14
Amortization of purchased intangibles	11.5	21.0	(45)	22.7	42.4	(47)
Total operating expenses	539.1	804.6	(33)	1,120.9	2,022.5	(45)
Operating income	473.3	174.7	171	976.4	338.6	188
Interest expense
Securitization funding costs	30.4	42.7	(29)	64.0	92.6	(31)
Interest expense on deposits	41.8	58.9	(29)	87.3	119.2	(27)
Interest expense on long-term and other debt, net	29.5	26.1	13	59.0	54.4	9
Total interest expense, net	101.7	127.7	(20)	210.3	266.2	(21)
Income before income taxes	371.6	47.0	691	766.1	72.4	958
Provision for income taxes	98.1	8.6	1,045	206.4	4.0	5,075
Net income	$273.5	$38.4	612%	$559.7	$68.4	718%

Key Operating Metrics:
Credit sales	$7,401.2	$4,799.2	54%	$13,444.6	$10,898.4	23%
Average credit card and loan receivables	$15,281.7	$16,116.3	(5)%	$15,533.3	$17,205.4	(10)%
AIR MILES reward miles issued	1,139.2	1,053.1	8%	2,250.8	2,368.9	(5)%
AIR MILES reward miles redeemed	800.3	608.2	32%	1,539.6	1,602.2	(4)%

Index

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenue. Total revenue increased $33.1 million, or 3%, to $1,012.4 million for the three months ended June 30, 2021 from $979.3 million for the three months ended June 30, 2020. The net increase was due to the following:

●	Services. Revenue decreased $17.2 million, or 46%, to $20.7 million for the three months ended June 30, 2021 due to a $17.2 million decrease in merchant fee revenue resulting from increased payments to our retailers as volumes increased from the prior year quarter. Credit sales increased 54% for the three months ended June 30, 2021 as compared to the prior year quarter.
●	Redemption, net. Revenue decreased $5.9 million, or 7%, to $78.8 million for the three months ended June 30, 2021, as redemption revenue from our short-term loyalty programs decreased $5.2 million due to delays in programs in market with the impact of COVID-19, offset in part by favorability in foreign currency exchange rates.
●	Finance charges, net. Revenue increased $56.2 million, or 7%, to $912.9 million for the three months ended June 30, 2021 due to the negative impact on our revenue of the pandemic-related consumer relief programs we offered in the second quarter of 2020. The increase in finance charge yield of approximately 275 basis points increased revenue by $105.0 million. This increase was offset in part by a 6% decrease in average credit card and loan receivables including held for sale receivables, that decreased revenue by $48.8 million as payment rates continue to be elevated from consumer economic stimulus.

Cost of operations. Cost of operations increased $1.7 million to $494.5 million for the three months ended June 30, 2021 as compared to $492.8 million for the three months ended June 30, 2020. The net increase was due to the following:

●	Within the LoyaltyOne segment, cost of operations increased $8.3 million due to a $6.3 million increase in payroll and benefits expense, including an increase in incentive compensation and exempt wages, and a $7.1 million increase in operating expenses across various expense categories such as associate engagement at BrandLoyalty and marketing for additional AIR MILES Reward Program promotions. These increases were offset in part by a $5.1 million decrease in cost of redemptions due to the decline in redemption revenue discussed above.
●	Within the Card Services segment, cost of operations decreased $6.6 million due to operating expense efficiencies, a reduction in fraud losses, and a reduction in asset impairment charges that were recorded in the prior year quarter. These decreases were offset in part by an increase in operating expenses related to our Bread acquisition in December 2020, an increase in marketing expense as the prior year quarter was impacted by COVID-19, and an increase in operating expenses related to higher volumes such as data processing, credit card expenses and the Company’s transformative efforts, including the Fiserv core processing platform migration.

Provision for loan loss. Provision for loan loss decreased $264.2 million, or 106%, to $(14.1) million for the three months ended June 30, 2021 as compared to $250.1 million for the three months ended June 30, 2020. The decrease in the provision for loan loss in the current year quarter was due to improved credit performance, lower net charge-offs and improving macroeconomic indicators, which drove a net reserve release of $208.0 million for the three months ended June 30, 2021.

General and administrative. General and administrative expenses increased $6.8 million, or 34%, to $27.2 million for the three months ended June 30, 2021 as compared to $20.4 million for the three months ended June 30, 2020, due to a $5.8 million increase in payroll and benefits expense for higher medical claims and severance expense for an executive.

Depreciation and other amortization. Depreciation and other amortization decreased $0.3 million, or 2%, to $20.0 million for the three months ended June 30, 2021 as compared to $20.3 million for the three months ended June 30, 2020, primarily due to a $2.5 million decrease in depreciation and amortization in our Card Services segment driven by the Company’s real estate optimization in 2020, offset in part by an increase in depreciation and amortization of $2.4 million in our LoyaltyOne segment driven by previous investments in digital technology.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $9.5 million, or 45%, to $11.5 million for the three months ended June 30, 2021, as compared to $21.0 million for the three months ended June

Index

30, 2020, primarily due to certain fully amortized intangible assets, including BrandLoyalty customer contracts, offset in part by $5.4 million in amortization of purchased intangibles associated with the acquisition of Bread in December 2020.

Interest expense, net. Total interest expense, net decreased $26.0 million, or 20%, to $101.7 million for the three months ended June 30, 2021 as compared to $127.7 million for the three months ended June 30, 2020. The net decrease was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $12.3 million due to lower average borrowings, which decreased funding costs by approximately $7.1 million, and lower average interest rates, which decreased funding costs by approximately $5.2 million.
●	Interest expense on deposits. Interest expense on deposits decreased $17.1 million due to lower average balances outstanding, which decreased funding costs by approximately $9.9 million, and lower average interest rates, which decreased funding costs by approximately $7.2 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $3.4 million primarily due to an $8.8 million increase in interest expense associated with the issuance of senior notes in September 2020 and a $0.5 million increase in amortization of debt issuance costs. This was offset in part by a $4.6 million decrease in interest expense on term debt and a $2.2 million decrease in interest expense on the revolving line of credit due to lower average borrowings.

Taxes. Provision for income taxes increased $89.5 million to $98.1 million for the three months ended June 30, 2021 from $8.6 million for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2021 was 26.4% as compared to 18.3% for the prior year quarter. The increase in the effective tax rate for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to a discrete tax benefit related to the expiration of a statute of limitations in the prior year.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenue. Total revenue decreased $263.8 million, or 11%, to $2,097.3 million for the six months ended June 30, 2021 from $2,361.1 million for the six months ended June 30, 2020. The decrease was due to the following:

●	Services. Revenue decreased $24.5 million, or 29%, to $60.0 million for the six months ended June 30, 2021 due to a $13.5 million decrease in other servicing fees charged to cardholders, resulting from a decline in revenue from certain payment protection products and an $8.4 million decrease in merchant fee revenue due to increased payments to our retailers as volumes increased from the prior year. Additionally, the sale of Precima in January 2020 resulted in a $1.9 million decrease in revenue for 2021 as compared to the prior year.
●	Redemption, net. Revenue decreased $21.9 million, or 11%, to $183.7 million for the six months ended June 30, 2021 as redemption revenue from our short-term loyalty programs decreased $19.5 million due to delays in programs in market with the impact of COVID-19, offset in part by favorability in foreign currency exchange rates.
●	Finance charges, net. Revenue decreased $217.4 million, or 11%, to $1,853.6 million for the six months ended June 30, 2021. The decline was due to an 11% decrease in average credit card and loan receivables including held for sale receivables, as payment rates continue to benefit from consumer economic stimulus, that decreased revenue by $219.9 million.

Cost of operations. Cost of operations decreased $0.1 million to $992.0 million for the six months ended June 30, 2021 as compared to $992.1 million for the six months ended June 30, 2020. The net decrease was due to the following:

●	Within the LoyaltyOne segment, cost of operations increased $10.7 million due to the gain on the sale of Precima in January 2020 that did not recur in the current year. Additionally, a $5.8 million increase in payroll and benefits expense related to higher incentive compensation and a $2.2 million increase in marketing expense for additional AIR MILES Reward Program promotions were offset in part by a $12.6 million decrease in cost of redemptions due to the decline in redemption revenue discussed above.
●	Within the Card Services segment, cost of operations decreased $10.8 million due to a $63.5 million reduction in fraud losses and a $34.2 million reduction in asset impairment charges that were recorded in the prior year.

Index

These decreases were offset in part by a $33.3 million increase in payroll and benefits expense due to our Bread acquisition in December 2020 and an increase in incentive compensation, an increase in operating expenses related to the Company’s transformative efforts, including the Fiserv core processing platform migration, and a $20.4 million gain on the sale of a credit card portfolio recorded in the prior year.

Provision for loan loss. Provision for loan loss decreased $886.7 million, or 98%, to $19.3 million for the six months ended June 30, 2021 as compared to $906.0 million for the six months ended June 30, 2020. The decrease in the provision for loan loss in the current year was due to improved credit performance, lower net charge-offs and improving macroeconomic indicators. For the six months ended June 30, 2020, there was a significant increase in the provision due to a reserve build in the allowance for loan loss associated with the deterioration of the global macroeconomic outlook as a result of the onset of COVID-19.

General and administrative. General and administrative expenses decreased $0.2 million to $44.1 million for the six months ended June 30, 2021 as compared to $44.3 million for the six months ended June 30, 2020, due to a decrease in payroll and benefits expense attributable to lower medical claims.

Depreciation and other amortization. Depreciation and other amortization increased $5.1 million, or 14%, to $42.8 million for the six months ended June 30, 2021 as compared to $37.7 million for the six months ended June 30, 2020, primarily due to an increase in depreciation and amortization of $4.6 million in our LoyaltyOne segment driven by previous investments in digital technology.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $19.7 million, or 47%, to $22.7 million for the six months ended June 30, 2021, as compared to $42.4 million for the six months ended June 30, 2020, primarily due to certain fully amortized intangible assets, including BrandLoyalty customer contracts, offset in part by $10.8 million in amortization of purchased intangibles associated with the acquisition of Bread in December 2020.

Interest expense, net. Total interest expense, net decreased $55.9 million, or 21%, to $210.3 million for the six months ended June 30, 2021 as compared to $266.2 million for the six months ended June 30, 2020. The net decrease was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $28.6 million due to lower average borrowings, which decreased funding costs by approximately $19.6 million, and lower average interest rates, which decreased funding costs by approximately $9.0 million.
●	Interest expense on deposits. Interest expense on deposits decreased $31.9 million due to lower average balances outstanding, which decreased funding costs by approximately $20.0 million, and lower average interest rates, which decreased funding costs by approximately $11.9 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $4.6 million primarily due to a $17.5 million increase in interest expense associated with the issuance of senior notes in September 2020, offset in part by a $13.5 million decrease in interest expense on term debt due to lower average borrowings.

Taxes. Provision for income taxes increased $202.4 million to $206.4 million for the six months ended June 30, 2021 from $4.0 million for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 was 26.9% as compared to 5.5% for the prior year. The increase in the effective tax rate for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was due to discrete tax benefits related to the expiration of a statute of limitations and a favorable tax settlement recorded in the prior year.

Index

Segment Revenue and Income (Loss) Before Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(in millions, except percentages)
Revenue:
LoyaltyOne	$150.9	$151.1	—%	$327.5	$349.2	(6)%
Card Services	861.5	828.2	4	1,769.8	2,011.9	(12)
Corporate/Other	—	—	—	—	—	—
Total	$1,012.4	$979.3	3%	$2,097.3	$2,361.1	(11)%

Income (Loss) Before Income Taxes
LoyaltyOne	$24.5	$24.0	2%	$56.2	$70.6	(20)%
Card Services	404.5	70.3	475	814.3	102.4	695
Corporate/Other	(57.4)	(47.3)	21	(104.4)	(100.6)	4
Total	$371.6	$47.0	691%	$766.1	$72.4	958%

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenue. Total revenue increased $33.1 million, or 3%, to $1,012.4 million for the three months ended June 30, 2021 from $979.3 million for the three months ended June 30, 2020. The net increase was due to the following:

●	LoyaltyOne. Revenue decreased $0.2 million to $150.9 million for the three months ended June 30, 2021, as revenue from our short-term loyalty programs decreased $7.4 million due to the continued impact of the pandemic, offset in part by the favorable impact of foreign currency exchange rates.
●	Card Services. Revenue increased $33.3 million, or 4%, to $861.5 million for the three months ended June 30, 2021, driven by a $56.2 million increase in finance charges, net primarily due to the negative impact on our revenue of pandemic-related consumer relief programs in the second quarter of 2020, offset in part by a $17.2 million decrease in merchant fee revenue due to increased payments to our retailers as both credit sales and volumes increased over the prior year quarter.

Income Before Income Taxes. Income before income taxes increased $324.6 million, or 691%, to $371.6 million for the three months ended June 30, 2021 from $47.0 million for the three months ended June 30, 2020. The net increase was due to the following:

●	LoyaltyOne. Income before income taxes increased $0.5 million, or 2%, to $24.5 million for the three months ended June 30, 2021. The increase in income before income taxes was due to an $11.4 million decrease in amortization of purchased intangibles due to certain fully amortized intangible assets, offset in part by higher payroll and benefits expense in the current year quarter.
●	Card Services. Income before income taxes increased $334.2 million, or 475%, to $404.5 million for the three months ended June 30, 2021 resulting from a $264.2 million decrease in the provision for loan loss due to improved credit performance, a $29.4 million decrease in interest expense, net due to lower average balances and the increase in revenue discussed above.
●	Corporate/Other. Loss before income taxes increased $10.1 million for the three months ended June 30, 2021 due to an increase in payroll and benefits expense for higher medical claims and an increase in interest expense associated with the issuance of senior notes in September 2020.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenue. Total revenue decreased $263.8 million, or 11%, to $2,097.3 million for the six months ended June 30, 2021 from $2,361.1 million for the six months ended June 30, 2020. The decrease was due to the following:

●	LoyaltyOne. Revenue decreased $21.7 million, or 6%, to $327.5 million for the six months ended June 30, 2021 as revenue from our short-term loyalty programs decreased $22.8 million due to a decline in programs in market across most regions with the impact of COVID-19. This decrease was offset in part by favorability in foreign currency exchange rates.

Index

●	Card Services. Revenue decreased $242.1 million, or 12%, to $1,769.8 million for the six months ended June 30, 2021, driven by a $217.4 million decrease in finance charges, net due to a decline in credit card and loan receivables as payment rates continue to benefit from consumer economic stimulus, as well as the sale of a credit card portfolio in 2020.

Income Before Income Taxes. Income before income taxes increased $693.7 million, or 958%, to $766.1 million for the six months ended June 30, 2021 from $72.4 million for the six months ended June 30, 2020. The net increase was due to the following:

●	LoyaltyOne. Income before income taxes decreased $14.4 million, or 20%, to $56.2 million for the six months ended June 30, 2021. The decline in income before income taxes was due to lost margin from the decline in revenue discussed above and the gain on sale of Precima in January 2020 that did not recur in the current year, offset in part by a $22.7 million decrease in amortization of purchased intangibles due to certain fully amortized intangible assets.
●	Card Services. Income before income taxes increased $711.9 million, or 695%, to $814.3 million for the six months ended June 30, 2021 due to an $886.7 million decrease in the provision for loan loss from improved credit performance, improvement in the macroeconomic environment and a decline in credit card and loan receivables. Income before income taxes also benefitted from a $60.5 million decrease in interest expense, net from lower average balances, the effect of which was offset in part by lower revenue as discussed above.
●	Corporate/Other. Loss before income taxes increased $3.8 million for the six months ended June 30, 2021 due to an increase in interest expense associated with the issuance of senior notes in September 2020.

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

The following table presents the delinquency trends of our credit card and loan receivables portfolio based on the principal balances of our credit card and loan receivables:

	June 30,	% of	December 31,	% of
	2021	Total	2020	Total

	(in millions, except percentages)
Receivables outstanding ─ principal	$15,006.3	100.0%	$15,963.3	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$178.6	1.2%	$229.9	1.4%
61 to 90 days	106.8	0.7	162.8	1.0
91 or more days	213.1	1.4	315.2	2.0
Total	$498.5	3.3%	$707.9	4.4%

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

Index

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions, except percentages)
Average credit card and loan receivables	$15,281.7	$16,116.3	$15,533.3	$17,205.4
Net charge-offs of principal receivables	193.9	304.6	392.0	624.8
Net charge-offs as a percentage of average credit card and loan receivables	5.1%	7.6%	5.0%	7.3%

Liquidity and Capital Resources

Our primary sources of liquidity include cash generated from operating activities, our credit agreements, issuances of debt or equity securities, our credit card securitization program and deposits issued by Comenity Bank and Comenity Capital Bank. In addition to our efforts to renew and expand our current liquidity sources, we continue to seek new funding sources.

Our primary uses of cash are for ongoing business operations, repayments of our debt, capital expenditures, investments or acquisitions, stock repurchases and payments of dividends.

We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures and other business requirements, including the expenses associated with the proposed spinoff of our LoyaltyOne segment, for at least the next 12 months. However, continued volatility in the financial and capital markets due to COVID-19 may limit our access to, increase our cost of capital or make capital unavailable on terms acceptable to us or at all.

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $733.2 million and $1,067.5 million for the six months ended June 30, 2021 and 2020, respectively. The year-over-year decrease in operating cash flows of $334.3 million was impacted by the provision for loan loss, offset in part by an increase in working capital.

Investing Activities. Cash provided by investing activities was $534.6 million and $3,340.0 million for the six months ended June 30, 2021 and 2020, respectively. Significant components of investing activities are as follows:

●	Credit card and loan receivables. Cash increased $666.2 million for the six months ended June 30, 2021 due to a decrease in credit card and loan receivables from increases in payment rates that benefitted from government economic stimulus programs. Cash increased $3,053.4 million for the six months ended June 30, 2020 due to a decrease in credit card and loan receivables as a result of the pandemic-related store closures.
●	Proceeds from sale of business. During the six months ended June 30, 2020, we received cash consideration of $25.4 million from the sale of Precima.
●	Proceeds from sale of credit card portfolio. During the six months ended June 30, 2020, we received cash consideration of $289.5 million from the sale of a credit card portfolio.
●	Purchase of credit card portfolio. During the six months ended June 30, 2021, we paid cash consideration of $31.5 million for the purchase of a credit card portfolio. No portfolios were acquired for the six months ended June 30, 2020.
●	Capital expenditures. Cash paid for capital expenditures was $34.9 million and $26.1 million for the six months ended June 30, 2021 and 2020, respectively.

Index

Financing Activities. Cash used in financing activities was $1,364.6 million and $2,911.6 million for the six months ended June 30, 2021 and 2020, respectively. Significant components of financing activities are as follows:

●	Debt. Cash decreased $50.7 million for the six months ended June 30, 2021 due to net repayments of our term loans. Cash increased $349.3 million for the six months ended June 30, 2020 due to net borrowings under the revolving line of credit.
●	Non-recourse borrowings of consolidated securitization entities. Cash decreased $1,107.9 million and $2,280.0 million for the six months ended June 30, 2021 and 2020, respectively, due to net repayments and maturities under the non-recourse borrowings of consolidated securitization entities and lower borrowings due to declines in credit card and loan receivables.
●	Deposits. Cash decreased $176.0 million and $936.4 million for the six months ended June 30, 2021 and 2020, respectively, due to net maturities of deposits. The volume of deposits as of June 30, 2021 and 2020 was lower as a result of lower liquidity requirements.
●	Dividends. Cash paid for quarterly dividends and dividend equivalents was $21.1 million and $40.4 million for the six months ended June 30, 2021 and 2020, respectively. The quarterly dividend was reduced in the second quarter of 2020 from $0.63 to $0.21 per share in response to COVID-19.

Debt

Credit Agreement

At June 30, 2021, we had $1,433.6 million in term loans outstanding and a $750.0 million revolving line of credit. As of June 30, 2021, we had no amounts outstanding under our revolving line of credit and total availability of $750.0 million. Our total leverage ratio, as defined in our credit agreement, was 1.6 to 1 at June 30, 2021, as compared to the maximum covenant ratio of 4.5 to 1.

As of June 30, 2021, we were in compliance with our debt covenants.

In July 2021, we amended our credit agreement to, among other things, (i) provide consent by the lenders to the spinoff or sale of our LoyaltyOne segment, (ii) extend the maturity date of the revolving loans and approximately 86% of the term loans from December 31, 2022 to July 1, 2024, (iii) revise the method of determining interest rates and commitment fees to be charged in connection with the loans, (iv) modify the financial and operational covenants and certain other provisions in the credit agreement to reflect our business and operations after giving effect to the LoyaltyOne spinoff or sale, (v) require a prepayment of certain of the loans in an amount equal to the net proceeds from the LoyaltyOne spinoff or sale, including any net proceeds from debt that is distributed to us and (vi) add Lon Inc. and Lon Operations LLC as additional guarantors.

BrandLoyalty Credit Agreement

In the first quarter of 2021, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, amended its credit agreement to extend the maturity date by one year from April 3, 2023 to April 3, 2024. As of June 30, 2021, we had no amounts outstanding under our BrandLoyalty Credit Agreement.

Funding Sources

Deposits

We utilize certificates of deposit and money market deposits to finance the operating activities, including funding for our non-securitized credit card receivables, and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of June 30, 2021, we had $5.2 billion in certificates of deposit outstanding with interest rates ranging from 0.15% to 3.75% and maturities ranging from July 2021 to June 2026. Certificate of deposit borrowings are subject to regulatory capital requirements.

Index

As of June 30, 2021, we had $4.4 billion in money market deposits outstanding with interest rates ranging from 0.39% to 3.50%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

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

During the six months ended June 30, 2021, $1.5 billion of asset-backed term notes matured and were repaid, of which $250.7 million were retained by us and eliminated from the consolidated balance sheets.

We have access to committed undrawn capacity through three conduit facilities to support the funding of our credit card and loan receivables through the trusts. As of June 30, 2021, total capacity under the conduit facilities was $4.5 billion, of which $2.4 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets.

In June 2021, Master Trust I amended its 2009-VFN conduit facility, increasing the capacity from $1.0 billion to $2.75 billion and extending the maturity to October 2023. In June 2021, Master Trust III amended its 2009-VFC conduit facility, decreasing the capacity from $700.0 million to $225.0 million and extending the maturity to August 2022. In June 2021, the WFC Trust amended its 2009-VFN conduit facility, extending the maturity to August 2022.

As of June 30, 2021, we had approximately $10.4 billion of securitized credit card and loan receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the trusts and by the performance of the credit card and loan receivables in the trusts.

The following table shows the maturities of borrowing commitments as of June 30, 2021 for the trusts by year:

	2021	2022	2023	2024	Thereafter	Total

	(in millions)
Fixed rate asset-backed term note securities	$644.6	$1,571.7	$—	$—	$—	$2,216.3
Conduit facilities (1)	—	1,725.0	2,750.0	—	—	4,475.0
Secured loan facility	—	21.0	—	—	—	21.0
Total (2)	$644.6	$3,317.7	$2,750.0	$—	$—	$6,712.3
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $951.9 million of debt issued by the trusts, which was retained by us and eliminated in the unaudited condensed consolidated financial statements.

See Note 12, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Index

Regulatory Matters

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Comenity Bank and Comenity Capital Bank are considered well capitalized. The actual capital ratios and minimum ratios as of June 30, 2021 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	22.1%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	26.5	4.5	6.5
Tier 1 capital to risk-weighted assets	26.5	6.0	8.0
Total capital to risk-weighted assets	27.8	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	16.0%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	17.6	4.5	6.5
Tier 1 capital to risk-weighted assets	17.6	6.0	8.0
Total capital to risk-weighted assets	18.9	8.0	10.0

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

Dividends

On January 28, 2021, our board of directors declared a quarterly cash dividend of $0.21 per share on our common stock to stockholders of record at the close of business on February 12, 2021, resulting in an aggregate dividend payment of $10.4 million on March 18, 2021.

On April 29, 2021, our board of directors declared a quarterly cash dividend of $0.21 per share on our common stock to stockholders of record at the close of business on May 14, 2021, resulting in an aggregate dividend payment of $10.4 million on June 18, 2021.

Additionally, we paid $0.2 million in cash related to dividend equivalent rights for the six months ended June 30, 2021.

On July 29, 2021, our board of directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on August 13, 2021 to stockholders of record at the close of business on September 17, 2021.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, concluded that as of June 30, 2021 (the end of our second fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our second quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

The proposed spinoff of our LoyaltyOne segment may not be completed on the terms or timeline currently contemplated, if at all, and may not achieve the expected results.

In May 2021, we announced our intention to spin off our LoyaltyOne segment into a new independent, publicly traded company, or SpinCo, through a distribution of 81% of SpinCo’s shares to ADSC’s stockholders. The transaction is expected to qualify as a tax-free “reorganization” within the meaning of section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended, or the Code, and a tax-free distribution within the meaning of section 355 of the Code to us and our stockholders for U.S. federal income tax purposes. The spinoff is expected to be completed in the fourth quarter of 2021. Completion of the spinoff will be subject to a number of factors and conditions, including the final approval of our board of directors; there can be no assurance that we will be able to complete the spinoff on the terms or timeline announced, if at all. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed spinoff, including, but not limited to, disruptions in general or financial market conditions; any delay in the SEC declaring effective SpinCo’s Form 10 registration statement or the selected stock exchange approving SpinCo’s common stock for listing; inability to obtain a private letter ruling from the Internal Revenue Service or other opinions as to the anticipated tax-free treatment of the spinoff; or completion of the various intercompany arrangements between us and SpinCo related to the spinoff.

There are numerous additional risks associated with the proposed spinoff, including, but not limited to, the risk of significant additional costs being incurred to effect the spinoff, particularly if it is delayed or does not occur at all; the risk of disruption to our business in connection with the proposed spinoff and any corresponding loss of revenue; the risk that the proposed spinoff will require significant time and attention from our senior management and employees, negatively impacting operations; the risk that we may find it more difficult to attract, retain and motivate employees during the pendency of the spinoff or following its completion; the risk that the companies resulting from the spinoff do not realize all of the expected benefits of the spinoff; the risk that the smaller, independent companies resulting from the spinoff will be less diversified with a narrower business focus that makes one or both more vulnerable to changing market conditions or takeover by third parties; the risk that the spinoff will not be tax-free for U.S. federal income tax purposes; and the risk that there will be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of one or both companies. The potential negative impact of the events described above could have a material adverse effect on our business, financial condition, results of operations and prospects, whether we are constituted as two independent publicly-traded companies after the proposed spinoff is completed or as one company as currently constituted.

Following the spinoff, the share price for our common stock may fluctuate significantly.

We cannot predict the effect of the spinoff on the trading price of shares of our common stock. We cannot assure you that the combined trading prices of our common stock and SpinCo’s common stock after the spinoff, as adjusted for any changes in the combined capitalization of both companies, will be equal to or greater than the trading price of our common stock prior to the spinoff. Until the market has fully evaluated our business without SpinCo, the price at which our common stock trades may fluctuate significantly. In addition, the trading price of our common stock may be more volatile around the time of the spinoff.

Index

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2021:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs
				(Dollars in millions)
During 2021:
April 1-30	1,855	$108.73	—	$—
May 1-31	5,621	121.04	—	—
June 1-30	2,372	111.30	—	—
Total	9,848	$116.38	—	$—
(1)	During the period represented by the table, 9,848 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a)	On July 30, 2021, we retired our 67.4 million shares of treasury stock.

(b) None

Index

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.3	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Fifth Addendum to Appendix A and First Addendum to Appendix B of Third Amended and Restated Service Agreement, as Amended, dated as of April 30, 2021, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	5/3/21

+˄10.2	(a)	Executive General Release and Enhanced Severance Agreement, dated as of May 11, 2021, by and between ADS Alliance Data Systems, Inc. and Tim King.	8-K	10.1	5/12/21

10.3	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of May 25, 2021, by and among WFN Credit Company, LLC, U.S. Bank Trust National Association and Citicorp Trust Delaware, National Association.	8-K	4.1	5/28/21

10.4	(b) (c) (d)	First Amendment to Amended and Restated Trust Agreement, dated as of May 25, 2021, between WFN Credit Company, LLC and Citicorp Trust Delaware, National Association.	8-K	4.2	5/28/21

+10.5	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2020 Omnibus Incentive Plan.	8-K	10.1	6/15/21

10.6	(b) (c) (d)	Succession Agreement, dated as of June 18, 2021, by and among Comenity Bank, World Financial Network Credit Card Master Note Trust, MUFG Union Bank, N.A. and U.S. Bank National Association.	8-K	4.1	6/24/21

10.7	(b) (c) (d)	Succession Agreement, dated as of June 18, 2021, among WFN Credit Company, LLC, MUFG Union Bank, N.A. and U.S. Bank National Association.	8-K	4.2	6/24/21

10.8	(a)	Seventh Amendment to Amended and Restated Credit Agreement, dated as of July 9, 2021, by and among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors, Wells Fargo	8-K	10.1	7/14/21

Index

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

Bank, National Association, as administrative agent, and various other agents and lenders.

*#10.9	(a)

Third Amendment to Private Label Credit Card Program Agreement, dated as of August 1, 2021, by and between Victoria’s Secret Stores, LLC, VS Service Company, LLC by change of name and organizational form from L Brands Direct Marketing, Inc., L Brands Direct Fulfillment, LLC by change of organizational form from L Brands Direct Fulfillment, Inc., VSPR Store Operations, LLC by change of name from Puerto Rico Store Operations, LLC, and Comenity Bank.

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

The following financial information from Alliance Data Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Management contract, compensatory plan or arrangement

∧ Pursuant to Item 601 (b)(10)(iv) of Regulation S-K, certain identified information has been excluded from this exhibit because it is both not material and considered confidential non-public personal information. Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Registrant hereby undertakes to furnish supplementally an unredacted copy of the exhibit or a copy of any omitted schedule upon request by the U.S. Securities and Exchange Commission.

Index

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

ALLIANCE DATA SYSTEMS CORPORATION

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

Date: August 5, 2021
	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer

Date: August 5, 2021