Form 10-Q
period 2021-09-30
ALLIANCE DATA SYSTEMS CORP
filed 2021-11-03
CIK 1101215

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-15749

ALLIANCE DATA SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1429215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3095 Loyalty Circle

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

As of October 25, 2021, 49,785,109 shares of common stock were outstanding.

Index

ALLIANCE DATA SYSTEMS CORPORATION

Index

PART I

Item 1.  Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020

	(in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,172.2	$3,081.5
Accounts receivable, net, less allowance for doubtful accounts ($7.1 million and $4.0 million at September 30, 2021 and December 31, 2020, respectively)	371.5	383.8
Credit card and loan receivables:
Credit card and loan receivables – restricted for securitization investors	10,102.7	11,208.5
Other credit card and loan receivables	5,587.2	5,575.9
Total credit card and loan receivables	15,689.9	16,784.4
Allowance for loan loss	(1,644.8)	(2,008.0)
Credit card and loan receivables, net	14,045.1	14,776.4
Inventories	192.3	164.3
Other current assets	872.3	534.9
Redemption settlement assets, restricted	734.0	693.5
Total current assets	19,387.4	19,634.4
Property and equipment, net	292.2	310.9
Right of use assets - operating	208.0	233.2
Deferred tax asset, net	337.9	359.2
Intangible assets, net	64.1	81.7
Goodwill	1,342.7	1,369.6
Other non-current assets	625.0	558.1
Total assets	$22,257.3	$22,547.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$365.6	$328.2
Accrued expenses	387.9	444.7
Current operating lease liabilities	21.9	23.6
Current portion of deposits	7,762.6	6,553.9
Current portion of non-recourse borrowings of consolidated securitization entities	3,094.6	1,850.7
Current portion of long-term and other debt	101.3	101.4
Other current liabilities	276.2	220.9
Deferred revenue	924.3	898.5
Total current liabilities	12,934.4	10,421.9
Deferred revenue	96.6	105.5
Long-term operating lease liabilities	249.9	276.4
Deposits	2,122.9	3,238.7
Non-recourse borrowings of consolidated securitization entities	1,494.1	3,859.2
Long-term and other debt	2,632.6	2,704.3
Other liabilities	481.2	419.5
Total liabilities	20,011.7	21,025.5
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 49.8 million and 117.1 million shares at September 30, 2021 and December 31, 2020, respectively	0.5	1.2
Additional paid-in capital	2,170.8	3,427.2
Treasury stock, at cost, no shares and 67.4 million shares at September 30, 2021 and December 31, 2020, respectively	—	(6,733.9)
Retained earnings	130.5	4,832.1
Accumulated other comprehensive loss	(56.2)	(5.0)
Total stockholders’ equity	2,245.6	1,521.6
Total liabilities and stockholders’ equity	$22,257.3	$22,547.1

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions, except per share amounts)
Revenues
Services	$10.5	$24.7	$70.4	$109.2
Redemption, net	97.1	113.1	280.8	318.6
Finance charges, net	991.7	912.7	2,845.3	2,983.7
Total revenue	1,099.3	1,050.5	3,196.5	3,411.5
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	489.2	482.7	1,481.1	1,474.7
Provision for loan loss	161.1	207.7	180.3	1,113.7
General and administrative	34.5	29.0	78.6	73.2
Depreciation and other amortization	18.9	18.4	61.7	56.2
Amortization of purchased intangibles	12.8	21.7	35.5	64.1
Total operating expenses	716.5	759.5	1,837.2	2,781.9
Operating income	382.8	291.0	1,359.3	629.6
Interest expense
Securitization funding costs	26.0	37.5	89.9	130.1
Interest expense on deposits	37.3	52.9	124.7	172.1
Interest expense on long-term and other debt, net	28.8	24.7	87.9	79.1
Total interest expense, net	92.1	115.1	302.5	381.3
Income before income taxes	290.7	175.9	1,056.8	248.3
Provision for income taxes	67.0	42.6	273.4	46.6
Net income	$223.7	$133.3	$783.4	$201.7

Net income per share (Note 3):
Basic	$4.50	$2.79	$15.75	$4.23
Diluted	$4.47	$2.79	$15.68	$4.23

Weighted average shares (Note 3):
Basic	49.8	47.7	49.7	47.7
Diluted	50.0	47.8	50.0	47.7

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Net income	$223.7	$133.3	$783.4	$201.7

Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale	(3.5)	3.9	(14.2)	20.1
Tax benefit (expense)	0.2	0.1	1.4	(1.1)
Unrealized (loss) gain on securities available-for-sale, net of tax	(3.3)	4.0	(12.8)	19.0

Unrealized gain on cash flow hedges	1.2	0.7	2.1	—
Tax expense	(0.3)	(0.2)	(0.4)	—
Unrealized gain on cash flow hedges, net of tax	0.9	0.5	1.7	—

Foreign currency translation adjustments (inclusive of deconsolidation of $3.8 million for the nine months ended September 30, 2020 related to the sale of a business)	(20.7)	35.3	(40.1)	33.2

Other comprehensive (loss) income, net of tax	(23.1)	39.8	(51.2)	52.2

Total comprehensive income, net of tax	$200.6	$173.1	$732.2	$253.9

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2021	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at July 1, 2021	117.1	$1.2	$3,442.9	$(6,733.9)	$5,370.8	$(33.1)	$2,047.9
Net income	—	—	—	—	223.7	—	223.7
Other comprehensive loss	—	—	—	—	—	(23.1)	(23.1)
Stock-based compensation	—	—	8.6	—	—	—	8.6
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	(10.6)	—	(10.6)
Retirement of treasury stock	(67.4)	(0.7)	(1,279.8)	6,733.9	(5,453.4)	—	—
Other	0.1	—	(0.9)	—	—	—	(0.9)
Balance at September 30, 2021	49.8	$0.5	$2,170.8	$—	$130.5	$(56.2)	$2,245.6

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2020	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at July 1, 2020	115.1	$1.2	$3,267.7	$(6,733.9)	$4,707.1	$(87.5)	$1,154.6
Net income	—	—	—	—	133.3	—	133.3
Other comprehensive income	—	—	—	—	—	39.8	39.8
Stock-based compensation	—	—	5.3	—	—	—	5.3
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	(10.1)	—	(10.1)
Other	—	—	(0.3)	—	—	—	(0.3)
Balance at September 30, 2020	115.1	$1.2	$3,272.7	$(6,733.9)	$4,830.3	$(47.7)	$1,322.6

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (CONTINUED)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2021	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at December 31, 2020	117.1	$1.2	$3,427.2	$(6,733.9)	$4,832.1	$(5.0)	$1,521.6
Net income	—	—	—	—	783.4	—	783.4
Other comprehensive loss	—	—	—	—	—	(51.2)	(51.2)
Stock-based compensation	—	—	24.6	—	—	—	24.6
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	(31.6)	—	(31.6)
Retirement of treasury stock	(67.4)	(0.7)	(1,279.8)	6,733.9	(5,453.4)	—	—
Other	0.1	—	(1.2)	—	—	—	(1.2)
Balance at September 30, 2021	49.8	$0.5	$2,170.8	$—	$130.5	$(56.2)	$2,245.6

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2020	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance at December 31, 2019	115.0	$1.1	$3,257.7	$(6,733.9)	$5,163.3	$(99.9)	$1,588.3
Net income	—	—	—	—	201.7	—	201.7
Cumulative effect adjustment to retained earnings in accordance with ASU 2016-13	—	—	—	—	(485.0)	—	(485.0)
Other comprehensive income	—	—	—	—	—	52.2	52.2
Stock-based compensation	—	—	16.2	—	—	—	16.2
Dividends and dividend equivalent rights declared ($0.63 per common share for the three months ended March 31, 2020 and $0.21 per common share for both the three months ended June 30, 2020 and September 30, 2020)	—	—	—	—	(49.7)	—	(49.7)
Other	0.1	0.1	(1.2)	—	—	—	(1.1)
Balance at September 30, 2020	115.1	$1.2	$3,272.7	$(6,733.9)	$4,830.3	$(47.7)	$1,322.6

See accompanying notes to unaudited condensed consolidated financial statements.

Index

ALLIANCE DATA SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2021	2020

	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$783.4	$201.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.2	120.3
Deferred income taxes	20.0	(157.7)
Provision for loan loss	180.3	1,113.7
Non-cash stock compensation	24.6	16.2
Amortization of deferred financing costs	23.5	26.6
Asset impairment charges	—	34.2
Change in other operating assets and liabilities, net of sale of business	25.4	121.6
Other	53.6	12.0
Net cash provided by operating activities	1,208.0	1,488.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in redemption settlement assets	(47.3)	(31.3)
Change in credit card and loan receivables	87.9	3,107.8
Proceeds from sale of business	—	26.7
Proceeds from sale of credit card portfolio	512.2	289.5
Purchase of credit card portfolios	(99.5)	—
Capital expenditures	(58.8)	(37.9)
Purchases of other investments	(77.4)	(22.5)
Maturities/sales of other investments	60.7	57.5
Other	2.9	(25.0)
Net cash provided by investing activities	380.7	3,364.8

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	38.0	1,150.0
Repayments of borrowings	(114.1)	(1,194.5)
Non-recourse borrowings of consolidated securitization entities	2,767.5	435.0
Repayments/maturities of non-recourse borrowings of consolidated securitization entities	(3,891.2)	(3,380.0)
Net increase (decrease) in deposits	88.4	(2,012.0)
Payment of deferred financing costs	(13.0)	(16.2)
Dividends paid	(31.6)	(50.5)
Other	(1.1)	3.9
Net cash used in financing activities	(1,157.1)	(5,064.3)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.2)	3.7

Change in cash, cash equivalents and restricted cash	427.4	(207.2)
Cash, cash equivalents and restricted cash at beginning of period	3,463.2	3,958.1
Cash, cash equivalents and restricted cash at end of period	$3,890.6	$3,750.9

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$292.6	$379.5
Income taxes paid, net	$247.2	$108.4

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

Planned Spinoff of the LoyaltyOne Segment

On October 13, 2021, the Company’s Board of Directors approved the previously announced separation (the “Separation”) of its LoyaltyOne segment, consisting of its Canadian AIR MILES® Reward Program and Netherlands-based BrandLoyalty businesses, into an independent, publicly traded company, Loyalty Ventures Inc. listed on Nasdaq under the symbol “LYLT” (“Loyalty Ventures”). The Separation will be completed through the pro rata distribution of 81% of the outstanding shares of Loyalty Ventures to holders of ADSC’s common stock at the close of business on the record date of October 27, 2021, with ADSC retaining the remaining 19% of the outstanding shares of Loyalty Ventures. ADSC stockholders of record at the close of business on October 27, 2021 will receive one share of Loyalty Ventures common stock for every two and one-half (2.5) shares of ADSC common stock. The distribution is expected to qualify as a tax-free reorganization and a tax-free distribution to ADSC and its stockholders for U.S. federal income tax purposes, to be completed on November 5, 2021. At the time of the spinoff, the Company will retain a 19% interest in Loyalty Ventures and historical results of the LoyaltyOne segment will be reflected as discontinued operations in the Company’s consolidated financial statements.

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

2. REVENUE

The Company’s products and services are reported under two segments—LoyaltyOne and Card Services, as shown below. The following tables present revenue disaggregated by major source:

			Corporate/
Three Months Ended September 30, 2021	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$68.6	$—	$—	$68.6
Short-term loyalty programs	95.8	—	—	95.8
Servicing fees, net	—	(61.7)	—	(61.7)
Other	1.6	—	—	1.6
Revenue from contracts with customers	$166.0	$(61.7)	$—	$104.3

Finance charges, net	—	991.7	—	991.7
Investment income	3.3	—	—	3.3
Total	$169.3	$930.0	$—	$1,099.3

			Corporate/
Three Months Ended September 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$63.0	$—	$—	$63.0
Short-term loyalty programs	117.4	—	—	117.4
Servicing fees, net	—	(47.0)	—	(47.0)
Other	1.1	—	—	1.1
Revenue from contracts with customers	$181.5	$(47.0)	$—	$134.5

Finance charges, net	—	912.7	—	912.7
Investment income	3.3	—	—	3.3
Total	$184.8	$865.7	$—	$1,050.5

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Nine Months Ended September 30, 2021	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$203.9	$—	$—	$203.9
Short-term loyalty programs	278.7	—	—	278.7
Servicing fees, net	—	(145.5)	—	(145.5)
Other	3.9	—	—	3.9
Revenue from contracts with customers	$486.5	$(145.5)	$—	$341.0

Finance charges, net	—	2,845.3	—	2,845.3
Investment income	10.2	—	—	10.2
Total	$496.7	$2,699.8	$—	$3,196.5

			Corporate/
Nine Months Ended September 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Major Source:

Coalition loyalty program	$195.9	$—	$—	$195.9
Short-term loyalty programs	322.5	—	—	322.5
Servicing fees, net	—	(106.2)	—	(106.2)
Other	5.9	—	0.1	6.0
Revenue from contracts with customers	$524.3	$(106.2)	$0.1	$418.2

Finance charges, net	—	2,983.7	—	2,983.7
Investment income	9.6	—	—	9.6
Total	$533.9	$2,877.5	$0.1	$3,411.5

The following tables present revenue disaggregated by geographic region based on the location of the subsidiary that generally correlates with the location of the customer:

			Corporate/
Three Months Ended September 30, 2021	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$0.1	$929.8	$—	$929.9
Canada	75.8	0.2	—	76.0
Europe, Middle East and Africa	68.1	—	—	68.1
Asia Pacific	23.0	—	—	23.0
Other	2.3	—	—	2.3
Total	$169.3	$930.0	$—	$1,099.3

			Corporate/
Three Months Ended September 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$3.3	$865.7	$—	$869.0
Canada	70.3	—	—	70.3
Europe, Middle East and Africa	76.9	—	—	76.9
Asia Pacific	12.6	—	—	12.6
Other	21.7	—	—	21.7
Total	$184.8	$865.7	$—	$1,050.5

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Nine Months Ended September 30, 2021	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$2.6	$2,699.5	$—	$2,702.1
Canada	229.3	0.3	—	229.6
Europe, Middle East and Africa	200.0	—	—	200.0
Asia Pacific	57.7	—	—	57.7
Other	7.1	—	—	7.1
Total	$496.7	$2,699.8	$—	$3,196.5

			Corporate/
Nine Months Ended September 30, 2020	LoyaltyOne	Card Services	Other	Total

	(in millions)
Disaggregation of Revenue by Geographic Region:

United States	$9.6	$2,877.5	$0.1	$2,887.2
Canada	214.1	—	—	214.1
Europe, Middle East and Africa	196.2	—	—	196.2
Asia Pacific	63.0	—	—	63.0
Other	51.0	—	—	51.0
Total	$533.9	$2,877.5	$0.1	$3,411.5

Contract Liabilities

The Company records a contract liability when cash payments are received in advance of its performance, which applies to the service and redemption of an AIR MILES reward mile and the reward products for its short-term loyalty programs.

A reconciliation of contract liabilities for the AIR MILES Reward Program is as follows:

	Deferred Revenue
	Service	Redemption	Total

	(in millions)
Balance at January 1, 2021	$247.2	$756.8	$1,004.0
Cash proceeds	129.0	206.7	335.7
Revenue recognized (1)	(148.4)	(175.7)	(324.1)
Other	—	1.2	1.2
Effects of foreign currency translation	1.3	2.8	4.1
Balance at September 30, 2021	$229.1	$791.8	$1,020.9
Amounts recognized in the consolidated balance sheets:
Deferred revenue (current)	$132.5	$791.8	$924.3
Deferred revenue (non-current)	$96.6	$—	$96.6
(1)	Reported on a gross basis herein.

The deferred redemption obligation associated with the AIR MILES Reward Program is effectively due on demand from the collector base, thus the timing of revenue recognition is based on the redemption by the collector. Service revenue is amortized over the expected life of a mile, with the deferred revenue balance expected to be recognized into revenue in the amount of $44.5 million in 2021, $109.5 million in 2022, $57.6 million in 2023, and $17.5 million in 2024.

Additionally, contract liabilities for the Company’s short-term loyalty programs are recognized in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The beginning balance as of January 1,

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2021 was $66.9 million and the closing balance as of September 30, 2021 was $107.2 million, with the change due to cash payments received in advance of program performance, offset in part by revenue recognized of approximately $226.9 million during the nine months ended September 30, 2021.

Contract Costs

The Company recognizes an asset for the incremental costs of obtaining or fulfilling a contract with the retailer for a credit card program agreement to the extent it expects to recover those costs, in accordance with ASC 340-40, “Other Assets and Deferred Costs.” Contract costs are deferred and amortized on a straight-line basis that is consistent with the transfer of services, which is generally the term of the contract. Depending on the nature of the contract costs, the amortization is recorded as a reduction to revenue, or costs of operations, in the Company’s unaudited condensed consolidated statements of income. As of September 30, 2021 and December 31, 2020, the remaining unamortized contract costs were $361.0 million and $311.1 million, respectively, and are included in other current assets and other non-current assets in the Company’s unaudited condensed consolidated balance sheets.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions, except per share amounts)
Numerator:
Net income	$223.7	$133.3	$783.4	$201.7

Denominator:
Weighted average shares, basic	49.8	47.7	49.7	47.7
Weighted average effect of dilutive securities:
Net effect of dilutive unvested restricted stock (1)	0.2	0.1	0.3	—
Denominator for diluted calculation	50.0	47.8	50.0	47.7

Basic net income per share:	$4.50	$2.79	$15.75	$4.23
Diluted net income per share:	$4.47	$2.79	$15.68	$4.23
(1)	For both the three and nine months ended September 30, 2021, the number of restricted stock units excluded from the calculation of weighted average dilutive common shares as the effect would have been anti-dilutive were de minimis. For both the three and nine months ended September 30, 2020, 0.3 million of restricted stock units were excluded from the calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

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

5. DISPOSITION

On January 10, 2020, the Company sold Precima®, a provider of retail strategy and customer data applications and analytics, to Nielsen Holdings plc for total consideration of $43.8 million. The purchase and sale agreement provided for contingent consideration of $10.0 million based upon the occurrence of specified events and performance of the business, of which $5.0 million was achieved in 2020. The Company estimated the fair value of the contingent purchase price, which is included in the total consideration below. Precima was included in the Company’s LoyaltyOne segment. The pre-tax gain was recorded in cost of operations in the Company’s unaudited condensed consolidated statements of income for the nine months ended September 30, 2020.

January 10,
2020
(in millions)
Total consideration (1)	$43.8
Net carrying value of assets and liabilities (including other comprehensive income)	26.8
Allocation of goodwill	3.2
Strategic transaction costs	5.8
Pre-tax gain on sale of business, net of strategic transaction costs	$8.0
(1)	Consideration as defined included cash associated with the sold Precima entities, which was $10.8 million.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. CREDIT CARD AND LOAN RECEIVABLES

Quantitative information about the components of the Company’s credit card and loan receivables is presented in the table below:

	September 30,	December 31,
	2021	2020

	(in millions)
Credit card receivables	$15,271.0	$16,376.4
Installment loan receivables	160.8	118.0
Other	258.1	290.0
Total credit card and loan receivables	15,689.9	16,784.4
Less: Credit card and loan receivables – restricted for securitization investors	10,102.7	11,208.5
Other credit card and loan receivables	$5,587.2	$5,575.9

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card receivables, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the allowance for loan loss reflects the Company’s best estimate of current expected credit losses. As permitted by ASC 326, the Company excludes unbilled finance charges from its amortized cost basis of credit card and loan receivables. As of September 30, 2021 and December 31, 2020, unbilled finance charges were $208.4 million and $219.4 million, respectively, and are included in other credit card and loan receivables in the Company’s unaudited condensed consolidated balance sheets.

Installment Loan Receivables

The allowance for loan loss for installment loan receivables utilizes a migration model over the remaining life of the loans. The model segments accounts based on three attributes: delinquency, risk score and remaining term. As of September 30, 2021 and December 31, 2020, the allowance for loan loss related to installment loan receivables was $7.8 million and $5.7 million, respectively.

Allowance for Loan Loss Rollforward

The following table presents the Company’s allowance for loan loss for its credit card and loan receivables for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021 (1)	2020	2021 (1)	2020

	(in millions)
Balance at beginning of period	$1,635.3	$2,096.3	$2,008.0	$1,171.1
Adoption of ASC 326 (2)	—	—	—	644.0
Provision for loan loss	161.1	207.7	180.3	1,113.7
Recoveries	36.2	45.5	127.9	170.3
Principal charge-offs	(187.8)	(268.6)	(671.4)	(1,018.2)
Balance at end of period	$1,644.8	$2,080.9	$1,644.8	$2,080.9
(1)	With the acquisition of Bread in December 2020, the Company acquired certain installment loans which represented a separate portfolio segment. As the amount of the allowance for loan loss was immaterial, the amounts were included in the above table.
(2)	Recorded January 1, 2020 through a cumulative-effect adjustment to retained earnings, net of taxes.

For the nine months ended September 30, 2021, the decrease in the allowance for loan loss was due to improved credit performance, lower net charge-offs and improving macroeconomic variables. In addition, improvements in customer payment behavior, which include the effects of government stimulus actions, have contributed to a reduction in credit card receivables and delinquencies, which also contributed to the reduction in the allowance for loan loss. For the nine months ended September 30, 2020, the increase in the allowance for loan loss was due to a $644.0 million cumulative-effect adjustment for the adoption of ASC 326 as well as deterioration of the macroeconomic outlook due to COVID-19.

Net Charge-offs

Net charge-offs include the principal amount of losses that are deemed uncollectible, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as a cost of operations expense. Credit card receivables, including unpaid interest and fees, are charged-off in the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Installment loan receivables, including unpaid interest, are charged-off when a loan is 120 days past due, including in the case of customer bankruptcies or death. Credit card receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame. Principal charge-offs, net of

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

recoveries, were $151.5 million and $223.1 million for the three months ended September 30, 2021 and 2020, respectively, and $543.5 million and $847.9 million for the nine months ended September 30, 2021 and 2020, respectively. Charge-offs for unpaid interest and fees were $90.7 million and $142.3 million for the three months ended September 30, 2021 and 2020, respectively, and $335.1 million and $571.9 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The following table presents the amortized cost basis of the aging analysis of the Company’s credit card and loan receivables portfolio:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Loan Receivables (1)
	31 to 60 days delinquent	61 to 90 days delinquent	91 or more days delinquent	Total delinquent	Current	Total

	(in millions)
As of September 30, 2021	$230.8	$160.1	$346.6	$737.5	$14,694.3	$15,431.8

As of December 31, 2020	$272.5	$203.3	$439.8	$915.6	$15,578.8	$16,494.4
(1)	As the amount of the installment loans and associated delinquencies were immaterial, the amounts were included in the above table for both the period ended September 30, 2021 and December 31, 2020.

Modified Credit Card Receivables

Forbearance Programs

In response to the COVID-19 pandemic, the Company offered forbearance programs, which provided for short-term modifications in the form of payment deferrals and late fee waivers to borrowers who were current with their payments prior to any relief. As of September 30, 2021 and December 31, 2020, the credit card receivables in these deferral forbearance programs were approximately $79.4 million and $157.4 million, respectively. Additionally, the Company instituted two short-term programs with durations of three and six months, which provide concessions consisting primarily of a reduced minimum payment and an interest rate reduction, the balances of which were $13.3 million and $67.3 million as of September 30, 2021 and December 31, 2020, respectively.

As these short-term modifications were made in response to COVID-19 to borrowers who were current prior to any relief, these are not considered troubled debt restructurings under the Interagency Statement guidance on certain loan modifications and an interpretation of ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors.”

Troubled Debt Restructurings

The Company holds certain credit card receivables for which the terms have been modified. The Company’s modified credit card receivables include credit card receivables for which temporary hardship concessions have been granted and credit card receivables in permanent workout programs. These modified credit card receivables include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

through the payoff of the credit card receivables if the credit cardholder complies with the terms of the program. Additionally, the Company instituted two temporary hardship programs with durations of three and six months with similar terms to our short-term forbearance programs. As of September 30, 2021 and December 31, 2020, the outstanding balance of credit card receivables in these two short-term temporary hardship programs treated as troubled debt restructurings totaled approximately $9.5 million and $39.9 million, respectively.

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

The Company had $311.8 million and $489.8 million, respectively, as a recorded investment in impaired credit card receivables as of September 30, 2021 and December 31, 2020, respectively, which represented approximately 3% of the Company’s total credit card receivables as of September 30, 2021 and December 31, 2020, respectively. The average recorded investment in impaired credit card receivables was $338.8 million and $459.7 million for the three months ended September 30, 2021 and 2020, respectively, and $411.9 million and $387.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Interest income on these modified credit card receivables is accounted for in the same manner as other accruing credit card receivables. Cash collections on these modified credit card receivables are allocated according to the same payment hierarchy methodology applied to credit card receivables that are not in such programs. The Company recognized $5.3 million and $8.5 million for the three months ended September 30, 2021 and 2020, respectively, and $21.2 million and $21.0 million for the nine months ended September 30, 2021 and 2020, respectively, in interest income associated with modified credit card receivables during the period that such credit card receivables were impaired.

The following table provides information on credit card receivables that are considered troubled debt restructurings as described above, which entered into a modification program during the specified periods:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance

(Dollars in millions)
Troubled debt restructurings – credit card receivables	37,379	$54.6	$54.5	134,068	$199.8	$199.6

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance

(Dollars in millions)
Troubled debt restructurings – credit card receivables	131,919	$170.3	$169.0	302,438	$439.3	$437.6

The table below summarizes troubled debt restructurings that have defaulted in the specified periods where the default occurred within 12 months of their modification date:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance

(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	19,888	$27.0	102,624	$136.4

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance

(Dollars in millions)
Troubled debt restructurings that subsequently defaulted – credit card receivables	28,724	$37.8	82,000	$113.1

Credit Quality

Credit Card Receivables

The Company uses proprietary scoring models developed specifically for the purpose of monitoring the Company’s obligor credit quality for its credit card receivables. The proprietary scoring models are used as a tool in the underwriting process and for making credit decisions. The proprietary scoring models are based on historical data and require various assumptions about future performance, which the Company updates periodically. Information regarding customer performance is factored into these proprietary scoring models to determine the probability of an account becoming 91 or more days past due at any time within the next 12 months. Obligor credit quality is monitored at least monthly during the life of an account. The following table reflects the composition of the Company’s credit card receivables by obligor credit quality as of September 30, 2021 and December 31, 2020:

	Amortized Cost Revolving Credit Card Receivables
	September 30, 2021		December 31, 2020
		Percentage of		Percentage of
		Amortized		Amortized
Probability of an Account Becoming 91 or More Days Past	Amortized	Cost Basis	Amortized	Cost Basis
Due or Becoming Charged-off (within the next 12 months)	Cost Basis	Outstanding	Cost Basis	Outstanding

	(in millions, except percentages)
No Score	$172.4	1.1%	$204.1	1.2%
27.1% and higher	1,036.0	6.8	1,390.4	8.5
17.1% - 27.0%	739.8	4.8	848.8	5.2
12.6% - 17.0%	843.5	5.5	937.0	5.7
3.7% - 12.5%	6,889.9	45.1	7,305.5	44.6
1.9% - 3.6%	2,752.4	18.0	2,939.5	17.9
Lower than 1.9%	2,837.0	18.7	2,751.1	16.9
Total	$15,271.0	100.0%	$16,376.4	100.0%

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

The following table reflects the distribution of the Company’s credit card receivables by credit score as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Greater than 660	61.9%	59.8%
601-660	26.3	27.8
600 or below	11.8	12.4
Total (1)	100.0%	100.0%
(1)

Balances for which no credit score is available have been excluded from the table above and represent 0.1% of the credit card receivable balances as of both September 30, 2021 and December 31, 2020, respectively.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Installment Loan Receivables

The amortized cost basis of the Company’s installment loan receivables totaled $160.8 million and $118.0 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, approximately 84% of these loans were originated by customers with Fair Isaac Corporation (“FICO”) scores of 660 or above, and approximately 16% of these loans were originated by customers with FICO scores below 660. As of December 31, 2020, approximately 86% of these loans were originated by customers with FICO scores of 660 or above, and approximately 14% of these loans were originated by customers with FICO scores below 660.

Portfolio Sale

In August 2021, the Company sold a credit card portfolio for cash consideration of approximately $512.2 million and recognized a gain of approximately $10.2 million on the transaction, which was recorded in cost of operations in the Company’s consolidated statements of income.

Portfolio Acquisitions

In April 2021, the Company acquired a credit card portfolio for cash consideration of approximately $31.5 million, which consisted of approximately $29.9 million of credit card receivables and $1.6 million of intangible assets.

In July 2021, the Company acquired two credit card portfolios for cash consideration of approximately $68.0 million, which consisted of approximately $65.1 million of credit card receivables and $2.9 million of intangible assets.

Securitized Credit Card Receivables

The Company regularly securitizes its credit card and loan receivables through its trusts. The Company continues to own and service the accounts that generate credit card and loan receivables held by the trusts. In its capacity as a servicer, each of the respective entities earns a fee from the trusts to service and administer the credit card and loan receivables, collect payments and charge-off uncollectible receivables. These fees are eliminated and therefore are not reflected in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020.

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

The tables below present quantitative information about the components of total securitized credit card receivables, delinquencies and net charge-offs:

	September 30,	December 31,
	2021	2020

	(in millions)
Total credit card and loan receivables – restricted for securitization investors	$10,102.7	$11,208.5
Principal amount of credit card and loan receivables – restricted for securitization investors, 91 days or more past due	$139.5	$200.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Net charge-offs of securitized principal	$90.6	$148.1	$346.8	$602.7

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. INVENTORIES

Inventories of $192.3 million and $164.3 million at September 30, 2021 and December 31, 2020, respectively, primarily consist of finished goods to be utilized as rewards in the Company’s loyalty programs. Inventories are stated at the lower of cost and net realizable value and valued primarily on a first-in-first-out basis. The Company records valuation adjustments to its inventories if the cost of inventory exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future market conditions and an analysis of historical experience.

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

	September 30, 2021				December 31, 2020
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
Marketable securities	$233.6	$4.7	$(1.4)	$236.9	$219.0	$6.4	$—	$225.4
Total	$233.6	$4.7	$(1.4)	$236.9	$219.0	$6.4	$—	$225.4

The following table shows the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position. Unrealized losses as of December 31, 2020 were de minimis.

	September 30, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Marketable securities	$57.8	$(1.3)	$3.4	$(0.1)	$61.2	$(1.4)
Total	$57.8	$(1.3)	$3.4	$(0.1)	$61.2	$(1.4)

The amortized cost and estimated fair value of the marketable securities at September 30, 2021 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in millions)
Due in one year or less (1)	$62.5	$62.5
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	171.1	174.4
Total	$233.6	$236.9
(1)	Includes mutual funds, which do not have a stated maturity.

Market values were determined for each individual security in the investment portfolio. For available-for-sale debt securities in which fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of September 30, 2021, the Company does not consider its investments to be impaired.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

There were no realized gains or losses from the sale of investment securities for the three and nine months ended September 30, 2021 and 2020.

9. REDEMPTION SETTLEMENT ASSETS

Redemption settlement assets consist of restricted cash and securities available-for-sale and are designated for settling redemptions by collectors of the AIR MILES Reward Program in Canada under certain contractual relationships with sponsors of the AIR MILES Reward Program. The principal components of redemption settlement assets, which are carried at fair value, are as follows:

	September 30, 2021				December 31, 2020
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
Restricted cash	$58.2	$—	$—	$58.2	$55.4	$—	$—	$55.4
Mutual funds	26.2	—	—	26.2	26.9	—	—	26.9
Corporate bonds	641.8	10.3	(2.5)	649.6	592.3	19.1	(0.2)	611.2
Total	$726.2	$10.3	$(2.5)	$734.0	$674.6	$19.1	$(0.2)	$693.5

The following tables show the unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Corporate bonds	$178.2	$(2.3)	$14.2	$(0.2)	$192.4	$(2.5)
Total	$178.2	$(2.3)	$14.2	$(0.2)	$192.4	$(2.5)

	December 31, 2020
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Corporate bonds	$46.2	$(0.1)	$10.3	$(0.1)	$56.5	$(0.2)
Total	$46.2	$(0.1)	$10.3	$(0.1)	$56.5	$(0.2)

The amortized cost and estimated fair value of the securities at September 30, 2021 by contractual maturity are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in millions)
Due in one year or less (1)	$158.1	$159.2
Due after one year through five years	506.0	512.6
Due after five year through ten years	3.9	4.0
Total	$668.0	$675.8
(1)	Includes mutual funds, which do not have a stated maturity.

Market values were determined for each individual security in the investment portfolio. For available-for-sale debt securities in which fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company typically invests in highly-rated securities

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

with low probabilities of default and has the intent and ability to hold the investments until maturity, and the Company performs an assessment each period for credit-related impairment. As of September 30, 2021, the Company does not consider its investments to be impaired.

Losses from the sale of investment securities were $0.2 million for the nine months ended September 30, 2021. There were no realized gains or losses from the sale of investment securities for the three months ended September 30, 2021 and the three and nine months ended September 30, 2020.

10. LEASES

The Company has operating leases for general office properties, warehouses, data centers, customer care centers, automobiles and certain equipment. As of September 30, 2021, the Company’s leases have remaining lease terms of less than 1 year to 17 years, some of which may include renewal options. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease.

Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and nonlease components as a single lease component for its identified asset classes.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Operating lease cost	$8.5	$10.0	$30.5	$30.2
Short-term lease cost	0.1	0.2	0.4	0.7
Variable lease cost	1.5	1.3	4.6	4.4
Total	$10.1	$11.5	$35.5	$35.3

Other information related to leases was as follows:

	September 30,	September 30,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	10.3	11.0
Weighted-average discount rate:
Operating leases	5.3%	5.2%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.4	$10.0	$33.8	$35.7
Right of use assets obtained in exchange for lease obligations:
Operating leases	$0.2	$0.5	$4.5	$3.3

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Maturities of the lease liabilities as of September 30, 2021 were as follows:

Operating
Year	Leases
(in millions)
2021 (excluding the nine months ended September 30, 2021)	$6.7
2022	38.5
2023	37.2
2024	35.4
2025	34.7
Thereafter	205.8
Total undiscounted lease liabilities	358.3
Less: Amount representing interest	(86.5)
Total present value of minimum lease payments	$271.8

Amounts recognized in the September 30, 2021 consolidated balance sheet:
Current operating lease liabilities	$21.9
Long-term operating lease liabilities	249.9
Total	$271.8

11. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of the following:

	September 30, 2021
	Gross	Accumulated
	Assets	Amortization	Net	Amortization Life and Method

	(in millions)
Definite-Lived Assets
Customer contracts and lists	$8.8	$(2.4)	$6.4	3 years—straight line
Premium on purchased credit card portfolios	132.1	(81.2)	50.9	1-13 years—straight line
Collector database	55.2	(55.1)	0.1	5 years—straight line
Tradenames	33.2	(29.5)	3.7	4-15 years—straight line
Non-compete agreements	2.2	(0.4)	1.8	5 years—straight line
	$231.5	$(168.6)	$62.9
Indefinite-Lived Assets
Tradename	1.2	—	1.2	Indefinite life
Total intangible assets	$232.7	$(168.6)	$64.1

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

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows:

For the Years Ending
December 31,
(in millions)
2021 (excluding the nine months ended September 30, 2021)	$8.0
2022	21.4
2023	16.1
2024	11.2
2025	2.4
Thereafter	3.8

Goodwill

The changes in the carrying amount of goodwill are as follows:

	LoyaltyOne	Card Services	Total

	(in millions)
Balance at January 1, 2021	$736.0	$633.6	$1,369.6
Effects of foreign currency translation	(26.9)	—	(26.9)
Balance at September 30, 2021	$709.1	$633.6	$1,342.7

The Company tests goodwill for impairment annually, as of July 1, or when events and circumstances change that would indicate the carrying value may not be recoverable. As of September 30, 2021, the Company does not believe it is more likely than not that the fair value of any reporting unit is less than its carrying amount. However, with the COVID-19 pandemic and current uncertainty in the macroeconomic environment, future deterioration in the economy could adversely impact the Company’s reporting units and result in a goodwill impairment.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. DEBT

Debt consists of the following:

	September 30,	December 31,
Description	2021	2020	Maturity	Interest Rate

	(Dollars in millions)
Long-term and other debt:
2017 revolving line of credit	$—	$—	July 2024	(1)
2017 term loans	1,408.3	1,484.3	December 2022, July 2024	(2)
BrandLoyalty credit agreement	—	—	April 2024	(3)
Senior notes due 2024	850.0	850.0	December 2024	4.750%
Senior notes due 2026	500.0	500.0	January 2026	7.000%
Total long-term and other debt	2,758.3	2,834.3
Less: Unamortized debt issuance costs	24.4	28.6
Less: Current portion	101.3	101.4
Long-term portion	$2,632.6	$2,704.3

Deposits:
Certificates of deposit	$4,968.0	$6,014.9	Various – Oct 2021 to Sep 2026	0.20% to 3.75%
Money market deposits	4,925.5	3,790.2	Non-maturity	(4)
Total deposits	9,893.5	9,805.1
Less: Unamortized debt issuance costs	8.0	12.5
Less: Current portion	7,762.6	6,553.9
Long-term portion	$2,122.9	$3,238.7

Non-recourse borrowings of consolidated securitization entities:
Fixed rate asset-backed term note securities	$1,894.0	$3,423.8	Various – Oct 2021 to Sep 2022	2.21% to 3.95%
Conduit asset-backed securities	2,697.5	2,205.1	Various – Aug 2022 to Oct 2023	(5)
Secured loan facility	—	86.3
Total non-recourse borrowings of consolidated securitization entities	4,591.5	5,715.2
Less: Unamortized debt issuance costs	2.8	5.3
Less: Current portion	3,094.6	1,850.7
Long-term portion	$1,494.1	$3,859.2
(1)	The interest rate is based upon LIBOR plus an applicable margin.
(2)	The interest rate is based upon LIBOR plus an applicable margin. The weighted average interest rate for the term loans was 1.83% and 1.90% at September 30, 2021 and December 31, 2020, respectively.
(3)	The interest rate is based upon the Euro Interbank Offered Rate plus an applicable margin.
(4)	The interest rates are primarily based on the Federal Funds rate plus an applicable margin. At September 30, 2021, the interest rates ranged from 0.37% to 3.50%. At December 31, 2020, the interest rates ranged from 0.38% to 3.50%.
(5)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At September 30, 2021, the interest rates ranged from 0.86% to 0.92%. At December 31, 2020, the interest rates ranged from 1.39% to 1.89%.

At September 30, 2021, the Company was in compliance with its financial covenants.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Long-term and Other Debt

Credit Agreement

In July 2021, the Company amended its credit agreement to, among other things, (i) provide consent by the lenders to the spinoff or sale of the Company’s LoyaltyOne segment, (ii) extend the maturity date of the revolving loans and approximately 86% of the term loans from December 31, 2022 to July 1, 2024, (iii) revise the method of determining interest rates and commitment fees to be charged in connection with the loans, (iv) modify the financial and operational covenants and certain other provisions in the credit agreement to reflect the Company’s business and operations after giving effect to the LoyaltyOne spinoff or sale, (v) require a prepayment of certain of the loans in an amount equal to the net proceeds from the LoyaltyOne spinoff or sale, including any net proceeds from debt that is distributed to the Company minus, in the case of the first transaction associated with the divestiture of the LoyaltyOne spinoff or sale, $25.0 million and (vi) add Lon Inc. and Lon Operations LLC acquired in the Company’s acquisition of Bread as additional guarantors.

As of September 30, 2021, the Company had $1,408.3 million in term loans outstanding with $750.0 million total availability under the revolving line of credit.

BrandLoyalty Credit Agreement

In the first quarter of 2021, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, amended its credit agreement to extend the maturity date by one year from April 3, 2023 to April 3, 2024.

As of September 30, 2021, there were no amounts outstanding under the BrandLoyalty Credit Agreement.

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

In September 2021, $337.5 million of Series 2018-B asset-backed term notes, $15.2 million of which were retained by the Company and eliminated from the Company’s unaudited condensed consolidated balance sheets, matured and were repaid.

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

As of September 30, 2021, total capacity under the conduit facilities was $4.5 billion, of which $2.7 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the unaudited condensed consolidated balance sheets.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Secured Loan Facility

In August 2021, the Company repaid its outstanding secured loan facility, which was originally scheduled to mature on November 19, 2022, with prepayment permitted.

13. DERIVATIVE INSTRUMENTS

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in foreign currency exchange rates. Certain derivatives used to manage the Company’s exposure to foreign currency exchange rate movements are not designated as hedges and do not qualify for hedge accounting. The fair value of the Company’s derivative instruments as of September 30, 2021 was $1.9 million included in other current assets and $0.8 million included in other current liabilities in the Company’s unaudited condensed consolidated balance sheets. The fair value of the Company’s derivative instruments as of December 31, 2020 was $0.4 million included in other current assets and $1.5 million included in other current liabilities in the Company’s unaudited condensed consolidated balance sheets.

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

Indemnification

On July 1, 2019, the Company completed the sale of its Epsilon segment to Publicis Groupe S.A. (“Publicis”). Under the terms of the agreement governing that transaction, the Company agreed to indemnify Publicis and its affiliates from and against any losses arising out of or related to a United States Department of Justice (“DOJ”) investigation. The DOJ investigation related to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon actively cooperated with the DOJ in connection with the investigation. On January 19, 2021, Epsilon entered into a deferred prosecution agreement (“DPA”) with the DOJ to resolve the matters that were the subject of the investigation. Pursuant to the DPA, Epsilon agreed, among other things, to pay penalties and consumer compensation in the aggregate amount of $150.0 million, to be paid in two equal installments, the first in January 2021 and the second in January 2022. In accordance with ASC 450, “Contingencies,” the Company records a loss contingency when a loss is probable and an amount can be reasonably estimated, and therefore as of December 31, 2020, a $150.0 million liability was recorded. The Company paid $75.0 million to Publicis pursuant to its contractual indemnification obligation in January 2021. As of September 30, 2021, the Company has $75.0 million included in accrued expenses in its unaudited condensed consolidated balance sheets.

15. STOCKHOLDERS’ EQUITY

Stock Compensation Expense

During the nine months ended September 30, 2021, the Company awarded 656,924 service-based restricted stock units with a weighted average grant date fair value per share of $88.22 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the nine months ended September 30, 2021, the Company awarded 98,883 performance-based restricted stock units with pre-defined vesting criteria that permit a range from 0% to 170% to be earned, subject to a market-based condition. The fair market value of these awards is $92.62 and was estimated utilizing Monte Carlo simulations of the Company’s stock price correlation, expected volatility and risk-free rate over a three-year time horizon matching the performance period. If the performance targets are met, the restrictions will lapse with respect to the entire award on February 16, 2024 and July 15, 2024, provided that the participant is employed by the Company on the vesting date.

Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Cost of operations	$5.4	$3.4	$14.9	$9.4
General and administrative	3.2	1.9	9.7	6.8
Total	$8.6	$5.3	$24.6	$16.2

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

On July 29, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock to stockholders of record at the close of business on August 13, 2021, resulting in an aggregate dividend payment of $10.4 million on September 17, 2021.

Additionally, the Company paid $0.2 million in cash related to dividend equivalent rights for the nine months ended September 30, 2021.

On October 28, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock, payable on December 17, 2021 to stockholders of record at the close of business on November 12, 2021.

Treasury Stock

On July 30, 2021, the Company retired its 67.4 million shares of treasury stock outstanding, which increased treasury stock by $6,733.9 million, reduced retained earnings by $5,453.4 million, reduced additional paid-in capital by $1,279.8 million and reduced common stock by $0.7 million, with no impact to total stockholders’ equity, in the Company’s unaudited condensed consolidated balance sheets.

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended September 30, 2021	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at June 30, 2021	$13.7	$0.1	$(7.5)	$(39.4)	$(33.1)
Changes in other comprehensive income (loss)	(3.3)	0.9	—	(20.7)	(23.1)
Balance at September 30, 2021	$10.4	$1.0	$(7.5)	$(60.1)	$(56.2)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended September 30, 2020	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at June 30, 2020	$17.5	$(0.6)	$(7.5)	$(96.9)	$(87.5)
Changes in other comprehensive income (loss)	4.0	0.5	—	35.3	39.8
Balance at September 30, 2020	$21.5	$(0.1)	$(7.5)	$(61.6)	$(47.7)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Nine Months Ended September 30, 2021	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at December 31, 2020	$23.2	$(0.7)	$(7.5)	$(20.0)	$(5.0)
Changes in other comprehensive income (loss)	(12.8)	1.7	—	(40.1)	(51.2)
Balance at September 30, 2021	$10.4	$1.0	$(7.5)	$(60.1)	$(56.2)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Nine Months Ended September 30, 2020	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance at December 31, 2019	$2.5	$(0.1)	$(7.5)	$(94.8)	$(99.9)
Changes in other comprehensive income (loss)	19.0	—	—	29.4	48.4
Recognition resulting from the sale of Precima's foreign subsidiaries	—	—	—	3.8	3.8
Balance at September 30, 2020	$21.5	$(0.1)	$(7.5)	$(61.6)	$(47.7)
(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates.

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

Fair Value of Financial Instruments — The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
Financial assets
Credit card and loan receivables, net	$14,045.1	$16,202.0	$14,776.4	$17,301.2
Redemption settlement assets, restricted	734.0	734.0	693.5	693.5
Other investments	236.9	236.9	225.4	225.4
Derivative instruments	1.9	1.9	0.4	0.4
Financial liabilities
Derivative instruments	0.8	0.8	1.5	1.5
Deposits	9,885.5	10,027.3	9,792.6	10,015.9
Non-recourse borrowings of consolidated securitization entities	4,588.7	4,616.3	5,709.9	5,783.4
Long-term and other debt	2,733.9	2,816.6	2,805.7	2,875.1

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

The following tables provide information for the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2021 and December 31, 2020:

		Fair Value Measurements at
		September 30, 2021 Using
	Balance at
	September 30,
	2021	Level 1	Level 2	Level 3

	(in millions)
Mutual funds (1)	$26.2	$26.2	$—	$—
Corporate bonds (1)	649.6	—	649.6	—
Marketable securities (2)	236.9	48.8	188.1	—
Derivative instruments (3)	1.9	—	1.9	—
Total assets measured at fair value	$914.6	$75.0	$839.6	$—

Derivative instruments (3)	$0.8	$—	$0.8	$—
Total liabilities measured at fair value	$0.8	$—	$0.8	$—

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

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables provide assets and liabilities disclosed but not carried at fair value as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements at
	September 30, 2021
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and loan receivables, net	$16,202.0	$—	$—	$16,202.0
Total	$16,202.0	$—	$—	$16,202.0

Financial liabilities:
Deposits	$10,027.3	$—	$10,027.3	$—
Non-recourse borrowings of consolidated securitization entities	4,616.3	—	4,616.3	—
Long-term and other debt	2,816.6	—	2,816.6	—
Total	$17,460.2	$—	$17,460.2	$—

	Fair Value Measurements at
	December 31, 2020
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and loan receivables, net	$17,301.2	$—	$—	$17,301.2
Total	$17,301.2	$—	$—	$17,301.2

Financial liabilities:
Deposits	$10,015.9	$—	$10,015.9	$—
Non-recourse borrowings of consolidated securitization entities	5,783.4	—	5,783.4	—
Long-term and other debt	2,875.1	—	2,875.1	—
Total	$18,674.4	$—	$18,674.4	$—

18. INCOME TAXES

For the three months ended September 30, 2021 and 2020, the Company utilized an effective tax rate of 23.0% and 24.2%, respectively, to calculate its provision for income taxes. For the nine months ended September 30, 2021 and 2020, the Company utilized an effective tax rate of 25.9% and 18.8%, respectively, to calculate its provision for income taxes.

The decrease in the effective tax rate for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to a discrete tax benefit related to a favorable settlement with a state tax authority in the third quarter of 2021. The increase in the effective tax rate for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to greater discrete tax benefits recorded in the prior year, which included the expiration of statutes of limitation related to certain foreign tax matters, a favorable state tax settlement and a benefit related to the issuance of final regulations on the GILTI high tax exception.

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

Effective with the first quarter of 2021, the Company changed its measure of segment operating profit from adjusted EBITDA and adjusted EBITDA, net to income before income taxes, as income before income taxes is now the primary performance metric utilized by the chief operating decision maker to allocate resources and assess performance of the segments. Income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Segment operating results for the three and nine months ended September 30, 2020 have been presented to align with the current year presentation. This change had no impact on previously reported financial information.

			Corporate/
Three Months Ended September 30, 2021	LoyaltyOne	Card Services	Other	Eliminations	Total

	(in millions)
Revenues	$169.3	$930.0	$—	$—	$1,099.3
Other operating expenses	115.8	369.4	34.4	4.1	523.7
Provision for loan loss	—	161.1	—	—	161.1
Depreciation and amortization	9.1	22.0	0.6	—	31.7
Operating income (loss)	44.4	377.5	(35.0)	(4.1)	382.8
Interest expense, net	(0.1)	63.3	28.9	—	92.1
Income (loss) before income taxes	$44.5	$314.2	$(63.9)	$(4.1)	$290.7

			Corporate/
Three Months Ended September 30, 2020	LoyaltyOne	Card Services	Other	Eliminations	Total

	(in millions)
Revenues	$184.8	$865.7	$—	$—	$1,050.5
Other operating expenses	146.4	336.3	29.0	—	511.7
Provision for loan loss	—	207.7	—	—	207.7
Depreciation and amortization	20.3	19.2	0.6	—	40.1
Operating income (loss)	18.1	302.5	(29.6)	—	291.0
Interest expense, net	(0.2)	90.4	24.9	—	115.1
Income (loss) before income taxes	$18.3	$212.1	$(54.5)	$—	$175.9

			Corporate/
Nine Months Ended September 30, 2021	LoyaltyOne	Card Services	Other	Eliminations	Total

	(in millions)
Revenues	$496.7	$2,699.8	$—	$—	$3,196.5
Other operating expenses	368.8	1,108.4	78.4	4.1	1,559.7
Provision for loan loss	—	180.3	—	—	180.3
Depreciation and amortization	27.5	68.0	1.7	—	97.2
Operating income (loss)	100.4	1,343.1	(80.1)	(4.1)	1,359.3
Interest expense, net	(0.3)	214.6	88.2	—	302.5
Income (loss) before income taxes	$100.7	$1,128.5	$(168.3)	$(4.1)	$1,056.8

Index

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

			Corporate/
Nine Months Ended September 30, 2020	LoyaltyOne	Card Services	Other	Eliminations	Total

	(in millions)
Revenues	$533.9	$2,877.5	$0.1	$—	$3,411.5
Other operating expenses	388.6	1,086.1	73.2	—	1,547.9
Provision for loan loss	—	1,113.7	—	—	1,113.7
Depreciation and amortization	56.9	61.0	2.4	—	120.3
Operating income (loss)	88.4	616.7	(75.5)	—	629.6
Interest expense, net	(0.5)	302.2	79.6	—	381.3
Income (loss) before income taxes	$88.9	$314.5	$(155.1)	$—	$248.3

20. SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows:

	September 30,	September 30,
	2021	2020

	(in millions)
Cash and cash equivalents	$3,172.2	$3,078.4
Restricted cash included within other current assets (1)	660.2	627.1
Restricted cash included within redemption settlement assets, restricted (2)	58.2	45.4
Total cash, cash equivalents and restricted cash	$3,890.6	$3,750.9
(1)	Includes cash restricted for principal and interest repayments of non-recourse borrowings of consolidated securitized debt and other restricted cash within other current assets. At September 30, 2021, restricted cash included $632.9 million in principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt that matures in October 2021, February 2022 and June 2022. At September 30, 2020, restricted cash included $603.1 million in principal accumulation for the repayment of non-recourse borrowings of consolidated securitized debt that matured in October 2020.
(2)	See Note 9, “Redemption Settlement Assets,” for additional information regarding the nature of restrictions on redemption settlement assets.

In July 2021, the Company retired its outstanding treasury stock, which was a non-cash financing activity. See Note 15, “Stockholders' Equity,” for additional information.

Index

Caution Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding initiation or completion of strategic initiatives including the planned spinoff of our LoyaltyOne segment, our expected operating results, future economic conditions including currency exchange rates, future dividend declarations and the guidance we give with respect to our anticipated financial performance. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	the spinoff may not be consummated within the anticipated time period or at all;
●	the distribution to be effected in the spinoff may not be tax-free for U.S. federal income tax purposes;
●	disruption to our business or a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of both businesses or that the companies resulting from the spinoff do not realize all of the expected benefits of the spinoff;
●	the combined value of the common stock of the two publicly-traded companies will not be equal to or greater than the value of our common stock had the spinoff not occurred;
●	continuing impacts related to COVID-19, including government economic stimulus, relief measures for impacted borrowers and depositors, labor shortages, any government-imposed vaccine mandates, reduction in demand from clients, supply chain disruption for our reward suppliers and disruptions in the airline or travel industries;
●	loss of, or reduction in demand for services from, significant clients;
●	increases in fraudulent activity, net charge-offs in credit card and loan receivables or increases or volatility in the allowance for loan loss that may result from the application of the current expected credit loss model;
●	failure to identify, complete or successfully integrate or disaggregate business acquisitions or divestitures, or complete the spinoff;
●	continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	increases in the cost of doing business, including market interest rates;
●	inability to access financial or capital markets, including asset-backed securitization funding or deposits markets;
●	loss of active AIR MILES® Reward Program collectors;
●	increased redemptions by AIR MILES Reward Program collectors;
●	unfavorable fluctuations in foreign currency exchange rates;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
●	increases in Federal Deposit Insurance Corporation, Delaware or Utah regulatory capital requirements or other support for our banks;
●	failure to maintain exemption from regulation under the Bank Holding Company Act;
●	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors set forth in the Risk Factors section in our Annual Report on Form 10-K for the most recently ended fiscal year as well as those factors discussed in Item 1A and elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

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

2021 Recent Developments

●	For the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020:
●	Revenue decreased $215.0 million, or 6%, to $3,196.5 million.
●	Provision for loan loss decreased $933.4 million, or 84%, to $180.3 million.
●	Income before income taxes increased $808.5 million, or 326%, to $1,056.8 million.
●	Net income increased $581.7 million, or 288%, to $783.4 million.
●	Effective July 6, 2021, Perry Beberman joined the Company as Executive Vice President and Chief Financial Officer.

Planned Spinoff of our LoyaltyOne Segment

On October 13, 2021, the Board of Directors of Alliance Data Systems Corporation, or ADSC, approved the previously announced separation (the “Separation”) of its LoyaltyOne segment, consisting of its Canadian AIR MILES® Reward Program and Netherlands-based BrandLoyalty businesses, into an independent, publicly traded company, Loyalty Ventures Inc. listed on Nasdaq under the symbol “LYLT” (“Loyalty Ventures”). The Separation will be completed through the pro rata distribution of 81% of the outstanding shares of Loyalty Ventures to holders of ADSC’s common stock at the close of business on the record date of October 27, 2021, with ADSC retaining the remaining 19% of the outstanding shares of Loyalty Ventures. ADSC stockholders of record at the close of business on October 27, 2021 will receive one share of Loyalty Ventures common stock for every two and one-half (2.5) shares of ADSC common stock.

The distribution is expected to qualify as a tax-free reorganization and a tax-free distribution to ADSC and its stockholders for U.S. federal income tax purposes and is expected to be completed on November 5, 2021.

The completion of the distribution is subject to a number of customary conditions, including ADSC’s receipt of an opinion from its tax advisor confirming that the distribution qualifies as tax-free for U.S. federal income tax purposes for ADSC and its stockholders (except for cash received in lieu of fractional shares). ADSC has received a private letter ruling from the Internal Revenue Service to this effect. The ADSC Board reserves the right in its discretion to delay the distribution, change any of the terms relating to the distribution, or abandon the distribution.

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

We continue to see sequential improvement in business conditions. Credit performance remained strong, attributable to our prudent risk management strategy changes, deliberate underwriting actions, and direct consumer stimulus payments resulting in greater customer liquidity and ability to pay. For the three months ended September 30, 2021, our net loss rate was 3.9%, with a delinquency rate of 3.8% for the period ended September 30, 2021. For the three months ended September 30, 2020, our net loss rate was 5.8%, with a delinquency rate of 4.7% for the period ended September 30, 2020. For the year ended December 31, 2021, we expect our credit sales to increase at a double-digit growth rate, and we expect a net loss rate in the high 4% range for the year. We expect credit metrics and payment rates to continue to moderate into 2022 as government stimulus programs expire.

Index

AIR MILES Reward Program issuances and redemptions for the third quarter of 2021 increased 1% and 12%, respectively, as compared to the second quarter of 2021, while issuance declined 7% but redemptions increased 30%, respectively, as compared to the third quarter of 2020. The increase in redemptions can be attributed to the improvement in our travel-related categories. Issuance for the third quarter of 2021 was down due to timing of promotional activity. At BrandLoyalty, new program activity is increasing with consumers actively engaged in loyalty campaigns. However, both the varying degrees of restrictions impacting the U.K. and many Asian and European countries, as well as recent disruptions to port services in southern China amid COVID-19 resurgences exacerbating already challenged global supply chain conditions, have impacted our third quarter results and could negatively impact our results of operations in the fourth quarter of 2021.

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

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(in millions, except percentages)
Revenues
Services	$10.5	$24.7	(58)%	$70.4	$109.2	(36)%
Redemption, net	97.1	113.1	(14)	280.8	318.6	(12)
Finance charges, net	991.7	912.7	9	2,845.3	2,983.7	(5)
Total revenue	1,099.3	1,050.5	5	3,196.5	3,411.5	(6)
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	489.2	482.7	1	1,481.1	1,474.7	—
Provision for loan loss	161.1	207.7	(22)	180.3	1,113.7	(84)
General and administrative	34.5	29.0	19	78.6	73.2	7
Depreciation and other amortization	18.9	18.4	3	61.7	56.2	10
Amortization of purchased intangibles	12.8	21.7	(41)	35.5	64.1	(45)
Total operating expenses	716.5	759.5	(6)	1,837.2	2,781.9	(34)
Operating income	382.8	291.0	32	1,359.3	629.6	116
Interest expense
Securitization funding costs	26.0	37.5	(31)	89.9	130.1	(31)
Interest expense on deposits	37.3	52.9	(29)	124.7	172.1	(28)
Interest expense on long-term and other debt, net	28.8	24.7	16	87.9	79.1	11
Total interest expense, net	92.1	115.1	(20)	302.5	381.3	(21)
Income before income taxes	290.7	175.9	65	1,056.8	248.3	326
Provision for income taxes	67.0	42.6	57	273.4	46.6	487
Net income	$223.7	$133.3	68%	$783.4	$201.7	288%

Key Operating Metrics:
Credit sales	$7,380.4	$6,151.7	20%	$20,825.0	$17,050.1	22%
Average credit card and loan receivables	$15,470.5	$15,299.6	1%	$15,512.4	$16,570.1	(6)%
AIR MILES reward miles issued	1,155.2	1,239.7	(7)%	3,406.1	3,608.6	(6)%
AIR MILES reward miles redeemed	895.8	687.2	30%	2,435.5	2,289.4	6%

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenue. Total revenue increased $48.8 million, or 5%, to $1,099.3 million for the three months ended September 30, 2021 from $1,050.5 million for the three months ended September 30, 2020. The net increase was due to the following:

●	Services. Revenue decreased $14.2 million, or 58%, to $10.5 million for the three months ended September 30, 2021 due to a $9.2 million decrease in merchant fee revenue resulting from increased payments to our retailers as volumes increased from the prior year quarter. Additionally, revenue associated with servicing certain third-

Index

party credit card receivables decreased $4.4 million for the three months ended September 30, 2021 as compared to the prior year quarter due to lower volumes of these third-party credit card receivables.
●	Redemption, net. Revenue decreased $16.0 million, or 14%, to $97.1 million for the three months ended September 30, 2021, as redemption revenue from our short-term loyalty programs decreased $18.8 million due to the number and timing of programs in market due to the continuing impact of COVID-19.
●	Finance charges, net. Revenue increased $79.0 million, or 9%, to $991.7 million for the three months ended September 30, 2021 due to the increase in finance charge yield of approximately 190 basis points, which increased revenue by $72.3 million, resulting from higher late fees as revenue in 2020 was impacted by consumer relief programs, and a decline in charge-offs for unpaid interest and fees of $51.6 million. Additionally, a 1% increase in average credit card and loan receivables including held for sale receivables, increased revenue $6.7 million.

Cost of operations. Cost of operations increased $6.5 million, or 1%, to $489.2 million for the three months ended September 30, 2021 as compared to $482.7 million for the three months ended September 30, 2020. The net increase was due to the following:

●	Within the LoyaltyOne segment, cost of operations decreased $26.5 million (net of a gain on sale of an investment to an affiliate of the Company which was eliminated upon consolidation) due to a $22.7 million decrease in cost of redemptions resulting from the decline in redemption revenue discussed above and a $2.0 million decrease in payroll and benefits expense.
●	Within the Card Services segment, cost of operations increased $33.1 million due to a $21.2 million increase in professional services expenses related to strategic initiatives, a $10.9 million increase in marketing expense as the prior year quarter was impacted by COVID-19 and an $8.2 million increase in data processing expense due to the processing platform migration. These increases were offset in part by a $10.2 million gain recognized on the sale of a credit card portfolio in August 2021.

Provision for loan loss. Provision for loan loss decreased $46.6 million, or 22%, to $161.1 million for the three months ended September 30, 2021 as compared to $207.7 million for the three months ended September 30, 2020. The decrease in the provision for loan loss in the current year quarter was due to improved credit performance and lower net charge-offs.

General and administrative. General and administrative expenses increased $5.5 million, or 19%, to $34.5 million for the three months ended September 30, 2021 as compared to $29.0 million for the three months ended September 30, 2020, due to a $3.3 million increase in payroll and benefits expense for higher medical claims and an increase in professional services expenses associated with the planned spinoff.

Depreciation and other amortization. Depreciation and other amortization increased $0.5 million, or 3%, to $18.9 million for the three months ended September 30, 2021 as compared to $18.4 million for the three months ended September 30, 2020, primarily due to an increase in amortization related to capitalized software, offset in part by a decrease in depreciation and amortization at our Card Services segment from the Company’s real estate optimization in 2020.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $8.9 million, or 41%, to $12.8 million for the three months ended September 30, 2021, as compared to $21.7 million for the three months ended September 30, 2020, primarily due to certain fully amortized intangible assets, including BrandLoyalty customer contracts, offset in part by $5.4 million in amortization of purchased intangibles associated with the acquisition of Bread in December 2020.

Interest expense, net. Total interest expense, net decreased $23.0 million, or 20%, to $92.1 million for the three months ended September 30, 2021 as compared to $115.1 million for the three months ended September 30, 2020. The net decrease was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $11.5 million due to lower average borrowings, which decreased funding costs by approximately $11.6 million, offset in part by higher average interest rates, which increased funding costs by approximately $0.1 million.

Index

●	Interest expense on deposits. Interest expense on deposits decreased $15.6 million due to lower average interest rates, which decreased funding costs by approximately $10.3 million, and lower average balances outstanding, which decreased funding costs by approximately $5.3 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $4.1 million primarily due to an $7.9 million increase in interest expense driven by the issuance of senior notes in September 2020, offset in part by a $2.7 million decrease in interest expense on term debt and a $1.9 million decrease in interest expense on the revolving line of credit due to lower average borrowings.

Taxes. Provision for income taxes increased $24.4 million to $67.0 million for the three months ended September 30, 2021 from $42.6 million for the three months ended September 30, 2020 due to an increase in income before income taxes. The effective tax rate for the three months ended September 30, 2021 was 23.0% as compared to 24.2% for the prior year quarter. The decrease in the effective tax rate for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to a discrete tax benefit related to a favorable settlement with a state tax authority in the third quarter of 2021.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenue. Total revenue decreased $215.0 million, or 6%, to $3,196.5 million for the nine months ended September 30, 2021 from $3,411.5 million for the nine months ended September 30, 2020. The decrease was due to the following:

●	Services. Revenue decreased $38.8 million, or 36%, to $70.4 million for the nine months ended September 30, 2021 due to a $17.6 million decrease in merchant fee revenue due to increased payments to our retailers as volumes increased from the prior year and a $14.7 million decrease in other servicing fees charged to cardholders resulting from a decline in revenue from certain payment protection products.
●	Redemption, net. Revenue decreased $37.8 million, or 12%, to $280.8 million for the nine months ended September 30, 2021 as redemption revenue from our short-term loyalty programs decreased $38.3 million due to the number and timing of programs in market that continued to be impacted by COVID-19, offset in part by favorability in foreign currency exchange rates.
●	Finance charges, net. Revenue decreased $138.4 million, or 5%, to $2,845.3 million for the nine months ended September 30, 2021. The decline was due to a 7% decrease in average credit card and loan receivables including held for sale receivables, as payment rates continue to benefit from consumer economic stimulus, that decreased revenue by $212.9 million. This decrease was offset in part by the increase in finance charge yield of approximately 60 basis points, which increased revenue by $74.5 million.

Cost of operations. Cost of operations increased $6.4 million to $1,481.1 million for the nine months ended September 30, 2021 as compared to $1,474.7 million for the nine months ended September 30, 2020. The net increase was due to the following:

●	Within the LoyaltyOne segment, cost of operations decreased $15.8 million (net of a gain on sale of an investment to an affiliate of the Company which was eliminated upon consolidation) due to a $35.3 million decrease in cost of redemptions due to the decline in redemption revenue discussed above. This decrease was offset in part by the gain on the sale of Precima in January 2020 that did not recur in the current year and a $3.9 million increase in payroll and benefits expense related to higher incentive compensation.
●	Within the Card Services segment, cost of operations increased $22.3 million due to a $47.6 million increase in professional services expenses related to strategic initiatives, a $38.8 million increase in payroll and benefits expense due to our Bread acquisition in December 2020 and an increase in incentive compensation, a $27.3 million increase in marketing expense as the prior year was impacted by COVID-19 and a $16.0 million increase in data processing expense due to the Fiserv core processing platform migration. These increases were offset in part by a $71.2 million reduction in fraud losses and $34.2 million in asset impairment charges recorded in the second quarter of 2020 that did not recur in the current year.

Index

Provision for loan loss. Provision for loan loss decreased $933.4 million, or 84%, to $180.3 million for the nine months ended September 30, 2021 as compared to $1,113.7 million for the nine months ended September 30, 2020. The decrease in the provision for loan loss in the current year was due to improved credit performance, lower net charge-offs and improving macroeconomic variables. For the nine months ended September 30, 2020, there was a significant increase in the provision due to a reserve build in the allowance for loan loss associated with the deterioration of the global macroeconomic outlook as a result of the onset of COVID-19.

General and administrative. General and administrative expenses increased $5.4 million, or 7%, to $78.6 million for the nine months ended September 30, 2021 as compared to $73.2 million for the nine months ended September 30, 2020, due to higher data processing expenses and an increase in professional services expenses associated with the planned spinoff.

Depreciation and other amortization. Depreciation and other amortization increased $5.5 million, or 10%, to $61.7 million for the nine months ended September 30, 2021 as compared to $56.2 million for the nine months ended September 30, 2020, primarily due to an increase in depreciation and amortization of $5.5 million in our LoyaltyOne segment driven by previous investments in digital technology.

Amortization of purchased intangibles. Amortization of purchased intangibles decreased $28.6 million, or 45%, to $35.5 million for the nine months ended September 30, 2021, as compared to $64.1 million for the nine months ended September 30, 2020, primarily due to certain fully amortized intangible assets, including BrandLoyalty customer contracts, offset in part by $16.2 million in amortization of purchased intangibles associated with the acquisition of Bread in December 2020.

Interest expense, net. Total interest expense, net decreased $78.8 million, or 21%, to $302.5 million for the nine months ended September 30, 2021 as compared to $381.3 million for the nine months ended September 30, 2020. The net decrease was due to the following:

●	Securitization funding costs. Securitization funding costs decreased $40.2 million due to lower average borrowings, which decreased funding costs by approximately $39.0 million, and lower average interest rates, which decreased funding costs by approximately $1.2 million.
●	Interest expense on deposits. Interest expense on deposits decreased $47.4 million due to lower average balances outstanding, which decreased funding costs by approximately $25.3 million, and lower average interest rates, which decreased funding costs by approximately $22.1 million.
●	Interest expense on long-term and other debt, net. Interest expense on long-term and other debt, net increased $8.8 million primarily due to a $25.4 million increase in interest expense associated with the issuance of senior notes in September 2020, offset in part by a $16.2 million decrease in interest expense on term debt due to lower average borrowings.

Taxes. Provision for income taxes increased $226.8 million to $273.4 million for the nine months ended September 30, 2021 from $46.6 million for the nine months ended September 30, 2020 due to an increase in income before income taxes. The effective tax rate for the nine months ended September 30, 2021 was 25.9% as compared to 18.8% for the prior year. The increase in the effective tax rate for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to greater discrete tax benefits recorded in the prior year, which included the expiration of statutes of limitation related to certain foreign tax matters, a favorable state tax settlement and a benefit related to the issuance of final regulations on the Global Intangible Low-Taxed Income, or GILTI, high tax exception.

Index

Segment Revenue and Income (Loss) Before Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(in millions, except percentages)
Revenue:
LoyaltyOne	$169.3	$184.8	(8)%	$496.7	$533.9	(7)%
Card Services	930.0	865.7	7	2,699.8	2,877.5	(6)
Corporate/Other	—	—	—	—	0.1	nm *
Total	$1,099.3	$1,050.5	5%	$3,196.5	$3,411.5	(6)%

Income (Loss) Before Income Taxes
LoyaltyOne	$44.5	$18.3	143%	$100.7	$88.9	13%
Card Services	314.2	212.1	48	1,128.5	314.5	259
Corporate/Other	(63.9)	(54.5)	17	(168.3)	(155.1)	9
Eliminations	(4.1)	—	nm *	(4.1)	—	nm *
Total	$290.7	$175.9	65%	$1,056.8	$248.3	326%

*	not meaningful

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenue. Total revenue increased $48.8 million, or 5%, to $1,099.3 million for the three months ended September 30, 2021 from $1,050.5 million for the three months ended September 30, 2020. The net increase was due to the following:

●	LoyaltyOne. Revenue decreased $15.5 million, or 8%, to $169.3 million for the three months ended September 30, 2021, as revenue from our short-term loyalty programs decreased $21.2 million due to the continued impact of the pandemic, offset in part by a $5.7 million increase in revenue from our coalition program driven by a 30% increase in AIR MILES reward miles redeemed.
●	Card Services. Revenue increased $64.3 million, or 7%, to $930.0 million for the three months ended September 30, 2021, driven by a $79.0 million increase in finance charges, net primarily due to the increase in finance charge yield resulting from higher late fees as revenue in 2020 was impacted by consumer relief programs, and the decline in charge-offs for unpaid interest and fees by $51.6 million. The increase in Card Services revenue was offset in part by a $9.2 million decrease in merchant fee revenue resulting from increased payments to our retailers as both credit sales and volumes increased from the prior year quarter.

Income Before Income Taxes. Income before income taxes increased $114.8 million, or 65%, to $290.7 million for the three months ended September 30, 2021 from $175.9 million for the three months ended September 30, 2020. The net increase was due to the following:

●	LoyaltyOne. Income before income taxes increased $26.2 million, or 143%, to $44.5 million for the three months ended September 30, 2021. The increase in income before income taxes was due to a $12.1 million decrease in amortization of purchased intangibles due to certain fully amortized intangible assets, a $4.1 million gain on sale of an investment to an affiliate of the Company that was eliminated upon consolidation and net margin improvement from our short-term loyalty programs, offset in part by the decrease in revenue discussed above.
●	Card Services. Income before income taxes increased $102.1 million, or 48%, to $314.2 million for the three months ended September 30, 2021 resulting from a $46.6 million decrease in the provision for loan loss due to improved credit performance, a $27.1 million decrease in interest expense, net due to lower average balances and the increase in revenue discussed above.
●	Corporate/Other. Loss before income taxes increased $9.4 million for the three months ended September 30, 2021 due to an increase in payroll and benefits expense for higher medical claims and an increase in interest expense associated with the issuance of senior notes in September 2020.

Index

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenue. Total revenue decreased $215.0 million, or 6%, to $3,196.5 million for the nine months ended September 30, 2021 from $3,411.5 million for the nine months ended September 30, 2020. The decrease was due to the following:

●	LoyaltyOne. Revenue decreased $37.2 million, or 7%, to $496.7 million for the nine months ended September 30, 2021 as revenue from our short-term loyalty programs decreased $44.0 million due to a decline in programs in market across most regions with the impact of COVID-19. This decrease was offset in part by an increase of $6.8 million in revenue from our coalition program driven by a 6% increase in AIR MILES reward miles redeemed and favorability in foreign currency exchange rates.
●	Card Services. Revenue decreased $177.7 million, or 6%, to $2,699.8 million for the nine months ended September 30, 2021, driven by a $138.4 million decrease in finance charges, net due to a decline in credit card and loan receivables as payment rates continue to benefit from consumer economic stimulus, a $17.6 million decrease in merchant fee revenue due to increased payments to our retailers and a $14.7 million decrease in other servicing fees charged to cardholders, resulting from a decline in revenue from certain payment protection products.

Income Before Income Taxes. Income before income taxes increased $808.5 million, or 326%, to $1,056.8 million for the nine months ended September 30, 2021 from $248.3 million for the nine months ended September 30, 2020. The net increase was due to the following:

●	LoyaltyOne. Income before income taxes increased $11.8 million, or 13%, to $100.7 million for the nine months ended September 30, 2021. The increase in income before income taxes was due to a $34.9 million decrease in amortization of purchased intangibles due to certain fully amortized intangible assets, a $4.1 million gain on sale of an investment to an affiliate of the Company that was eliminated upon consolidation and net margin improvement from our short-term loyalty programs, offset in part by the decrease in revenue discussed above.
●	Card Services. Income before income taxes increased $814.0 million, or 259%, to $1,128.5 million for the nine months ended September 30, 2021 due to a $933.4 million decrease in the provision for loan loss from improved credit performance, improvement in the macroeconomic environment and a decline in credit card and loan receivables. Income before income taxes also benefitted from an $87.6 million decrease in interest expense, net from lower average balances, the effect of which was offset in part by lower revenue as discussed above.
●	Corporate/Other. Loss before income taxes increased $13.2 million for the nine months ended September 30, 2021 due to an increase in interest expense associated with the issuance of senior notes in September 2020.

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

Index

The following table presents the delinquency trends of our credit card and loan receivables portfolio based on the principal balances of our credit card and loan receivables:

	September 30,	% of	December 31,	% of
	2021	Total	2020	Total

	(in millions, except percentages)
Receivables outstanding ─ principal	$14,939.9	100.0%	$15,963.3	100.0%
Principal receivables balances contractually delinquent:
31 to 60 days	$192.9	1.3%	$229.9	1.4%
61 to 90 days	126.0	0.9	162.8	1.0
91 or more days	242.7	1.6	315.2	2.0
Total	$561.6	3.8%	$707.9	4.4%

Net Charge-Offs. Our net charge-offs include the principal amount of losses that are deemed uncollectible, less recoveries and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce finance charges, net while fraud losses are recorded as an expense. Credit card receivables, including unpaid interest and fees, are charged-off in the month during which an account becomes 180 days contractually past due, except in the case of customer bankruptcies or death. Installment loan receivables, including unpaid interest, are charged-off when a loan is 120 days past due, including in the case of customer bankruptcies or death. Credit card receivables, including unpaid interest and fees, associated with customer bankruptcies or death are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case, not later than the 180-day contractual time frame.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions, except percentages)
Average credit card and loan receivables	$15,470.5	$15,299.6	$15,512.4	$16,570.1
Net charge-offs of principal receivables	151.5	223.1	543.5	847.9
Net charge-offs as a percentage of average credit card and loan receivables	3.9%	5.8%	4.7%	6.8%

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

We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures and other business requirements, including the expenses associated with the planned spinoff of our LoyaltyOne segment, for at least the next 12 months. However, continued volatility in the financial and capital markets due to COVID-19 may limit our access to, increase our cost of capital or make capital unavailable on terms acceptable to us or at all.

Cash Flow Activity

Operating Activities. We generated cash flow from operating activities of $1,208.0 million and $1,488.6 million for the nine months ended September 30, 2021 and 2020, respectively. The year-over-year decrease in operating cash flows of $280.6 million was primarily due to a decline in profitability after adjusting net income for non-cash charges and an increase in working capital.

Index

Investing Activities. Cash provided by investing activities was $380.7 million and $3,364.8 million for the nine months ended September 30, 2021 and 2020, respectively. Significant components of investing activities were as follows:

●	Credit card and loan receivables. Cash increased $87.9 million for the nine months ended September 30, 2021 due to a decrease in credit card and loan receivables from increases in payment rates that benefitted from government economic stimulus programs. Cash increased $3,107.8 million for the nine months ended September 30, 2020 due to a decrease in credit card and loan receivables as a result of the pandemic-related store closures.
●	Proceeds from sale of business. During the nine months ended September 30, 2020, we received cash consideration of $26.7 million from the sale of Precima.
●	Proceeds from sale of credit card portfolio. During the nine months ended September 30, 2021 and 2020, we received cash consideration of $512.2 million and $289.5 million, respectively, from the sale of a credit card portfolio in each period.
●	Purchase of credit card portfolios. During the nine months ended September 30, 2021, we paid cash consideration of $99.5 million for the purchase of three credit card portfolios. No portfolios were acquired for the nine months ended September 30, 2020.
●	Capital expenditures. Cash paid for capital expenditures was $58.8 million and $37.9 million for the nine months ended September 30, 2021 and 2020, respectively. The year-over-year increase was due to additional investments in internally developed software associated with digital tools.

Financing Activities. Cash used in financing activities was $1,157.1 million and $5,064.3 million for the nine months ended September 30, 2021 and 2020, respectively. Significant components of financing activities are as follows:

●	Debt. Cash decreased $76.1 million and $44.5 million for the nine months ended September 30, 2021 and 2020, respectively, due to net repayments of our term loans. In September 2020, we issued $500.0 million in senior notes and used the net proceeds of $493.8 million to make a prepayment of our term debt under our amended credit agreement.
●	Non-recourse borrowings of consolidated securitization entities. Cash decreased $1,123.7 million and $2,945.0 million for the nine months ended September 30, 2021 and 2020, respectively, due to net repayments and maturities under the non-recourse borrowings of consolidated securitization entities and lower borrowings due to declines in credit card and loan receivables.
●	Deposits. During the nine months ended September 30, 2021, cash increased $88.4 million due to net issuances of deposits. During the nine months ended September 30, 2020, cash decreased $2,012.0 million due to net maturities of deposits. The volume of deposits as of September 30, 2021 and 2020 was lower as a result of lower liquidity requirements.
●	Dividends. Cash paid for quarterly dividends and dividend equivalents was $31.6 million and $50.5 million for the nine months ended September 30, 2021 and 2020, respectively. The quarterly dividend was reduced in the second quarter of 2020 from $0.63 to $0.21 per share in response to COVID-19.

Debt

Credit Agreement

In July 2021, we amended our credit agreement to, among other things, (i) provide consent by the lenders to the spinoff or sale of our LoyaltyOne segment, (ii) extend the maturity date of the revolving loans and approximately 86% of the term loans from December 31, 2022 to July 1, 2024, (iii) revise the method of determining interest rates and commitment fees to be charged in connection with the loans, (iv) modify the financial and operational covenants and certain other provisions in the credit agreement to reflect our business and operations after giving effect to the LoyaltyOne spinoff or sale, (v) require a prepayment of certain of the loans in an amount equal to the net proceeds from the LoyaltyOne spinoff or sale, including any net proceeds from debt that is distributed to us minus, in the case of the first transaction associated with the divestiture of the LoyaltyOne spinoff or sale, $25.0 million and (vi) add Lon Inc. and Lon Operations LLC acquired in our acquisition of Bread as additional guarantors.

Index

At September 30, 2021, we had $1,408.3 million in term loans outstanding and a $750.0 million revolving line of credit. As of September 30, 2021, we had no amounts outstanding under our revolving line of credit and total availability of $750.0 million. Our total leverage ratio, as defined in our credit agreement, was 1.5 to 1 at September 30, 2021, as compared to the maximum covenant ratio of 4.5 to 1.

As of September 30, 2021, we were in compliance with our debt covenants.

BrandLoyalty Credit Agreement

In the first quarter of 2021, BrandLoyalty and certain of its subsidiaries, as borrowers and guarantors, amended its credit agreement to extend the maturity date by one year from April 3, 2023 to April 3, 2024. As of September 30, 2021, we had no amounts outstanding under our BrandLoyalty Credit Agreement.

Funding Sources

Deposits

We utilize certificates of deposit and money market deposits to finance the operating activities, including funding for our non-securitized credit card receivables, and fund securitization enhancement requirements of our bank subsidiaries, Comenity Bank and Comenity Capital Bank.

As of September 30, 2021, we had $5.0 billion in certificates of deposit outstanding with interest rates ranging from 0.20% to 3.75% and maturities ranging from October 2021 to September 2026. Certificate of deposit borrowings are subject to regulatory capital requirements.

As of September 30, 2021, we had $4.9 billion in money market deposits outstanding with interest rates ranging from 0.37% to 3.50%. Money market deposits are redeemable on demand by the customer and, as such, have no scheduled maturity date.

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

During the nine months ended September 30, 2021, $1.8 billion of asset-backed term notes matured and were repaid, of which $265.9 million were retained by us and eliminated from the consolidated balance sheets.

We have access to committed undrawn capacity through three conduit facilities to support the funding of our credit card and loan receivables through the trusts. As of September 30, 2021, total capacity under the conduit facilities was $4.5 billion, of which $2.7 billion had been drawn and was included in non-recourse borrowings of consolidated securitization entities in the consolidated balance sheets.

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

As of September 30, 2021, we had approximately $10.1 billion of securitized credit card and loan receivables. Securitizations require credit enhancements in the form of cash, spread deposits, additional receivables and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the trusts and by the performance of the credit card and loan receivables in the trusts.

Index

The following table shows the maturities of borrowing commitments as of September 30, 2021 for the trusts by year:

	2021	2022	2023	2024	Thereafter	Total

	(in millions)
Fixed rate asset-backed term note securities	$322.3	$1,571.7	$—	$—	$—	$1,894.0
Conduit facilities (1)	—	1,725.0	2,750.0	—	—	4,475.0
Total (2)	$322.3	$3,296.7	$2,750.0	$—	$—	$6,369.0
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1,061.8 million of debt issued by the trusts, which was retained by us and eliminated in the unaudited condensed consolidated financial statements.

See Note 12, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt.

Regulatory Matters

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Tier 1 and total capital to risk weighted assets and of Tier 1 capital to average assets. Comenity Bank and Comenity Capital Bank are considered well capitalized. The actual capital ratios and minimum ratios as of September 30, 2021 are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets	23.4%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	27.8	4.5	6.5
Tier 1 capital to risk-weighted assets	27.8	6.0	8.0
Total capital to risk-weighted assets	29.1	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets	15.7%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets	17.6	4.5	6.5
Tier 1 capital to risk-weighted assets	17.6	6.0	8.0
Total capital to risk-weighted assets	19.0	8.0	10.0

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

On July 29, 2021, our board of directors declared a quarterly cash dividend of $0.21 per share on our common stock to stockholders of record at the close of business on August 13, 2021, resulting in an aggregate dividend payment of $10.4 million on September 17, 2021.

Index

Additionally, we paid $0.2 million in cash related to dividend equivalent rights for the nine months ended September 30, 2021.

On October 28, 2021, our board of directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on December 17, 2021 to stockholders of record at the close of business on November 12, 2021.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2021 (the end of our third fiscal quarter), our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our third quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.

The planned spinoff of our LoyaltyOne segment may not be completed on the terms or timeline currently contemplated, if at all, and may not achieve the expected results.

On October 13, 2021, the Board of Directors of Alliance Data Systems Corporation, or ADSC, approved the previously announced Separation of its LoyaltyOne segment, consisting of its Canadian AIR MILES® Reward Program and Netherlands-based BrandLoyalty businesses, into an independent, publicly traded company, Loyalty Ventures. The Separation will be completed through the pro rata distribution of 81% of the outstanding shares of Loyalty Ventures to holders of the Company’s common stock at the close of business on the record date of October 27, 2021, with ADSC retaining the remaining 19% of the outstanding shares of Loyalty Ventures. ADSC stockholders of record at the close of business on October 27, 2021 will receive one share of Loyalty Ventures common stock for every two and one-half (2.5) shares of ADSC common stock. The distribution is expected to qualify as a tax-free reorganization and a tax-free distribution to ADSC and its stockholders for U.S. federal income tax purposes and is expected to be completed on November 5, 2021.

The completion of the distribution is subject to a number of customary conditions, including ADSC’s receipt of an opinion from its tax advisor confirming that the distribution qualifies as tax-free for U.S. federal income tax purposes for ADSC and its stockholders (except for cash received in lieu of fractional shares). ADSC has received a private letter ruling from the Internal Revenue Service to this effect. The ADSC Board reserves the right in its discretion to delay the distribution, change any of the terms relating to the distribution, or abandon the distribution.

There are numerous risks associated with the planned spinoff, including, but not limited to, the risk of significant additional costs being incurred to effect the spinoff, particularly if it is delayed or does not occur at all; the risk of disruption to our business in connection with the spinoff negatively impacting our results of operations; the risk that the spinoff will require significant time and attention from our senior management and employees, negatively impacting operations; the risk that we may find it more difficult to attract, retain and motivate employees during the pendency of the spinoff or following its completion; the risk that the companies resulting from the spinoff do not realize all of the expected benefits of the spinoff; the risk that the smaller, independent companies resulting from the spinoff will be less diversified with a narrower business focus that makes one or both more vulnerable to changing market conditions or takeover by third parties; the risk that the spinoff will not be tax-free for U.S. federal income tax purposes; and the risk that there will be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of one or both companies. The potential negative impact of the events described above could have a material adverse effect on our business, financial condition, results of operations and prospects, whether we are constituted as two independent publicly-traded companies after the spinoff is completed or as one company as currently constituted.

Following the spinoff, the share price for our common stock may fluctuate significantly.

We cannot predict the effect of the spinoff on the trading price of shares of our common stock. The trading price of shares of ADSC common stock immediately following the planned spinoff is expected to be lower than immediately prior to the spinoff because the trading price will no longer reflect the value of the LoyaltyOne business. Moreover, we cannot assure you that the combined trading prices of our common stock and Loyalty Ventures’ common stock after the spinoff, as adjusted for any changes in the combined capitalization of both companies, will be equal to or greater than the trading price of our common stock prior to the spinoff. Until the market has fully evaluated our business without

Index

Loyalty Ventures, the price at which our common stock trades may fluctuate significantly. In addition, the trading price of our common stock may be more volatile around the time of the spinoff.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2021:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs
				(Dollars in millions)
During 2021:
July 1-31	1,907	$98.08	—	$—
August 1-31	6,391	93.35	—	—
September 1-30	2,326	101.57	—	—
Total	10,624	$96.00	—	$—
(1)	During the period represented by the table, 10,624 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Savings Plan for the benefit of the employees who participated in that portion of the plan.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a)	None

(b) None

Index

Item 6.    Exhibits.

(a) Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.3	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(a)	Seventh Amendment to Amended and Restated Credit Agreement, dated as of July 9, 2021, by and among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	8-K	10.1	7/14/21

#10.2	(a)	Third Amendment to Private Label Credit Card Program Agreement, dated as of August 1, 2021, by and between Victoria’s Secret Stores, LLC, VS Service Company, LLC by change of name and organizational form from L Brands Direct Marketing, Inc., L Brands Direct Fulfillment, LLC by change of organizational form from L Brands Direct Fulfillment, Inc., VSPR Store Operations, LLC by change of name from Puerto Rico Store Operations, LLC, and Comenity Bank.	10-Q	10.9	8/5/21

10.3	(b) (c) (d)	Sixth Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of August 31, 2021, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	9/3/21

*10.4	(a)

First Supplemental Indenture, dated as of August 6, 2021, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee under the Indenture dated as of December 20, 2019.

*10.5	(a)

First Supplemental Indenture, dated as of August 6, 2021, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee under the Indenture dated as of September 22, 2020.

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

The following financial information from Alliance Data Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
#

Pursuant to Item 601 (b)(10)(iv) of Regulation S-K, certain identified information has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the registrant if publicly disclosed.

(a)	Alliance Data Systems Corporation
(b)	WFN Credit Company, LLC
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

Date: November 3, 2021
	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer

Date: November 3, 2021