Form 10-K
period 2021-12-31
ALLIANCE DATA SYSTEMS CORP
filed 2022-02-25
CIK 1101215

9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-15749

ALLIANCE DATA SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1429215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3095 Loyalty Circle	43219
Columbus, Ohio	(Zip Code)
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

As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.1 billion, based upon the closing price of $83.15 per share on the New York Stock Exchange on June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 18, 2022, 49,948,146 shares of common stock were outstanding.

Documents Incorporated By Reference

Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2022 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

ALLIANCE DATA SYSTEMS CORPORATION

This report includes trademarks, such as Bread®, which are protected under applicable intellectual property laws and are the property of Alliance Data or its subsidiaries. This report also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

Throughout this report, unless stated or the context implies otherwise, the terms “Alliance Data,” the “Company,” “we,” “our” or “us” refer to Alliance Data Systems Corporation and its subsidiaries on a consolidated basis, after giving effect to the spinoff of the LoyaltyOne segment into a separate, publicly-traded entity, Loyalty Ventures Inc. (NASDAQ: LYLT). References to “ADSC” refer to Alliance Data Systems Corporation on a parent-only standalone basis. In this report, we refer to the retailers and other companies with whom we do business as our “partners” or “clients”; provided that the use of the term “partner” or “partnering” does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Alliance Data’s relationship with any third parties.

Caution Regarding Forward-Looking Statements

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding initiation or completion of strategic initiatives including our ability to realize the intended benefits of the spinoff of our LoyaltyOne® segment, our expected operating results, future financial performance and outlook, future economic conditions, future dividend declarations and the guidance we give with respect to our anticipated financial performance. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	continuing impacts related to COVID-19, including government economic stimulus, relief measures for impacted borrowers and depositors, labor shortages, any government-imposed vaccine mandates and reduction in demand from partners;
●	loss of, or reduction in demand for services from, significant partners;
●	increases in fraudulent activity, net charge-offs in credit card and other loans or increases or volatility in the allowance for credit losses that may result from the application of the current expected credit loss model;
●	failure to identify, complete or successfully integrate or disaggregate business acquisitions or divestitures, including our ability to realize the intended benefits of the spinoff of our LoyaltyOne segment;
●	continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	the expected tax-free treatment of the distribution effected in the LoyaltyOne spinoff for U.S. federal income tax purposes;
●	increases in the cost of doing business, including market interest rates;
●	inability to access financial or capital markets, including asset-backed securitization funding or deposits markets;
●	restrictions that limit our banks ability to pay dividends to us;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
●	increases in regulatory capital requirements or other support for our banks;
●	loss or disruption, due to cyber attack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors discussed in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.

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

PART I

Item 1.Business.

We are a leading provider of tech-forward payment and lending solutions, serving customers and consumer-based industries in North America. Through omnichannel touch points and a comprehensive product suite that includes credit card products and Bread® digital payment solutions, we help our partners drive revenue growth and customer loyalty, while giving customers greater payment choices. We also offer credit and savings products directly to consumers through our proprietary products, including our Comenity-branded financial services.

Our partner base of more than 600 companies and online merchants consists of large consumer-based businesses, including well-known brands such as Victoria’s Secret, Signet, Ulta, Toyota, Petco and Big Lots, as well as small- and medium-sized businesses (SMBs). Our partner base is diversified across a broad range of verticals, including sports, beauty, jewelry, home goods and hospitality. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data & analytics, offers us a significant competitive advantage with products relevant across customer segments (Gen Z, Millennial, Gen X). The breadth and quality of our service offerings have enabled us to establish and maintain long-standing partner relationships.

On November 5, 2021, we completed the spinoff of our LoyaltyOne® segment, consisting of the Canadian AIR MILES® Reward Program and Netherlands-based BrandLoyalty businesses, into an independent, publicly traded company. The entity we created to hold these businesses, Loyalty Ventures Inc., is now listed on Nasdaq under the symbol “LYLT.” The spinoff was completed through the pro rata distribution of 81% of the outstanding shares of Loyalty Ventures Inc. common stock to holders of our common stock at the close of business on the record date of October 27, 2021, with Alliance Data retaining the remaining 19% of the outstanding shares of Loyalty Ventures Inc. common stock. Our stockholders of record received one share of Loyalty Ventures Inc. common stock for every two and one-half shares of Alliance Data common stock held on the record date.

Unless otherwise noted, all discussion below, including amounts and percentages for all periods, reflect the results of operations and financial condition of Alliance Data’s continuing operations. As such, the LoyaltyOne segment, which was classified as discontinued operations as of November 5, 2021, has been excluded. Prior to the spinoff of the LoyaltyOne segment, we had two reportable operating segments (Card Services and LoyaltyOne). We now operate as a single segment that includes all of our continuing operations.

Business Strategy

Beginning in 2018, our Board of Directors undertook a series of strategic initiatives based on an evaluation of the portfolio of businesses that constituted our company. Subsequently, we completed the sale of Epsilon in July 2019, the sale of our Precima® business (which was part of the LoyaltyOne segment) in January 2020, and the spinoff of our LoyaltyOne segment in November 2021. Through these transactions and other initiatives, we have simplified our business model as a leading provider of tech-forward payment and lending solutions, while also reducing debt and improving leverage and capital ratios. As we have transformed the business, we have made strategic investments in assets with the highest growth potential, focused on expanding our product suite, diversifying our customer base, developing key strategic relationships, enhancing our core technology, and modernizing and advancing our digital capabilities.

We continue to make strategic investments in technology, people, data management tools and digital capabilities to further improve our competitive position and drive future growth. These investments further our objective to grow sales through the origination of credit card and other loans, making it easier for consumers to finance purchases and make payments wherever they occur— online, in store and in-app. By offering consumer choice, we provide relevant products across consumer segments, including Gen Z and Millennials who are attracted to cash flow management products such as split-pay and installment lending, while Gen X and Baby Boomers gravitate towards rewards and the convenience of a private label or co-brand card. With our broad suite of products, including private label and co-brand credit cards, buy now, pay later (BNPL) options (installment loans and split-pay), together with digital, analytical and servicing capabilities to support those products, we drive incremental sales for our partners’ businesses. We also intend to continue rebalancing our portfolio, prioritizing and investing in profitable, strong performing partners, targeting core and new verticals, improving our cost base and becoming a more cost-efficient provider of financial products and services. In addition, we continue to expand our direct-to-consumer lending and payment products for new and existing customers, including debt consolidation products and proprietary credit cards for growth and value retention. Through our digital payments business, which operates under the trademark Bread, we offer an omnichannel solution for retailers and merchants and platform capabilities to bank partners. Bread’s offerings and on-boarding capabilities enhance the growth prospects of our verticals and increase the addressable market of SMB. Bread also offers our existing co-brand and private label credit card partners a broader digital product suite and additional white-label product solutions.

Products and Services

We assist some of the best-known brands and retailers in driving sales and loyalty through an expanding suite of lending and payment solutions, including private label and co-brand credit card programs, and BNPL options (installment lending and split-pay). Our partners benefit from customer insights and analytics, with each of our credit card branded programs tailored to our partner’s brand and their unique customers. In addition, we continue to expand our direct-to-consumer lending and payment products and our digital payments platform. These products are supported and maximized by our digital, analytical and servicing capabilities. Our products and services are discussed in more detail below under the headings (i) credit card and other loans financing, (ii) loan processing and servicing, (iii) marketing and data & analytics and (iv) digital offerings.

Credit Card and Other Loans Financing. We provide risk management solutions, account origination and funding services for approximately 130 private label and co-brand credit card programs, as well as through Bread partnerships, with over 500 SMB merchants. In 2020, we launched our Comenity-branded general purpose cash-back credit card, an important new product for us to serve and retain our cardholders and capture incremental spend. As of December 31, 2021, we had $16.6 billion in principal loans from approximately 36 million active accounts, with an average balance for the year ended December 31, 2021 of approximately $828 for accounts with outstanding balances.

We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make responsible risk-based origination decisions when approving new accounts and establishing credit limits. Credit quality is monitored on a regular and consistent basis, utilizing internal algorithms and external credit bureau risk scores. This information helps us segment prospects into narrower risk ranges, allowing us to better evaluate individual credit risk.

Loan Processing and Servicing. We manage and service the loans we originate for private label, co-brand and general purpose credit card programs and Bread BNPL (installment loans, split-pay) products. In 2022, we expect to complete the transition of our credit card processing services to Fiserv, a leading global provider of payments and financial services technology solutions. With the migration of our core processing to Fiserv, we expect to improve our speed to market, including the ability to quickly and seamlessly add new products and capabilities that benefit our partners and cardholders. The platform enables efficient integration of digital technology, while supporting our data and analytics capabilities and improving operational efficiencies.

Our customer care operations are influenced by our retail heritage and we view every customer touch point as an opportunity to provide an exceptional experience. Our customer care operations offer omnichannel servicing, including phone, mail, fax, email, text and web. We provide focused training programs in all areas to achieve the highest possible customer service standards and monitor our performance by conducting surveys with our partners and our customers. In 2021, for the sixteenth time since 2003, we were certified as a Center of Excellence for the quality of our operations, the most prestigious ranking attainable, by BenchmarkPortal. Founded by Purdue University in 1995, BenchmarkPortal is a global leader of best practices for customer care centers.

Marketing and Data & Analytics. Through our integrated marketing services, we design and implement strategies that assist our partners in acquiring, retaining and expanding customer engagement to drive a more loyal, frequent shopper that increases customer lifetime value. Our programs capture transaction data that we analyze to better understand consumer behavior and use to increase the effectiveness of our partners’ marketing activities. Through our data and analytics capabilities, including machine learning and artificial intelligence, we focus on data insights that drive actionable strategies and enhance revenue growth and customer retention. We use multi-channel marketing communication tools, including in-store, web, permission-based email, permission-based mobile messaging and direct mail to engage customers in the channel of their choice.

Digital Offerings. Through our Enhanced Digital Suite, a group of marketing and credit application features, we help our brand partners capitalize on online trends, by bringing through more qualified applicants, a higher average purchase value, and a higher credit sales conversion rate. Enhanced Digital Suite includes a unified software development kit (SDK) that provides access to our broad suite of products, and promotes relevant credit payment options earlier in the shopping experience. The application is simple and easy, offers prefilled fields and pre-screens customers in real-time, allowing for immediate credit approval without leaving the brand partner’s site.

Through Bread, our digital payments business acquired in 2020, we offer a flexible platform and robust suite of application programming interfaces (APIs) that allow merchants and partners to seamlessly integrate online point-of-sale financing and other digital payment products, including installment and split-pay solutions. These digital payment offerings and on-boarding capabilities enhance the growth prospects of our verticals and increase the addressable market of SMB. At the same time, we can now offer our existing partners a broader digital product suite and additional white-label product solutions. As our Bread business has grown, it has expanded our ability to leverage our digital offerings to build both strategic technology platform partnerships and more traditional brand partnership sales and loans.

For additional information relating to our business, business strategy and products and services, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Year in Review – Business Environment.”

Disaster and Contingency Planning

We operate, either internally or through third-party service providers, multiple data processing centers to process and store our customer transaction data. Given the significant amount of data that we or our third-party service providers manage, much of which is real-time data to support our partners’ commerce initiatives, we have established redundant capabilities for our data centers. We have a number of safeguards in place that are designed to protect us from data-related risks and in the event of a disaster, to restore our data centers’ systems. For additional information, see “Item 1A. Risk Factors – Risk Management – Operational Risk.”

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of patents, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in our business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We have a number of domestic and foreign patents and pending patent applications. We pursue registration and protection of our trademarks primarily in the United States, although we also have either registered trademarks or applications pending for certain marks in other countries. No individual patent or license is material to us or our business.

Competition

The markets for our products and services are highly competitive, continuously changing, highly innovative, and subject to regulatory scrutiny and oversight. We compete with a wide range of businesses, including financial institutions, fintechs and payment networks. Some of our current and potential competitors may be larger than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and market share than we do, or offer products and services that we do not offer. Other competitors are smaller or younger companies that may be more agile in responding quickly to regulatory and technological changes. Many of the areas in which we compete evolve rapidly with innovative and disruptive technologies, emerging competitors, business alliances, shifting consumer habits and user needs, price sensitivity on the part of merchants and consumers, and frequent introductions of new products and services.

In competing to acquire and retain the business of brand partners, our primary competition is with other financial institutions whose marketing focus has been on developing credit card programs with large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. We also compete for partners on the basis of a number of factors, including program financial and other terms, underwriting standards, marketing expertise, service levels, the breadth of our product and service offerings, digital, technological and integration capabilities, brand recognition and reputation. Our focus is on retailers and other brand partners that understand the competitive advantage of developing loyal customers. As a result, we focus on analyzing transaction data we obtain through partner loyalty programs and managing our lending programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement successful marketing strategies for our partners. The consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace. As a form of payment, our products compete with cash, checks, electronic bank transfers, debit cards, general purpose credit cards (including Visa and MasterCard, American Express and Discover Card), various forms of consumer installment loans and split-pay products, other private label card brands, prepaid cards, digital wallets and mobile payment solutions, and other tools that simplify and personalize shopping experiences for consumers and merchants. As the payments industry continues to evolve, in the future we expect increasing competition with emerging payment technologies from financial technology firms and payment networks. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which could place us at a competitive disadvantage.

Supervision and Regulation

We operate primarily through our insured depository institution subsidiaries, Comenity Bank and Comenity Capital Bank, which together are referred to herein as the “Banks.” Federal and state laws and regulations extensively regulate the operations of the Banks. This regulatory framework is intended to protect individual consumers, depositors, the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC) and the U.S. banking system as a whole rather than for the protection of shareholders and creditors. Set forth below is a summary of the significant laws and regulations applicable to each of Comenity Bank and Comenity Capital Bank. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Such statutes, regulations, and policies are subject to ongoing review by Congress, state legislatures, and federal and state regulatory agencies. A change in any of the statutes, regulations, or regulatory policies applicable to Comenity Bank and Comenity Capital Bank, or in the leadership or direction of our regulators, could have a material effect on the results of Alliance Data. Further, the scope of regulation and the intensity of supervision will likely remain higher under the Biden Administration.

Comenity Bank is a Delaware-chartered bank operating as a credit card bank under Competitive Equality Banking Act (CEBA) exemptions in the Bank Holding Company Act (BHC Act). To maintain its status as a CEBA credit card bank, Comenity Bank must continue to comply with the following requirements:

●	engage only in credit card operations;
●	do not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties;
●	do not accept any savings or time deposits of less than $100,000, except for deposits pledged as collateral for its extensions of credit;
●	maintain only one office that accepts deposits; and
●	do not engage in the business of making commercial loans (except small business loans).

Comenity Bank is subject to prudential regulation, supervision and examination by the Delaware Office of the State Bank Commissioner, as its chartering authority, and the FDIC as its primary federal regulator. Comenity Bank’s deposits are insured by the DIF of the FDIC up to the applicable deposit insurance limits in accordance with applicable law and FDIC regulations. Comenity Bank is not a member of the Federal Reserve System.

Comenity Capital Bank is a Utah-chartered industrial bank. As an industrial bank, Comenity Capital Bank is exempt from the definition of “bank” under the BHC Act. Comenity Capital Bank is subject to prudential regulation, supervision and examination by the Utah Department of Financial Institutions, as its chartering authority, and the FDIC as its primary federal regulator. Comenity Capital Bank’s deposits are insured by the DIF of the FDIC up to the applicable deposit insurance limits in accordance with applicable law and FDIC regulations. Comenity Capital Bank is not a member of the Federal Reserve System.

The Consumer Financial Protection Bureau (CFPB) promulgates regulations for the federal consumer financial protection laws. Banks in a multi-bank organization, such Comenity Bank and Comenity Capital Bank, are subject to supervision and examination by the CFPB with respect to the federal consumer financial protection laws if at least one bank reports total assets over $10 billion for four consecutive quarters. While Comenity Bank and Comenity Capital Bank were previously subject to such supervision and examination by the CFPB, neither have reported total assets over $10 billion for the last consecutive four quarters and both are now subject to supervision and examination with respect to the federal consumer financial protection laws by the FDIC. If and when either Comenity Bank or Comenity Capital Bank report total assets over $10 billion for four consecutive quarters, such supervision and examination will revert back to the CFPB.

Regulation of Alliance Data

Because neither Comenity Bank nor Comenity Capital Bank is considered a “bank” within the meaning of the BHC Act, Alliance Data is not a bank holding company subject to regulation thereunder. If any of our entities became subject to regulation as a bank holding company, among other things, Alliance Data and its nonbank subsidiaries would be subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (Federal Reserve Board) and our operations would be limited to certain activities that are closely related to banking or financial services in nature.

Regulation of the Banks

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and acquisitions, management practices, and numerous other aspects of banking operations.

Source of Strength Doctrine

Under Section 616 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), any company that directly or indirectly controls an insured depository institution is required to serve as a source of financial strength to its subsidiary institution and may not conduct its operations in an unsafe or unsound manner. This doctrine is commonly known as the "source of strength" doctrine. As such a company, this means that Alliance Data must stand ready to use available resources to provide adequate capital funds to the Banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting the Banks. This support may be required at times when Alliance Data might otherwise determine not to provide it or when doing so is not otherwise in the interests of Alliance Data or its stockholders or creditors. Alliance Data’s failure to meet its obligation to serve as a source of strength to the Banks would generally be considered to be an unsafe and unsound banking practice.

Regulatory Capital Requirements

The Banks are subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules adopted by the FDIC. These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the FDIC may determine that a bank, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.

Under the U.S. Basel III capital rules, the Banks’ assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets, which then are used to determine the minimum capital that the Banks should keep as a reserve to reduce the risk of insolvency. These risk-weighted assets are used to calculate the following minimum capital ratios for the Banks:

●	Common Equity Tier 1 (CET1) Risk-Based Capital Ratio, which is the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common stockholders’ equity subject to certain regulatory adjustments and deductions, including goodwill, intangible assets, certain deferred tax assets, and AOCI.
●	Tier 1 Risk-Based Capital Ratio, which is the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock, and certain qualifying capital instruments.

●	Total Risk-Based Capital Ratio, which is the ratio of total capital, including CET1 capital, Tier 1 capital, and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying Allowance for credit losses.
●	Tier 1 Leverage Ratio, which is the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets, and certain other deductions).

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Banks’ ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications.

The U.S. Basel III capital rules require a minimum CET1 Risk-Based Capital Ratio of 4.5%, a minimum Tier 1 Risk-Based Capital Ratio of 6.0%, and a minimum Total Risk-Based Capital Ratio of 8.0%. In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules, the Banks must also maintain the required 2.5% Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. As a result, the Banks must maintain a CET1 Risk-Based Capital Ratio of at least 7%, a Tier 1 Risk-Based Capital Ratio of at least 8.5% and a Total Risk-Based Capital Ratio of at least 10.5% to avoid being subject to restrictions on capital distributions and discretionary bonus payments to its executive management. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a bank may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer. The required minimum Tier 1 Leverage Ratio for all banks and bank holding companies is 4%.

To be well-capitalized, the Banks must maintain the following capital ratios:

●	CET1 Risk-Based Capital Ratio of 6.5% or greater;
●	Tier 1 Risk-Based Capital Ratio of 8.0% or greater;
●	Total Risk-Based Capital Ratio of 10.0% or greater; and
●	Tier 1 Leverage Ratio of 5.0% or greater.

At December 31, 2021, the Banks’ regulatory capital ratios were above the well-capitalized standards and met the Capital Conservation Buffer. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer.

Dividends

Alliance Data is a legal entity separate and distinct from the Banks. Declaration and payment of cash dividends depends upon cash dividend payments to Alliance Data by the Banks, which are our primary source of revenue and cash flow. As state-chartered banks, the Banks are subject to regulatory restrictions on the payment and amounts of dividends under Delaware or Utah law, as applicable. Further, the ability of the Banks to pay dividends to Alliance Data is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements, and any such dividends are also subject to the approval of the Board of Directors of the applicable Bank.

The payment of dividends by the Banks and Alliance Data may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory requirements. The federal banking agencies have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. A bank may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking agencies have issued policy statements that provide that banks should generally only pay dividends out of current operating earnings. The federal banking agencies have the authority to prohibit banks from paying a dividend if it is deemed such payment would be an unsafe or unsound practice.

Prompt Corrective Action and Safety and Soundness

Under applicable "prompt corrective action" ("PCA") statutes and regulations, insured depository institutions, such as the Banks, are placed into one of five capital categories, ranging from "well capitalized" to "critically undercapitalized." The PCA statute and regulations provide for progressively more stringent supervisory measures as an institution’s capital category declines. An institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. An undercapitalized institution must submit an acceptable restoration plan to the appropriate federal banking agency. One requisite element of such a plan is that the institution’s parent holding company guarantee the institution’s compliance with the plan, subject to certain limitations. At December 31, 2021, the Banks qualified as "well capitalized" under applicable regulatory capital standards.

Insured depository institutions may also be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency, or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution affiliated parties; the termination of the institution’s deposit insurance; the appointment of a conservator or receiver for the institution; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.

Reserve Requirements

Federal Reserve Board regulations require insured depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks. The regulations require that the Banks maintain cash reserves against aggregate transaction accounts in excess of the exempt amount. The Federal Reserve Board generally makes annual adjustments to the tiered cash reserve requirements; however, effective March 26, 2020, the reserve requirement was reset to zero to address liquidity concerns due to the global COVID-19 pandemic and maintained at zero effective March 2021 and March 2022. The reserve requirement remains subject to annual adjustment as conditions warrant.

Restrictions on Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act limit the extent to which we can borrow or otherwise obtain credit from or engage in other covered transactions with either of the Banks, which may have the effect of limiting the extent to which either Bank can finance or otherwise supply funds to us. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in covered transactions, they do require that we engage in “covered transactions” with either Bank only on terms and under circumstances that are substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by either Bank to us or our other affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral.

The Banks are also subject to Sections 22(g) and 22(h) of the Federal Reserve Act, and the implementing Regulation O as applied to the Banks. These provisions impose limitations on loans and extensions of credit by the Banks to their executive officers, directors and principal shareholders and their related interests, as well as those of the Banks’ affiliates. The limitations restrict the terms and aggregate amount of such transactions. Regulation O also imposes certain recordkeeping and reporting requirements. Restrictions on transactions with affiliates and insiders under Federal Reserve Act Sections 23A, 23B, 22(g) and 22(h), as well as the requirements of Regulation O, are monitored for compliance by our internal audit department.

Federal Deposit Insurance

The deposits of the Banks are insured up to applicable limits by the DIF of the FDIC. The standard maximum deposit insurance amount is $250,000 per depositor, per insured depository institution, per ownership category, in accordance with applicable FDIC regulations.

The FDIC uses a risk-based assessment system that imposes insurance premiums based on a risk matrix that takes into account an institution’s capital level and supervisory rating. The base for insurance assessments is the average consolidated total assets less tangible equity capital of an institution. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.

Under the Federal Deposit Insurance Act (the FDIA), the FDIC may terminate an institution’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe and unsound condition or has violated any applicable law, regulation, order or condition imposed by the FDIC.

Depositor Preference

The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent company or otherwise bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Alliance Data and the Banks, from: (i) engaging in proprietary trading and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term covered funds is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in section 3(c)(1) or 3(c)(7) of that Act, which includes collateralized loan obligation securities (CLO) and collateralized debt obligation securities. There are also several exemptions from the definition of covered funds, including, among other things, loan securitization, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. We do not engage in these restricted activities, including in proprietary trading.

Incentive Compensation

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Banks, that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, the manner in which executive compensation is structured will be restricted.

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions.

USA PATRIOT Act

Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign "shell banks" and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Banks have in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engage in very few transactions of any kind with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulations

The United States government has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The Office of Foreign Assets Control-administered sanctions targeting countries take many different forms. Generally, OFAC sanctions contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from the Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences.

Identity Theft

The SEC and the Commodity Futures Trading Commission (CFTC) jointly issued final rules and guidelines implementing the provisions of the Dodd-Frank Act which require certain regulated entities to establish programs to address risks of identity theft. The rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy these requirements. In addition, the rules establish special requirements for any credit and debit card issuers that are subject to the jurisdiction of the SEC or the CFTC to assess the validity of notifications of changes of address under certain circumstances. The Banks implemented an ID Theft Prevention Program, approved by their Boards of Directors, in compliance with these requirements.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (CRA) is intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound business practices. The relevant federal banking agency, the FDIC in the Banks’ case, examines each bank and assigns it a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. The Banks each received a CRA rating of "Outstanding" at their most recent CRA examinations.

Consumer Protection Regulation and Supervision

We currently are subject to regulation by the FDIC with respect to the federal consumer protection laws. We are also subject to certain state consumer protection laws and state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. State authorities have increased their focus on and enforcement of consumer protection rules. These federal and state consumer protection laws apply to a broad range of our activities and to various aspects of our business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use and provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services.

Privacy and Data Protection Regulation

Data protection and consumer privacy laws and regulations continue to evolve, increasing restrictions on our ability to collect and disseminate customer information. In addition, the enactment of new or amended legislation or industry regulations pertaining to consumer, public or private sector privacy issues may impact our marketing services, including placing restrictions upon the collection, sharing and use of information that is currently legally available. There are also a number of specific laws and regulations governing the collection, sharing and use of certain types of consumer data primarily in connection with financial services transactions that are relevant to our various businesses and services. In the United States, federal laws such as the Gramm-Leach-Bliley Act, or GLBA, and the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, as well as similar and applicable state laws, make it more difficult to collect, share and use information that has previously been legally available and may increase our costs of collecting some data. These laws give bank customers, including cardholders and depositors, the ability to “opt out” of having certain information generated by their applicable financial services transactions shared with other affiliated and unaffiliated parties or the public. Our ability to gather, share and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to “opt out,” thereby precluding us and our affiliates from using their data.

The federal Do-Not-Call Implementation Act makes it more difficult to telephonically communicate with prospective and existing customers. The regulations give consumers the ability to “opt out,” through a national do-not-call registry and state do-not-call registries, of having telephone solicitations placed to them by companies that do not have an existing business relationship with the consumer. In addition, regulations require companies to maintain an internal do-not-call list for those who do not want the companies to solicit them through telemarketing. These regulations could limit our ability to provide services and information to our partners. Failure to comply with these regulations could have a negative impact on our reputation and subject us to significant penalties. Further, the Federal Communications Commission has approved interpretations of rules related to the Telephone Consumer Protection Act defining robo-calls broadly, which may affect our ability to contact customers and may increase our litigation exposure.

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

At the state level, California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA provides individual privacy rights for California consumers and places increased privacy and security obligations on entities handling certain personal data of consumers and households. The CCPA requires disclosures to consumers about companies’ data collection, use and sharing practices; provides consumers ways to opt-out of certain sales or transfers of personal information; and provides consumers with additional causes of action. The CCPA prohibits companies from discriminating against consumers who have opted out of the sale of their personal information, subject to a narrow exception. The CCPA provides for certain monetary penalties and for enforcement of the statute by the California Attorney General or by consumers whose rights under the law are not observed. It also provides for damages, as well as injunctive or declaratory relief, if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the information is collected, processed, sold or disclosed pursuant to the GLBA if the GLBA is in conflict with the CCPA.

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

Additionally, legislative and regulatory measures, such as mandatory breach notification provisions, often impose, among other elements, strict requirements on reporting time frames and providing notice to individuals. For example, at the federal level, the FDIC announced in November 2021 the implementation of a new Rule (12 CFR Part 304) which requires notification of our primary regulator within 36 hours in the event of a “Computer-security incident” that rises to the level of a “notification incident.” All 50 U.S. states and the District of Columbia also have enacted data breach notification laws. Further, there continues to be an increased interest in privacy, data protection and information security laws and regulations at the federal and state levels where legislators are reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of consumer information for marketing purposes or otherwise.

There has also been rapid development of new privacy laws and regulations elsewhere around the globe, including amendments of existing data protection laws, to the scope of such laws and penalties for noncompliance. Failure to comply with these international data protection laws and regulations could have a negative impact on our reputation and subject us to significant penalties.

Compliance with current or future privacy, data protection and information security laws and regulations (including those regarding data breach notification and consumer privacy) affecting customer, employee or other data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve us sharing information with third parties or storing sensitive credit card information), which could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws and regulations could result in potentially significant regulatory investigations and government actions, litigation, fines or sanctions, consumer or partner actions, decreases in the use of our cards and damage to our reputation and our brand, all of which could have a material adverse effect on our business, results of operations and financial condition.

Human Capital

As of December 31, 2021, we employed approximately 6,000 associates worldwide, with the majority concentrated in the United States. As a core component of our broader Environmental, Social and Corporate Governance (ESG) and sustainability efforts, our key human capital management objectives are to attract, develop and retain top talent. To support these objectives, we take a holistic approach to our associates’ experiences as employees, recognizing that an engaged workforce drives our long-term growth and sustainability. Our Board of Directors and designated Board committees provide the important oversight of our human capital management strategy, including diversity, equity and inclusion, or DE&I, efforts, which are led by our head of diversity and inclusion and our Chief Diversity Officer, both appointed in 2021. In May 2021, our Board of Directors expanded the compensation committee’s responsibilities and duties to more specifically include oversight of our management of human capital and, in connection with these changes, the committee’s name was formally changed to the “Compensation & Human Capital Committee.” Our Compensation & Human Capital Committee, along with our Board of Directors, receive regular updates from senior management and third-party consultants on human capital trends and developments and other key human capital matters that drive our ongoing success and performance.

Associate Wellbeing

With the ongoing impact of the global COVID-19 pandemic, approximately 95% of our total workforce continues to successfully work from home, and with minimal business disruption. We have continued initiatives designed to connect, recognize and engage our workforce in a virtual work environment, including providing the necessary technology, support and lines of communication for our associates to be successful in their roles in this unique environment. Associate wellbeing remained a top priority in 2021, and we continued to provide timely reminders and access to numerous existing and new resources and support, including a particular focus on mental health awareness and counselling support. Other associate wellbeing resources include financial education and wellness courses, a variety of online fitness and meditation classes, a fitness cost reimbursement program and other benefits to promote mental and physical health and overall wellbeing. We surveyed our associates on our return-to-office plans and their work environment preferences, and we anticipate the majority of our workforce will continue to work remotely or on a hybrid basis for the foreseeable future. For those associates who worked in the office during the year, or plan to return, our COVID taskforce has been focused on taking appropriate health and safety measures in our office space. We implemented a COVID testing solution beginning in 2022 to ensure those associates who are not vaccinated have the option to work in the office, while protecting the safety of all associates.

Additionally during 2021, we further improved the competitiveness of our associate benefit offerings, including implementing new paid time off and flex time off policies to provide additional flexibility for our associates, adding a new paid holiday (bringing the total to nine) and offering new virtual benefit fairs, among other initiatives.

Associate Engagement

Despite various challenges associated with the pandemic, we maintained high levels of associate engagement and retention and were successful with talent acquisition, hiring several top industry leaders in key positions that further supported our transformation initiatives and business priorities. For 2021, we recorded a new associate acquisition rate of approximately 21%, calculated as total external hires divided by average associate headcount, with voluntary turnover at approximately 17%, calculated as total voluntary terminations divided by average associate headcount, across both professional and Care Center operations, as compared to 10% and 13%, respectively, in 2020. As discussed below, in 2021 we focused on developing our internal talent to increase lateral movement across the organization, with nearly a third of the 1,200 new jobs posted in 2021 being ultimately filled by internal candidates. We continue to listen to and act on feedback from our associates, including through our annual Associate Survey and other more frequent surveys and communications. Our core associate experience scores improved in 2021 compared to the previous year, reflective of favorable associate feedback received from conducting our annual Associate Survey.

Workforce Readiness, Development and Advancement

As part of our broader multi-year business transformation, our “future workforce” steering committee, comprising senior human resources, technology and operations management, continued to develop and execute human capital-intensive strategies to ensure our workforce readiness, development and advancement. During the year we launched our inaugural six-month apprenticeship program, which created a feeder pipeline from roles in our Care Centers to other non-Care Center opportunities across the organization, with 21 associates transitioning to new roles at the conclusion of their apprenticeships. Robust training and development remains central to our human capital strategy, and in 2021 we expanded our training programs to include more content focused on developing effective leadership competencies and behaviors. In addition to career-oriented training and development, we require annual associate training to ensure ongoing adherence to responsible business practices and ethical conduct, and all associates must certify annually that they have read and will adhere to our Code of Ethics. We believe that these efforts resonated with our associates, as we saw a 7% improvement in associates’ perceptions of the professional growth and development initiatives taken by us, reflected in our 2021 annual Associate Survey.

Given the significant amount of change and transformation in our business, in 2021 we created a “change network” comprising more than 200 associates from across the Company. This network provides a formal forum for developing and activating change management strategies, which enables us to respond, as necessary, in real-time with enhanced communication or other support. We also cascaded change management training throughout all leaders of our organization, including our executive management team.

Diversity, Equity and Inclusion

In 2020, we undertook significant steps to improve our commitment to DE&I, starting with a formal process initiated by our President and Chief Executive Officer. Specific actions taken have included executive leadership involvement and accountability; and formation of a DE&I steering committee with clear objectives, including identifying and engaging a third-party, minority-owned DE&I consulting firm to guide our development of a comprehensive, integrated DE&I strategy and measurement framework. Significant progress made over the second half of 2020 included associate surveys, focus groups and numerous associate “listening sessions” to provide important input on our approach to improving our long-term DE&I commitments in 2021. Our entire executive leadership team underwent unconscious bias awareness training, and new tools were introduced in our recruiting and hiring practices to further improve our processes in this area. As of December 31, 2020, approximately 62% of our total work force and 44% of our senior leaders were female, while approximately 43% of our total work force and 16% of our senior leaders were minorities.

In 2021, we continued the evolution and advancement of our DE&I strategy and objectives, an ongoing business imperative. We continued expanding our DE&I team and leadership, through the hiring of a new head of diversity and inclusion, the creation of the office of Chief Diversity Officer (reporting to our President and Chief Executive Officer), and the creation of a company-wide council on DE&I matters. We more formally identified our DE&I strategy and priorities, re-chartered our existing business resource groups (BRGs) as well as identified new BRGs based on associate feedback and interests. We expanded our foundational training around conscious inclusion for all associates and leaders, and evaluated metrics of success to ensure we hold ourselves accountable to our progress on DE&I matters. As of

December 31, 2021, approximately 60% of our total work force and 43% of our senior leaders were female, while approximately 41% of our total work force and 17% of our senior leaders were minorities.

Other Information

Our corporate headquarters are located at 3095 Loyalty Circle, Columbus, Ohio 43219, where our telephone number is 614-729-4000.

We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our website, www.AllianceData.com. No information from this website is incorporated by reference herein. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our Audit Committee, Risk Committee, Compensation & Human Capital Committee and Nominating and Corporate Governance Committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for senior financial officers, and code of ethics for Board members on our website. These documents are available free of charge to any stockholder upon request.

Item 1A.	Risk Factors.

RISK FACTORS

This section should be carefully reviewed, in addition to the other information appearing in this Form 10-K, including the sections entitled “Risk Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, for important information regarding risks and uncertainties that affect us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Summary

This risk factor summary is qualified in its entirety by reference to the complete description of our risk factors set forth immediately below.

Risks related to our strategic, business and competitive environment include:

●	The impact of the global COVID-19 pandemic and responsive measures;
●	Our ten largest partners represented over half of our consolidated Total net interest and non-interest income (revenue) in 2021, and a decrease in business from, or the loss of, any of these partners, could have an adverse effect on our business.
●	Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to fluctuations in the U.S. consumer credit market than a more diversified company.
●	The amount of our Allowance for credit losses could adversely affect our business and may be insufficient to cover actual losses on our loans.
●	Competition in our industry is intense.
●	Our results of operations and growth depend on our ability to retain existing partners and attract new partners, and our results are impacted, to a significant extent, on the active and effective promotion and support of our products by our partners and on the financial performance of our partners.
●	We rely extensively on models in managing many aspects of our business, and if they are not accurate or are misinterpreted, such factors could have a material adverse effect on our business and results of operations.
●	Underwriting performance of acquired or new lending programs may not be consistent with existing experience.
●	Unsecured consumer and business lending leads to losses from bankruptcies and inability to collect from borrowers.

Risks related to our liquidity, market and credit risk include:

●	Adverse financial market conditions or our inability to effectively manage our funding and liquidity risk could have a material adverse effect on our business, liquidity and ability to meet our debt service requirements and other obligations.
●	Our inability to effectively access the securitization or other capital markets could limit our funding opportunities for loans and other business opportunities.
●	Competition for deposits and regulatory restrictions on deposit products can impact availability and cost of funds.
●	Our level of indebtedness may restrict our ability to compete and grow our business.
●	Our market valuation has been volatile, and returns to stockholders have been impacted by a lower dividend rate, cessation of share repurchase programs and issuance of shares for acquisitions.
●	We are a holding company and depend on dividends and other payments from our Banks, which are subject to various legal and regulatory restrictions.

Risks related to our legal, regulatory and compliance environment include:

●	We face various risks related to the comprehensive government regulation and supervision of our business, including by the FDIC and other federal and state authorities.
●	Legislation, regulatory matters and litigation may have a significant impact on our business, financial condition and results of operations.
●	Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
●	Financial institution capital requirements may limit cash available for business operations, growth and returns to stockholders.

Risks related to cybersecurity, technology and third-party vendors include:

●	Reliance on third-party vendors and current efforts to transition to multiple strategic outsourcing partners may result in service failures outside our control.
●	Failures in data protection, cybersecurity and information security, as well as business interruptions to our data centers and other systems, could critically impair our products, services and ability to conduct business.
●	Our industry is subject to rapid and significant technological changes, and we may be unable to successfully develop and commercialize new or enhanced products and services.

Strategic, Business and Competitive Risks

Impacts related to the global COVID-19 pandemic are expected to continue to pose risks to our business for the foreseeable future, heighten many of our known risks and may have a material adverse impact on our results of operations, financial condition and liquidity.

The ongoing effects of the global COVID-19 pandemic remain difficult to predict due to numerous uncertainties, including the transmissibility, severity, duration and resurgence of the virus; the emergence of new variants of the virus; the uptake and effectiveness of health and safety measures or actions that are voluntarily adopted by the public or required by governments or public health authorities; the effectiveness of vaccines and treatments; the speed and strength of an economic recovery, including the reopening of borders and the resumption of international travel; increased logistics costs; an increasingly competitive labor market; and the impact of the global COVID-19 pandemic on our employees, our operations, and the business of our partners and suppliers. Specific impacts on our operations and financial results include, but are not limited to, the following:

●	Short and long-term difficulties of our retail partners in consumer-based businesses due to restricted foot traffic, any inability to convert in-store sales to e-commerce, trouble maintaining supply chain integrity for both availability of desired products and delivery to end consumers, and reduced consumer confidence and spending may result in increased bankruptcy risk for our retail partners, decreased retail credit sales and decreases in our credit card and other loans balances.
●	Decreased retail credit sales reduces the usage of our credit cards and other credit products, which reduces our revenue from finance charges and other servicing fees.
●	The potential for consumer bankruptcies and any forbearance programs we may offer for impacted cardholders to reduce or delay our revenue from finance charges and other servicing fees and increase our exposure to rising delinquencies, net charge-offs in Credit card and other loans and increase our Allowance for credit losses.
●	Volatility in the financial markets may increase our cost of capital and/or limit its availability, and prolonged periods of increased financial stress enhance the potential for a rating downgrade on our asset-backed debt, the occurrence of early amortization events as well as non-compliance with financial covenants or other events of default across our significant asset-backed and other indebtedness.
●	Increased operational risk, including impacts to our data, customer care center, digital and installment lending platform and other network integrity and availability in addition to heightened cybercriminal activity and other payment fraud risk in this environment of e-commerce and online banking reliance, may affect our ability to timely and effectively meet the needs of our partners, cardholders or other consumers.
●	Increased risks to the health and safety of our associates and that of our third-party vendors may impact our ability to maintain service levels for our partners.
●	Increased privacy-related risks due to processing of employee health-related personal information.
●	Workforce impacts, such as difficulty recruiting, retaining, training, motivating and developing employees due to evolving health and safety protocols; changing worker expectations and talent marketplace variability regarding flexible work models; restrictions on immigration, travel and employee mobility; and the challenges of maintaining our strong corporate culture, which values communication, collaboration and connections, despite a majority of employees working from home.

Despite the availability of vaccines and treatments, surges in COVID-19 cases, including variants of the strain, such as the delta and omicron variants, may cause people to self-quarantine or governments to shut down nonessential businesses again. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our future results of operations or cash flows at this time. To the extent the global COVID-19 pandemic continues to adversely affect our business, results of operations, financial condition and liquidity, many of the other risks described in the “Risk Factors” section of this Annual Report may also be heightened.

Changes and instability in the macroeconomic environment, consumer confidence and customer behavior may adversely affect our business.

We offer an array of financial products and services to consumers, and a prolonged period of economic volatility, slow growth, or a significant deterioration in economic conditions could have a material adverse effect on our financial condition and results of operations as customers default on their loans, maintain lower deposit levels or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity.

Some of the risks we face in connection with adverse changes and instability in the macroeconomic environment, including changes in consumer confidence levels and behavior, include the following:

●	Changes in payment patterns, increases in delinquencies and default rates, decreased consumer spending, lower demand for credit and shifts in consumer payment behavior towards avoiding late fees, finance charges and other fees;
●	Increases in our charge-off rate caused by bankruptcies and reduced ability to recover debt that we have previously charged-off; and
●	Decreased reliability of the process and models we use to estimate our allowance for credit losses, particularly if unexpected variations in key inputs and assumptions cause actual losses to diverge from the projections of our models and our estimates become increasingly subject to management’s judgment. See “Our risk management policies and procedures may not be effective, and the models we rely on may not be accurate or may be misinterpreted.”

Business generated through our relationships with our 10 largest partners represented 59% and 65%, respectively, of our Total net interest and non-interest income, or revenue, for the years ended December 31, 2021 and 2020, and a decrease in business from, or the loss of, any of these partners could cause a significant drop in our revenue.

We depend on a limited number of large partner relationships for a significant portion of our revenue. The business generated through our 10 largest partners represented approximately 59% and 65%, respectively, of our Total net interest and non-interest income during the years ended December 31, 2021 and 2020. Business generated through our relationship with Victoria’s Secret & Co. and its retail affiliates represented approximately 13% and 14% of our Total net interest and non-interest income during these same respective periods. A decrease in business from, or the loss of, any of our significant partners for any reason, including a decrease in pricing or activity, or a decision either to utilize another service provider or to no longer outsource some or all of the services we provide, could have a material adverse effect on our business. We previously announced the non-renewal of our contract with BJ’s Wholesale Club (BJ’s). For the year ended December 31, 2021, BJ’s branded co-brand accounts generated approximately 8% of our Total net interest and non-interest income. As of December 31, 2021, BJ’s branded co-brand accounts were responsible for approximately 11% of our Total credit card and other loans.

Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to fluctuations in that market than a more diversified company.

Our business is heavily concentrated in U.S. consumer credit. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including promotional financing). Our business concentration could have an adverse effect on our results of operations.

We expect growth to result, in part, from new and acquired credit card and other installment lending or BNPL programs whose credit card and other loans performance could result in increased portfolio losses and negatively impact our profitability.

We expect an important source of our growth to come from the acquisition of existing credit card programs and initiating credit card and other installment lending or BNPL programs with retailers and other merchants who either do not currently offer a private label or co-brand credit card or are initiating or transitioning from another installment lending or BNPL platform. Although we believe our pricing and models for determining credit risk are designed to evaluate the credit risk of existing programs and the credit risk we are willing to assume for acquired and start-up programs, we cannot be assured that the loss experience on acquired and start-up programs will be consistent with our more established programs. The failure to successfully underwrite these new or acquired credit card or installment lending programs may result in defaults greater than our expectations and could have a material adverse impact on us and our profitability. See “Our risk management policies and procedures may not be effective, and the models we rely on may not be accurate or may be misinterpreted.”

Increases in net charge-offs could have a negative impact on our net income and profitability.

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being charged-off as uncollectible. We rely principally on the borrower’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of borrowers to minimize delinquencies and losses. The models and approaches we use to manage our credit risk, including our automated proprietary scoring technology and verification procedures for new accountholders, establishing or adjusting their credit limits and applying our risk-based pricing, may not accurately predict future charge-offs for various reasons discussed elsewhere in these Risk Factors, including see “Our risk management policies and procedures may not be effective, and the models we rely on may not be accurate or may be misinterpreted” below. An increase in defaults or net charge-offs could result in a reduction in Net income. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our delinquency and net charge-off rates are affected by the credit risk of our Credit card and other loans and the average age of our various credit card account portfolios. Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. For 2021, our net charge-off rate was 4.6%, compared to 6.6% and 6.1% for 2020 and 2019, respectively. Delinquency rates were 3.9% of principal Credit card and other loans at December 31, 2021, compared to 4.4% and 5.8% at December 31, 2020 and 2019, respectively.

Our risk management policies and procedures may not be effective, and the models we rely on may not be accurate or may be misinterpreted.

Our risk management framework that seeks to identify and mitigate current or future risks and appropriately balance risk and return may not be comprehensive or fully effective. As regulations and competition continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

We rely extensively on models in managing many aspects of our business, including liquidity and capital planning (including stress testing), customer selection, credit and other risk management, pricing, reserving and collections management. The models may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately or in a timely manner). Our assumptions may be inaccurate for many reasons including that they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions and their impact on partner and customer behaviors) and they often involve complex interactions between a number of dependent and independent variables, factors and other assumptions. The errors or inaccuracies in our models may be material, and could lead us to make poor or sub-optimal decisions in managing our business, and this could have a material adverse effect on our business, results of operations and financial condition.

Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.

We are subject to the risk of fraudulent activity associated with retailers, partners, other merchant parties or third-party service providers handling consumer information. Our fraud-related operational losses were $71 million, $141 million and $195 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our products are susceptible to application fraud, because among other things, we provide immediate access to credit at the time of approval. In addition, digital sales on the internet and through mobile channels are becoming a larger part of our business and fraudulent activity is higher as a percentage of sales in those channels than in stores. The different financial products that we offer, including deposit products, are susceptible to different types of fraud, and, depending on our product mix and channel mix, we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally. The risk of fraud continues to increase for the financial services industry, and credit card and deposit fraud, identity theft and related crimes are likely to continue to be prevalent, with perpetrators increasingly sophisticated. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. High profile fraudulent activity could also negatively impact our brand and reputation, which could negatively impact the use of our services, leading to a material adverse effect on our results of operations. In addition, significant increases in fraudulent activity could lead to regulatory intervention, including, but not limited to, additional consumer notification requirements, increasing our costs and negatively impacting our operating results, net income and profitability.

The amount of our Allowance for credit losses could adversely affect our business and may prove to be insufficient to cover actual losses on our loans.

The Financial Accounting Standards Board’s accounting standard relating to Current Expected Credit Loss, or CECL, became effective for us on January 1, 2020 and requires us to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. In addition, for portfolios we may acquire when we enter into new partner program agreements, we are required to establish at acquisition an allowance for expected credit losses for the life of the acquired loan portfolio. Any subsequent deterioration in the performance of the purchased portfolios after acquisition results in incremental credit loss reserves. Growth in our loan portfolio generally would also lead to an increase in our Allowance for credit losses.

The process for establishing an allowance for credit losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions. The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our Credit card and other loans, as well as the prevailing economic conditions and forecasts utilized. For additional information regarding the adoption of CECL and its impact, see Note 4, “Allowance for Credit Losses,” to our Consolidated Financial Statements included as part of this Annual Report.

The CECL model may create more volatility in the level of our Allowance for credit losses. If we are required (as a result of any review, update, regulatory guidance or otherwise) to materially increase our level of Allowance for credit losses, such increase could adversely affect our business, financial condition, results of operations and opportunity to pursue new business. Moreover, we may underestimate our expected losses, and we cannot assure you that our credit loss reserves will be sufficient to cover actual losses.

We may not be successful in realizing the benefits associated with our acquisitions, dispositions and strategic investments, and our business and reputation could be materially adversely affected.

We have acquired a number of businesses, including Bread, and have made a number of strategic investments, and continue to evaluate potential transactions. There is no assurance that we will be able to successfully identify suitable candidates, value potential investment or acquisition opportunities accurately, negotiate acceptable terms for those opportunities, or complete proposed acquisitions and investments. If we are unable to identify attractive acquisition candidates or accretive new business opportunities, our growth could be limited.

Similarly, we may evaluate the potential disposition of, or elect to divest, assets or portfolios that no longer complement our long-term strategic objectives, as we did in November 2021, when we completed the spinoff of our LoyaltyOne segment. When a determination is made to divest assets or portfolios, we may encounter difficulty attaining buyers or effecting desired exit strategies in a timely manner or on acceptable terms and may be subject to market forces leading to a divestiture on less than optimal price or other terms.

In addition, there are numerous risks associated with acquisitions, dispositions and the implementation of new business opportunities, including, but not limited to:

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

For example, upon the disposition of Epsilon in July 2019, we agreed to indemnify Publicis Groupe S.A. for the matter included in Note 15, “Commitments and Contingencies,” to the Consolidated Financial Statements, which has resulted in a $150.0 million charge associated with Epsilon’s deferred prosecution agreement with the United States Department of Justice requiring two $75.0 million payments in January 2021 and January 2022, respectively.

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

The markets for our products and services are highly competitive, and we expect this competition to intensify. Our growth and continued profitability depend on continued acceptance or adoption of the products and services that we offer. We compete with a wide range of businesses, and some of our current competitors have longer operating histories, stronger brand names and greater financial, technical, marketing and other resources than we do. In seeking to acquire and retain business with brand partners, we compete with these competitors on the basis of a number of factors, including program financial and other terms, underwriting standards, marketing expertise, service levels, product and service offerings, technological capabilities and integration, brand and reputation. See “Our results of operations and growth depend on our ability to retain existing partners and attract new partners” below. Our partners may not continue to use the financial products and services, or loyalty programs, that we offer. Moreover, the consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards (including Visa and MasterCard, American Express and Discover Card), various forms of consumer installment loans and BNPL products, other private label card brands, prepaid cards, digital wallets and mobile payment solutions, and other tools that simplify and personalize shopping experiences for consumers and merchants. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. In addition, some of our competitors, including new and existing competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject. Non-bank providers of pay-over-time solutions, such as Affirm, Afterpay and others, extend consumer credit-like offerings but do not face the same restrictions as banks, such as capital requirements and other regulatory requirements, which also could place us at a competitive disadvantage. See “Item 1. Business—Competition” of this Form 10-K for further discussion of the competitive environment in the markets where we operate. Additionally, downturns in the economy or the performance of our retail or other partners, including the impact of the global COVID-19 pandemic, may result in a decrease in the demand for our products and services. Our ability to generate significant revenue from partners and consumers will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our programs to consumers. If we are not able to differentiate our products and services from those of our competitors, drive value for our partners and their customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market. Any decrease in the demand for our products and services for the reasons discussed above or any other reasons could have a material adverse effect on our growth, revenue and operating results.

Our results of operations and growth depend on our ability to retain existing partners and attract new partners.

Following the disposition of our Epsilon business and the spinoff of our LoyaltyOne segment, the majority of our revenue is generated from the credit products we provide to customers of our partners pursuant to program agreements that we enter into with our partners. As a result, our results of operations and growth depend on our ability to retain existing partners and attract new partners. Historically, there has been turnover in our partners, and we expect this will continue in the future. See also, “Business generated through our relationships with our 10 largest partners represented 59% and 65%, respectively, of our total net interest and non-interest income, or revenue, for the years ended December 31, 2021 and 2020, and a decrease in business from, or the loss of, any of these partners could cause a significant drop in our revenue.”

Program agreements with our retail and other brand partners typically are for multi-year terms. These program agreements generally permit our partner to terminate the agreement prior to its scheduled termination date for various reasons, including, in some cases, if we fail to meet certain service levels or change certain key cardholder terms or our credit criteria, we fail to achieve certain targets with respect to approvals of new customers as a result of the credit criteria we use, we elect not to increase the program size when the outstanding loans under the program reach certain thresholds or we are not adequately capitalized, or certain force majeure events or changes in our ownership occur or a material adverse change in our financial condition occurs.

There is significant competition for our existing partners, and our failure to retain our existing larger partner relationships upon the expiration of a contractual arrangement or our earlier loss of a relationship upon the exercise of a partner’s early termination rights, or the expiration or termination of a substantial number of smaller partner contracts or relationships, could have a material adverse effect on our results of operations (including growth rates) and financial condition to the extent we do not acquire new partners of similar size and profitability or otherwise grow our business. In addition, existing relationships may be renewed with less favorable terms to us in response to increased competition for such relationships. The competition for new partners is also significant, and our failure to attract new partners could adversely affect our ability to grow.

Our results depend, to a significant extent, on the active and effective promotion and support of our products by our brand partners.

Our partners generally accept most major credit cards and various other forms of payment; therefore our success depends on their active and effective promotion of our products to their customers. We depend on our partners to integrate the use of our credit products into their operations, including into their in-store and online shopping experiences and loyalty programs. We rely on our partners to train their sales and call center associates about our products and to have their associates encourage customers to apply for, and use, our products and otherwise effectively marketing our products. If our partners do not effectively promote and support our products, or if they make changes in their business models that negatively impact card usage, these actions could have a material adverse effect on our business and results of operations. Partners may also implement or fail to implement changes in their systems and technologies that may disrupt the integration between their systems and technologies and ours, which could disrupt the use of our products. In addition, if our partners engage in improper business practices, do not adhere to the terms of our program agreements or other contractual arrangements or standards, or otherwise diminish the value of our brand, we may suffer reputational damage and customers may be less likely to use our products, which could have a material adverse effect on our business and results of operations.

Our results are impacted, to a significant extent, by the financial performance of our partners.

Our ability to originate new credit card accounts, generate new loans, and earn interest and fees and other income is dependent, in part, upon sales of merchandise and services by our partners. The retail and other industries in which our partners operate are intensely competitive. Our partners’ sales may decrease or may not increase as we anticipate for various reasons, some of which are in the partners’ control and some of which are not. For example, partner sales may be adversely affected by the global COVID-19 pandemic or other macroeconomic conditions having a national, regional or more local effect on consumer spending, business conditions affecting the general retail environment or a particular partner or industry, or natural disasters or other catastrophes affecting broad or more discrete geographic areas. If our partners’ sales decline for any reason, it generally results in lower credit sales, and therefore lower loan volume and associated interest and fees and other income for us from their customers. In addition, if a partner closes some or all of its stores or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), its customers who have used our financing products may have less incentive to pay their outstanding balances to us, which could result in higher charge-off rates than anticipated and our costs for servicing its customers’ accounts may increase. This risk is particularly acute with respect to our largest partners that account for a significant amount of our interest and fees on loans. See “Business generated through our relationships with our 10 largest partners represented 59% and 65%, respectively, of our Total net interest and non-interest income, or revenue, for the years ended December 31, 2021 and 2020, and a decrease in business from, or the loss of, any of these partners could cause a significant drop in our revenue.” Moreover, if the financial condition of a partner deteriorates significantly or a partner becomes subject to a bankruptcy proceeding, we may not be able to recover for customer returns, customer payments made in partner stores or other amounts due to us from the partner. A decrease in sales by our partners for any reason or a bankruptcy proceeding involving any of them could have a material adverse impact on our business and results of operations.

We may not be successful in our efforts to promote usage of our proprietary cards, or to effectively control the costs associated with such promotion, both of which may materially impact our profitability.

We have been investing in promoting the usage of our proprietary cards, but there can be no assurance that our investments to acquire cardholders, provide differentiated features and services and increase usage of our proprietary cards will be effective, particularly with increasing competition from other card issuers and fintechs as well as changing consumer and business behaviors as a result of the global COVID-19 pandemic. In addition, if we develop new products or offers that attract customers looking for short-term incentives rather than incentivize long-term loyalty, cardholder attrition and costs could increase. Moreover, we may not be able to cost-effectively manage and expand cardholder benefits, including containing the growth of marketing, promotion, rewards and cardholder services expenses in the future.

Reductions in interchange fees may reduce the competitive advantages our private label credit card products currently have by virtue of not charging interchange fees and would reduce our income from those fees.

Interchange is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which are paid to credit card issuers to compensate them for the risk they bear in lending money to customers. We earn interchange fees on co-brand and general purpose credit card transactions but we typically do not charge or earn interchange fees from our partners or customers on our private label credit card products.

Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. Several recent events and actions indicate a continuing increase in focus on interchange by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our co-brand and general purpose credit cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.

We may not be able to retain and/or attract and hire a highly qualified and diverse workforce, or maintain our corporate culture, which could impact our ability to grow effectively.

Our performance largely depends on the talents and efforts of our employees, particularly our key personnel and senior management. We may be unable to retain or to attract highly qualified employees. The market for key personnel is highly competitive, particularly in technology and other skill areas significant to our business. Moreover, as a result of the global COVID-19 pandemic, a significant portion of our workforce is working in a mostly remote environment. This remote environment may continue after the pandemic due to potential resulting trends, and could impact the quality of our corporate culture. Failure to attract, hire, develop, motivate and retain highly qualified and diverse employee talent, or to maintain a corporate culture that fosters innovation, creativity and teamwork could harm our overall business and results of operations. We rely on key personnel to lead with integrity and decency. To the extent our leaders behave in a manner that is not consistent with our values, we could experience significant impact to our brand and reputation, as well as to our corporate culture.

Damage to our reputation could damage our business.

In recent years, financial services companies have experienced increased reputational risk as consumers protest and regulators scrutinize business and compliance practices of such companies. Maintaining a positive reputation is critical to attracting and retaining partners, customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct; a breach of our or our service providers’ cybersecurity defenses; litigation or regulatory outcomes; failing to deliver minimum standards of service and quality; compliance failures; and the activities of customers, business partners and counterparties. Social media also can cause harm to our reputation. By its very nature, social media can reach a wide audience in a very short amount of time, which presents unique challenges for corporate communications. Negative or otherwise undesirable publicity generated through unexpected social media coverage can damage our reputation and brand. Negative publicity regarding us, whether or not true, may result in customer attrition and other harm to our business prospects. There has also been increased focus on topics related to environmental, social and corporate governance policies, and criticism of our policies in these areas could also harm our reputation and/or potentially limit our access to some forms of capital or liquidity.

Liquidity, Market and Credit Risks

Adverse financial market conditions or our inability to effectively manage our funding and liquidity risk could have a material adverse effect on our business, liquidity and ability to meet our debt service requirements and other obligations.

We need to effectively manage our funding and liquidity in order to meet our cash requirements such as day-to-day operating expenses, extensions of credit to our customers, investments to grow our business, payments of principal and interest on our borrowings and payments on our other obligations. Our primary sources of funding and liquidity are collections from our customers, deposits, funds from securitized financings and proceeds from unsecured borrowings, including our credit facility and outstanding notes. If we do not have sufficient liquidity, we may not be able to meet our debt service requirements and other obligations, particularly during a liquidity stress event. If we maintain or are required to maintain too much liquidity, it could be costly and reduce our financial flexibility.

We will need additional financing in the future to refinance any existing debt and finance growth of our business. The availability of additional financing will depend on a variety of factors such as financial market conditions generally, including the availability of credit to the financial services industry, consumers’ willingness to place money on deposit with us, our performance and credit ratings and the performance of our securitized portfolios. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the uncertainty and volatility experienced in the capital and credit markets during periods of financial stress and other economic and political conditions in the global markets and concerning the level of U.S. government debt and fiscal measures that may be taken over the longer term to address these matters, may limit our ability to obtain additional financing or refinance maturing liabilities on desired terms (including funding costs) in a timely manner or at all. As a result, we may be forced to delay obtaining funding or be forced to issue or raise funding on undesirable terms, which could significantly reduce our financial flexibility and cause us to contract or not grow our business, all of which could have a material adverse effect on our results of operations and financial conditions.

While financial market conditions are generally stable at the present time, there can be no assurance that significant disruptions, uncertainties and volatility will not occur in the future. If we are unable to continue to finance our business, access capital markets and attract deposits on favorable terms and in a timely manner, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our results of operations and financial condition may be materially adversely affected.

If we are unable to securitize our credit card loans due to changes in the market or other circumstances or events, we may not be able to fund new credit card loans, which would have a material adverse effect on our operations and profitability.

We use the securitization of credit card loans, which involves the transfer of credit card loans to a trust, and the issuance by the trust of notes to third-party investors collateralized by the beneficial interest in the transferred credit card loans, as a significant source of funding. A number of factors affect our ability to fund our credit card and other loans in the securitization market, some of which are beyond our control, including:

●	conditions in the securities markets in general and the asset-backed securitization market in particular;
●	availability of loans for securitization;
●	conformity in the quality of our credit card loans to rating agency requirements and changes in that quality or those requirements;
●	costs of securitizing our credit card loans;
●	ability to fund required overcollateralizations or credit enhancements, which are routinely utilized in order to achieve better credit ratings to lower borrowing cost; and
●	the legal, regulatory, accounting or tax rules affecting securitization transactions and asset-backed securities, generally.

Moreover, as a result of Basel III, which refers generally to a set of regulatory reforms adopted in the U.S. and internationally that are meant to address issues that arose in the banking sector during the 2008-2010 financial crisis, banks have become subject to more stringent capital, liquidity and leverage requirements. In response to Basel III, certain lenders of private placement commitments within our securitization trusts have sought and obtained amendments to their respective transaction documents permitting them to delay disbursement of funding increases by up to 35 days. Although funding may be requested from other lenders who have not delayed their funding, access to financing could be disrupted if all of the lenders implement such delays or if the lending capacities of those who did not do so were insufficient to make up the shortfall. In addition, excess spread may be affected if the issuing entity’s borrowing costs increase as a result of Basel III. Such cost increases may result, for example, because the investors are entitled to indemnification for increased costs resulting from such regulatory changes.

The inability to securitize credit card loans due to changes in the market, regulatory proposals, the unavailability of credit enhancements, or any other circumstance or event would have a material adverse effect on our operations, cost of funds and overall financial condition.

The occurrence of events that result in the early amortization of our existing credit card securitization transactions or an inability to delay the accumulation of principal collections for our existing credit card securitization transactions would materially adversely affect our liquidity.

Our liquidity and cost of funds would be materially adversely affected by the occurrence of events that could result in the early amortization of our existing credit card securitization transactions. Early amortization events may occur as a result of certain adverse events specified for each asset-backed securitization transaction, including, among others, deteriorating asset performance or material servicing defaults. In addition, certain series of funding securities issued by our securitization trusts are subject to early amortization based on triggers relating to the bankruptcy of one or more retailers or other partners. Deteriorating economic conditions and increased competition in the retail industry, among other factors, may lead to an increase in bankruptcies among retailers who have entered into credit card programs with us. The bankruptcy of one or more retailers or other partners could lead to a decline in the amount of new loans and could lead to increased delinquencies and defaults on the associated loans. Any of these effects of a partner bankruptcy could result in the commencement of an early amortization for one or more series of such funding securities, particularly if such an event were to occur with respect to a retailer or other partner relating to a large percentage of such securitization trust’s assets. The occurrence of an early amortization event may significantly limit our ability to securitize additional loans and materially adversely affect our liquidity.

Lower payment rates on our securitized credit card loans could materially adversely affect our liquidity and financial condition.

Certain collections from our securitized credit card loans come back to us through our subsidiaries, and we use these collections to fund our purchase of newly originated loans to collateralize our securitized financings. If payment rates on our securitized credit card loans are lower than they have historically been, fewer collections will be remitted to us on an ongoing basis. Further, certain series of our asset-backed securities include a requirement that we accumulate principal collections in a restricted account for a specified number of months prior to the applicable security’s maturity date. We are required under the program documents to lengthen this accumulation period to the extent we expect the payment rates to be low enough that the current length of the accumulation period is inadequate to fully fund the restricted account by the applicable security’s maturity date. Lower payment rates, and in particular, payment rates that are low enough that we are required to lengthen our accumulation periods, could materially adversely affect our liquidity and financial condition.

Inability to grow our deposits in the future could have a material adverse effect on our liquidity, ability to grow our business and profitability.

A significant source of our funds is customer deposits, primarily in the form of certificates of deposit and other savings products. We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. Our funding strategy includes continued growth of our liquidity through deposits. The deposit business continues to experience intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to attract and maintain retail deposits remains highly dependent on the strength of our Banks, the reputability of our business practices and our financial health. Adverse perceptions regarding our lending practices, regulatory compliance, protection of customer information or sales and marketing practices, or actions taken by regulators or others with respect to our Banks, could impede our competitive position in the deposits market.

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

The FDIA prohibits an insured bank from offering interest rates on any deposits that significantly exceed rates in its prevailing market, unless it is “well capitalized.” A bank that is less than “well capitalized” may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2021, each of our Banks met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that our Banks will continue to meet those requirements. Any limitation on the interest rates our Banks can pay on deposits may competitively disadvantage us in attracting and retaining deposits, resulting in a material adverse effect on our business.

The FDIA also prohibits an insured bank from accepting brokered deposits, unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. Limitations on our Banks’ ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our liquidity, funding costs and profitability. In December 2020, the FDIC updated its regulations that implement Section 29 of the FDIA to establish a new framework for analyzing whether certain deposit arrangements qualify as brokered deposits. The new brokered deposit rule establishes bright-line standards for determining whether an entity meets the statutory definition of “deposit broker,” and a consistent process for application of the primary purpose exception. At December 31, 2021, each of our Banks met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. Also, all deposits on the Consolidated Balance Sheets of our Banks categorized as non-brokered under the updated regulations mentioned above comply with all application requirements of said regulations. Any limitation on the ability of our Banks to participate in the gathering of brokered deposits may competitively disadvantage us in meeting our funding goals and result in a material adverse effect on our business.

At December 31, 2021, we had $11.0 billion in deposits, with approximately $5.6 billion in non-maturity savings deposits and approximately $5.4 billion in certificates of deposit.

Our level of indebtedness could materially adversely affect our ability to generate sufficient cash to repay our outstanding debt, our ability to react to changes in our business and our incurrence of additional indebtedness to fund future needs could exacerbate these risks.

Our level of indebtedness requires a high level of interest and principal payments. Subject to the limits contained in our credit agreement, the indentures governing our senior notes and our other debt instruments, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our level of indebtedness, combined with our other financial obligations and contractual commitments, could:

●	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under our credit agreement, the indentures governing our senior notes and the agreements governing our other indebtedness;
●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions or other new business and other corporate purposes;
●	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage or require us to dispose of assets to raise funds if needed for working capital or to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
●	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other new business and other corporate purposes;
●	delay or abandon investments and capital expenditures;
●	cause any refinancing of our indebtedness to be at higher interest rates and require us to comply with more onerous covenants, which could further restrict our business operations; and
●	prevent us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of certain changes of control.

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

As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional indebtedness to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future. If we fail to comply with such covenants, we may not be able to obtain waivers of non-compliance from the lenders and/or amend the covenants so that we are in compliance therewith.

Changes in market interest rates could negatively affect our profitability.

Changes in market interest rates cause our finance charges, net and our interest expense, net to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. We fund credit card and other loans with a combination of fixed rate and floating rate funding sources that include deposits and asset-backed securities. We also have unsecured term debt that is subject to variable interest rates.

The interest rate benchmark for most of our floating rate assets is the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the London interbank offered rate (LIBOR) or the federal funds rate. See “The discontinuance of LIBOR may negatively impact our access to funding and the value of our financial instruments and commercial agreements” below. The prime rate and LIBOR or the federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and policies of various governmental and regulatory agencies, in particular, the U.S. Federal Reserve. Changes in monetary policy, including changes in interest rate controls being applied by the U.S. Federal Reserve, which has already indicated plans for multiple interest rate increases in 2022, could influence the amount of interest we receive on our credit card and other loans and the amount of interest we pay on deposits and borrowings.

If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on our credit card and other loans, our profitability would be adversely affected. Conversely, our profitability could also be adversely affected if the interest we receive on our credit card and other loans falls more quickly than the interest we pay on deposits and other borrowings.

The discontinuance of LIBOR may negatively impact our access to funding and the value of our financial instruments and commercial agreements.

Central banks and global regulators have called for financial market participants to prepare for the discontinuance of LIBOR and the establishment of alternative reference rates. Certain of our financial instruments and commercial agreements reference LIBOR, which will need to be amended or otherwise modified to replace LIBOR with an alternative reference rate. Most of those instruments and agreements contain provisions to replace LIBOR as the benchmark following the occurrence of specified transition events. To facilitate an orderly transition away from LIBOR, we have established an enterprise-wide initiative to assess and implement necessary changes to our contracts, systems, processes, documentation, and models. These changes may introduce operational challenges and have a negative impact on our interest expense and profitability

Alternative reference rates are calculated using components different from those used in the calculation of LIBOR and may fluctuate differently than, and not be representative of, LIBOR. In order to compensate for these differences, certain of our financial instruments and commercial agreements allow for a benchmark replacement adjustment. However, there is no assurance that any benchmark replacement adjustment will be sufficient to produce the economic equivalent of LIBOR, either at the benchmark replacement date or over the life of such instruments and agreements.

Uncertainty as to the nature and timing of the potential discontinuance or modification of LIBOR, the replacement of LIBOR with one or more alternative reference rates or other reforms may negatively impact market liquidity, our access to funding and the trading market for our financial instruments. Furthermore, the timing of implementation and use of alternative reference rates and corresponding adjustments or other reforms could be subject to disputes, could cause the financial obligations related to our outstanding financial instruments and commercial agreements to be materially different than expected and may impact the value of such instruments and agreements.

Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.

As of February 18, 2022, we had an aggregate of 146,873,346 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 3,934,553 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 749,265 shares have been issued and 1,166,516 shares are issuable upon vesting of restricted stock awards and restricted stock units. We have reserved for issuance 1,500,000 shares of our common stock, 290,897 of which remain issuable, under our 401(k) and Retirement Savings Plan as of December 31, 2021. In addition, we may issue shares of our common stock in connection with acquisitions. For example, on December 3, 2020, we issued 1,903,868 shares of our common stock in a private placement completed with our acquisition of Lon Inc. Sales or issuances of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.

The market price and trading volume of our common stock may be volatile and our stock price could decline.

The trading price of shares of our common stock has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price of our common stock may be affected by a number of factors, including our operating results, changes in our earnings estimates, additions or departures of key personnel, our financial condition, legislative and regulatory changes, general conditions in the industries in which we operate, general economic conditions, and general conditions in the securities markets. In addition, until the market has fully evaluated our business without Loyalty Ventures, the price at which our common stock trades may fluctuate significantly. Other risks described in this Annual Report could also materially and adversely affect our share price.

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

We are a holding company and depend on payments from our subsidiaries.

Alliance Data Systems Corporation, our parent holding company, depends on dividends, distributions and other payments from subsidiaries, particularly our Banks, to fund dividend payments, any potential share repurchases, payment obligations, including debt obligations, and to provide funding and capital as needed to our other operating subsidiaries. Banking laws and regulations and our banking regulators may limit or prohibit our transfer of funds freely, either to or from our subsidiaries, at any time. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations or otherwise achieve strategic objectives. For more information, see “Business — Supervision and Regulation.”

Legal, Regulatory and Compliance Risks

Our business is subject to comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition.

We, primarily through our Banks and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are intended to protect consumers, depositors’ funds, the DIF, and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies (including as a result of leadership changes at the federal banking agencies resulting from the 2020 election), could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit what we may charge for certain banking services, among other things.

We expect that the current presidential administration will continue to implement a regulatory reform agenda that is significantly different than that of the previous administration. This reform agenda could include a heightened focus on consumer protection, fair lending, heightened scrutiny on Bank Secrecy Act and AML requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. It is uncertain whether and to what extent the current administration will increase the regulatory burden on banks, and changes in existing regulations and their enforcement may require modification to the Banks’ existing regulatory compliance and risk management infrastructure.

Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

See “Business — Supervision and Regulation” for more information about certain laws and regulations to which we are subject and their impact on us.

Litigation and regulatory actions could subject us to significant fines, penalties, judgments and/or requirements resulting in significantly increased expenses, damage to our reputation and/or a material adverse effect on our business.

Businesses in the financial services and payments industries have historically been, and continue to be, subject to significant legal actions, including class action lawsuits. Many of these actions have included claims for substantial compensatory or punitive damages. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future, including as a result of regulation that would require that our consumer arbitration clause not apply to cases filed in court as class actions, and claims of the type we previously arbitrated could be subject to the complexities, risks and costs associated with class action cases. The continued focus of merchants on issues relating to the acceptance of various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation.

We have been subject to regulatory actions and may continue to be subject to such actions, including governmental inquiries, investigations and enforcement proceedings, in the event of noncompliance or alleged noncompliance with laws or regulations. External publicity concerning investigations, including those that are narrow in scope, can increase their scope and scale and lead to further regulatory inquiries.

We expect that regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations that could adversely affect our business. In addition, a violation of law or regulation by another financial institution could give rise to an investigation by regulators and other governmental agencies of the same or similar practices by us. Further, a single event may give rise to numerous and overlapping investigations and proceedings. Regulatory action could subject us to significant fines, penalties or other requirements resulting in cardholder reimbursements, increased expenses, limitations or conditions on our business activities, and damage to our reputation and our brand, all of which could adversely affect our results of operations and financial condition.

Governmental authorities have adopted or proposed measures to provide economic assistance to individual households and businesses, stabilize markets and support economic growth in response to the COVID-19 pandemic. The future success of these measures is unknown and they may not be sufficient to mitigate the negative impact of the pandemic. Additionally, some measures, such as a suspension of loan payments and encouragement of forbearances, has had, and may continue to have, a negative impact on our business, results of operations and financial condition. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions, such as a renewed focus on fair lending laws, and actions governmental authorities take in response to those conditions.

In addition to litigation and regulatory matters, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted cardholders. These self-identified issues and voluntary remediation payments could be significant depending on the issue and the number of cardholders impacted. They also could generate litigation or regulatory investigations that subject us to additional adverse effects on our business, results of operations and financial condition.

Our Banks are subject to extensive federal and state regulation that may restrict their ability to make cash available to us and may require us to make capital contributions to them.

Federal and state laws and regulations extensively regulate the operations of our Banks, including to limit the ability of the Banks to pay dividends to us. Many of these laws and regulations are intended to maintain the safety and soundness of our Banks, and they impose significant restraints on them to which other non-regulated entities are not subject.

Our Banks must maintain minimum amounts of regulatory capital. If the Banks do not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. To pay any dividend, the Banks must each maintain adequate capital above regulatory guidelines. Accordingly, neither Comenity Bank nor Comenity Capital Bank may be able to make any of its cash or other assets available to us, including to service our indebtedness. If either of our Banks were to fail to meet any of the capital requirements to which it is subject, we may be required to provide them with additional capital, which could also impair our ability to service our indebtedness.

In addition, under the “source of strength” requirement, we are required to serve as a source of financial strength to our Banks and may not conduct our operations in an unsafe or unsound manner. Under these requirements, in the future, we could be required to provide financial assistance to our Banks if the Banks experience financial distress. This support may be required at times when we might otherwise determine not to provide it or when doing so is not otherwise in tour interests or the interests of our shareholders or creditors.

If legislative attempts to amend the Bank Holding Company Act to eliminate the exclusion of credit card banks or industrial loan companies from the definition of “bank” are successful, we may become a bank holding company.

The Dodd-Frank Act mandates multiple studies, which could result in future legislative or regulatory action. In particular, the Government Accountability Office issued its study on whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system of the United States, to eliminate the exemptions to the definition of “bank” under the Bank Holding Company Act for certain institutions including limited purpose credit card banks and industrial loan companies. The study did not recommend the elimination of these exemptions. However, legislation is periodically introduced that would eliminate this exception for industrial loan companies and other “nonbank banks”. If such legislation were enacted without any grandfathering of or accommodations for existing institutions, we could be required to become a bank holding company.

As a bank holding company, we and our nonbank subsidiaries would be subject to supervision, regulation and examination by the Federal Reserve Board. We would be required to provide annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHC Act, and applicable regulations. In addition, we would be subject to consolidated regulatory capital requirements.

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, a bank holding company may only engage in, or own companies that engage in, activities deemed by the Federal Reserve Board to be permissible for bank holding companies or financial holding companies. Activities permissible for bank holding companies are those that are so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. Permissible activities for financial holding companies include those "so closely related to banking as to be a proper incident thereto" as well as certain additional activities deemed "financial in nature or incidental to such financial activity" or complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of the depository institution or the financial system. If we were required to become a bank holding company, we may be required to modify or discontinue certain of our business activities, which may materially adversely affect our results of operations.

Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.

We are generally unable to control the amount of premiums that are required to be paid for FDIC insurance. If there are bank or financial institution failures, we may be required to pay significantly higher premiums than the levels currently imposed or additional special assessments or taxes that could adversely affect earnings. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause us material financial loss.

The Bank Secrecy Act and the PATRIOT Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the PATRIOT Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of partners, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. FinCEN, a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and IRS.

Regulation in the areas of privacy, data protection, data governance, account access and information and cyber security could increase our costs and affect or limit our business opportunities and how we collect and/or use personal information.

Legislators and regulators in the United States and other countries are increasingly adopting or revising privacy, data protection, data governance, account access and information and cyber security laws, including data localization, authentication and notification laws. As such laws are interpreted and applied (in some cases, with significant differences or conflicting requirements across jurisdictions), compliance and technology costs will continue to increase, particularly in the context of ensuring that adequate data governance, data protection, data transfer and account access mechanisms are in place.

Compliance with current or future privacy, data protection, data governance, account access and information and cyber security laws could significantly impact our collection, use, sharing, retention and safeguarding of consumer and/or colleague information and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability. Our failure to comply with such laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information and cyber security in the United States, the EU and various other countries.

For more information on regulatory and legislative activity in this area, see “Privacy and Data Protection Regulation” above.

We may not be able to effectively manage the operational and compliance risks to which we are exposed.

Operational risk is the risk arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. Operational losses result from internal fraud; external fraud; inadequate or inappropriate employment practices and workplace safety; failure to meet professional obligations involving partners, products, and business practices; damage to physical assets; business disruption and systems failures; and/or failures in execution, delivery, and process management. As processes or organizations are changed, or new products and services are introduced, we may not fully appreciate or identify new operational risks that may arise from such changes. Through human error, fraud or malfeasance, conduct risk can result in harm to customers, broader markets and the company and its employees.

Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. We need to continually update and enhance our control environment to address operational and compliance risks. Operational and compliance failures or deficiencies in our control environment can expose us to reputational and legal risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.

Our failure to protect our intellectual property rights and use of open source software may harm our competitive position, and litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly, any of which could negatively impact our business, results of operations and profitability.

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

We have international operations that subject us to various international risks as well as increased compliance and regulatory risks and costs.

We have international operations, primarily in India, and some of our third-party service providers provide services to us from other countries, all of which subject us to a number of international risks, including, among other things, sovereign volatility and socio-political instability. Any future political or social instability in the countries in which we operate could have a material adverse effect on our business operations. U.S. regulations also govern various aspects of the international activities of domestic corporations and increase our compliance and regulatory risks and costs. Any failure on our part or the part of our service providers to comply with applicable U.S. regulations, as well as the regulations in the countries and markets in which we or they operate, could result in fines, penalties, injunctions or other similar restrictions, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Cybersecurity, Technology and Vendor Risks

We rely on third party vendors to provide products and services and are transitioning additional services to strategic outsourcing partners. Our business operations, reputation and profitability could be adversely impacted if our vendors fail to fulfill their obligations.

The failure of our suppliers to deliver products and services at contracted service levels or standards or in sufficient quantities and in a timely manner could adversely affect our business. These impacts arise from and include, but are not limited to, closures or restricted operating conditions and supply chain disruptions resulting from the current impacts of the global COVID-19 pandemic. If our significant vendors were unable or unwilling to fulfill or renew our existing contracts on current terms, we might not be able to replace the related product or service at the same cost, in a timely fashion, or at all, any of which could negatively impact our profitability. In addition, if a third party vendor fails to meet contractual requirements, such as compliance with applicable laws and regulations, our business operations could suffer economic or reputational harm that could have a material adverse impact on our business and results of operations.

Further, we are in the process of transitioning our credit card processing to strategic outsourcing partners with targeted completion in 2022, and we have also recently completed outsourcing certain print and mail and remittance processing functions. Transitioning these services from our legacy platforms to strategic partners with established systems and functionality presents significant risks, including, but not limited to, potential losses or corruption of data, changes in security processes, implementation delays and cost overruns, resistance from current partners and account holders, disruption to operations, loss of customization or functionality, reliability issues with legacy systems prior to cutover and incurrence of outsized consulting costs to complete the transition. In addition, the pursuit of multiple new product integrations and outsourcing transitions simultaneously could increase the complexity and risk, as well as magnify the unintended consequences, including an inability to retain or replace key personnel during the transition as well as the incurrence of unexpected expenses as we adopt new processes for managing these service providers and establish controls and procedures to ensure regulatory compliance. Any transition or implementation delays, errors or difficulties may result in operational challenges, security failures, increased costs or reputational harm, any of which could materially adversely impact our profitability.

Failure to safeguard our data and consumer privacy could affect our reputation among our partners and their customers, and may expose us to legal claims.

Although we have extensive physical and cyber security controls and associated procedures, our data has in the past been and in the future may be subject to unauthorized access. In such instances of unauthorized access, we may have data loss that could harm our loan holders. This in turn could lead to reputational risk as concerns with security and privacy of data may result in consumers not wanting to participate in our product offerings. Information security risks for large financial institutions have increased with the adoption of new technologies, including those used on mobile devices, to conduct financial and other business transactions, and the increased sophistication and activity level of threat actors. The use of our products and services could decline if any compromise of physical or cyber security occurred. In addition, any unauthorized release of customer information or any public perception that we released consumer information without authorization, could subject us to legal claims from our partners or their customers, consumers or regulatory enforcement actions, which may adversely affect our partner relationships. We cannot be certain that our cybersecurity insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.

Business interruptions, including loss of data center capacity, interruption due to cyber-attacks, loss of network connectivity or inability to utilize proprietary software of third party vendors, could affect our ability to timely meet the needs of our partners and customers and harm our business.

Our ability, and that of our third-party service providers, to protect our data centers and other facilities and systems against damage, loss or performance degradation from power loss, network failure, cyber-attacks, including ransomware or denial of service attacks, insider threats, hardware and software defects or malfunctions, human error, computer viruses or other malware, public health crises, disruptions in telecommunications services, fraud, fires and other disasters and other events is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large amounts of data as well as periodically expand and upgrade our technology capabilities. Any damage to our data centers or other facilities and systems, or those of our third-party service providers, any failure of our network links that interrupts our operations or any impairment of our ability to use our software or the proprietary software of third party vendors, including impairments due to cyber-attacks, could adversely affect our ability to meet our partners’ needs and their confidence in utilizing us for future services. In addition, any failure to successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies in a timely manner could have an adverse impact on our business if we are not able to be competitive with other financial services companies, and could also adversely impact our internal controls (including internal controls over financial reporting), results of operations, and financial condition.

If we are not able to invest successfully in, and compete at the leading edge of, technological developments across all our businesses, our revenue and profitability could be materially adversely affected.

Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in technology across all areas of our business, including in access management, vulnerability management, transaction processing, data management and analytics, machine learning and artificial intelligence, customer interactions and communications, alternative payment and financing mechanisms, authentication technologies and digital identification, tokenization, real-time settlement, and risk management and compliance systems. Incorporating new technologies into our products and services, including developing the appropriate governance and controls consistent with regulatory expectations, requires substantial expenditures and takes considerable time, and ultimately may not be successful. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, our existing technology.

The process of developing new products and services, enhancing existing products and services and adapting to technological changes and evolving industry standards is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly impede our ability to compete effectively. Consumer and merchant adoption is a key competitive factor and our competitors may develop products, platforms or technologies that become more widely adopted than ours. In addition, we may underestimate the time and expense we must invest in new products and services before they generate significant revenues, if at all. Our use of artificial intelligence and machine learning is subject to risks related to flaws in our algorithms and datasets that may be insufficient or contain biased information. These deficiencies could undermine the decisions based on impact to data quality, predictions or analysis such technologies produce, subjecting us to competitive harm, legal liability, and brand or reputational harm.

Our ability to develop, acquire or access competitive technologies or business processes on acceptable terms may also be limited by intellectual property rights that third parties, including those that current and potential competitors, may assert. In addition, our ability to adopt new technologies may be inhibited by the emergence of industry-wide standards, a changing legislative and regulatory environment, an inability to develop appropriate governance and controls, a lack of internal product and engineering expertise, resistance to change from partners or consumers, lack of appropriate change management processes or the complexity of our systems.

Risks Related to the LoyaltyOne Spinoff

We may be unable to achieve some or all of the benefits we expect to achieve from the spinoff.

In November 2021, we completed the spinoff of our LoyaltyOne segment, consisting of its Canadian AIR MILES® Reward Program and Netherlands-based BrandLoyalty businesses, into an independent, publicly traded company, Loyalty Ventures Inc. Although we believe that the spinoff will enhance our long-term value, we may not be able to achieve some or all of the anticipated benefits from the separation of our businesses, and the spinoff may adversely affect our business. Separating the businesses resulted in two independent, publicly traded companies, each of which is now a smaller, less diversified and more narrowly focused business than before the spinoff, which makes us more vulnerable to changing market and economic conditions. Additionally, a potential loss of synergies from separating the businesses could negatively impact the balance sheet, profit margins or earnings of both businesses and the combined value of the common stock of the two publicly traded companies may not be equal to or greater than the value of Alliance Data’s common stock had the spinoff not occurred. We currently hold 19% of the outstanding shares of common stock of Loyalty Ventures Inc., and the value of these shares is dependent upon the current and future performance of Loyalty Ventures Inc. We cannot guarantee that Loyalty Ventures Inc. will be successful as a standalone company, and Loyalty Ventures Inc.’s performance remains subject to various risks and uncertainties, including those related to the ongoing COVID-19 pandemic and the other risks described in Loyalty Ventures Inc.’s filings with the SEC, including its registration statement on Form 10 filed with the SEC in connection with the spinoff. Most recently, for example, Loyalty Ventures Inc. noted in its quarterly earnings release for the quarter ended December 31, 2021 that, based on its preliminary results, it was recognizing a non-cash, goodwill impairment charge of $50 million in connection with the ongoing impact of COVID-19. Any such current or future impairment charges or other results or circumstances that adversely impact Loyalty Ventures Inc. will in turn adversely impact the value of our ownership position in Loyalty Ventures Inc. While we intend to divest this position in a tax-efficient manner (i.e., in a debt-for-equity exchange within one year of the completion of the spinoff), there is no assurance that we will be able to do so in a tax-efficient manner or at a price that is attractive to us. If we fail to achieve some or all of the benefits that we expect to achieve as a result of the spinoff, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.

The LoyaltyOne spinoff could result in substantial tax liability to us and our stockholders.

We received an opinion from our tax advisor confirming that the spinoff of our LoyaltyOne segment qualifies as tax-free for U.S. federal income tax purposes for us and our stockholders (except for cash received in lieu of fractional shares), and we also received a private letter ruling, or PLR, from the Internal Revenue Service to this effect.  However, if the factual assumptions or representations made by us in connection with the delivery of the opinion or the PLR are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we may not be able to rely on the same. Furthermore, the opinion from our tax advisor is not binding on the IRS or the courts. If, notwithstanding receipt of the opinion from our tax advisor and the PLR, the spinoff transaction and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spinoff transaction is taxable, each holder of our common stock who received shares of Loyalty Ventures Inc. in connection with the spinoff would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

Even if the spinoff otherwise qualifies as a tax-free transaction, the distribution would be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of Loyalty Ventures Inc. are deemed to be part of a plan or series of related transactions that included the spinoff. In this event, the resulting tax liability could be substantial. In connection with the spinoff, we entered into a tax matters agreement with Loyalty Ventures Inc., pursuant to which Loyalty Ventures Inc. agreed to not enter into any transaction that could cause any portion of the spinoff to be taxable to us without our consent and to indemnify us for any tax liability resulting from any such transaction. In addition, these potential tax liabilities may discourage, delay or prevent a change of control of us.

A director who serves on our Board of Directors also serves as a director of Loyalty Ventures Inc., and ownership of shares of common stock of Loyalty Ventures Inc. by our directors and executive officers may create, or appear to create, conflicts of interest.

A director who serves on our Board of Directors also currently serves on the Board of Directors of Loyalty Ventures Inc. This may create, or appear to create, conflicts of interest when our or Loyalty Ventures Inc.’s management and directors face decisions that could have different implications for us and Loyalty Ventures Inc., including the resolution of any dispute regarding the terms of the agreements governing the spinoff and our relationship with Loyalty Ventures Inc. or any other commercial agreements entered into in the future between us and Loyalty Ventures Inc.

Some of our executive officers and non-employee directors currently own shares of the common stock of Loyalty Ventures Inc. The continued ownership of such common stock by our directors and executive officers may create, or may appear to create, a conflict of interest when these directors and executive officers are faced with decisions that could have different implications for us and Loyalty Ventures Inc.

RISK MANAGEMENT

Our Enterprise Risk Management (ERM) program is designed to ensure that all significant risks are identified, measured, monitored and addressed. Our ERM program defines our risk appetite, governance, culture and reporting. We manage enterprise risk using our Board-approved Enterprise Risk Management Framework, which includes board-level oversight, several risk management committees, and a dedicated risk management team led by our Chief Risk Officer (CRO). Our Board and management manage the level of risk the organization is willing to accept in pursuit of its objectives through well-defined risk appetite statements. We utilize the "three lines of defense" risk management model to assign roles, responsibilities and accountabilities in the organization for taking and managing risk.

Governance and Accountability

Board and Board Committees

Our Board of Directors, as a whole and through its committees, maintains responsibilities for the oversight of risk management, including monitoring the “tone at the top,” and our risk culture and overseeing emerging and strategic risks. While our Board’s Risk Committee has primary responsibility for oversight of enterprise risk management, the Audit, Compensation & Human Capital and Nominating & Corporate Governance Committees also oversee risks within their respective areas of responsibilities. Each of these Board committees consists entirely of independent directors and provides regular reports to the full Board regarding matters reviewed at their Committee meetings.

Risk Management Roles and Responsibilities

In addition to our Board and Board Committees, responsibility for risk management also flows to other individuals and entities throughout the Company, including various management committees and senior management. As defined in our ERM Framework, we utilize the “three lines of defense” risk management model.

The “first line of defense” is comprised of the business areas that engage in activities that generate revenue or provide operational support or services that introduce risk to the Company. As the business owner, the first line of defense is responsible for, among other things, identifying, owning, managing and controlling key risks associated with their activities, addressing issues and remediation, and implementing processes and procedures to strengthen the risk and control environment. The first line of defense identifies and manages key performance indicators and risks and controls consistent with the Company’s risk appetite statements. The senior executive officers who serve as leaders in the "first line of defense," are responsible for ensuring that their respective functions operate within established risk limits, in accordance with our risk appetite statements. These leaders are also responsible for identifying risks, considering risk when developing strategic plans, budgets and new products and implementing appropriate risk controls when pursuing business strategies and objectives. In addition, these leaders are responsible for deploying sufficient financial resources and qualified personnel to manage the risks inherent in our business activities.

The “second line of defense” consists of an independent risk management team charged with oversight and monitoring of risk within the business. The second line of defense is responsible for, among other things, implementing our ERM Framework and related policies and procedures, challenging the first line of defense and identifying, monitoring and reporting on aggregate risks of the business and support functions.

Our risk management team, including compliance, which is led by our CRO, provides oversight of our risk profile and is responsible for maintaining a compliance program that includes compliance risk assessment, policy development, testing and reporting activities.

The CRO manages our risk management team and is responsible for establishing and implementing standards for the identification, management, measurement, monitoring and reporting of risk on an enterprise-wide basis. The CRO has responsibility for developing an appropriate risk appetite with corresponding limits that aligns with supervisory expectations, and presenting our risk appetite statements to the Board of Directors. The CRO regularly reports to the Risk Committee as well as the Bank Risk and Compliance Committees on risk management matters.

The “third line of defense” is comprised of the Global Audit organization. The third line of defense provides an independent review and objective assessment of the design and operating effectiveness of the first and second lines of defense governance, policies, procedures, processes and internal controls and reports its findings to senior management and the Board through the Audit Committee. Global Audit is responsible for performing periodic, independent reviews and testing compliance with the Company’s and the Banks’ risk management policies and standards, as well as with regulatory guidance and industry best practices. Global Audit also assesses the design of the Company's and the Banks’ policies and standards and validates the effectiveness of risk management controls, and reports the results of such reviews to the Audit Committee.

Management Committees

The Company operates several internal management committees, including a Bank Risk Management Committee (BRMC) at each of our Banks. The BRMCs are the highest-level management committees to oversee risks and are responsible for risk governance, risk oversight and making recommendations on the Banks’ and its affiliates’ risk appetite. The BRMCs monitor compliance with limits and related escalation requirements and oversee implementation of risk policies.

In addition to the BRMCs, we maintain the following management risk committees at each of our Banks to oversee the risks listed below: the Credit Risk Management Committee; Compliance Risk Management Committee; Operational Risk Management Committee; Model Risk Management Committee; and the Asset & Liability Management Committee. Each of these committees is responsible for one or more of the Banks’ eight risk categories. For its risk category(ies) of responsibility, each committee provides risk governance, risk oversight and monitoring. Each committee reviews key risk exposures, trends and significant compliance matters, and provides guidance on steps to monitor, control and escalate significant risks. We include the risk information provided by the BRMCs and these management committees, along with additional risk information that is identified at the ADSC parent company level in our determination and assessment of the risks that are presented to and discussed with our Board and the relevant Board Committees.

Risk Categories

We have divided risk into the following eight categories: credit, market, liquidity, operational, compliance, model, strategic and reputational risk. We evaluate the potential impact of a risk event on us (including our subsidiaries) by assessing the partner and customer, financial, reputational, and legal and regulatory impacts.

Credit Risk

Credit Risk is the risk arising from an obligor’s failure to meet the terms of any contract or otherwise perform as agreed. Credit Risk is found in all activities in which settlement or repayment depends on counterparty, issuer, or borrower performance.

We are exposed to credit risk relating to the credit card, installment or other loans we make to our partners’ or Bank customers. Our credit risk relates to the risk that consumers using the private label, co-brand, general purpose or business credit cards or installment or other loans that we issue will not repay their revolving credit card, installment or other loan balances. To minimize our risk of credit card, installment or other loan charge-offs, we have developed automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new accountholders, establishing or adjusting their credit limits and applying our risk-based pricing. The credit risk on our credit card, installment or other loans is quantified through our Allowance for credit losses which is recorded net with Credit card and other loans on our Consolidated Balance Sheets.

Market Risk

Market Risk includes interest rate risk which is the risk arising from movements in interest rates. Interest rate risk results from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships among different yield curves affecting an organization’s activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest-related options embedded in certain products (options risk). Our principal market risk exposures arise from volatility in interest rates and their impact on economic value, capitalization levels and earnings. We use various market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates on our Net interest income. The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on Net interest income from an instantaneous and sustained 100 basis point increase or decrease in interest rates. Due to the mix of fixed and floating rate assets and liabilities on our Consolidated Balance

Sheet as of December 31, 2021, this hypothetical instantaneous 100 basis point increase in interest rates would have an insignificant impact on our annual Net interest income. Actual changes in our Net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in interest rates. Market risk is managed by the Asset & Liability Management Committee.

Liquidity Risk

Liquidity Risk is the risk arising from an inability to meet obligations when they come due. Liquidity Risk includes the inability to access funding sources or manage fluctuations in funding levels. Liquidity Risk also results from an organization’s failure to recognize or address changes in market conditions. The primary liquidity objective is to maintain a liquidity profile that will enable us, even in times of stress or market disruption, to fund our existing assets and meet liabilities in a timely manner and at an acceptable cost. Policy and risk appetite limits require the Company and the Banks to ensure that sufficient liquid assets are available to survive liquidity stresses over a specified time period. The Asset & Liability Management Committee reviews liquidity exposures in the context of approved policy and risk appetite limits and reports results quarterly.

Operational Risk

Operational Risk is the risk arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. Operational losses result from internal fraud; external fraud; inadequate or inappropriate employment practices and workplace safety; failure to meet professional obligations involving partners, products, and business practices; damage to physical assets; business disruption and systems failures; and/or failures in execution, delivery, and process management.

Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal and regulatory penalties. The Company has implemented a comprehensive operational risk framework that is defined in the Operational Risk Management Policy. The Operational Risk Management Committee, chaired by our Chief Operational Risk Officer, coordinates with all control groups on effective risk assessments and controls.

As part of our Operational Risk program, we maintain an information and cyber security program, which is led by our Chief Information Security Officer and is designed to protect the confidentiality, integrity, and availability of information and information systems from unauthorized access, use, disclosure, disruption, modification, or destruction. The program is built upon a foundation of advanced security technology, a well-staffed and highly trained team of experts, and robust operations based on the National Institute of Standards and Technology Cybersecurity Framework. This consists of controls designed to identify, protect, detect, respond and recover from information and cyber security incidents. We continue to invest in enhancements to cyber security capabilities and engage in industry and government forums to promote advancements to the broader financial services cyber security ecosystem.

Compliance Risk

Compliance Risk is the risk arising from violations of laws or regulations, or from nonconformance with prescribed practices, internal policies and procedures, or ethical standards. This risk exposes organizations to fines, payment of damages, and the voiding of contracts. Our Compliance organization is responsible for establishing and maintaining our Compliance Risk Management Program. Pursuant to this program, we seek to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the legal and regulatory risks to which we are exposed. The Compliance Risk Management Committee, chaired by the Chief Compliance Officer, is responsible for identifying, evaluating, managing, and escalating compliance risks.

Model Risk

Model Risk is the risk arising from decisions based on incorrect or misused model outputs and reports. Model risk occurs primarily for three reasons: (1) a model may have fundamental errors and produce inaccurate outputs when viewed against its design objective and intended business uses; (2) a model may be used incorrectly or inappropriately or there may be a misunderstanding about its limitations and assumptions; or (3) the model produces results that are not compliant with fair lending or other regulations.

We manage model risk through a comprehensive model governance framework, including policies and procedures for model development, maintenance and performance monitoring activities, independent model validation and change management capabilities. We also assess model performance on an ongoing basis. Model Risk oversight is conducted by the Model Risk Management Committee.

Strategic Risk

Strategic Risk is the risk arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the industry and operating environment. This risk is a function of an organization’s strategic goals, business strategies, resources, and quality of implementation. Strategic decisions are reviewed and approved by business leaders and various committees and must be aligned with our Company policies. We seek to manage strategic and business risks through risk controls embedded in these processes as well as overall risk management oversight over business goals. Existing product performance is reviewed periodically by committees and business leaders.

Reputational Risk

Reputational Risk is the risk arising from negative public opinion. This risk may impair an organizations competitiveness by affecting its ability to establish new relationships or services or continue servicing existing relationships. Reputational Risk is inherent in all activities and requires management to exercise caution in dealing with stakeholders, such as customers, counterparties, correspondents, investors, regulators, employees, and the community. Our business leaders are responsible for considering the reputational risk implications of business activities and strategies and ensuring the relevant subject matter experts are engaged as needed.

Item 1B.Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2021, we leased 14 general office properties, comprised of approximately 1 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

	Approximate
Location	Square Footage		Lease Expiration Date
Chadds Ford, Pennsylvania	9,853		April 30, 2027
Columbus, Ohio	326,354	(1)	September 12, 2032
Columbus, Ohio	103,161		December 31, 2027
Coeur D'Alene, Idaho	114,000		July 31, 2038
Draper, Utah	22,869	(1)	August 31, 2031
New York, New York	18,500		January 31, 2023
Plano, Texas	27,925	(1)	June 30, 2026
Wilmington, Delaware	5,198		June 30, 2023

(1) Excludes square footage of subleased portion.

We believe our current facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

Item 3.	Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations. See Indemnification in Note 15, “Commitments and Contingencies,” to the Consolidated Financial Statements.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, and trades under the symbol “ADS.”

Holders

As of February 18, 2022, the closing price of our common stock was $70.50 per share, there were 49,948,146 shares of our common stock outstanding, and there were 101 holders of record of our common stock.

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

On January 27, 2022, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on March 18, 2022 to stockholders of record at the close of business on February 11, 2022.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2021:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs
				(Dollars in millions)
During 2021:
October 1-31	2,744	$97.44	—	$—
November 1-30	5,469	71.85	—	—
December 1-31	5,527	66.98	—	—
Total	13,740	$75.00	—	$—
(1)	During the period represented by the table, 13,740 shares of our common stock were purchased by the administrator of our 401(k) and Retirement Saving Plan for the benefit of the employees who participated in that portion of the plan.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock since December 31, 2016, with the cumulative total return over the same period of (1) the S&P 500 Index and (2) a peer group of fifteen companies selected by us for fiscal year 2021 (which was the same peer group utilized as our 2020 peer group in our prior Annual Report on Form 10-K).

The fifteen companies utilized in our peer group are PayPal Holdings, Inc., MasterCard Incorporated, Synchrony Financial, Discover Financial Services, Fifth Third Bancorp, Key Corp, Citizens Financial Group, Inc., Ally Financial Inc., M&T Bank Corporation, Regions Financial Corporation, Huntington Bancshares Incorporated, Santander Consumer USA Holdings Inc., Comerica Incorporated, SVB Financial Group and Capital One Financial Corporation.

Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2016 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance. For the purpose of this graph, historical stock prices have been adjusted to reflect the impact of the spinoff of Loyalty Ventures Inc. on November 5, 2021.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG ALLIANCE DATA SYSTEMS CORPORATION,
S&P 500 INDEX AND A PEER GROUP
DOLLARS
300
250
200
150
100
50
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Alliance Data Systems Corporation
S&P 500
Peer Group

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	Alliance Data
	Systems		2020 Peer
	Corporation	S&P 500	Group Index
December 31, 2016	$100.00	$100.00	$100.00
December 31, 2017	111.94	121.83	133.72
December 31, 2018	66.96	116.49	131.43
December 31, 2019	51.03	153.17	189.21
December 31, 2020	34.36	181.35	246.31
December 31, 2021	39.06	233.41	263.04

Our future filings with the SEC may “incorporate information by reference,” including this Form 10-K. Unless we specifically state otherwise, this Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data.

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminates Item 301.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K particularly under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Unless otherwise specified, references to Notes to our Consolidated Financial Statements are to the Notes to our audited Consolidated Financial Statements as of December 31, 2021 and 2020 and for years ended December 31, 2021, 2020 and 2019.

OVERVIEW

We are a leading provider of tech-forward payment and lending solutions, serving customers and consumer-based industries in North America. Through omnichannel touch points and a comprehensive product suite that includes credit products and Bread digital payment solutions, we help our partners drive loyalty and growth, while giving customers greater payment choices. We also offer credit and savings products directly to consumers through our proprietary products, including our Comenity-branded financial services. On November 5, 2021, our LoyaltyOne segment was spun off and therefore is reflected herein as Discontinued Operations.

YEAR IN REVIEW

Spinoff of our LoyaltyOne Segment

On November 5, 2021 (the Distribution Date), the separation of Loyalty Ventures Inc. (Loyalty Ventures) from ADS was completed (the Closing) after market close (the Separation). The Separation of Loyalty Ventures, which comprised our former LoyaltyOne segment and has been classified as Discontinued Operations, was achieved through ADS’ distribution (the Distribution) of 81% of the shares of Loyalty Ventures common stock to holders of ADS common stock as of the close of business on the record date of October 27, 2021. ADS stockholders of record received one share of Loyalty Ventures common stock for every two and one-half shares of ADS common stock. Following the Distribution, Loyalty Ventures became an independent, publicly-traded company, in which we have retained a 19% ownership interest. As part of the plan regarding the Separation, we received distributions from Loyalty Ventures prior to the effectiveness of the Separation in the aggregate amount of $750 million, of which $725 million was used by us to repay certain term loans as required under our credit agreement and $25 million was used by us to make scheduled amortization payments for the fourth quarter of 2021 with respect to such term loans.

Financial Statement Presentation

As a result of the Separation and consequential classification of LoyaltyOne as Discontinued Operations, we have adjusted the presentation of our Consolidated Financial Statements from our historical approach under SEC Regulation S-X Article 5, which is broadly applicable to all “commercial and industrial companies,” to Article 9, which is applicable to “bank holding companies.” While neither we nor our any of our subsidiaries are considered a “bank” within the meaning of the Bank Holding Company Act, the changes from our historical presentation to the bank holding company presentation are intended to reflect our operations going forward and better align us with our peers for comparability purposes, which we believe will improve investor understanding of our Company. Prior to the Separation and associated reporting changes applied herein, we had two reportable operating segments (Card Services and LoyaltyOne); we now operate as a single segment that includes all of our continuing operations.

Business Environment

This Business Environment section provides high-level commentary regarding our results of operations and financial position for 2021, as well as our related outlook for 2022 and the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information appearing in this Form 10-K, including “Consolidated Results of Operations” below, which provides further commentary around variances in our results of operations over the years of comparison.

The ongoing effects of the global COVID-19 pandemic remain difficult to predict due to numerous uncertainties, including the transmissibility, severity, duration and resurgence of the virus; the emergence of new variants of the virus; the uptake and effectiveness of health and safety measures or actions that are voluntarily adopted by the public or required by governments or public health authorities; the effectiveness of vaccines and treatments; the speed and strength of an economic recovery, including the reopening of borders and the resumption of international travel; increased logistics costs; an increasingly competitive labor market; and the impact of the global COVID-19 pandemic on our employees, our operations, and the business of our partners and suppliers. As the global COVID-19 pandemic has continued to evolve, our priority has been and continues to be, the health and safety of our employees, with the vast majority of our employees continuing to work from home. As a result of the pandemic and its impacts on the operations of our brand partners, and consumer behavior and spending patterns, our financial performance as described in “Consolidated Results of Operations” below varies significantly over the periods of comparison. As the global COVID-19 pandemic continues to evolve and new variants emerge, our results of operations, financial condition and liquidity could be impacted. We will continue to evaluate the nature and extent of the impact on our business.

However, our performance in 2021 reflected the strength and resilience of our business model, as we had stronger than expected credit card loan growth, disciplined expense management, and positive credit performance. In addition, the Separation allowed us to strengthen our balance sheet by improving our Bank capital ratios and reducing our leverage ratio, sequentially.

For the year ended December 31, 2021, Credit sales were up year-over-year as consumers resumed in-store shopping as impacts from COVID-19 moderated while consumer financial health remained strong. Net interest income was flat for the periods of comparison, while Interchange revenue, net of retailer share arrangements increased in correlation with Credit sales, and Other non-interest income decreased due to a decline in ancillary revenues and portfolio sale gains. We expect a continued return to more normalized economic activity and consumer behavior in our outlook for 2022, which we also expect will positively affect Credit sales and our revenues; however, we remain vigilant in monitoring COVID-19 conditions and the impact on consumers and our brand partners. Our outlook assumes Total net interest and non-interest income growth for 2022 will be closely aligned with growth in average Total credit card and other loans, with net interest margin expected to remain relatively steady on a full year basis as compared to 2021. We have also included four Federal Reserve Bank interest rate increases in our 2022 outlook; our expectation is the rate increases will result in a nominal benefit to Total net interest income for the year.

Provision for credit losses decreased year-over-year due to lower net charge-offs and a lower overall reserve rate reflective of improving macroeconomic variables and shifting product mix. Credit metrics remained strong in 2021 with a delinquency rate of 3.9% and a net loss rate of 4.6% for the year. These low rates continue to be the result of our disciplined risk management, as well as elevated consumer payment rates. Our outlook assumes a moderation in the consumer payment rate throughout 2022, and we expect a net loss rate in the low-to-mid 5% range for 2022 as credit metrics begin to normalize from historically low rates due in part to federal stimulus and assistance programs largely expiring.

Related to our Provision for credit losses, full year 2021 average Total credit card and other loans of $15.7 billion were down 4% year-over-year, with the end-of-period balance being up 4%. Our Allowance for credit losses decreased year-over-year, with a reserve rate of 10.5% in 2021, relative to 12.0% in 2020; and our outlook for 2022 assumes the reserve rate will stay in the range of 10.5% until greater economic certainty emerges. Our outlook for growth in average Total credit card and other loans in 2022, based on our new business expectations, visibility into our pipeline, and the current economic outlook, is in the high-single- to low-double-digit range relative to 2021. This outlook contemplates both the non-renewal of certain brand partners, including the previously announced non-renewal of our contract with BJ’s Wholesale Club (BJ’s), as well as the addition of certain new brand partners, with the forecasted high-single- to low-double-digit ends of the range reflecting payment rate variability as a key determinant. Specifically related to BJ’s, for the year ended December 31, 2021, BJ’s branded co-brand accounts generated approximately 8% of Total net interest and non-interest income. As of December 31, 2021, BJ’s branded co-brand accounts were responsible for approximately 11% of Total credit card and other loans. BJ’s filed a lawsuit against us in January 2022 in connection with the non-renewal of its contract and related transition to another service provider. We have subsequently settled the lawsuit on satisfactory terms with neither party admitting fault.

With regard to our expenses, Total non-interest expenses for 2021 were down moderately year-over-year. In 2022, as a result of continued investment, including the planned incremental strategic investment of more than $125 million in digital and product innovation, marketing, and technology enhancements during the year, along with strong growth in

Total credit card and other loans, our outlook anticipates Total non-interest expenses will increase in 2022, while also reflecting modest positive operating leverage for the full year.

Overall, we remain optimistic that the strength of our business model will continue, and we are committed to ensuring our strategic investments deliver long-term stockholder value.

See “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” for information on additional risks and uncertainties impacting our business, including potential impacts of the global COVID-19 pandemic and other strategic, business and competitive conditions that could affect our business, and see “Business–Supervision and Regulation” for information on legislative and regulatory matters that could have a material adverse effect on our results of operations and financial condition.

NON-GAAP FINANCIAL MEASURES

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this Form 10-K constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies. In particular, Pre-tax pre-provision earnings is calculated by increasing Income from continuing operations before income taxes by Provision for credit losses. We believe the use of this non-GAAP financial measure provides additional clarity in understanding our results of operations and trends. For a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure, please see the financial tables and information that follows.

CONSOLIDATED RESULTS OF OPERATIONS

The following provides commentary on the variances in our financial performance when comparing the results of operations for the year ended December 31, 2021, with those of the year ended December 31, 2020, as well as the variances between the years ended December 31, 2020 and December 31, 2019, as presented in the accompanying Tables. This variance commentary should be read in conjunction with the discussion in “Business Environment” above, which highlights the impacts of the global COVID-19 pandemic on us and our results of operations.

Effective January 1, 2020, we adopted the new credit reserving methodology referred to as Current Expected Credit Loss (CECL). Under the CECL methodology, the Company utilizes a financial instrument impairment model to establish an allowance based on expected losses over the estimated life of the exposure, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. This approach differs from the Company’s historic model prior to January 1, 2020, which was based on an incurred loss approach. As a result of the adoption, there is a lack of comparability in both our Allowance for credit losses and the Provision for credit losses for the periods presented. Results for the years ended December 31, 2021 and 2020, are reported following the CECL methodology, while results for the year ended December 31, 2019, are reported under the previously prescribed incurred loss methodology. Refer to Note 4, “Allowance for Credit Losses,” to the Consolidated Financial Statements for further information.

Table 1: Summary of Our Financial Performance

	Years Ended December 31,			% Change
				2021	2020
	2021	2020	2019	to 2020	to 2019

	(in millions, except per share amounts and percentages)
Total net interest and non-interest income	$3,272	$3,298	$4,050	(1)	(19)
Provision for credit losses	544	1,266	1,188	(57)	7
Total non-interest expenses	1,684	1,731	2,200	(3)	(21)
Income from continuing operations before income taxes	1,044	301	662	247	(55)
Provision for income taxes	247	93	156	168	(41)
Income from continuing operations	797	208	506	283	(59)
Income (loss) from discontinued operations, net of taxes	4	6	(228)	(38)	nm	*
Net income	801	214	278	275	(23)

Net income per diluted share	$16.02	$4.46	$5.46	259	(18)
Income from continuing operations per diluted share	$15.95	$4.35	$9.94	267	(56)
Net interest margin (1)	18.2%	16.8%	19.4%	1.4	(2.6)
Return on average equity (2)	40.7%	16.7%	25.0%	24.0	(8.3)
Effective income tax rate - continuing operations	23.7%	30.7%	23.6%	(7.0)	7.1
(1)	Net interest margin represents Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(2)	Return on average equity represents Income from continuing operations divided by average Total stockholders’ equity.
*	not meaningful

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Years Ended December 31,			% Change
				2021	2020
	2021	2020	2019	to 2020	to 2019

	(in millions, except percentages)
Interest income
Interest and fees on loans	$3,861	$3,931	$4,729	(2)	(17)
Interest on cash and investment securities	7	21	98	(64)	(79)
Total interest income	3,868	3,952	4,827	(2)	(18)
Interest expense
Interest on deposits	167	238	307	(30)	(23)
Interest on borrowings	216	261	331	(18)	(21)
Total interest expense	383	499	638	(23)	(22)
Net interest income	3,485	3,453	4,189	1	(18)
Non-interest income
Interchange revenue, net of retailer share arrangements	(369)	(332)	(358)	11	(7)
Other	156	177	219	(12)	(19)
Total non-interest income	(213)	(155)	(139)	38	11
Total net interest and non-interest income	3,272	3,298	4,050	(1)	(19)
Provision for credit losses	544	1,266	1,188	(57)	7
Total net interest and non-interest income, after provision for credit losses	$2,728	$2,032	$2,862	34	(29)

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Year ended December 31, 2021 compared with the year ended December 31, 2020:

Interest income: Total interest income decreased $84 million, or 2%, to $3,868 million for the year ended December 31, 2021, due to the following:

●	Interest and fees on loans decreased $70 million, or 2%, to $3,861 million for the year ended December 31, 2021. The decline was due to a 4% decrease in average credit card and other loans as payment rates continued to benefit from consumer economic stimulus in response to the global COVID-19 pandemic, resulting in a $193 million decrease; offset in part by an increase in finance charge yield of approximately 80 basis points that increased revenue by $123 million.
●	Interest on cash and investment securities decreased $14 million, or 64%, to $7 million for the year ended December 31, 2021, due to lower interest rates as well as lower average cash and investment securities balances in the current year.

Interest expense: Total interest expense decreased $116 million, or 23%, to $383 million for the year ended December 31, 2021, due to the following:

●	Interest on deposits decreased $71 million due to lower average interest rates, which decreased interest expense by approximately $45 million, and lower average balances outstanding, which decreased interest expense by approximately $26 million.
●	Interest on borrowings decreased $45 million due to a $55 million decrease related to secured borrowings, offset in part by a $10 million increase related to unsecured borrowings. The decrease in interest expense on secured borrowings was due to lower average interest rates, which decreased interest expense by approximately $45 million, and lower average balances outstanding, which decreased interest expense by approximately $10 million. Interest expense on unsecured borrowings increased $25 million due to the issuance of senior notes in September 2020, offset in part by a $14 million decrease in interest expense on term debt due to lower average borrowings.

Non-interest income: Total non-interest income decreased $58 million, or 38%, to $(213) million for the year ended December 31, 2021, due to the following:

●	Interchange revenue, net of retailer share arrangements decreased $37 million due to increased payments to our retailers as credit sales volumes increased from the prior year, which was depressed due to the global COVID-19 pandemic.
●	Other income decreased $21 million due to a $15 million decrease in ancillary revenue, in particular revenue from payment protection products. In addition, we recognized a $10 million gain on the sale of a credit card loan portfolio for the year ended December 31, 2021, as compared to a $20 million gain recognized on the sale of a credit card loan portfolio in the prior year.

Provision for credit losses: Provision for credit losses decreased $722 million, or 57%, to $544 million for the year ended December 31, 2021 due to lower net charge-offs and a lower overall reserve rate reflective of improving macroeconomic variables and shifting product mix. For the year ended December 31, 2020, there was a significant increase in the provision due to a reserve build in the Allowance for credit losses associated with the deterioration of the macroeconomic outlook as a result of the global COVID-19 pandemic; the Allowance for credit losses also reflected a $644 million increase attributable to our adoption of CECL on January 1, 2020.

Year ended December 31, 2020 compared with the year ended December 31, 2019:

Interest income: Total interest income decreased $875 million, or 18%, to $3,952 million for the year ended December 31, 2020, due to the following:

●	Interest and fees on loans decreased $798 million, or 17%, to $3,931 million for the year ended December 31, 2020 as a 13% decrease in normalized average credit card and other loans, which includes loans held for sale, decreased revenue by $618 million, and an approximate 110 basis point decrease in finance charge yield decreased revenue by $180 million. The decrease in normalized average credit card and other loans was due to a 20% decline in credit sales compared to the prior year due to the global COVID-19 pandemic, as well as sales of credit card loan portfolios. The decrease in finance charge yield was due primarily to forbearance programs offered, including waivers of late fees, in response to the global COVID-19 pandemic, as well as the lowering of market interest rates as a result of Federal Reserve Bank interest rate cuts.
●	Interest on cash and investment securities decreased $77 million, or 79%, to $21 million for the year ended December 31, 2020, as interest income was elevated in the prior year due to investment of the excess cash proceeds received from our sale of our Epsilon business.

Interest expense: Total interest expense decreased $139 million, or 22%, to $499 million for the year ended December 31, 2020, due to the following:

●	Interest on deposits decreased $69 million due to lower average balances outstanding for the year.
●	Interest on borrowings decreased $70 million due to a $53 million decrease in interest expense on secured borrowings resulting from lower average borrowings, offset in part by higher average interest rates due to the timing of maturities, and a $17 million decrease in interest expense on unsecured borrowings due to lower average borrowings.

Non-interest income: Total non-interest income decreased $16 million, or 11%, to $(155) million for the year ended December 31, 2020, due to the following:

●	Interchange revenue, net of retailer share arrangements increased $26 million due to a $33 million increase in merchant fee revenue due to decreased royalty payments to our retailers, offset in part by a $7 million decrease in servicing fees due to lower volumes, both as a result of the global COVID-19 pandemic.
●	Other income decreased $42 million due to an $18 million decrease in ancillary revenue, in particular revenue from payment protection products. In addition, we recognized a $20 million gain on the sale of a credit card loan portfolio for the year ended December 31, 2020, as compared to net gains of $44 million recognized on the sale of 13 credit card loan portfolios in the prior year.

Provision for credit losses. Provision for credit losses increased $78 million, or 7%, to $1,266 million for the year ended December 31, 2020, due to the deterioration of the macroeconomic outlook as a result of the global COVID-19 pandemic; offset in part by the decline in credit card and other loans of $2.7 billion. The Allowance for credit losses reflected $644 million attributable to our adoption of CECL on January 1, 2020.

Table 3: Summary of Total Non-interest Expenses

	Years Ended December 31,			% Change
				2021	2020
	2021	2020	2019	to 2020	to 2019

	(in millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$671	$609	$721	10	(16)
Card and processing expenses	323	396	479	(18)	(17)
Information processing and communication	216	191	187	13	2
Marketing expenses	160	143	205	12	(30)
Depreciation and amortization	92	106	96	(13)	10
Other	222	286	512	(23)	(44)
Total non-interest expenses	$1,684	$1,731	$2,200	(3)	(21)

Total Non-interest Expenses

Year ended December 31, 2021 compared with the year ended December 31, 2020:

Non-interest expenses: Total non-interest expenses decreased $47 million, or 3%, to $1,684 million for the year ended December 31, 2021, due to the following:

●	Employee compensation and benefits increased $62 million due to our Bread acquisition in December 2020 and an increase in incentive compensation.
●	Card and processing expenses decreased $73 million due to a commensurate reduction in fraud losses for the year ended December 31, 2021.
●	Information processing and communication increased $25 million due to an increase in data processing expense driven by the Fiserv core processing platform migration.
●	Marketing expenses increased $17 million as the prior year was impacted by a reduction in retailer marketing due to the global COVID-19 pandemic.

●	Depreciation and amortization decreased $14 million due to our real estate optimization in 2020 as well as certain fully amortized loan portfolio acquisition premiums, offset in part by an increase in amortization of purchased intangibles associated with the Bread acquisition in December 2020.
●	Other expenses decreased $64 million due to a commensurate amount of asset impairment charges recognized in 2020 related to certain deferred contract costs, fixed assets and right of use assets. There were no such impairment charges in 2021.

Year ended December 31, 2020 compared with the year ended December 31, 2019:

Non-interest expenses: Total non-interest expenses decreased $469 million, or 21%, to $1,731 million for the year ended December 31, 2020, due to the following:

●	Employee compensation and benefits decreased $112 million due to cost saving initiatives executed in the fourth quarter of 2019, including reductions in force.
●	Card and processing expenses decreased $83 million due to a $54 million reduction in fraud losses, and a $29 million decrease in other card and processing costs due to the decline in volumes as a result of the global COVID-19 pandemic.
●	Information processing and communication increased $4 million due to an increase in software costs.
●	Marketing expenses decreased $62 million due to the decline in volumes and a reduction in retailer marketing as a result of the global COVID-19 pandemic.
●	Depreciation and amortization increased $10 million due to $25 million in accelerated depreciation expense of fixed assets associated with certain real estate properties, offset in part by certain fully amortized loan portfolio acquisition premiums and capitalized software.
●	Other expenses decreased $226 million due primarily to a $182 million decrease in lower of cost or market valuation adjustments on certain loan portfolios held for sale and a $72 million loss recognized on the extinguishment of debt in 2019. These decreases were offset in part by $64 million in asset impairment charges recognized in 2020 related to certain deferred contract costs, fixed assets and right of use assets.

Income Taxes

Year ended December 31, 2021 compared with the year ended December 31, 2020:

Provision for income taxes increased $154 million, or 168%, to $247 million for the year ended December 31, 2021, primarily related to a $743 million increase in earnings before taxes in 2021. The effective tax rate for year ended December 31, 2021 was 23.7% as compared to 30.7% for the year ended December 31, 2020. The lower effective tax rate in 2021 included a discrete tax benefit related to a favorable settlement with a state tax authority and a discrete tax benefit triggered by the divestiture of our former LoyaltyOne segment. The 2020 effective tax rate was unfavorably impacted by lower earnings before taxes.

Year ended December 31, 2020 compared with the year ended December 31, 2019:

Provision for income taxes decreased $63 million, or 41%, to $93 million for the year ended December 31, 2020, primarily related to a $361 million reduction in earnings before taxes in 2020. The effective tax rate for year ended December 31, 2020 was 30.7% as compared to 23.6% for the year ended December 31, 2019. The 2020 effective tax rate was unfavorably impacted by lower earnings before taxes. The lower effective tax rate in 2019 included a decrease in tax reserves resulting from a change in accounting method for tax purposes.

Income from Discontinued Operations, Net of Income Taxes

Year ended December 31, 2021 compared with the year ended December 31, 2020:

Income from discontinued operations, net of income taxes was $4 million for the year ended December 31, 2021 as compared to $6 million for the year ended December 31, 2020, and represents results of operations from our former

LoyaltyOne segment, as well as both direct costs identifiable to the LoyaltyOne segment and allocations of interest expense on corporate debt. Discontinued operations for the year ended December 31, 2020 also included the resolution of a loss contingency as described in Note 15, “Commitments and Contingencies,” to the Consolidated Financial Statements.

Year ended December 31, 2020 compared with the year ended December 31, 2019:

Income from discontinued operations, net of income taxes was $6 million for the year ended December 31, 2020, which represents results of operations from our former LoyaltyOne segment, as well as both direct costs identifiable to the LoyaltyOne segment and allocations of interest expense on corporate debt. Discontinued operations for the year ended December 31, 2020 also included the resolution of a loss contingency as discussed above. Loss from discontinued operations, net of income taxes was $228 million for the year ended December 31, 2019 due to the after-tax loss on the sale of Epsilon completed July 1, 2019 and a loss contingency as discussed above.

Table 4: Summary Financial Highlights – Continuing Operations

	Years Ended December 31,			% Change
				2021	2020
	2021	2020	2019	to 2020	to 2019

	(in millions, except percentages)
Credit sales	$29,603	$24,707	$30,987	20	(20)
Pre-tax pre-provision earnings (PPNR) (1)	1,588	1,567	1,850	1	(15)
Average receivables	15,656	16,367	17,298	(4)	(5)
End-of-period receivables	17,399	16,784	19,463	4	(14)
End-of-period direct-to-consumer deposits	3,180	1,700	1,161	87	46

Return on average assets (2)	3.6%	0.9%	1.8%	2.7	(0.9)
Return on average equity (3)	40.7%	16.7%	25.0%	24.0	(8.3)

Net interest margin (4)	18.2%	16.8%	19.4%	1.4	(2.6)
Loan yield (5)	24.7%	24.0%	27.3%	0.7	(3.3)
Risk-adjusted loan yield (6)	20.1%	17.4%	21.2%	2.7	(3.8)

Efficiency ratio (7)	51.5%	52.5%	54.3%	(1.0)	(1.8)

Tangible book value per common share (8)	$28.09	$16.34	$25.73	71.9	(36.5)
Tangible common equity / tangible assets ratio (TCE/TA) (9)	6.6%	3.7%	4.7%	2.9	(1.0)
Cash dividend per common share	$0.84	$1.26	$2.52	(33.3)	(50.0)

Net loss rate	4.6%	6.6%	6.1%	(2.0)	0.5
Delinquency rate	3.9%	4.4%	5.8%	(0.5)	(1.4)
Reserve rate	10.5%	12.0%	6.0%	(1.5)	6.0
(1)	PPNR represents Income from continuing operations before income taxes plus Provision for credit losses, and is a non-GAAP measure. See also Table 6: Reconciliation of GAAP to Non-GAAP Financial Measure.
(2)	Return on average assets represents Income from continuing operations divided by average Total assets.
(3)	Return on average equity represents Income from continuing operations divided by average Total stockholders’ equity.
(4)	Net interest margin represents Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(5)	Loan yield represents Interest and fees on loans divided by Average receivables.
(6)	Risk-adjusted loan yield represents Loan yield less Net loss rate.
(7)	Efficiency ratio represents Total non-interest expenses divided by Total net interest and non-interest income.
(8)	Tangible book value per common share represents Total stockholders’ equity less Intangible assets, net, and Goodwill divided by shares outstanding.
(9)	Tangible common equity represents Total stockholders’ equity less Intangible assets, net, and Goodwill. Tangible assets represents Total assets less Intangible assets, net, and Goodwill.
*	not meaningful

Table 5: Net Interest Margin

	Year Ended December 31, 2021
	Average Balance	Interest Income / Expense	Average Yield / Rate

	(in millions, except percentages)
Cash and investment securities	$3,480	$7	0.21%
Credit card and other loans	15,656	3,861	24.66%
Total interest-earning assets	19,136	3,868	20.21%

Direct-to-consumer deposits (retail)	2,490	23	0.91%
Wholesale deposits	7,509	144	1.92%
Interest-bearing deposits	9,999	167	1.67%

Secured borrowings	4,596	112	2.43%
Unsecured borrowings	2,699	104	3.84%
Total interest-bearing liabilities	17,294	383	2.21%

Net Interest Income		$3,485

Net Interest Margin (1)		18.2%

	Year Ended December 31, 2020
	Average Balance	Interest Income / Expense	Average Yield / Rate

	(in millions, except percentages)
Cash and investment securities	$4,212	$21	0.48%
Credit card and other loans	16,367	3,931	24.02%
Total interest-earning assets	20,579	3,952	19.20%

Direct-to-consumer deposits (retail)	1,549	27	1.71%
Wholesale deposits	9,399	211	2.25%
Interest-bearing deposits	10,948	238	2.17%

Secured borrowings	5,272	167	3.16%
Unsecured borrowings	2,847	94	3.33%
Total interest-bearing liabilities	19,067	499	2.62%

Net Interest Income		$3,453

Net Interest Margin (1)		16.8%
(1)	Net interest margin represents Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measure

	Years Ended December 31,			% Change
				2021	2020
	2021	2020	2019	to 2020	to 2019

	(in millions, except percentages)
Income from continuing operations before income taxes	$1,044	$301	$662	247	(55)
Provision for credit losses	544	1,266	1,188	(57)	7
Pre-tax pre-provision earnings (PPNR)	$1,588	$1,567	$1,850	1	(15)

ASSET QUALITY

Given the nature of our business, the quality of our assets, in particular our credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor two metrics – our delinquency rates and net charge-off rates – which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio, the success of our collection and recovery efforts, and more broadly the general macroeconomic conditions.

Delinquencies: An account is contractually delinquent if we do not receive the minimum payment due by the specified due date. Our policy is to continue to accrue interest and fee income on all accounts, except in limited circumstances, until the balance and all related interest and fees are paid or charged-off, which is typically at 180 days past due for credit card loans and 120 days past due for installment loans. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. This collection scoring algorithm then recommends a strategy for collecting on the past due account, including a contact schedule and collections priority. If, after exhausting all in-house collection efforts, we may engage collection agencies or outside attorneys to continue those efforts, or sell the charged-off balances.

The following table presents the delinquency trends on our credit card and other loans portfolio based on the principal balances outstanding as of December 31:

Table 7: Delinquency Trends on Credit Card and Other Loans

		% of		% of
	2021	Total	2020	Total

	(in millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,590	100.0%	$15,963	100.0%
Outstanding balances contractually delinquent:
31 to 60 days	$219	1.3%	$230	1.4%
61 to 90 days	147	0.9	163	1.0
91 or more days	281	1.7	315	2.0
Total	$647	3.9%	$708	4.4%

In response to the global COVID-19 pandemic, we have offered forbearance programs, which provided for short-term modifications in the form of payment deferrals and late fee waivers to borrowers who were current as of their most recent billing cycle, prior to the announcement of the forbearance programs. Those accounts receiving forbearance relief may not advance to the next delinquency cycle, including eventually to charge-off, in the same timeframe that would have occurred had the forbearance relief not been granted. As of December 31, 2021 and 2020, the outstanding balance of credit card loans that are under a forbearance program offered by us totaled approximately $86 million and $157 million, respectively.

Net Charge-Offs: Our net charge-offs include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce Interest and fees on loans while fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Installment loans, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, credit card and other loans, including unpaid interest and fees as applicable, are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case not later than 180 days past due.

The net charge-off rate is calculated by dividing net charge-offs of principal balances for the period by the average credit card and other loans for the same period. Average credit card and other loans represent the average balance of the loans at the beginning of each month in the periods indicated. The following table presents our net charge-offs for the years ended December 31:

Table 8: Net Charge-Offs on Credit Card and Other Loans

	2021	2020	2019

	(in millions, except percentages)
Average credit card and other loans	$15,656	$16,367	$17,298
Net charge-offs of principal balances	720	1,083	1,055
Net charge-offs as a percentage of average credit card and other loans	4.6%	6.6%	6.1%

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has the liquidity and capital resources to support our daily operations, our business growth, our credit ratings and our regulatory and policy requirements (including certain capital and leverage ratio requirements applicable to our Banks under FDIC regulations discussed elsewhere in this Annual Report) in a cost effective and prudent manner through expected and unexpected market environments.

Our primary sources of liquidity include cash generated from operating activities, our credit agreement and issuances of debt securities, our securitization programs and deposits issued by Comenity Bank and Comenity Capital Bank, in addition to our efforts to renew and expand our current liquidity sources.

Our primary uses of cash are for ongoing and varied lending operations, scheduled payments of principal and interest on our debt, capital expenditures, including digital and product innovation and technology enhancements, and dividends.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and may be funded through the issuance of debt securities. The amounts involved may be material.

Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including dividend payments, debt service obligations and repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies. However, volatility in the financial and capital markets due to the global COVID-19 pandemic or otherwise may limit our access to or increase our cost of capital, and could make capital unavailable on terms acceptable to us or at all.

Cash Flows

The table below summarizes our cash flows by operating, investing and financing activities, followed by a discussion of the variance drivers for the year ended December 31, 2021 compared with the year ended December 31, 2020.

Table 9: Cash Flows

	2021	2020	2019

	(in millions)
Total cash provided by (used in):
Operating activities	$1,543	$1,883	$1,218
Investing activities	(1,691)	1,774	2,861
Financing activities	608	(4,167)	(4,092)
Effect of foreign currency exchange rates	—	15	3
Net increase (decrease) in cash, cash equivalents and restricted cash	$460	$(495)	$(10)

Cash Flows from Operating Activities: We generated cash flow from operating activities of $1,543 million and $1,883 million for the years ended December 31, 2021 and 2020, respectively. The year-over-year decrease in operating cash flows was primarily due to an increase in working capital.

Cash Flows from Investing Activities: Cash used in investing activities was $1,691 million for the year ended December 31, 2021, and cash provided by investing activities was $1,774 million for the year ended December 31, 2020. The year-over-year decrease in investing cash flows was primarily due to the change in credit card and other loans, as cash decreased $1,805 million in the current year due to growth in the portfolio; however, cash increased $1,784 million in the prior year due to a decrease in credit card and other loans resulting from lower sales volumes due to the global COVID-19 pandemic.

Cash Flows from Financing Activities: Cash provided by financing activities was $608 million for the year ended December 31, 2021, and cash used in financing activities was $4,167 million for the year ended December 31, 2020. The year-over-year increase in financing cash flows was primarily due to the change in deposits, as well as net long-debt debt repayments in the prior year.

Funding Sources

Credit Agreement

At December 31, 2020, our credit agreement, as amended, provided for $1,484 million in term loans outstanding (the term loans), subject to certain principal repayments, and a $750 million revolving credit facility (the revolving line of credit).

In July 2021, we amended the credit agreement to, among other things, (i) provide consent by the lenders to the spinoff or sale of our LoyaltyOne segment, (ii) extend the maturity date of the revolving loans and approximately 86% of the term loans from December 31, 2022 to July 1, 2024, (iii) revise the method of determining interest rates and commitment fees to be charged in connection with the loans, (iv) modify the financial and operational covenants and certain other provisions in the credit agreement to reflect our business and operations after giving effect to the LoyaltyOne spinoff, including a financial covenant that Comenity Bank and Comenity Capital Bank each maintain a common equity tier 1 capital ratio of at least 11% at all times there are term loans outstanding (or at least 10% if no term loans are outstanding), (v) require a prepayment of certain of the loans in an amount equal to the net proceeds from the LoyaltyOne spinoff or sale, including any net proceeds from debt that is distributed to us minus, in the case of the first transaction associated with the divestiture of the LoyaltyOne spinoff or sale, $25 million and (vi) add Lon Inc. and Lon Operations LLC acquired in our acquisition of Bread as additional guarantors. Following our receipt of $750 million in connection with the spinoff of our former LoyaltyOne segment in November 2021, we used $725 million of such amount to repay term loans under our credit agreement, as required by the July 2021 amendment, and used the remaining $25 million to make our scheduled fourth quarter amortization payment with respect to such loans.

At December 31, 2021, we had $658 million aggregate principal amount of term loans outstanding and a $750 million revolving line of credit; we had no borrowings on our revolving line of credit.

The credit agreement includes various restrictive financial and non-financial covenants. If we do not comply with these covenants, the maturity of amounts outstanding under the credit agreement may be accelerated and become payable and the commitments may be terminated. We were in compliance with all of these covenants at December 31, 2021.

Deposits

We utilize a variety of deposit products to finance our operating activities, including as funding for our non-securitized credit card and other loans, and to fund securitization enhancement requirements of the Banks. We offer both direct-to-consumer retail deposit products as well as deposits sourced through contractual arrangements with various financial counterparties. Direct-to-consumer retail deposits comprised approximately $3.2 billion and $1.7 billion of total deposits outstanding at December 31, 2021 and 2020, respectively. Other third-party sourced deposits (often referred to as wholesale deposits) comprised approximately $7.8 billion and $8.1 billion of total deposits outstanding at December 31, 2021 and 2020, respectively.

The Banks offer various non-maturity deposit products that are generally redeemable on demand by the customer and, as such, have no scheduled maturity date. As of December 31, 2021, the Banks had $5.6 billion in non-maturity deposits outstanding with annual interest rates ranging from 0.05% to 3.50%, with a weighted average interest rate of 0.68%. As of December 31, 2020, the Banks had $3.8 billion in non-maturity deposits outstanding with annual interest rates ranging from 0.38% to 3.50%, with a weighted average interest rate of 1.00%.

The Banks issue certificates of deposit in denominations of at least $1,000, in various maturities ranging between January 2022 and December 2026 and with effective annual interest rates ranging from 0.20% to 3.75%, with a weighted average interest rate of 1.91%, at December 31, 2021. At December 31, 2020, interest rates ranged from 0.15% to 3.75%, with a weighted average interest rate of 2.58%. Interest is paid either monthly or at maturity.

Securitization Programs and Conduit Facilities

We sell a majority of the credit card loans originated by the Banks to certain master trusts. These securitization programs are a principal vehicle through which we finance the Banks’ credit card loans. We use a combination of public term asset-backed notes and private conduit facilities for this purpose.

During the year ended December 31, 2021, $2.1 billion of asset-backed term notes matured and were repaid, of which $281 million were previously retained by us and therefore eliminated from the Consolidated Balance Sheets.

During the year ended December 31, 2021, we obtained increased lender commitments under our conduit facilities of $1.3 billion and extended the respective maturities to August 2022 and October 2023. As of December 31, 2021, total capacity under the conduit facilities was $4.5 billion, of which $3.9 billion had been drawn and was included in Debt issued by consolidated variable interest entities in the Consolidated Balance Sheet.

At December 31, 2020, we had a secured loan facility related to the acquisition of Bread, with an outstanding balance of $86 million that was set to mature in November 2022, with prepayment permitted. In August 2021, we repaid this outstanding secured loan facility in full.

As of December 31, 2021, we had approximately $11.2 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the trusts and by the performance of the credit card loans in the trusts.

The following table shows the maturities of borrowing commitments as of December 31, 2021 for the trusts by year:

Table 10: Borrowing Commitment Maturities

	2022	2023	Thereafter	Total

	(in millions)
Fixed rate asset-backed term note securities	$1,572	$—	$—	$1,572
Conduit facilities (1)	1,725	2,750	—	4,475
Total (2)	$3,297	$2,750	$—	$6,047
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.5 billion of debt issued by the trusts, which was retained by us as a credit enhancement and has been eliminated in the Consolidated Financial Statements.

Early amortization events as defined within each asset-backed securitization transaction are generally driven by asset performance. We do not believe it is reasonably likely that an early amortization event will occur due to asset performance. However, if an early amortization event were declared, the trustee of the particular trust would retain the interest in the loans along with the excess spread that would otherwise be paid to our bank subsidiary until the investors were fully repaid. The occurrence of an early amortization event would significantly limit or negate our ability to securitize additional credit card loans.

We have secured and continue to secure the necessary commitments to fund our credit card and other loans. However, certain of these commitments are short-term in nature and subject to renewal. There is not a guarantee that these funding sources, when they mature, will be renewed on similar terms, or at all, as they are dependent on the availability of the asset-backed securitization and deposit markets at the time.

Regulation RR (Credit Risk Retention) adopted by the FDIC, the SEC, the Federal Reserve and certain other federal regulators mandates a minimum five percent risk retention requirement for securitizations. Such risk retention requirements may limit our liquidity by restricting the amount of asset-backed securities we are able to issue or affecting the timing of future issuances of asset-backed securities; we satisfy such risk retention requirements by maintaining a seller’s interest calculated in accordance with Regulation RR.

Stock Repurchase Programs

We had an authorized stock repurchase program that expired on June 30, 2020. No shares of our outstanding common stock were repurchased by us in 2020 or 2021.

Dividends

For the year ended December 31, 2021, we declared cash dividends of $0.84 per share for a total of $42 million, and paid cash dividends and dividend equivalents totaling $42 million.

For the year ended December 31, 2020, we declared cash dividends of $1.26 per share for a total of $60 million, and paid cash dividends and dividend equivalents totaling $61 million.

For the year ended December 31, 2019, we declared cash dividends of $2.52 per share for a total of $127 million, and paid cash dividends and dividend equivalents totaling $127 million.

On January 27, 2022, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on March 18, 2022 to stockholders of record at the close of business on February 11, 2022.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments, the vast majority of which relate to deposits, debt issued by consolidated variable interest entities, long-term and other debt and operating leases.

We believe that we will have access to sufficient resources to meet these commitments.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we do not believe that we have been significantly affected by inflation. For the most part, we have relied on operating efficiencies from scale, technology and expansion in lower cost jurisdictions in select circumstances, as well as decreases in technology and communication costs, to offset increased costs of employee compensation and other operating expenses. With respect to seasonality, our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping period in the fourth quarter and, to a lesser extent, during the first quarter as credit card and other loans are paid down.

LEGISLATIVE AND REGULATORY MATTERS

Comenity Bank is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. Comenity Capital Bank is also subject to various regulatory capital requirements administered by the FDIC, as well as the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. Both Banks are limited in the amounts that they can pay as dividends to Alliance Data Systems Corporation (ADSC). See “Business–Supervision and Regulation” under Part I of this Annual Report on Form 10-K for additional information about legislative and regulatory matters impacting us.

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

Quantitative measures established by regulations to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on Comenity Bank’s and/or Comenity Capital Bank’s operating activities, as well as our operating activities. Based on these regulations, as of December 31, 2021 and 2020, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks are considered well capitalized and seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, as of December 31, 2021, are as follows:

Table 11: Capital Ratios

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets (1)	20.0%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets (2)	21.4	4.5	6.5
Tier 1 capital to risk-weighted assets (3)	21.4	6.0	8.0
Total capital to risk-weighted assets (4)	22.7	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets (1)	17.3%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets (2)	18.6	4.5	6.5
Tier 1 capital to risk-weighted assets (3)	18.6	6.0	8.0
Total capital to risk-weighted assets (4)	19.9	8.0	10.0

Combined Banks
Tier 1 capital to average assets (1)	18.6%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets (2)	20.0	4.5	6.5
Tier 1 capital to risk-weighted assets (3)	20.0	6.0	8.0
Total capital to risk-weighted assets (4)	21.3	8.0	10.0
(1)	Tier 1 capital to average assets ratio represents tier 1 capital divided by total assets for leverage ratio.
(2)	Common Equity Tier 1 capital to risk-weighted assets ratio represents common equity tier 1 capital divided by total risk-weighted assets.
(3)	Tier 1 capital to risk-weighted assets ratio represents tier 1 capital divided by total risk-weighted assets.
(4)	Total capital to risk-weighted assets ratio represents total capital divided by total risk-weighted assets.

Comenity Bank and Comenity Capital Bank have adopted the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delays the effects of CECL on its regulatory capital for two years, after which the effects will be phased-in over a three-year period from January 1, 2022, through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our results of operations and overall financial condition is based upon our Consolidated Financial Statements, which have been prepared in accordance with the accounting policies described in the Notes to the Consolidated Financial Statements. The preparation of Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our judgments and estimates in determination of our financial position and operating results. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting estimates are defined as those that are both most important to the portrayal of our financial position and operating results and require management’s most subjective judgments, which for us is our Allowance for Credit Losses.

Allowance for Credit Losses.

Effective January 1, 2020, we adopted ASC 326 on a modified retrospective approach and applied a CECL model to determine our Allowance for credit losses. The Allowance for credit losses is an estimate of expected credit losses, measured over the estimated life of our credit card and other loans that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the CECL model is significantly influenced by the composition, characteristics and quality of our portfolio of credit card and other loans, as well as the prevailing economic conditions and forecasts utilized. The estimate of the Allowance for credit losses includes an estimate for uncollectible principal as well as unpaid interest and fees. Charge-offs of principal amounts, net of recoveries are deducted from the Allowance. The Allowance is maintained through an adjustment to the Provision for credit losses and is evaluated for appropriateness. Prior to January 1, 2020, our Allowance for credit losses was determined utilizing an incurred loss model under ASC 450, “Contingencies.”

In estimating our Allowance for credit losses, for each identified group, we utilize various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models utilize historical data and applicable macroeconomic variables with statistical analysis and behavioral relationships with credit performance. Our quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. We consider the forecast used to be reasonable and supportable over the estimated life of the credit card and other loans, with no reversion period. In addition to the quantitative estimate of expected credit losses, we also incorporate qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the Allowance for credit losses reflects our best estimate of current expected credit losses.

Since the implementation of the CECL standard, we have maintained a consistent approach to the forecasting of the life of loan losses for purposes of establishing the Allowance for credit losses. The approach involves the use of third-party projections of economic variables, and applies those projections to their historical correlation to losses in segments of our loan portfolio exhibiting common risk characteristics. The level of the allowance includes qualitative overlays to the modeled output to address risks not inherently covered by the modeled output as well as management-perceived risks in the economic environment. These overlays have changed over the periods since implementation through December 31, 2021 to reflect changes in the macroeconomic environment and the impact to our loan portfolio, particularly throughout the global COVID-19 pandemic.

If we used different assumptions in estimating current expected credit losses, the impact on the Allowance for credit losses could have a material effect on our consolidated financial position and results of operations. For example, a 100 basis point increase in the Allowance as a percentage of the amortized cost of our Credit card and other loans could have resulted in a change of approximately $171 million in the Allowance for credit losses at December 31, 2021, with a corresponding change in the Provision for credit losses.

Income Taxes.

The income tax laws of the United States, as well as its states and municipalities in which we operate, are inherently complex; the manners in which they apply to our facts is often open to interpretation, and consequentially requires us to make judgments in establishing our Provision for income taxes.

Differences between the Consolidated Financial Statements and tax bases of assets and liabilities give rise to deferred tax assets and liabilities, which measure the future tax effects of items recognized in the Consolidated Financial Statements and require certain estimates and judgments in order to determine whether it is more likely than not that all or a portion of the benefit of a deferred tax asset will not be realized. In evaluating our deferred tax assets on a quarterly basis as new facts and circumstances emerge, we analyze and estimate the impact of future taxable income, reversing temporary differences and available tax planning strategies. Uncertainties can lead to changes in the ultimate realization of deferred tax assets.

A liability for unrecognized tax benefits, representing the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized in the Consolidated Financial Statements, inherently requires estimates and judgments. A tax position is recognized only when it is more likely than not to be sustained, based purely on its technical merits after examination by the taxing authority, and the amount recognized is the benefit we believe is more likely than not to be realized upon ultimate settlement. We evaluate our tax positions as new facts and circumstances become available, making adjustments to our unrecognized tax benefits as appropriate. Uncertainties can mean the tax benefits ultimately realized differ from amounts previously recognized, with any differences recorded in Provision for income taxes.

Our assessment of the technical merits and measurement of tax benefits associated with uncertain tax positions is subject to a high degree of judgment and estimation. Actual results may differ from our current judgments due to a variety of factors, including interpretations of law by taxing authorities that differ from our assessments and results of tax examinations. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. As of December 31, 2021, we had $288 million in unrecognized tax benefits, including interest and penalties, recorded in Other liabilities on the Consolidated Balance Sheet.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the “Recently Issued Accounting Standards” under Note 1, “Description of Business and Summary of Significant Accounting Policies,” to Consolidated Financial Statements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

See “Risk Management” section within Item 1A.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements begin on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2021 our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange

Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP), and include those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria and management’s assessment, with the participation of the Chief Executive Officer and Chief Financial Officer, we conclude that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm who also audited our Consolidated Financial Statements; their attestation report on the effectiveness of our internal control over financial reporting appears on page F-4.

Item 9B.	Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

Item 11.	Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2021.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Financial Statement Schedules.

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

(3)	Exhibits.

The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant	8-K	3.1	4/29/19

3.3	(a)	Fifth Amended and Restated Bylaws of the Registrant.	8-K	3.1	2/1/16

4.1	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

4.2	(a)	Description of Registrant’s Common Stock	10-K	4.2	2/28/20

+10.1	(a)	Alliance Data Systems Corporation Executive Deferred Compensation Plan, amended and restated effective January 1, 2018.	8-K	10.1	11/24/17

+10.2	(a)	Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	DEF 14A	A	4/20/10

+10.3	(a)	Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	DEF 14A	B	4/20/15

+10.4	(a)	Alliance Data Systems Corporation 2020 Omnibus Incentive Plan.	DEF 14A	A	4/23/20

+10.5	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	8-K	10.1	2/20/18

+10.6	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan (2020 grant Strategic)	8-K	10.3	2/20/20

+10.7	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2020 Omnibus Incentive Plan.	8-K	10.1	2/18/21

˄+10.8	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2020 Omnibus Incentive Plan (2021 grant).	8-K	10.2	2/18/21

+10.9	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2010 Omnibus Incentive Plan.	10-K	10.52	2/28/13

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

+10.10	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2015 Omnibus Incentive Plan.	10-Q	10.6	8/7/17

+10.11	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Alliance Data Systems Corporation 2020 Omnibus Incentive Plan.	8-K	10.1	6/15/21

+10.12	(a)	Alliance Data Systems Corporation Non-Employee Director Deferred Compensation Plan.	8-K	10.1	6/9/06

+10.13	(a)	Form of Alliance Data Systems Associate Confidentiality Agreement.	10-K	10.18	2/27/17

+10.14	(a)	Form of Alliance Data Systems Corporation Indemnification Agreement for Officers and Directors.	8-K	10.1	6/5/15

+10.15	(a)	Alliance Data Systems Corporation 2015 Employee Stock Purchase Plan, effective July 1, 2015.	DEF 14A	C	4/20/15

<+10.16	(a)	Executive General Release and Enhanced Severance Agreement, dated as of May 11, 2021, by and between ADS Alliance Data Systems, Inc. and Tim King.	8-K	10.1	5/12/21

#10.17	(a)	Private Label Credit Card Program Agreement, dated as of June 1, 2018, by and between Victoria’s Secret Stores, LLC, Lone Mountain Factoring, LLC, L Brands Direct Marketing, Inc., L Brands Direct Fulfillment, Inc., Far West Factoring, LLC, Puerto Rico Store Operations LLC, and Comenity Bank.	10-K	10.26	2/28/20

10.18	(a)	First Amendment to Private Label Credit Card Program Agreement, dated as of July 1, 2019, by and between Victoria’s Secret Stores, LLC, Lone Mountain Factoring, LLC, L Brands Direct Marketing, Inc., L Brands Direct Fulfillment, Inc., Far West Factoring, LLC, Puerto Rico Store Operations LLC, and Comenity Bank.	10-K	10.27	2/28/20

#10.19	(a)	Second Amendment to Private Label Credit Card Program Agreement, dated as of October 23, 2020, by and among Victoria’s Secret Stores, LLC, VS Service Company, LLC by change of name and organizational form from L Brands Direct Marketing, Inc., and L Brands Direct Fulfillment, LLC by change of organizational form from L Brands Direct Fulfillment, Inc., and VSPR Store Operations, LLC by change of name from Puerto Rico Store Operations, LLC and Comenity Bank.	10-Q	10.4	11/4/20

>10.20	(a)	Third Amendment to Private Label Credit Card Program Agreement, dated as of August 1, 2021, by and between Victoria’s Secret Stores, LLC, VS Service Company, LLC by change of name and organizational form from L Brands Direct Marketing, Inc., L Brands Direct Fulfillment, LLC by change of organizational form from L Brands Direct Fulfillment, Inc., VSPR Store Operations, LLC by change of name from Puerto Rico Store Operations, LLC, and Comenity Bank.	10-Q	10.9	8/5/21

10.21	(b) (c)	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 as amended and restated as of September 17, 1999 and August 1, 2001, by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company.	8-K	4.6	8/31/01

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.22	(b) (c) (d)	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	8/4/04

10.23	(b) (c) (d)	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	4/5/05

10.24	(b) (d)	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	6/15/07

10.25	(b) (c) (d)	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	10/31/07

10.26	(b) (d)	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A.	8-K	4.1	5/29/08

10.27	(b) (d)	Seventh Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	6/30/10

10.28	(b) (d)	Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	8/12/10

10.29	(b) (c) (d)	Eighth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	11/14/11

10.30	(b) (c) (d)	Ninth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	12/2/16

10.31	(b) (c) (d)	Tenth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 16, 2018, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	8/20/18

10.32	(b) (c) (d)	Eleventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 11, 2020, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.2	6/16/20

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.33	(b) (c) (d)	Twelfth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 27, 2020, among WFN Credit Company, LLC, as transferor, Comenity Bank, as servicer, and MUFG Union Bank, N.A., as trustee.	8-K	4.1	10/30/20

10.34	(b) (c)	Collateral Series Supplement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.7	8/31/01

10.35	(b) (c)	First Amendment to Collateral Series Supplement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.3	11/20/02

10.36	(b) (c) (d)	Second Amendment to Collateral Series Supplement, dated as of July 6, 2016, among WFN Credit Company, LLC, Comenity Bank and MUFG Union Bank, N.A.	8-K	4.1	7/8/16

10.37	(b) (c)	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/31/01

10.38	(b) (c)	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	11/20/02

10.39	(b) (c) (d)	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	8/4/04

10.40	(b) (c) (d)	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	4/5/05

10.41	(b) (d)	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	6/15/07

10.42	(b) (c) (d)	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	10/31/07

10.43	(b) (d)	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.4	6/30/10

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.44	(b) (d)	Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/12/10

10.45	(b) (c) (d)	Eighth Amendment to Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.1	6/15/11

10.46	(b) (c) (d)	Ninth Amendment to Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	11/14/11

10.47	(b) (c) (d)	Tenth Amendment to the Transfer and Servicing Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.4	7/8/16

10.48	(b) (c)	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.8	8/31/01

10.49	(b) (d)	First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.3	6/30/10

10.50	(b) (d)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.2	8/12/10

10.51	(b) (c) (d)	Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	8-K	4.2	11/14/11

10.52	(b) (c) (d)	Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.2	7/8/16

10.53	(b) (c) (d)	Fourth Amendment to Receivables Purchase Agreement, dated as of June 11, 2020, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.3	6/16/20

10.54	(b) (c)	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.1	8/31/01

10.55	(b) (c)	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4	4/22/03

10.56	(b) (c)	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.2	8/28/03

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.57	(b) (d)	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.3	6/15/07

10.58	(b) (d)	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A.	8-K	4.2	5/29/08

10.59	(b (d)	Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	6/30/10

10.60	(b) (c) (d)	Supplemental Indenture No. 5, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	2/22/13

10.61	(b) (c) (d)	Supplemental Indenture No. 6 to Master Indenture, dated as of July 6, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.3	7/8/16

10.62	(b) (c) (d)	Supplemental Indenture No. 7 to Master Indenture, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	6/16/20

10.63	(b) (c) (d)	Omnibus Amendment, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	7/11/17

10.64	(b) (c) (d)	Omnibus Amendment, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.4	6/16/20

10.65	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of May 25, 2021, by and among WFN Credit Company, LLC, U.S. Bank Trust National Association and Citicorp Trust Delaware, National Association.	8-K	4.1	5/28/21

10.66	(b) (c) (d)	Succession Agreement, dated as of June 18, 2021, by and among Comenity Bank, World Financial Network Credit Card Master Note Trust, MUFG Union Bank, N.A. and U.S. Bank National Association.	8-K	4.1	6/24/21

10.67	(b) (c) (d)	Succession Agreement, dated as of June 18, 2021, among WFN Credit Company, LLC, MUFG Union Bank, N.A. and U.S. Bank National Association.	8-K	4.2	6/24/21

10.68	(b) (c) (d)	Series 2019-A Indenture Supplement, dated as of February 20, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	2/21/19

10.69	(b) (c) (d)	Series 2019-B Indenture Supplement, dated as of June 26, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	6/28/19

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.70	(b) (c) (d)	Series 2019-C Indenture Supplement, dated as of September 18, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	9/20/19

10.71	(b) (c)	Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association.	8-K	4.4	8/31/01

10.72	(b) (c) (d)	First Amendment to Amended and Restated Trust Agreement, dated as of May 25, 2021, between WFN Credit Company, LLC and Citicorp Trust Delaware, National Association.	8-K	4.2	5/28/21

10.73	(b) (c)	Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.5	8/31/01

10.74	(b) (d)	First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.1	7/31/09

10.75	(b) (c) (d)	Third Amended and Restated Service Agreement, dated as of April 23, 2019, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/23/19

10.76	(b) (c) (d)	First Addendum to Appendix A of Third Amended and Restated Service Agreement, dated as of April 28, 2020, by and between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	11/1/19

10.77	(b) (c) (d)	Second Addendum to Appendix A of Third Amended and Restated Service Agreement, dated as of October 16, 2019, between Comenity Servicing LLC and Comenity Bank.	8-K	99.2	11/1/19

10.78	(b) (c) (d)	Amendment to Third Amended and Restated Service Agreement, dated as of February 20, 2020, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	2/25/20

10.79	(b) (c) (d)	First Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of April 28, 2020, by and between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	5/4/20

10.80	(b) (c) (d)	Second Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of August 26, 2020, between Comenity Servicing LLC and Comenity Bank.	10-D	99.2	9/14/20

10.81	(b) (c) (d)	Third Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of January 26, 2021, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	1/29/21

10.82	(b) (c) (d)	Fourth Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of March 31, 2021, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/2/21

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.83	(b) (c) (d)	Fifth Addendum to Appendix A and First Addendum to Appendix B of Third Amended and Restated Service Agreement, as Amended, dated as of April 30, 2021, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	5/3/21

10.84	(b) (c) (d)	Sixth Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of August 31, 2021, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	9/3/21

10.85	(b) (c) (d)	Seventh Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of January 1, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	1/6/22

10.86	(b) (c) (d)	Asset Representations Review Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and FTI Consulting, Inc.	8-K	10.1	7/8/16

10.87	(a)	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	10-Q	10.5	11/7/08

10.88	(a)	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.94	3/2/09

10.89	(a)	Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.127	2/28/11

10.90	(a)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.128	2/28/11

10.91	(a)	Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	10-Q	10.4	11/7/11

10.92	(a)	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.6	11/7/08

10.93	(a)	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.7	11/7/08

10.94	(a)	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association	10-Q	10.8	11/7/08

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.95	(a)	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.).	10-Q	10.9	11/7/08

10.96	(a)	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-Q	10.9	5/7/10

10.97	(a)	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A.	10-Q	10.3	11/7/11

10.98	(a)	Sixth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among WFN Credit Company, LLC, Comenity Bank, and Deutsche Bank Trust Company Americas.	10-K	10.94	2/27/17

10.99	(a)	Seventh Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 1, 2017, among WFN Credit Company, LLC, Comenity Bank, and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.96	2/27/18

10.100	(a)	Eighth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of November 16, 2020, among WFN Credit Company, LLC, Comenity Bank, and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.105	2/26/21

10.101	(a)	Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-K	10.134	2/28/11

10.102	(a)	Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.3	11/7/08

10.103	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.11	8/9/10

10.104	(a)	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.4	11/7/08

10.105	(a)	Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.12	8/9/10

10.106	(a)	Master Indenture, dated as of September 29, 2008, between World Financial Capital Master Note Trust and U.S. Bank National Association, together with Supplemental Indenture Nos. 1 - 3.	10-K	10.104	2/27/18

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.107	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 28, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	10-K	10.129	2/27/15

10.108	(a)	First Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-Q	10.8	8/7/17

10.109	(a)	Second Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 1, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.109	2/27/18

10.110	(a)	Third Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of May 3, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.110	2/26/19

10.111	(a)	Fourth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of August 31, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.111	2/26/19

10.112	(a)	Fifth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 1, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.112	2/26/19

10.113	(a)	Sixth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.118	2/26/21

10.114	(a)	Seventh Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of September 10, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.119	2/26/21

10.115	(a)	Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 28, 2017, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas.	10-Q	10.7	8/7/17

10.116	(a)	First Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of October 19, 2017, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.4	11/8/17

10.117	(a)	Second Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of August 31, 2018, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.115	2/26/19

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.118	(a)	Third Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of June 28, 2019, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.123	2/26/21

10.119	(a)	Fourth Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 17, 2020, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.124	2/26/21

10.120	(a)	Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2016, between World Financial Capital Master Note Trust and Deutsche Bank Trust Company Americas.	10-K	10.102	2/27/17

10.121	(a)	First Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2017, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.5	11/8/17

10.122	(a)	Second Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of September 28, 2018, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.3	11/6/18

10.123	(a)	Amended and Restated Credit Agreement, dated as of June 14, 2017, by and among Alliance Data Systems Corporation, certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other agents and lenders.	8-K	10.1	6/19/17

10.124	(a)	First Amendment to Amended and Restated Credit Agreement and Incremental Amendment, dated as of June 16, 2017, by and among Alliance Data Systems Corporation, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	8-K	10.2	6/19/17

10.125	(a)	Second Amendment to Amended and Restated Credit Agreement, dated as of July 5, 2018, by and among Alliance Data Systems Corporation, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	10-Q	10.2	8/7/18

10.126	(a)	Third Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2019, by and among Registrant, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	10-Q	10.7	5/6/19

10.127	(a)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2019, by and among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	8-K	10.2	12/23/19

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.128	(a)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of February 13, 2020, by and among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	10-K	10.125	2/28/20

10.129	(a)	Sixth Amendment to Amended and Restated Credit Agreement, dated as of September 22, 2020, by and among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	8-K	10.2	9/23/20

10.130	(a)	Seventh Amendment to Amended and Restated Credit Agreement, dated as of July 9, 2021, by and among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	8-K	10.1	7/14/21

10.131	(a)	Indenture, dated as of December 20, 2019, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee (including the form of the Company’s 4.750% Senior Note due December 15, 2024).	8-K	4.1	12/23/19

10.132	(a)	First Supplemental Indenture, dated as of August 6, 2021, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee under the Indenture dated as of December 20, 2019.	10-Q	10.4	11/3/21

˄10.133	(a)	Indenture, dated as of September 22, 2020, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee (including the form of the Company’s 7.000% Senior Note due January 15, 2026).	8-K	4.1	9/23/20

10.134	(a)	First Supplemental Indenture, dated as of August 6, 2021, among Alliance Data Systems Corporation, certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee under the Indenture dated as of September 22, 2020.	10-Q	10.5	11/3/21

∧10.135	(a)	Separation and Distribution Agreement, dated as of November 3, 2021, by and between Alliance Data Systems Corporation and Loyalty Ventures Inc.	8-K	2.1	11/8/21

∧10.136	(a)	Transition Services Agreement, dated as of November 5, 2021, by and between Alliance Data Systems Corporation and Loyalty Ventures Inc.	8-K	10.1	11/8/21

∧10.137	(a)	Tax Matters Agreement, dated as of November 5, 2021, between Alliance Data Systems Corporation and Loyalty Ventures Inc.	8-K	10.2	11/8/21

∧10.138	(a)	Employee Matters Agreement, dated as of November 5, 2021, by and between Alliance Data Systems Corporation and Loyalty Ventures Inc.	8-K	10.3	11/8/21

10.139	(a)	First Amendment to Employee Matters Agreement, dated as of December 6, 2021, by and between Alliance Data Systems Corporation and Loyalty Ventures Inc.	8-K	10.1	12/7/21

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.140	(a)	Registration Rights Agreement, dated as of November 5, 2021, by and among Alliance Data Systems Corporation and Loyalty Ventures Inc.	8-K	10.4	11/8/21

*21	(a)	Subsidiaries of the Registrant

*23.1	(a)	Consent of Deloitte & Touche LLP

*31.1	(a)	Certification of Chief Executive Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Alliance Data Systems Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	(a)

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

The following financial information from Alliance Data Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

< Pursuant to Item 601 (b)(10)(iv) of Regulation S-K, certain identified information has been excluded from this exhibit because it is both not material and considered confidential non-public personal information. Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Registrant hereby undertakes to furnish supplementally an unredacted copy of the exhibit or a copy of any omitted schedule upon request by the U.S. Securities and Exchange Commission.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALLIANCE DATA SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alliance Data Systems Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance Data Systems Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes listed in the index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company adopted ASC 326, Measurement of Credit Losses on Financial Instruments (“CECL”), using the modified retrospective approach on January 1, 2020.

Emphasis of Matter

As discussed in Note 22 to the financial statements, the Company’s financial statements have been presented with its former LoyaltyOne segment as a discontinued operation. Further, the Company has adjusted the presentation of its Consolidated Financial Statements from its historical approach under SEC Regulation S-X Article 5, which is broadly applicable to all “commercial and industrial companies,” to Article 9, which is applicable to “bank holding companies.”

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

Effective January 1, 2020, the Company adopted ASC 326 on a modified retrospective approach and applied a Current Expected Credit Loss (“CECL”) model to determine its allowance for credit losses. Under CECL, the allowance for credit losses is an estimate of expected credit losses, measured over the estimated life of its credit card and other loans that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the CECL model is significantly influenced by the composition, characteristics and quality of the Company’s portfolio of credit card and other loans, as well as the prevailing economic conditions and forecasts utilized.

In estimating its allowance for credit losses, management utilizes various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models utilize historical data and applicable macroeconomic variables with statistical analysis and behavioral relationships with credit performance. The Company’s quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card and other loans, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects the Company’s best estimate of current expected credit losses. At December 31, 2021, the total allowance for credit losses was $1.8 billion.

Given the significant judgments made by management in estimating its allowance for credit losses related to credit card loans, performing audit procedures to evaluate the reasonableness of the estimated allowance for credit losses, including procedures to evaluate the qualitative adjustments, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit modeling specialists.

How the Critical Audit Matter Was Addressed in the Audit

●	We tested the design and operating effectiveness of management’s controls over the determination and review of model methodology, significant assumptions and qualitative adjustments.
●	We evaluated whether the method (including the model), data, and significant assumptions are appropriate in the context of the applicable financial reporting framework.
●	We tested the completeness and accuracy of the historical data used in management’s models.
●	With assistance from credit modeling specialists, we evaluated whether the model is suitable for determining the estimate, which included understanding the model methodology and logic, whether the selected method for estimating credit losses is appropriate and whether the significant assumptions were reasonable.
●	We evaluated the reasonableness of the selection of forecasted macroeconomic variables, considered alternative forecasted scenarios and evaluated any contradictory evidence.
●	We evaluated whether judgments have been applied consistently to the model and that any qualitative adjustments to the output of the model are consistent with the measurement objective of the applicable financial reporting framework and are appropriate in the circumstances.
●	We considered any contradictory evidence that arose while performing our procedures, and whether or not this evidence was indicative of management bias.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 25, 2022

We have served as the Company's auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alliance Data Systems Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliance Data Systems Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of the Accounting Standards Codification ASC 326, Measurement of Credit Losses on Financial Instruments and an emphasis of matter paragraph regarding the discontinued operations and adjustments related to the presentation of its Consolidated Financial Statements from its historical approach under SEC Regulation S-X Article 5, which is broadly applicable to all “commercial and industrial companies,” to Article 9, which is applicable to “bank holding companies.”

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 25, 2022

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2021	2020	2019

	(in millions, except per share amounts)
Interest income
Interest and fees on loans	$3,861	$3,931	$4,729
Interest on cash and investment securities	7	21	98
Total interest income	3,868	3,952	4,827
Interest expense
Interest on deposits	167	238	307
Interest on borrowings	216	261	331
Total interest expense	383	499	638
Net interest income	3,485	3,453	4,189
Non-interest income
Interchange revenue, net of retailer share arrangements	(369)	(332)	(358)
Other	156	177	219
Total non-interest income	(213)	(155)	(139)
Total net interest and non-interest income	3,272	3,298	4,050
Provision for credit losses	544	1,266	1,188
Total net interest and non-interest income, after provision for credit losses	2,728	2,032	2,862
Non-interest expenses
Employee compensation and benefits	671	609	721
Card and processing expenses	323	396	479
Information processing and communication	216	191	187
Marketing expenses	160	143	205
Depreciation and amortization	92	106	96
Other	222	286	512
Total non-interest expenses	1,684	1,731	2,200
Income from continuing operations before income taxes	1,044	301	662
Provision for income taxes	247	93	156
Income from continuing operations	797	208	506
Income (loss) from discontinued operations, net of income taxes	4	6	(228)
Net income	$801	$214	$278

Basic income per share (Note 20):
Income from continuing operations	$16.02	$4.36	$9.94
Income (loss) from discontinued operations	$0.07	$0.11	$(4.56)
Net income per share	$16.09	$4.47	$5.38

Diluted income per share (Note 20):
Income from continuing operations	$15.95	$4.35	$9.94
Income (loss) from discontinued operations	$0.07	$0.11	$(4.48)
Net income per share	$16.02	$4.46	$5.46

Weighted average shares (Note 20):
Basic	49.7	47.8	50.0
Diluted	50.0	47.9	50.9

See Notes to Consolidated Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020	2019

	(in millions)
Net income	$801	$214	$278

Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(24)	22	15
Tax benefit (expense)	2	(1)	(2)
Unrealized (loss) gain on available-for-sale securities, net of tax	(22)	21	13

Unrealized gain (loss) on cash flow hedges	1	(1)	—
Tax benefit (expense)	—	—	—
Unrealized gain (loss) on cash flow hedges, net of tax	1	(1)	—

Unrealized gain on net investment hedge	20	—	7
Tax expense	(13)	—	(2)
Unrealized gain on net investment hedge, net of tax	7	—	5

Foreign currency translation adjustments (inclusive of deconsolidation of $54 million, $4 million and $27 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to the disposition of businesses)	17	75	20

Other comprehensive income, net of tax	3	95	38

Total comprehensive income, net of tax	$804	$309	$316

See Notes to Consolidated Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

	(in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,046	$2,796
Credit card and other loans:
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities: 2021, $11,215; 2020, $11,208)	17,399	16,784
Allowance for credit losses	(1,832)	(2,008)
Credit card and other loans, net	15,567	14,776
Available-for-sale securities	239	225
Property and equipment, net	215	213
Goodwill and intangible assets, net	687	711
Other assets	1,992	1,363
Assets of discontinued operations	—	2,463
Total assets	$21,746	$22,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$11,027	$9,793
Debt issued by consolidated variable interest entities	5,453	5,710
Long-term and other debt	1,986	2,806
Other liabilities	1,194	1,359
Liabilities of discontinued operations	—	1,357
Total liabilities	19,660	21,025
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 49.9 million and 117.1 million shares at December 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	2,174	3,427
Treasury stock, at cost, no shares and 67.4 million shares at December 31, 2021 and December 31, 2020, respectively	—	(6,733)
(Accumulated deficit) retained earnings	(87)	4,832
Accumulated other comprehensive loss	(2)	(5)
Total stockholders’ equity	2,086	1,522
Total liabilities and stockholders’ equity	$21,746	$22,547

See Notes to Consolidated Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							(Accumulated	Accumulated
					Additional		Deficit)	Other	Total
	Common Stock		Preferred Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
January 1, 2019	113.0	$1	—	$—	$3,172	$(5,715)	$5,012	$(138)	$2,332
Net income	—	—	—	—	—	—	278	—	278
Other comprehensive income	—	—	—	—	—	—	—	38	38
Stock-based compensation	—	—	—	—	55	—	—	—	55
Issuance of preferred stock	—	—	0.2	—	42	(42)	—	—	—
Conversion of preferred stock to common stock	1.5	—	(0.2)	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	(976)	—	—	(976)
Dividends and dividend equivalent rights declared ($2.52 per common share)	—	—	—	—	—	—	(127)	—	(127)
Issuance of shares to employees, net of shares withheld for employee taxes	0.5	—	—	—	(11)	—	—	—	(11)
December 31, 2019	115.0	$1	—	$—	$3,258	$(6,733)	$5,163	$(100)	$1,589
Net income	—	—	—	—	—	—	214	—	214
Cumulative effect of change in accounting principle — Allowance for credit losses	—	—	—	—	—	—	(485)	—	(485)
Other comprehensive income	—	—	—	—	—	—	—	95	95
Stock-based compensation	—	—	—	—	21	—	—	—	21
Common stock issued as consideration for acquired business	1.9	—	—	—	149	—	—	—	149
Dividends and dividend equivalent rights declared ($1.26 per common share)	—	—	—	—	—	—	(60)	—	(60)
Issuance of shares to employees, net of shares withheld for employee taxes	0.2	—	—	—	(1)	—	—	—	(1)
December 31, 2020	117.1	$1	—	$—	$3,427	$(6,733)	$4,832	$(5)	$1,522
Net income	—	—	—	—	—	—	801	—	801
Other comprehensive income	—	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	—	—	29	—	—	—	29
Dividends and dividend equivalent rights declared ($0.84 per common share)	—	—	—	—	—	—	(42)	—	(42)
Retirement of treasury stock	(67.4)	—	—	—	(1,280)	6,733	(5,453)	—	—
Spinoff of Loyalty Ventures Inc.	—	—	—	—	—	—	(225)	—	(225)
Issuance of shares to employees, net of shares withheld for employee taxes	0.2	—	—	—	(2)	—	—	—	(2)
December 31, 2021	49.9	$1	—	$—	$2,174	$—	$(87)	$(2)	$2,086

See Notes to Consolidated Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019

	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$801	$214	$278
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	544	1,266	1,188
Depreciation and amortization	123	184	249
Deferred income taxes	(15)	(223)	(186)
Non-cash stock compensation	29	21	55
Amortization of deferred financing costs	31	36	43
Gain on sale of business	—	(14)	(512)
Loss on extinguishment of debt	—	—	72
Asset impairment charges	—	64	52
Amortization of deferred origination costs and other charges	71	52	241
Change in other operating assets and liabilities, net of acquisitions and dispositions
Change in other assets	(30)	210	(43)
Change in other liabilities	(11)	73	(219)
Net cash provided by operating activities	1,543	1,883	1,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in credit card and other loans	(1,805)	1,784	(2,587)
Change in redemption settlement assets	(113)	(41)	(9)
Proceeds from sale of business	—	27	4,410
Payments for acquired businesses, net of cash and restricted cash	(75)	(267)	(7)
Proceeds from sale of credit card loan portfolio	512	289	2,062
Purchase of credit card loan portfolios	(110)	—	(925)
Capital expenditures	(84)	(54)	(142)
Purchases of available-for-sale securities	(93)	(40)	(20)
Maturities of available-for-sale securities	73	77	60
Other	4	(1)	19
Net cash (used in) provided by investing activities	(1,691)	1,774	2,861

CASH FLOWS FROM FINANCING ACTIVITIES:
Unsecured borrowings under debt agreements	38	1,276	3,111
Repayments/maturities of unsecured borrowings under debt agreements	(864)	(1,320)	(5,982)
Debt issued by consolidated variable interest entities	4,278	2,419	4,852
Repayments/maturities of debt issued by consolidated variable interest entities	(4,538)	(4,096)	(5,219)
Net increase (decrease) in deposits	1,228	(2,370)	356
Debt proceeds from spinoff of Loyalty Ventures Inc.	652	—	—
Transfers to Loyalty Ventures Inc. related to spinoff	(127)	—	—
Payment of debt extinguishment costs	—	—	(46)
Payment of deferred financing costs	(13)	(19)	(45)
Proceeds from issuance of common stock	4	3	12
Dividends paid	(42)	(61)	(127)
Purchase of treasury shares	—	—	(976)
Other	(8)	1	(28)
Net cash provided by (used in) financing activities	608	(4,167)	(4,092)

Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	—	15	3

Change in cash, cash equivalents and restricted cash	460	(495)	(10)
Cash, cash equivalents and restricted cash at beginning of year	3,463	3,958	3,968
Cash, cash equivalents and restricted cash at end of year	$3,923	$3,463	$3,958

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$357	$488	$672
Cash paid during the year for income taxes, net	$325	$268	$1,071

The Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations.

See Notes to Consolidated Financial Statements.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

Alliance Data Systems Corporation (ADSC or, including its consolidated subsidiaries and variable interest entities, the Company) is a leading provider of tech-forward payment and lending solutions, serving customers and consumer-based industries in North America. Through omnichannel touch points and a comprehensive product suite that includes credit products and Bread® digital payment solutions, the Company helps its partners drive loyalty and growth, while giving customers greater payment choices. Through its Comenity-branded financial services, it also offers credit and savings products to consumers. With the spinoff of its LoyaltyOne® segment in November 2021, classified as discontinued operations herein, the Company operates in one reportable segment.

BASIS OF PRESENTATION

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation. In particular, as a result of the spinoff of its LoyaltyOne segment as discontinued operations, the Company has adjusted the presentation of its Consolidated Financial Statements from its historical approach under SEC Regulation S-X Article 5, which is broadly applicable to all “commercial and industrial companies,” to Article 9, which is applicable to “bank holding companies.” While neither the Company nor any of its subsidiaries are considered a “bank” within the meaning of the Bank Holding Company Act, the changes from the historical presentation, to the bank holding company presentation, the most significant of which reflect a reclassification of Interest expense within Net interest income, are intended to reflect the Company’s operations going forward and better align the Company with its peers for comparability purposes. As noted above, the Company’s Consolidated Financial Statements have been presented with its LoyaltyOne segment as discontinued operations. See Note 22, “Discontinued Operations and Bank Holding Company Financial Presentation,” for more information.

SIGNIFICANT ACCOUNTING POLICIES

The Company presents its accounting policies within the Notes to the Consolidated Financial Statements to which they relate; the table below lists such accounting policies and the related Notes. The remaining significant accounting policies applied by the Company are included below.

Significant Accounting Policy	Note Number	Note Title
Credit Card and Other Loans	Note 3	Credit Card and Other Loans
Allowance for Credit Losses	Note 4	Allowance for Credit Losses
Transfers of Financial Assets	Note 5	Securitizations
Available-for-Sale Securities	Note 6	Available-for-Sale Securities
Property and Equipment	Note 7	Property and Equipment, Net
Goodwill	Note 8	Goodwill and Intangible Assets, Net
Intangible Assets, Net	Note 8	Goodwill and Intangible Assets, Net
Leases	Note 10	Leases
Stock Compensation Expense	Note 18	Stockholders' Equity
Income Taxes	Note 19	Income Taxes
Earnings Per Share	Note 20	Earnings Per Share

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ADSC and all subsidiaries in which the Company has a controlling financial interest. For voting interest entities, a controlling financial interest is determined when the Company is able to exercise control over the operating and financial decisions of the investee. For variable interest entities (VIEs), which are themselves determined based on the amount and characteristics of the equity in the entity, the Company has a controlling financial interest when it is determined to be the primary beneficiary. The primary beneficiary is the party having both the power to exercise control over the activities that most significantly impact the

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

VIE’s financial performance, as well as the obligation to absorb the losses of, or the right to receive the benefits from, the VIE that could potentially be significant to that VIE. The Company is the primary beneficiary of its securitization trusts and therefore consolidates these trusts within its Consolidated Financial Statements.

In cases where the Company does not have a controlling financial interest, but is able to exert significant influence over the operating and financial decisions of the entity, the Company accounts for such investments under the equity method.

All intercompany transactions have been eliminated.

Currency Translation

The Company’s monetary assets and liabilities denominated in foreign currencies, for example those of subsidiaries outside the U.S., are translated into U.S. dollars based on the rates of exchange in effect at the end of the reporting period, while non-monetary assets and liabilities are translated based on the rates of exchange in effect as of the date of the transaction giving rise to the asset or liability. Income and expense items are translated at the average exchange rates prevailing during the period. The resulting effects, along with any related hedge or tax impacts, are recorded in Accumulated other comprehensive loss, a component of stockholders’ equity. Translation adjustments, along with the related hedge and tax impacts, are recognized in the Consolidated Statements of Income upon the sale or substantial liquidation of an investment in a foreign subsidiary. Gains and losses resulting from transactions in currencies other than the entity’s functional currency are recognized in Other non-interest expenses in the Consolidated Statements of Income, and were insignificant for each of the periods presented. Historically, the Company’s impacts from foreign currency exchange rate fluctuations were most prevalent within businesses that have been spun off, such as LoyaltyOne, or sold, such as Epsilon, both of which are reflected as discontinued operations herein.

Amounts Based on Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported amounts of income and expenses during the reporting periods. The most significant of those estimates and judgments relate to the Company’s Allowance for credit losses; actual results could differ.

Revenue Recognition

The Company’s primary source of revenue is from Interest and fees on loans from its various credit card and other loan products, and to a lesser extent from contractual relationships with its brand partners. The following describes the Company’s recognition policies across its various sources of revenue.

Interest and fees on loans: Represent revenue earned on customer accounts owned by the Company, and is recognized in the period earned in accordance with the contractual provisions of the credit agreements. Interest and fees continue to accrue on all accounts, except in limited circumstances, until the account balance and all related interest and fees are paid or charged-off, in the month during which an account becomes 180 days past due for credit card loans or 120 days past due for installment loans. Charge-offs for unpaid interest and fees, as well as any adjustments to the allowance associated with unpaid interest and fees, are recorded as a reduction of Interest and fees on loans. Direct loan origination costs on credit card and other loans are deferred and amortized on a straight-line basis over a one-year period for credit card loans, or for installment loans over the life of the loan, and are recorded as a reduction to Interest and fees on loans. As of December 31, 2021 and 2020, the remaining unamortized deferred direct loan origination costs were $48 million and $38 million, respectively, and included in Total credit card and other loans.

Interest on cash and investment securities: Represents revenue earned on cash and cash equivalents as well as investments in debt and equity securities, and is recognized in the period earned.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interchange revenue, net of retailer share arrangements: Represents revenue earned from merchants, including our brand partners, and cardholders from processing and servicing accounts, and is recognized as such services are performed. Revenue earned from merchants, including our brand partners, primarily consists of merchant and interchange fees, which are transaction fees charged to the merchant for the processing of credit card transactions and are recognized at the time the cardholder transaction occurs. Our credit card program agreements may also provide for royalty payments to our brand partners based on purchased volume, or if certain contractual incentives are met such as if the economic performance of the program exceeds a contractually defined threshold, or payments for new accounts. These amounts are recorded as a reduction of revenue in the period incurred.

Other non-interest income: Represents ancillary revenues earned from cardholders, consisting primarily of monthly fees from the purchase of certain payment protection products which are recognized based on the average cardholder account balance over time and can be cancelled at any point by the cardholder, as well as gains or losses on the sales of loan portfolios and income or losses from equity method investments.

Contract Costs: The Company recognizes as an asset contract costs, such as up-front payments pursuant to contractual agreements with brand partners. Such costs are deferred and recognized on a straight-line basis over the term of the related agreement. Depending on the nature of the contract costs, the amortization is recorded as a reduction to Non-interest income, or a charge to Non-interest expenses, in the Company’s consolidated statements of income. Amortization of contract costs recorded as a reduction to Interchange revenue, net of retailer share arrangements was $64 million, $65 million and $72 million for the years ended December 31, 2021, 2020 and 2019, respectively; amortization of contract costs recorded in Non-interest expenses totaled $11 million, $12 million and $12 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, the remaining unamortized contract costs were $364 million and $311 million, respectively, and are included in Other assets on the Consolidated Balance Sheets.

The Company performs an impairment assessment when events or changes in circumstances indicate that the carrying amount of contract costs may not be recoverable. For the year ended December 31, 2020, due to the global COVID-19 pandemic and resulting retail store closures and significant declines in credit sales, the Company recognized an impairment charge of $38 million in Non-interest expenses in its Consolidated Statement of Income. No impairment charges were recognized in either of the years ended December 31, 2021 or 2019.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing cash balances such as those invested in money market funds, as well as other highly liquid short-term investments with an original maturity of three months or less, and restricted cash. As of December 31, 2021 and 2020, cash and due from banks was $251 million and $262 million, respectively, interest-bearing cash balances were $2.7 billion and $2.5 billion, respectively, and short-term investments were $80 million and $29 million, respectively.

Restricted cash primarily represents cash restricted for principal and interest repayments of debt issued by consolidated VIE securitization trusts, and is recorded in Other assets on the Consolidated Balance Sheets. Restricted cash totaled $877 million and $323 million at December 31, 2021 and 2020, respectively.

Derivative Financial Instruments

From time to time, the Company uses derivative financial instruments to manage its exposure to various financial risks; the Company does not trade or speculate in derivative financial instruments. Subject to the criteria set forth in GAAP, the Company will either designate its derivative financial instruments in hedging relationships, or as economic hedges should the criteria in GAAP not be met. For those derivatives designated in hedging relationships, changes in their fair values, excluding any ineffective portions, are recorded in Accumulated other comprehensive income, net of income taxes, until the hedged transactions affect net income; the ineffective portions of the derivative financial instruments are recognized through net income. For those derivatives not designated in hedging relationships, or economic hedges, changes in their fair values are recognized in the Consolidated Statements of Income as they occur.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s derivative financial instruments were immaterial to the Consolidated Financial Statements for the periods presented. With the spinoff of its LoyaltyOne segment in November 2021, the Company does not hold any derivative financial instruments as of December 31, 2021.

CONCENTRATIONS

We depend on a limited number of large partner relationships for a significant portion of our revenue. The business generated through our 10 largest partners represented approximately 59% and 65%, respectively, of our Total net interest and non-interest income during the years ended December 31, 2021 and 2020. Business generated through our relationship with Victoria’s Secret & Co. and its retail affiliates represented approximately 13% and 14% of our Total net interest and non-interest income during these same respective periods. We previously announced the non-renewal of our contract with BJ’s Wholesale Club (BJ’s). For the year ended December 31, 2021, BJ’s branded co-brand accounts generated approximately 8% of our Total net interest and non-interest income. As of December 31, 2021, BJ’s branded co-brand accounts were responsible for approximately 11% of our Total credit card and other loans.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. This ASU is elective and is effective upon issuance for all entities, and the adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminated certain exceptions within Accounting Standards Codification (ASC) 740, “Income Taxes,” and clarified certain aspects of ASC 740 to promote consistency among reporting entities. Most amendments within the standard were required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company’s adoption of this standard on January 1, 2021 did not have a material impact on its financial position, results of operations or cash flows, and there were no significant changes to accounting policies, business processes or internal controls as a result of adopting the standard.

Effective January 1, 2020, the Company adopted the new credit reserving methodology referred to as Current Expected Credit Loss (CECL), following a modified retrospective transition which resulted in an increase to the Allowance for credit losses of $644 million, an increase to net deferred tax assets of $159 million, with the offset to the opening balance of Retained earnings, net of income taxes, of $485 million. Under the CECL methodology, the Company utilizes a financial instrument impairment model to establish an allowance based on expected losses over the estimated life of the exposure, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. This approach differs from the Company’s historic model prior to January 1, 2020, which was based on an incurred loss approach. Although there were no significant changes to the Company’s accounting systems or internal controls as a result of adopting the standard, the Company modified certain of its existing controls and added new controls around its loss forecasting models.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. ACQUISITIONS

Bread

On September 28, 2020, the Company acquired 3.5 million preferred Series D Shares of Lon Inc., a Delaware corporation (Bread), for approximately $25 million, which represented an approximate 6% ownership interest in Bread. On December 3, 2020, the Company acquired the remaining interest in Bread, and accordingly its approximate 6% interest was remeasured at fair value; no gain or loss was recognized on the remeasurement.

Consideration for the 100% ownership of Bread consisted of cash of $275 million, equity of $149 million with the issuance of 1.9 million shares of the Company’s common stock, and deferred cash consideration of approximately $75 million paid in December 2021. Consideration, net of cash and restricted cash acquired, was $491 million.

The following table summarizes the allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the transaction, net of cash and restricted cash acquired, as of December 3, 2020 (in millions):

Installment loans	$112
Developed technology	91
Right of use assets - operating	4
Deferred tax asset, net	7
Intangible assets	11
Goodwill	370
Total assets acquired	595

Accounts payable	2
Accrued expenses	3
Operating lease liabilities	3
Debt issued by consolidated variable interest entities	96
Total liabilities assumed	104

Net assets acquired, net of cash and restricted cash	$491

The goodwill resulting from the acquisition was not deductible for tax purposes. Bread utilized certain statutory trusts to securitize its installment loans. As part of the acquisition, the Company acquired $112 million of installment loans restricted for securitization investors. In addition, the Company assumed two warehouse facilities totaling $96 million utilized to fund securitized loans, which were amended in December 2020 and repaid in full in August 2021. See Note 11, “Borrowings of Long-term and Other Debt,” for more information.

3. CREDIT CARD AND OTHER LOANS

The Company’s payment and lending solutions result in the generation of credit card and other loans, which are recorded at the time a cardholder enters into a point-of-sale transaction with a merchant. Credit card loans represent revolving amounts due and have a range of terms that include credit limits, interest rates and fees, which can be revised over time based on new information about the cardholder, in accordance with applicable regulations and the governing terms and conditions. Cardholders choosing to revolve their amounts due, instead of paying in full, are subject to finance charges and are required to make monthly payments based on pre-established amounts. Other loans, which are primarily installment loans offered to our customers, have a range of fixed terms such as interest rates, fees and repayment periods, and borrowers are required to make pre-established monthly payments over the term of the loan in accordance with the applicable terms and conditions. Credit card and other loans are presented on the Consolidated Balance Sheets net of the Allowance for credit losses, and include principal and any related accrued interest and fees. The Company continues to accrue interest and fee income on all accounts, except in limited circumstances, until the related balance and all related interest and fees are paid or charged-off; an Allowance for credit losses is established for uncollectable interest and fees.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For the most part, the Company classifies its credit card and other loans as held for investment. The Company sells a majority of its credit card loans originated by Comenity Bank and by Comenity Capital Bank, which together are referred to herein as the “Banks,” to securitization master trusts, which are themselves consolidated VIEs, and therefore these loans are restricted for securitization investors. All new originations of credit card and other loans are determined to be held for investment at origination because the Company has the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, the Company considers the average life and homogenous nature of its credit card and other loans. In assessing whether its credit card and other loans continue to be held for investment, the Company also considers capital levels and scheduled maturities of funding instruments used. The assertion regarding the intent and ability to hold credit card and other loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of the Company’s direct-to-consumer deposits and other funding instruments; the demonstrated ability to replace maturing time-based deposits and other borrowings with new deposits or borrowings; and historic payment activity on its credit card and other loans. Due to the homogenous nature of the Company’s credit card loans, amounts are classified as held for investment on a brand partner portfolio basis. From time to time certain credit card loans are classified as held for sale, as determined on a brand partner basis. The Company carries these assets at the lower of aggregate cost or fair value, and continues to recognize finance charges on an accrual basis. Cash flows associated with credit card and other loans originated or purchased for investment are classified as Cash flows from investing activities, regardless of any subsequent change in intent.

The Company’s credit card and other loans were as follows, as of December 31:

	2021	2020

	(in millions)
Credit card loans	$17,217	$16,666
Installment loans	182	118
Total credit card and other loans (1)(2)	17,399	16,784
Less: Allowance for credit losses	(1,832)	(2,008)
Credit card and other loans, net	$15,567	$14,776
(1)	Includes $11.2 billion of credit card and other loans available to settle obligations of consolidated VIEs as of both December 31, 2021 and 2020, respectively.
(2)	Includes $224 million and $219 million, of accrued interest and fees that have not yet been billed to cardholders as of December 31, 2021 and 2020, respectively.

Credit Card and Other Loans Aging

An account is contractually delinquent if the Company does not receive the minimum payment due by the specified due date. The Company’s policy is to continue to accrue interest and fee income on all accounts, except in limited circumstances, until the balance and all related interest and fees are paid or charged-off, which is typically at 180 days past due for credit card loans and 120 days past due for installment loans. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent. This collection scoring algorithm then recommends a strategy for collecting on the past due account, including a contact schedule and collections priority. If, after exhausting all in-house collection efforts, the Company is unable to make a collection it may engage collection agencies or outside attorneys to continue those efforts, or sell the charged-off balances.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the delinquency trends on the Company’s credit card and other loans portfolio based on the principal balances outstanding as of December 31, and excludes amounts that have not yet been billed to cardholders:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 days delinquent	61 to 90 days delinquent	91 or more days delinquent	Total delinquent	Current	Total

	(in millions)
As of December 31, 2021	$262	$186	$401	$849	$16,284	$17,133

As of December 31, 2020	$273	$203	$440	$916	$15,578	$16,494
(1)	Installment loan delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant at each period presented.

From time to time the Company may re-age cardholders’ accounts, which is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due; this practice affects credit card loan delinquencies and charge-offs. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to Current status. For the years ended December 31, 2021, 2020 and 2019, the Company’s re-aged accounts represented 1.7%, 2.8% and 2.4%, respectively, of total credit card and other loans. The Company’s re-aging practices comply with regulatory guidelines.

Net Principal Charge-offs

The Company’s net charge-offs include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and fraud losses. Charged-off interest and fees reduce Interest and fees on loans, while fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Installment loans, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, credit card and other loans, including unpaid interest and fees as applicable, are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case not later than 180 days past due. The Company records the actual charge-offs for unpaid interest and fees as a reduction to Interest and fees on loans, which were $456 million, $717 million and $809 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Modified Credit Card Loans

Forbearance Programs

In response to the global COVID-19 pandemic, the Company offered forbearance programs, which provided for short-term modifications in the form of payment deferrals and late fee waivers to borrowers who were current as of their most recent billing cycle, prior to the announcement of the forbearance programs. As of December 31, 2021 and 2020, the amount of credit card loans in these forbearance programs was approximately $86 million and $157 million, respectively. Additionally, the Company instituted two short-term forbearance programs with durations of three and six months, which provide concessions consisting primarily of a reduced minimum payment and an interest rate reduction, the balances of which were $12 million and $67 million as of December 31, 2021 and 2020, respectively. As a result of legislation enacted by the United States that provided companies with the option to temporarily suspend (a) certain requirements under GAAP for loan modifications directly related to the global COVID-19 pandemic that would otherwise be treated as troubled debt restructurings (TDRs) and (b) any determination that a loan modified as a result of the pandemic is a TDR, these short-term modifications offered by the Company are not considered TDRs.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Card Loans Modified as TDRs

The Company considers impaired loans to be loans for which it is probable that it will be unable to collect all amounts due according to the original contractual terms of the cardholder agreement, including credit card loans modified as TDRs. In instances where cardholders are experiencing financial difficulty, the Company may modify its credit card loans with the intention of minimizing losses and improving collectability, while providing cardholders with financial relief; such credit card loans are classified as TDRs, exclusive of forbearance programs described above. Modifications, including for temporary hardship and permanent workout programs, include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card loans, if the cardholder complies with the terms of the program. Additionally, the Company instituted two temporary hardship programs with durations of three and six months with similar terms to our short-term forbearance programs described above. As of December 31, 2021 and 2020, the outstanding balance of credit card loans in these two short-term temporary hardship programs treated as troubled debt restructurings totaled approximately $9 million and $40 million, respectively.

TDR concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments, and the cardholder’s ability to make future purchases is either limited, or suspended until the cardholder successfully exits from the modification program. In accordance with the terms of the Company’s temporary hardship and permanent workout programs, the credit agreement reverts back to its original contractual terms (including the contractual interest rate) when the customer exits the program, which is either when all payments have been made in accordance with the program, or when the customer defaults out of the program.

TDRs are collectively evaluated for impairment on a pooled basis. In measuring the appropriate allowance for credit losses, these modified credit card loans are included in the general pool of credit card loans, with the allowance determined under a contingent loss model. The Company’s impaired credit card loans represented less than 3% of total credit card loans as of December 31, 2021 and 2020, respectively. As of those same dates, the Company’s recorded investment in impaired credit card loans was $281 million and $490 million, respectively, with an associated allowance for credit losses of $81 million and $166 million, respectively. The average recorded investment in impaired credit card loans was $383 million and $412 million for the years ended December 31, 2021 and 2020, respectively.

Interest income on these impaired credit card loans is accounted for in the same manner as other non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not in modification programs. The Company recognized $26 million, $30 million and $23 million for the years ended December 31, 2021, 2020 and 2019, respectively, in interest income associated with credit card loans in modification programs, during the period that such loans were impaired.

The following table provides additional information regarding credit card loans modified as TDRs for the years ended December 31:

	2021			2020
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance

	(Dollars in millions)
Troubled debt restructurings	171,993	$254	$254	391,049	$554	$553

The following table provides additional information regarding credit card loans modified as TDRs that have subsequently defaulted within 12 months of their modification dates for the years ended December 31; the probability of default is factored into the allowance for credit losses:

	2021		2020
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance

	(Dollars in millions)
Troubled debt restructurings that subsequently defaulted	114,531	$154	118,600	$162

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

Credit Card Loans

As part of the Company’s credit risk management activities, the Company assesses overall credit quality by reviewing information related to the performance of a credit cardholder’s account, as well as information from credit bureaus relating to the cardholder’s broader credit performance. The Company utilizes VantageScore (Vantage) credit scores to assist in its assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. The Company categorizes these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and the Company uses alternative sources to assess credit risk and predict behavior. The table below excludes 0.1% of our total credit card loans balance at each of December 31, 2021 and 2020, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of the Company’s credit card loans by Vantage score as of December 31:

	Vantage
	2021			2020
	661 or	601 to	600 or	661 or	601 to	600 or
	Higher	660	Less	Higher	660	Less
Credit card loans	62%	26%	12%	60%	28%	12%

Note: The Company’s credit card loans are revolving as they do not have stated maturities, and therefore are exempted from certain vintage disclosures otherwise required under GAAP.

Installment Loans

The amortized cost basis of the Company’s installment loans totaled $182 million and $118 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, approximately 84% of these loans were originated by customers with Fair Isaac Corporation (FICO) scores of 660 or above, and approximately 16% of these loans were originated by customers with FICO scores below 660. Similarly, as of December 31, 2020, approximately 86% and 14% of these loans were originated by customers with FICO scores of 660 or above, and below 660, respectively.

Unfunded Loan Commitments

The Company is active in originating private label and co-brand credit cards in the United States. The Company manages potential credit risk in its unfunded lending commitments by reviewing each potential customer’s credit application and evaluating the applicant’s financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the United States and are not significantly concentrated in any one area.

The Company manages its potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of its portfolios and applying consistent underwriting standards. The Company has the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $112 billion and $108 billion at December 31, 2021 and 2020, respectively. While these amounts represented the total available unused credit card lines, the Company has not experienced and does not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of December 31, 2021 and 2020, there were no credit card loans held for sale. During the years ended December 31, 2021 and 2020, the Company sold credit card loan portfolios for cash consideration of approximately $512 million

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

and $289 million, respectively, and recognized associated gains of approximately $10 million and $20 million, respectively, which were recorded in Other non-interest income in the Consolidated Statements of Income.

Also during the year ended December 31, 2020, the Company recorded $8 million in portfolio valuation adjustments, which are reflected in Non-interest expenses, and as of September 2020, one of the Company’s credit card loan portfolios totaling approximately $82 million was transferred from held for sale to held for investment, and was included in Total credit card and other loans as of December 31, 2020. No such valuation adjustments or transfers occurred in 2021.

Portfolio Acquisitions

During the year ended December 31, 2021, the Company acquired three credit card loan portfolios for aggregate cash consideration of approximately $110 million, which consisted of approximately $106 million of credit card loans and $4 million of purchased credit card relationships intangible assets. No portfolio acquisitions were made during the year ended December 31, 2020.

4. ALLOWANCE FOR CREDIT LOSSES

Effective January 1, 2020, the Company adopted the CECL model on a modified retrospective approach and applied a CECL model to determine its allowance for credit losses. Reserves for reporting periods beginning after January 1, 2020 are presented using the CECL methodology, while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods. The allowance for credit losses is an estimate of expected credit losses, measured over the estimated life of its credit card and other loans that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the CECL model is significantly influenced by the composition, characteristics and quality of the Company’s portfolio of credit card and other loans, as well as the prevailing economic conditions and forecasts utilized. The estimate of the allowance for credit losses includes an estimate for uncollectible principal as well as unpaid interest and fees. Charge-offs of principal amounts, net of recoveries are deducted from the allowance. Charge-offs for unpaid interest and fees as well as any adjustments to the allowance associated with unpaid interest and fees are recorded as a reduction to Interest and fees on loans. The allowance is maintained through an adjustment to the Provision for credit losses and is evaluated for appropriateness.

In estimating its allowance for credit losses, for each identified group, management utilizes various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models utilize historical data and applicable macroeconomic variables with statistical analysis and behavioral relationships with credit performance. The Company’s quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card and other loans, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects the Company’s best estimate of current expected credit losses. As permitted by GAAP, the Company excludes unbilled finance charges from its amortized cost basis of credit card and other loans. As of December 31, 2021 and 2020, unbilled finance charges were $224 million and $219 million, respectively, and included in Credit card and other loans on the Consolidated Balance Sheets.

Credit Card Loans

The Company uses a “pooled” approach to estimate expected credit losses for financial assets with similar risk characteristics. As part of its CECL implementation, the Company evaluated multiple risk characteristics of its credit card loans portfolio, and determined delinquency status and credit quality to be the most significant characteristics for estimating expected credit losses. To estimate its allowance for credit losses, the Company segregates its credit card loans into four groups with similar risk characteristics, on the basis of delinquency status and credit quality risk score. These risk characteristics are evaluated on at least an annual basis, or more frequently as facts and circumstances

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

warrant. In determining the estimated life of the Company’s credit card loans, payments were applied to the measurement date balance with no payments allocated to future purchase activity. The Company uses a combination of First In First Out (FIFO) and the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (CARD Act) methodology to model balance paydown.

The Company’s groups of pooled financial assets with similar risk characteristics and their estimated life is as follows:

Estimated Life
(in months)
Group A (Current, risk score - high)	14
Group B (Current, risk score - low)	19
Group C (Delinquent, risk score - high)	17
Group D (Delinquent, risk score - low)	26

Installment Loans

The allowance for credit losses for installment loans utilizes a migration model over the remaining life of the loans. The model segmented accounts based on three attributes: delinquency, risk score and remaining term. As of December 31, 2021 and 2020, the allowance for credit losses related to installment loans was $14 million and $6 million, respectively.

Allowance for Credit Losses Rollforward

The following table presents the Company’s allowance for credit losses for its credit card and other loans. With the acquisition of Bread in December 2020, the Company acquired certain installment loans which represented a separate portfolio segment; the amount of the related allowance for credit losses was insignificant and therefore has been included in the table below. The amounts presented are for the years ended December 31:

	2021	2020		2019

	(in millions)
Beginning balance	$2,008	$1,815	(3)	$1,038

Provision for credit losses (1)	544	1,266		1,188
Change in estimate for uncollectible unpaid interest and fees	—	10		—
Net principal charge-offs (2)	(720)	(1,083)		(1,055)
Ending balance	$1,832	$2,008		$1,171
(1)	Provision for credit losses includes a build/release for the allowance, as well as replenishment of Net principal charge-offs.
(2)	Principal charge-offs are presented net of recoveries of $163 million, $205 million and $234 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)	Includes an increase of $644 million as of January 1, 2020, related to the adoption of the CECL methodology.

During the year ended December 31, 2021, the decrease in the allowance for credit losses was due to improved credit performance, lower net charge-offs and improving macroeconomic variables. In addition, improvements in customer payment behavior, which include the effects of government stimulus actions, have contributed to a reduction in credit card and other loans, as well as delinquencies, which also contributed to the reduction in the allowance for credit losses. During the year ended December 31, 2020, the increase in the allowance for credit losses was due to a $644 million cumulative-effect adjustment for the adoption of the CECL methodology as well as deterioration of the macroeconomic outlook due to the global COVID-19 pandemic.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. SECURITIZATIONS

The Company accounts for transfers of financial assets as either sales or financings. Transfers of financial assets that are accounted for as sales are removed from the Consolidated Balance Sheets with any realized gain or loss reflected in the Consolidated Statements of Income during the period in which the sale occurs. Transfers of financial assets that are not accounted for as a sale are treated as a financing.

The Company regularly securitizes the majority of its credit card loans through the transfer of those loans to one of its master trusts (the Trusts). The Company performs the decision making for the Trusts, as well as servicing the cardholder accounts that generate the credit card loans held by the Trusts. In its capacity as a servicer, the Company administers the loans, collects payments and charges-off uncollectible balances. Servicing fees are earned by a subsidiary of ADSC, which are eliminated in consolidation.

The Trusts are VIEs because they have insufficient equity at risk to finance their activities – being the issuance of debt securities and notes, collateralized by the underlying credit card loans. Because the Company performs the decision making and servicing for the Trusts, it has the power to direct the activities that most significantly impact the Trusts’ economic performance (the collection of the underlying credit card loans). In addition, the Company holds all of the variable interests in the Trusts, with the exception of the liabilities held by third-parties. These variable interests provide the Company with the right to receive benefits and the obligation to absorb losses, which could be significant to the Trusts. As a result of these considerations, the Company is deemed to be the primary beneficiary of the Trusts and therefore consolidates the Trusts.

The Trusts issue debt securities and notes, which are non-recourse to the Company. The collections on the securitized credit card loans held by the Trusts are available only for payment of those debt securities and notes, or other obligations arising in the securitization transactions. For its securitized credit card loans, during the initial phase of a securitization reinvestment period, the Company generally retains principal collections in exchange for the transfer of additional credit card loans into the securitized pool of assets. During the amortization or accumulation period of a securitization, the investors’ share of principal collections (in certain cases, up to a maximum specified amount each month) is either distributed to the investors or held in an account until it accumulates to the total amount due, at which time it is paid to the investors in a lump sum.

The Company is required to maintain minimum interests in its Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the years ended December 31, 2021, 2020 and 2019, no such triggering events occurred.

The following tables provide the total securitized credit card loans and related delinquencies as of December 31, and net principal charge-offs of securitized credit card loans for the years ended December 31:

	2021	2020

	(in millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$11,215	$11,208
Of which: principal amount of credit card loans 91 days or more past due	$159	$201

	2021	2020	2019

	(in millions)
Net charge-offs of securitized principal	$453	$756	$908

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale (AFS) securities consist of available-for-sale debt securities, equity securities, U.S. Treasury bonds and mutual funds. These investments are carried at fair value on the Consolidated Balance Sheets within Other assets. For any AFS debt securities in an unrealized loss position, the CECL methodology requires estimation of the lifetime expected credit losses which then would be recognized in the Consolidated Statements of Income by establishing, or adjusting an existing allowance for those credit losses. The Company did not have any such credit losses for the periods presented. Any unrealized gains, or any portion of a security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. The Company typically invests in highly-rated securities with low probabilities of default. Gains and losses on investments in equity securities are recorded in Other non-interest expenses in the Consolidated Statements of Income. Realized gains and losses are recognized upon disposition of the securities, using the specific identification method. The table below reflects unrealized gains and losses as of December 31:

	2021				2020
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
Available-for-sale securities	$237	$4	$(2)	$239	$219	$6	$—	$225
Total	$237	$4	$(2)	$239	$219	$6	$—	$225

The following table provides information about the Company’s AFS debt securities with gross unrealized losses, as of December 31, 2021, and the length of time such individual securities have been in a continuous unrealized loss position. The gross unrealized losses were insignificant on AFS debt securities as of December 31, 2020.

	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
Available-for-sale securities	$57	$(1)	$15	$(1)	$72	$(2)
Total	$57	$(1)	$15	$(1)	$72	$(2)

At December 31, 2021, the amortized cost and estimated fair value of the Company’s AFS securities by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in millions)
Due in one year or less (1)	$65	$65
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	172	174
Total	$237	$239
(1)	Includes mutual funds, which do not have a stated maturity.

There were no realized gains or losses from the sale of any AFS securities for the years ended December 31, 2021, 2020 and 2019.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. PROPERTY AND EQUIPMENT, NET

Furniture, equipment, buildings and leasehold improvements are carried at cost less accumulated depreciation, and depreciation is measured on a straight-line basis. Costs incurred during construction are capitalized; depreciation begins once the asset is placed in service. As of December 31, 2021, the Company’s furniture and equipment has remaining estimated useful lives ranging from less than one year to 10 years. Leasehold improvements are depreciated over the lesser of the remaining terms of the respective leases, or the economic lives of the improvements, and range from less than one year to 17 years, at December 31, 2021.

Costs associated with the acquisition or development of internal-use software are also capitalized and recorded in Property and equipment, net. Once the internal-use software is ready for its intended use, the cost is amortized on a straight-line basis over the software’s estimated useful life. As of December 31, 2021, the Company’s internal-use software has remaining estimated useful lives ranging from less than one year to four years.

The Company reviews long-lived assets and asset groups for impairment whenever events or circumstances indicate their carrying amounts may not be recoverable. An impairment is recognized if the carrying amount is not recoverable and exceeds the asset or asset group’s fair value.

With the Bread acquisition on December 3, 2020, the Company acquired $91 million of developed technology recorded in Property and equipment, net, which is being amortized over a 5 year life; the Company also impaired $4 million in capitalized software with the acquisition, which is included in Non-interest expenses in the Consolidated Statements of Income for the year ended December 31, 2020. Also during the fourth quarter of 2020, the Company determined it would reduce its real estate footprint and cease use of certain properties with the intent to sublease, triggering an impairment analysis of certain property and equipment. As a result of the analysis, the Company recorded asset impairment charges of $3 million and accelerated depreciation expense of $25 million, which is included in Non-interest expenses in the Consolidated Statements of Income for the year ended December 31, 2020.

Property and equipment consist of the following as of December 31:

	2021	2020

	(in millions)
Internal-use computer software and development	$263	$248
Furniture and equipment	107	122
Land and leasehold improvements	76	90
Construction in progress	25	24
Total	471	484
Accumulated depreciation and amortization	(256)	(271)
Property and equipment, net	$215	$213

Depreciation expense totaled $26 million, $57 million and $30 million for the years ended December 31, 2021, 2020 and 2019, respectively, and includes purchased software. Amortization expense on capitalized internal-use software costs totaled $37 million, $15 million and $18 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021 and 2020, the net amount of unamortized capitalized internal-use software costs included in Property and equipment, net on the Consolidated Balance Sheets was $113 million and $118 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill is reviewed at least annually for impairment, or more frequently if circumstances indicate that an impairment is probable, using qualitative or quantitative analysis. No goodwill impairment has been recognized during any of the years ended December 31, 2021, 2020, or 2019.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, respectively, were as follows (in millions):

Balance at December 31, 2019	$264
Goodwill acquired during the period (1)	370
Balance at December 31, 2020	$634
Goodwill acquired during the period	—
Balance at December 31, 2021	$634
(1)	Fully related to the acquisition of Bread in December 2020.

There were no accumulated goodwill impairment losses as of both December 31, 2021 and 2020.

Intangible Assets, net

The Company’s identifiable intangible assets consist of both amortizable and non-amortizable intangible assets. Definite-lived intangible assets are subject to amortization and are amortized on a straight-line basis over their estimated useful lives; indefinite-lived intangible assets are not amortized. The Company reviews long-lived assets and asset groups, including intangible assets, for impairment whenever events and circumstances indicate their carrying amounts may not be recoverable; recognizing an impairment if the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. No impairment of intangible assets has been recognized during any of the years ended December 31, 2021, 2020, or 2019.

Intangible assets consist of the following as of December 31:

	2021
	Gross	Accumulated
	Assets	Amortization	Net	Useful Life

	(in millions)
Definite-Lived Assets
Customer contracts and lists	$9	$(3)	$6	3 years
Premium on purchased credit card loan portfolios	133	(89)	44	1-13 years
Non-compete agreements	2	—	2	5 years
	$144	$(92)	$52
Indefinite-Lived Assets
Tradename	1	—	1	Indefinite life
Total intangible assets	$145	$(92)	$53

	2020
	Gross	Accumulated
	Assets	Amortization	Net	Useful Life

	(in millions)
Definite-Lived Assets
Customer contracts and lists	$9	$—	$9	3 years
Premium on purchased credit card loan portfolios	138	(73)	65	1-13 years
Non-compete agreements	2	—	2	5 years
	$149	$(73)	$76
Indefinite-Lived Assets
Tradename	1	—	1	Indefinite life
Total intangible assets	$150	$(73)	$77

With the Bread acquisition on December 3, 2020, the Company acquired $11 million of intangible assets, consisting of customer relationships of $9 million and a non-compete agreement of $2 million that are being amortized over weighted average lives of 3.0 years and 5.0 years, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Amortization expense related to intangible assets was approximately $29 million, $34 million and $48 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows for the years ending December 31 (in millions):

2022	$20
2023	15
2024	11
2025	2
2026	1
Thereafter	3
$52

9. OTHER ASSETS

The following is a summary of Other assets as of December 31:

	2021	2020

	(in millions)
Restricted cash (1)	$877	$323
Deferred contract costs	364	311
Deferred tax asset, net	302	289
Accounts receivable, net (2)	151	114
Right of use assets - operating	97	119
Investment in LVI	50	—
Other (3)	151	207
Total other assets	$1,992	$1,363
(1)	Represents principal accumulation for the repayment of debt issued by consolidated variable interest entities that matures in 2022 or that matured in 2021, at December 31, 2021 and 2020, respectively.
(2)	Primarily related to amounts receivable from brand partners, which are recorded at the invoiced amount and do not bear interest.
(3)	Primarily comprised of prepaid expenses and non-income-based tax receivables.

10. LEASES

The Company has various operating leases for facilities and equipment which are recorded as lease-related assets (right-of-use assets) and liabilities for those leases with terms greater than 12 months. The Company does not have any finance leases. The Company determines if an arrangement is a lease or contains a lease at inception, and does not separate lease and non-lease components. Right-of-use assets are recognized as of the lease commencement date at amounts equal to the respective lease liabilities, adjusted for any prepaid lease payments, initial direct costs and lease incentives. The Company’s lease liabilities are recognized at the present value of the contractual fixed lease payments discounted using the Company’s incremental borrowing rate, as the rate implicit in the lease is typically not readily determinable, as of the lease commencement date or upon modification of the lease. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. As of December 31, 2021, the Company’s leases have remaining lease terms ranging from less than one year, up to 17 years, some of which may include renewal options. Leases with an initial term of 12 months or less are not recognized on the Consolidated Balance Sheets; lease expense for these leases is recognized on a straight-line basis over the lease term.

As with other long-lived assets, right-of-use assets are reviewed for impairment whenever events and circumstances indicate their carrying amounts may not be recoverable. In the fourth quarter of 2020, the Company performed an impairment assessment for its right-of-use assets associated with its locations where it ceased use with the intent to

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

sublease. As a result, the Company recorded an asset impairment charge of $18 million, which is included in Non-interest expenses in the Consolidated Statements of Income for the year ended December 31, 2020.

The components of lease expense were as follows for the years ended December 31:

	2021	2020	2019

	(in millions)
Operating lease cost	$23	$25	$24
Short-term lease cost	—	1	1
Variable lease cost	2	2	3
Sublease income	(5)	(1)	—
Total	$20	$27	$28

The table below reflects other lease-related information as of December 31:

	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	9.8	10.3
Weighted-average discount rate:
Operating leases	5.8%	5.8%

Supplemental lease-related cash flow information was as follows for the years ended December 31:

	2021	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25	$28	$27
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5	$1	$23

Maturities of the Company’s lease liabilities by year were as follows as of December 31, 2021 (in millions):

2022	$20
2023	21
2024	21
2025	20
2026	19
Thereafter	86
Total undiscounted lease liabilities	187
Less: Amount representing interest	(47)
Total present value of minimum lease payments	$140

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. BORROWINGS OF LONG-TERM AND OTHER DEBT

Long-term and other debt consisted of the following as of December 31:

Description	2021	2020	Contractual Maturities	Interest Rates

	(Dollars in millions)
Long-term and other debt:
Revolving line of credit	$—	$—	July 2024	(1)
Term loans	658	1,484	July 2024	(2)
Senior notes due 2024	850	850	December 2024	4.750%
Senior notes due 2026	500	500	January 2026	7.000%
Subtotal	2,008	2,834
Less: Unamortized debt issuance costs	22	28
Total long-term and other debt	$1,986	$2,806

Deposits:
Certificates of deposit	$5,447	$6,015	Various – Jan 2022 to Dec 2026	0.20% to 3.75%
Money market and other non-maturity deposits	5,586	3,790	Non-maturity	(3)
Subtotal	11,033	9,805
Less: Unamortized debt issuance costs	6	12
Total deposits	$11,027	$9,793

Debt issued by consolidated VIEs:
Fixed rate asset-backed term note securities	$1,572	$3,424	Various – Feb 2022 to Sep 2022	2.21% to 3.61%
Conduit asset-backed securities	3,883	2,205	Various – Aug 2022 to Oct 2023	(4)
Secured loan facility	—	86
Subtotal	5,455	5,715
Less: Unamortized debt issuance costs	2	5
Total debt issued by consolidated VIEs	$5,453	$5,710

Total borrowings of long-term and other debt	$18,466	$18,309
(1)	The interest rate is based upon LIBOR plus an applicable margin.
(2)	The interest rate is based upon LIBOR plus an applicable margin. The weighted average interest rate for the term loans was 1.85% and 1.90% at December 31, 2021 and 2020, respectively.
(3)	The interest rates are based on the Federal Funds rate plus an applicable margin. At December 31, 2021, the interest rates ranged from 0.05% to 3.50%. At December 31, 2020, the interest rates ranged from 0.38% to 3.50%.
(4)	The interest rate is based upon LIBOR or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. At December 31, 2021, the interest rates ranged from 0.89% to 0.96%. At December 31, 2020, the interest rates ranged from 1.39% to 1.89%.

Certain of the Company’s long-term debt agreements contain various restrictive financial and non-financial covenants. If the Company does not satisfy these covenants, the maturity of amounts outstanding may be accelerated and become payable. The Company was in compliance with all such covenants at December 31, 2021.

Long-term and Other Debt

Credit Agreement

The Company, as borrower, and certain of its wholly owned subsidiaries, as guarantors, are party to a credit agreement with various agents and lenders dated June 14, 2017, as amended (the credit agreement). At December 31, 2021, the credit agreement had $658 million aggregate principal amount of term loans outstanding (the term loans) and provided for a $750 million revolving credit facility (the revolving line of credit) which was undrawn as of December 31, 2021.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The credit agreement contains the usual and customary negative and affirmative covenants, including, but not limited to, restrictions on the Company’s ability and in certain instances, its subsidiaries’ ability to consolidate or merge; substantially change the nature of its business; sell, lease, or otherwise transfer any substantial part of its assets; create or incur indebtedness; create liens; and make acquisitions. The negative covenants are subject to certain exceptions as specified in the credit agreement. The credit agreement also requires the Company to comply with certain financial covenants and includes customary events of default.

In July 2021, the Company amended its credit agreement to, among other things, (i) provide consent by the lenders to the spinoff or sale of our LoyaltyOne segment, (ii) extend the maturity date of the revolving loans and approximately 86% of the term loans from December 31, 2022 to July 1, 2024, (iii) revise the method of determining interest rates and commitment fees to be charged in connection with the loans, (iv) modify the financial and operational covenants and certain other provisions in the credit agreement to reflect our business and operations after giving effect to the LoyaltyOne spinoff, including a financial covenant that Comenity Bank and Comenity Capital Bank each maintain a common equity tier 1 capital ratio of at least 11% at all times there are term loans outstanding (or at least 10% if no term loans are outstanding), (v) require a prepayment of certain of the loans in an amount equal to the net proceeds from the LoyaltyOne spinoff or sale, including any net proceeds from debt that is distributed to us minus, in the case of the first transaction associated with the divestiture of the LoyaltyOne spinoff or sale, $25 million and (vi) add Lon Inc. and Lon Operations LLC acquired in our acquisition of Bread as additional guarantors. Following our receipt of $750 million in connection with the spinoff of our former LoyaltyOne segment in November 2021, we used $725 million of such amount to repay term loans under our credit agreement, as required by the July 2021 amendment, and used the remaining $25 million to make our scheduled fourth quarter amortization payment with respect to such loans.

As of December 31, 2021, the Company had $658 million aggregate principal amount of term loans outstanding with $750 million total availability under the revolving line of credit.

Senior Notes Due 2024 and 2026

The senior notes set forth below are each governed by their respective indenture that includes usual and customary negative covenants and events of default. These senior notes are unsecured and are guaranteed on a senior unsecured basis by certain of the Company’s existing and future domestic restricted subsidiaries that incurs or in any other manner becomes liable for any debt under the Company’s domestic credit facilities, including the credit agreement.

Due 2024: In December 2019, the Company issued and sold $850 million aggregate principal amount of 4.750% senior notes due December 15, 2024 (the Senior Notes due 2024). The Senior Notes due 2024 accrue interest on the outstanding principal amount at the rate of 4.750% per annum from December 20, 2019, payable semi-annually in arrears, on June 15 and December 15 of each year, beginning on June 15, 2020. The Senior Notes due 2024 will mature on December 15, 2024, subject to earlier repurchase or redemption.

Due 2026: In September 2020, the Company issued and sold $500 million aggregate principal amount of 7.000% senior notes due January 15, 2026 (the Senior Notes due 2026). The Senior Notes due 2026 accrue interest on the outstanding principal amount at the rate of 7.000% per annum from September 22, 2020, payable semi-annually in arrears, on March 15 and September 15 of each year, beginning on March 15, 2021. The Senior Notes due 2026 will mature on January 15, 2026, subject to earlier repurchase or redemption.

Deposits

The Company uses a variety of deposit products to finance its operating activities, including funding for its non-securitized credit card and other loans, and fund securitization enhancement requirements for the Banks. The Company offers both direct-to-consumer retail deposit products as well as deposits sourced through contractual arrangements with various financial counterparties. Direct-to-consumer retail deposits comprised approximately $3.2 billion and $1.7 billion of total deposits outstanding at December 31, 2021 and 2020, respectively. Other third-party sourced deposits (often referred to as wholesale deposits) comprised approximately $7.8 billion and $8.1 billion of total deposits outstanding at December 31, 2021 and 2020, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Banks issue certificates of deposit in denominations of at least $1,000, across various maturities ranging between January 2022 and December 2026. As of December 31, 2021, the effective annual interest rates on the certificates of deposit ranged from 0.20% to 3.75%, with a weighted average interest rate of 1.91%; as of December 31, 2020, the effective annual interest rates ranged from 0.15% to 3.75%, with a weighted average interest rate of 2.58%. Interest is paid monthly and at maturity, depending on the certificate of deposit.

The Banks also offer various non-maturity deposits; these deposits are redeemable on demand by the customer and, as such, have no scheduled maturity dates. As of December 31, 2021, the effective annual interest rates on such deposits ranged from 0.05% to 3.50%, with a weighted average interest rate of 0.68%; as of December 31, 2020, the effective annual interest rates ranged from 0.38% to 3.50%, with a weighted average interest rate of 1.00%. Interest is paid either monthly or at maturity.

Debt Issued by Consolidated VIEs

An asset-backed security is a security whose value and income payments are derived from and collateralized by a specified pool of underlying assets – in the case of the Company, its credit card loans. The sale of the pool of underlying assets to general investors is accomplished through a securitization process. The Company regularly sells its credit card loans to its Trusts, which are consolidated by the Company. The liabilities of these consolidated VIEs include asset-backed securities for which creditors, or beneficial interest holders, do not have recourse to the general credit of the Company.

Asset-Backed Term Notes

For the year ended December 31, 2021, no asset-backed term notes were issued, and $2.1 billion of asset-backed term notes matured and were repaid, of which $281 million were previously retained by us and therefore eliminated from the Consolidated Balance Sheets.

As of December 31, 2021, the Company collected $846 million of principal payments made by its credit cardholders during the accumulation period for the repayment of the $563 million Series 2019-A notes, which matured and were repaid in February 2022, the $399 million Series 2019-B notes, which mature in June 2022, and the $684 million Series 2019-C notes, which mature in September 2022. The cash is restricted to the securitization investors and is reflected in Other assets in the Consolidated Balance Sheet as of December 31, 2021.

Conduit Facilities

The Company maintained committed syndicated bank conduit facilities to support the funding of its credit card loans for its Trusts. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. During the year ended December 31, 2021, the Company obtained increased lender commitments under its conduit facilities of $1.3 billion and extended the respective maturities to August 2022 and October 2023. Total capacity under the conduit facilities was $4.5 billion, of which $3.9 billion had been drawn and was included in Debt issued by consolidated variable interest entities on the Consolidated Balance Sheets.

Secured Loan Facility

At December 31, 2020, the Company had a secured loan facility related to the acquisition of Bread, with an outstanding balance of $86 million that was set to mature in November 2022, with prepayment permitted. In August 2021, the Company repaid this outstanding secured loan facility in full.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Maturities

The future principal payments for the Company’s long-term and other debt are as follows, as of December 31, 2021:

	Long-Term		Debt Issued by
	and		Consolidated
Year	Other Debt	Deposits	VIEs	Total

	(in millions)
2022	$231	$9,096	$3,034	$12,361
2023	177	1,217	2,421	3,815
2024	1,100	627	—	1,727
2025	—	57	—	57
2026	500	36	—	536
Thereafter	—	—	—	—
Total maturities	2,008	11,033	5,455	18,496
Unamortized debt issuance costs	(22)	(6)	(2)	(30)
	$1,986	$11,027	$5,453	$18,466

12. OTHER LIABILITIES

The following is a summary of Other liabilities as of December 31:

	2021	2020

	(in millions)
Accounts payable and other brand partner liabilities	$291	$354
Accrued liabilities (1)	314	384
Operating lease liabilities	140	172
Long-term tax reserves	313	347
Other (2)	136	102
Total other liabilities	$1,194	$1,359
(1)	Primarily related to accrued payroll and benefits, marketing, taxes and professional services expenses.
(2)	Primarily comprised of long-term unearned revenue and cardholder liabilities.

13. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the years ended December 31:

	2021	2020	2019

	(in millions)
Payment protection products	$141	$156	$174
Gain on portfolio and other sales	10	20	41
Other	5	1	4
Total other non-interest income	$156	$177	$219

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides the components of Other non-interest expenses for the years ended December 31:

	2021	2020	2019

	(in millions)
Professional services and regulatory fees	$136	114	$120
Asset impairment charges	—	64	11
Portfolio valuation adjustments (to reflect the lower of cost or market)	—	—	190
Loss on extinguishment of debt	—	—	72
Other (1)	86	108	119
Total other non-interest expenses	$222	$286	$512
(1)	Primarily related to occupancy expense and non-income based taxes.

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value is defined under GAAP as the price that would be required to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; with such transaction based on the principal market, or in the absence of a principal market the most advantageous market for the specific instrument. GAAP provides for a three-level fair value hierarchy that classifies the inputs to valuation techniques used to measure fair value, defined as follows:

Level 1: Inputs that are unadjusted quoted prices for identical assets or liabilities in active markets that the entity can access.

Level 2: Inputs, other than those included within Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, or inputs other than quoted prices that are observable for the asset or liability.

Level 3: Inputs that are unobservable (e.g., internally derived assumptions) and reflect an entity’s own estimates about estimates market participants would use in pricing the asset or liability based on the best information available under the circumstances. In particular, Level 3 inputs and valuation techniques involve judgment and as a result are not necessarily indicative of amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

We monitor the market conditions and evaluate the fair value hierarchy levels quarterly. For the years ended December 31, 2021 and 2020, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

The following table summarizes the carrying values and fair values of the Company’s financial assets and financial liabilities as of December 31:

	2021		2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
Financial assets
Credit card and other loans, net	$15,567	$17,989	$14,776	$17,301
Available-for-sale securities	239	239	225	225
Financial liabilities
Deposits	11,027	11,135	9,793	10,016
Debt issued by consolidated variable interest entities	5,453	5,467	5,710	2,783
Long-term and other debt	1,986	2,053	2,806	2,875

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities

Credit card and other loans, net: The Company’s Credit card and other loans are recorded at historical cost, less an allowance for credit losses, on the Consolidated Balance Sheets. In estimating the fair values, the Company uses a discounted cash flow model (i.e., Level 3 inputs), primarily because a comparable whole loan sales market for similar loans does not exist, and therefore there is a lack of observable pricing inputs. The Company uses various internally derived inputs, including projected income, discount rates and forecasted write-offs; economic value attributable to future loans generated by the cardholder accounts is not included in the fair values.

Available-for-sale securities: AFS securities consist of available-for-sale debt securities, equity securities, U.S. Treasury bonds and mutual funds, and are recorded at fair value on the Consolidated Balance Sheets. Quoted prices of identical or similar investment securities in active markets are used to estimate the fair values (i.e., Level 1 or Level 2 inputs).

Deposits: Money market and other non-maturity deposits carrying values approximate their fair values because they are short-term in duration and have no defined maturity. Certificates of deposit are recorded at their historical issuance cost on the Consolidated Balance Sheets, adjusted for unamortized fees, with fair value being estimated based on the currently observable market rates available to the Company for similar deposits with similar remaining maturities (i.e., Level 2 inputs). Interest payable is included within Other liabilities on the Consolidated Balance Sheets.

Debt issued by consolidated VIEs: The Company records debt issued by its consolidated VIEs at historical issuance cost on the Consolidated Balance Sheets, adjusted for unamortized fees, as well as premiums or discounts, as applicable. Interest payable is included within Other liabilities on the Consolidated Balance Sheets. Fair value is estimated based on the currently observable market rates available to the Company for similar debt instruments with similar remaining maturities or quoted market prices for the same transaction (i.e., Level 2 inputs).

Long-term and other debt: The Company records its long-term and other debt at historical issuance cost on the Consolidated Balance Sheets, adjusted for unamortized fees, as well as premiums or discounts, as applicable. Interest payable is included within Other liabilities on the Consolidated Balance Sheets. The fair value is estimated based on the currently observable market rates available to the Company for similar debt instruments with similar remaining maturities, or quoted market prices for the same transaction (i.e., Level 2 inputs).

The following tables summarize the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs, as of December 31:

	2021
	Total	Level 1	Level 2	Level 3

	(in millions)
Available-for-sale securities	$239	$48	$191	$—
Total assets measured at fair value	$239	$48	$191	$—

	2020
	Total	Level 1	Level 2	Level 3

	(in millions)
Available-for-sale securities	$225	$34	$191	$—
Total assets measured at fair value	$225	$34	$191	$—

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables summarize the Company’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2021 and 2020. The fair values of these financial instruments are estimates as of December 31, 2021 and 2020, and require management’s judgment; therefore, these figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating all of the amounts presented.

	2021
	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and other loans, net	$17,989	$—	$—	$17,989
Total	$17,989	$—	$—	$17,989

Financial liabilities:
Deposits	$11,135	$—	$11,135	$—
Debt issued by consolidated VIEs	5,467	—	5,467	—
Long-term and other debt	2,053	—	2,053	—
Total	$18,655	$—	$18,655	$—

	2020
	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and other loans, net	$17,301	$—	$—	$17,301
Total	$17,301	$—	$—	$17,301

Financial liabilities:
Deposits	$10,016	$—	$10,016	$—
Debt issued by consolidated VIEs	5,783	—	5,783	—
Long-term and other debt	2,875	—	2,875	—
Total	$18,674	$—	$18,674	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property and equipment, right-of-use assets, deferred contract assets, goodwill, and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. The Company did not have any impairments for the year ended December 31, 2021.

For the year ended December 31, 2020, the Company recorded asset impairment charges of $64 million related to certain deferred contract costs, fixed assets and right-of-use assets. The fair values were determined by using discounted cash flow models over the estimated life of each asset; the principal assumptions used were forecasted future cash flows and the discount rate, which are considered Level 3 inputs. See Note 7, “Property and Equipment, Net,” and Note 10, “Leases,” for more information regarding asset impairments.

For the year ended December 31, 2019, as part of restructuring and other charges, the Company recorded asset impairments of $52 million.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Comenity Bank is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation (FDIC). The Company’s industrial bank, Comenity Capital Bank, is regulated, supervised and examined by the State of Utah and the FDIC. While neither of our Banks is currently subject to regular examinations by the CFPB due to each Bank’s total assets not having exceeded $10 billion for four consecutive quarters, we have in the past been, and may in the future become, subject to supervision and examination by the CFPB with respect to federal consumer protection laws.

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Tier 1 capital to average assets, Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on Comenity Bank’s and/or Comenity Capital Bank’s operating activities, as well as those of the Company. Based on these regulations, as of December 31, 2021 and 2020, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized.

The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, as of December 31, 2021, are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 capital to average assets (1)	20.0%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets (2)	21.4	4.5	6.5
Tier 1 capital to risk-weighted assets (3)	21.4	6.0	8.0
Total capital to risk-weighted assets (4)	22.7	8.0	10.0

Comenity Capital Bank
Tier 1 capital to average assets (1)	17.3%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets (2)	18.6	4.5	6.5
Tier 1 capital to risk-weighted assets (3)	18.6	6.0	8.0
Total capital to risk-weighted assets (4)	19.9	8.0	10.0

Combined Banks
Tier 1 capital to average assets (1)	18.6%	4.0%	5.0%
Common Equity Tier 1 capital to risk-weighted assets (2)	20.0	4.5	6.5
Tier 1 capital to risk-weighted assets (3)	20.0	6.0	8.0
Total capital to risk-weighted assets (4)	21.3	8.0	10.0
(1)	Tier 1 capital to average assets ratio represents tier 1 capital divided by total assets for leverage ratio.
(2)	Common Equity Tier 1 capital to risk-weighted assets ratio represents common equity tier 1 capital divided by total risk-weighted assets.
(3)	Tier 1 capital to risk-weighted assets ratio represents tier 1 capital divided by total risk-weighted assets.
(4)	Total capital to risk-weighted assets ratio represents total capital divided by total risk-weighted assets.

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

Indemnification

On July 1, 2019, the Company completed the sale of its Epsilon segment to Publicis Groupe S.A. (Publicis). Under the terms of the agreement governing that transaction, the Company agreed to indemnify Publicis and its affiliates from and against any losses arising out of or related to a United States Department of Justice (DOJ) investigation. The DOJ investigation related to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon actively cooperated with the DOJ in connection with the investigation. On January 19, 2021, Epsilon entered into a deferred prosecution agreement (DPA) with the DOJ to resolve the matters that were the subject of the investigation. Pursuant to the DPA, Epsilon agreed, among other things, to pay penalties and consumer compensation in the aggregate amount of $150 million, to be paid in two equal installments, the first in January 2021 and the second in January 2022. A $150 million loss contingency was recorded as of December 31, 2020. The Company paid $75 million to Publicis pursuant to its contractual indemnification obligation in January 2021. As of December 31, 2021, the Company had $75 million included in Accrued expenses in its Consolidated Balance Sheets.

In January 2022, the Company paid the second remaining $75 million installment to Publicis pursuant to its contractual indemnification obligation.

Legal Proceedings

From time to time the Company is involved in various claims and lawsuits arising in the ordinary course of business that it believes will not have a material effect on its consolidated financial condition or liquidity, including claims and lawsuits alleging breaches of the Company’s contractual obligations.

16. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

In March 2015, the Company’s Board of Directors adopted the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which was subsequently approved by the Company’s stockholders on June 3, 2015. The 2015 ESPP became effective July 1, 2015 with no definitive expiration date. The Company’s Board of Directors may at any time and for any reason terminate or amend the 2015 ESPP. No employee may purchase more than $25,000 worth of stock under the 2015 ESPP in any calendar year, and no employee may purchase stock under the 2015 ESPP if such purchase would cause the employee to own more than 5% of the voting rights or value of the Company’s common stock. The 2015 ESPP provides for six-month offering periods, commencing on the first trading day of the first and third calendar quarter of each year and ending on the last trading day of each subsequent calendar quarter. The purchase price of the common stock upon exercise is 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of each six-month period as defined above. An employee elects to participate and have contributions deducted through payroll deductions. The 2015 ESPP provides for the issuance of any remaining shares available for issuance under the 2005 ESPP, which were 441,327 shares at June 30, 2015. The 2015 ESPP reserved an additional 1,000,000 shares of the Company’s common stock for issuance under the 2015 Plan, bringing the maximum number of shares reserved for issuance under the 2015 ESPP to 1,441,327 shares, subject to adjustment as provided in the 2015 ESPP.

During the year ended December 31, 2021, the Company issued 57,713 shares of common stock under the 2015 ESPP at a weighted-average issue price of $70.44. Since its adoption on July 1, 2015, 571,825 shares of common stock have been issued, with 869,502 shares available for issuance under the 2015 ESPP.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

401(k) Retirement Savings Plan

The Alliance Data Systems 401(k) and Retirement Savings Plan (the RSP) is a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company amended the RSP effective December 3, 2020. The RSP is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible employees can participate in the RSP immediately upon joining the Company and after 180 days of employment begin receiving company matching contributions; “seasonal” or “on-call” employees must complete a year of eligibility service before they may participate. The RSP covers U.S. employees of Alliance Data Systems, Inc. who are at least 18 years old, one of the Company’s wholly-owned subsidiaries, and any other subsidiary or affiliated organization that adopts the RSP; employees of the Company and all of its U.S. subsidiaries are currently covered.

The RSP permits eligible employees to make Roth elective deferrals, which are included in the employee’s taxable income at the time of contribution, but not when distributed. Regular, or Non-Roth, elective deferrals made by employees, together with contributions by the Company to the RSP, and income earned on these contributions, are not taxable until withdrawn from the RSP. The Company matches an employee’s contribution dollar-for-dollar up to five percent of the employee’s eligible compensation; all Company matching contributions immediately vest. For the years ended December 31, 2021, 2020 and 2019, Company matching contributions were $15 million, $16 million and $35 million, respectively.

Participants in the RSP can direct their contributions and the Company’s matching contribution to numerous investment options, including the Company’s common stock. On July 20, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with the RSP pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2021, 290,897 of such shares remain available for issuance.

Executive Deferred Compensation Plan

The Company also maintains an Executive Deferred Compensation Plan (EDCP). The EDCP permits a defined group of management and highly compensated employees to defer on a pre-tax basis a portion of their base salary and incentive compensation (as defined in the EDCP) payable for services rendered. Deferrals under the EDCP are unfunded and subject to the claims of the Company’s creditors. Each participant in the EDCP is 100% vested in their account, and account balances accrue interest at a rate established and adjusted periodically by the Compensation and Human Capital committee of the Company’s Board of Directors. As of December 31, 2021 and 2020, the Company’s outstanding liability related to the EDCP, which was included in Other liabilities on the Consolidated Balance Sheets, was $18 million and $19 million, respectively.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

17. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

				Foreign Currency	Accumulated
	Net Unrealized	Net Unrealized	Net Unrealized	Translation	Other
	Gains (Losses) on	(Losses) Gains on	Gains (Losses) on	Adjustment	Comprehensive
	AFS Securities	Cash Flow Hedges	Net Investment Hedge	(Losses) Gains (1)	Loss

	(in millions)
Balance as of January 1, 2019	$(11)	$—	$(12)	$(115)	$(138)
Changes in other comprehensive income (loss)	13	—	5	(7)	11
Recognition resulting from the sale of Epsilon's foreign subsidiaries	—	—	—	27	27
Balance at December 31, 2019	$2	$—	$(7)	$(95)	$(100)
Changes in other comprehensive income (loss)	21	(1)	—	71	91
Recognition resulting from the sale of Precima's foreign subsidiaries	—	—	—	4	4
Balance at December 31, 2020	$23	$(1)	$(7)	$(20)	$(5)
Changes in other comprehensive income (loss)	(21)	2	—	(37)	(56)
Recognition resulting from the spinoff of LoyaltyOne's foreign subsidiaries	(1)	(1)	7	54	59
Balance at December 31, 2021	$1	$—	$—	$(3)	$(2)
(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates from the Company’s LoyaltyOne segment, which was spun off in November 2021.

With the spinoff of the Company’s LoyaltyOne segment on November 5, 2021, the $7 million net unrealized loss on its net investment hedge related to its net investment in BrandLoyalty was reclassified into net income. Upon the sale of Precima on January 10, 2020, $4 million of accumulated foreign currency translation adjustments attributable to Precima’s foreign subsidiaries sold were reclassified from accumulated other comprehensive loss and included in the calculation of the gain on the sale of Precima. Upon the sale of Epsilon on July 1, 2019, $27 million of accumulated foreign currency translation adjustments attributable to Epsilon’s foreign subsidiaries sold were reclassified from accumulated other comprehensive loss and included in the calculation of the loss on the sale of the Epsilon segment. Other reclassifications from accumulated other comprehensive loss into net income for each of the periods presented were not material.

18. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

During the years ended December 31, 2021 and 2020, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2019, the Company repurchased approximately 6.3 million shares of its common stock for an aggregate amount of $976 million. The stock repurchase program expired on June 30, 2020, and $348 million of this program expired unused.

Stock Compensation Plans

The Company has adopted equity compensation plans to advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The 2015 Omnibus Incentive Plan became effective July 1, 2015 and reserved 5,100,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock unit awards (RSUs), performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants who performed services for the Company or its affiliates, with only employees eligible to receive incentive stock options. The 2015 Omnibus Incentive Plan expired on June 30, 2020.

In March 2020, the Company’s Board of Directors adopted the 2020 Omnibus Incentive Plan (the 2020 Plan), which was subsequently approved by the Company’s stockholders on June 9, 2020. The 2020 Plan became effective July 1, 2020 and expires on June 30, 2030. The 2020 Plan reserves 2,400,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for the Company or its affiliates, with only employees being eligible to receive incentive stock options. The maximum amount that may be awarded to any independent member of the Company’s Board of Directors in any one calendar year may not exceed $1 million. On June 9, 2020, the Company registered 2,400,000 shares of its common stock for issuance in accordance with the 2020 Plan pursuant to a Registration Statement on Form S-8, File No. 333-239040. Terms of all awards under the 2020 Plan are determined by the Board of Directors or the Compensation & Human Capital Committee of the Board of Directors or its designee at the time of award.

Stock Compensation Expense

Stock-based compensation expense is measured at the grant date of the award, based on the fair value of the award and is recognized ratably over the requisite service period. Stock-based compensation expense recognized in Employee benefits and compensation expense in the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 was $25 million, $15 million and $18 million, respectively, with corresponding income tax benefits of $4 million, $3 million and $3 million, respectively. Stock-based compensation expense related to discontinued operations for the years ended December 31, 2021, 2020 and 2019 was $4 million, $6 million and $37 million, respectively.

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s Consolidated Statements of Income has been reduced for estimated forfeitures. The Company estimates forfeitures at each grant date based on historical experience, with forfeiture estimates to be revised, if necessary, in subsequent periods should actual forfeitures differ from those estimates; forfeitures were estimated at 5% for each of the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021, there was approximately $35 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average remaining period of approximately 1.8 years.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restricted Stock Unit Awards

The following table summarizes RSUs activity under the Company’s equity compensation plans:

					Weighted
	Market-	Performance-	Service-		Average
	Based (1)	Based (1)	Based	Total	Fair Value
Balance at January 1, 2019	56,229	423,242	317,441	796,912	$218.81
Shares granted	37,878	420,239	246,118	704,235	161.05
Shares vested	—	(262,773)	(178,730)	(441,503)	218.45
Shares forfeited	(69,819)	(350,436)	(126,257)	(546,512)	188.40
Balance at December 31, 2019	24,288	230,272	258,572	513,132	$172.06
Shares granted	20,770	219,186	241,610	481,566	89.11
Shares vested	—	(42,097)	(127,921)	(170,018)	175.09
Shares forfeited	(22,831)	(186,135)	(38,447)	(247,413)	166.93
Balance at December 31, 2020	22,227	221,226	333,814	577,267	$103.89
Shares granted (2)	2,641	111,542	774,062	888,245	88.18
Shares vested	—	(24,677)	(167,723)	(192,400)	118.78
Shares forfeited	(5,801)	(216,675)	(291,201)	(513,677)	93.16
Balance at December 31, 2021	19,067	91,416	648,952	759,435	$89.14
Outstanding and Expected to Vest				633,480	$90.09
(1)	Shares granted reflect a 100% target attainment of the respective market-based or performance-based metric. Shares forfeited include those restricted stock units forfeited as a result of the Company not meeting the respective market-based or performance-based metric conditions.
(2)	Shares granted reflect a November 2021 make-whole equity adjustment to unvested shares due to the reduction in the Company’s share value resulting from the spinoff of Loyalty Ventures Inc. This adjustment increased shares granted by 2,641 shares, 12,659 shares and 96,556 shares for market-based, performance-based and service-based awards, respectively. These shares were excluded from the weighted average fair value calculation.

For performance-based and service-based awards, the fair value of the RSUs was estimated using the Company’s closing share price on the date of grant. Service-based RSUs typically vest ratably over a three year period. Performance-based RSUs typically vest ratably over a three year period if specified performance measures tied to the Company’s financial performance are met. For the performance-based RSUs awarded in 2021, the pre-defined vesting criteria typically permit a range from 0% to 170% to be earned. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition.

The total fair value of RSUs vested was $23 million, $30 million and $96 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the aggregate intrinsic value of RSUs outstanding and expected to vest was $42 million.

Dividends

For the year ended December 31, 2021, the Company declared cash dividends of $0.84 per share for a total of $42 million, and paid cash dividends and dividend equivalents totaling $42 million.

For the year ended December 31, 2020, the Company declared cash dividends of $1.26 per share for a total of $60 million, and paid cash dividends and dividend equivalents totaling $61 million.

For the year ended December 31, 2019, the Company declared cash dividends of $2.52 per share for a total of $127 million, and paid cash dividends and dividend equivalents totaling $127 million.

On January 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share on its common stock, payable on March 18, 2022 to stockholders of record at the close of business on February 11, 2022.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Treasury Stock

On July 30, 2021, the Company retired its 67.4 million shares of treasury stock outstanding, which increased Treasury stock by $6,733 million, reduced Retained earnings by $5,453 million, reduced Additional paid-in capital by $1,280 million and reduced Common stock by an immaterial amount, with no impact to total stockholders’ equity, on the Consolidated Balance Sheets.

19. INCOME TAXES

The Company files income tax returns in federal, state, local and foreign jurisdictions, as applicable. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings also include deferred income tax provisions and provisions for uncertain tax positions.

The components of the Company’s Provision for income taxes for the years ended December 31 included in the Consolidated Statements of Income were are as follows:

	2021	2020	2019

	(in millions)
Current
Federal	$218	$228	$123
State	49	36	35
Total current income tax expense	267	264	158
Deferred
Federal	(13)	(143)	(9)
State	(7)	(28)	7
Total deferred income tax benefit	(20)	(171)	(2)
Total Provision for income taxes	$247	$93	$156

A reconciliation of the Company’s expected income tax expense computed by applying the federal statutory rate to income from continuing operations before income taxes to the recorded Provision for income taxes for the years ended December 31 is as follows:

	2021	2020	2019

	(in millions)
Expected expense at statutory rate	$219	$63	$139
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal benefit	33	6	33
Impact of 2017 Tax Reform	(8)	(2)	(30)
Non-deductible expenses	4	6	7
IRC Section 199, net of tax reserves	—	12	—
Other	(1)	8	7
Total	$247	$93	$156

Differences between the Consolidated Financial Statements and tax bases of assets and liabilities give rise to deferred tax assets and liabilities, which measure the future tax effects of items recognized in the Consolidated Financial Statements. Changes in deferred income tax assets and liabilities associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred tax assets require certain estimates and judgments in order to determine whether it is more likely than not that all or a portion of the benefit of a deferred tax asset will not be realized. In evaluating the Company’s deferred tax assets on a quarterly basis as new facts and circumstances emerge, the Company analyzes and estimates the impact of future taxable income, reversing temporary differences and available tax planning strategies. Uncertainties can lead to changes in the ultimate realization of deferred tax assets. A liability for unrecognized tax benefits, representing the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized in the Consolidated Financial Statements, inherently requires estimates and judgments. A tax position is recognized only when it is more likely than not to be sustained, based purely on its technical merits after examination by the taxing authority, and the amount recognized is the benefit the Company believes is more likely than not to be realized upon ultimate settlement. The Company evaluates its tax positions as new facts and circumstances become available, making adjustments to unrecognized tax benefits as appropriate. Uncertainties can mean the tax benefits ultimately realized differ from amounts previously recognized, with any differences recorded in Provision for income taxes, along with amounts for estimated interest and penalties related to uncertain tax positions.

The following table reflects the significant components of Deferred tax assets and liabilities as of December 31:

	2021	2020

	(in millions)
Deferred tax assets
Deferred revenue	$17	$14
Allowance for credit losses	447	482
Net operating loss carryforwards and other carryforwards	42	43
Operating lease liabilities	33	42
Accrued expenses and other	65	75
Total deferred tax assets	604	656
Valuation allowance	(8)	(8)
Deferred tax assets, net of valuation allowance	596	648
Deferred tax liabilities
Deferred income	$221	$291
Depreciation	28	14
Right of use assets	22	28
Intangible assets	23	26
Total deferred tax liabilities	294	359

Net deferred tax assets	$302	$289

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$302	$289

At December 31, 2021, included in the Company’s U.S. tax returns are approximately $132 million of U.S. federal net operating loss carryovers (“NOLs”) and approximately $34 million of foreign tax credits. With the exception of NOLs generated after December 31, 2017, these attributes expire at various times through the year 2037. As well, as of December 31, 2021, the Company has state income tax NOLs of approximately $231 million and state credits of approximately $3 million, both available to offset future state taxable income, and state capital losses of approximately $7 million to offset capital gains. The state NOLs, credits and capital losses will expire at various times through the year 2040.

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

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

H.R. 1, originally known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Reform”) was enacted on December 22, 2017 and permanently reduced the corporate tax rate to 21% from 35%, effective January 1, 2018. For the year ended December 31, 2021, the Company recorded an income tax benefit of approximately $8 million related to the 2017 Tax Reform rate differential that was released from Other comprehensive income due to the divestiture of the LoyaltyOne segment.

For the year ended December 31, 2020, the Company recorded an income tax benefit of approximately $2 million related to the rate benefit for a capital loss that will be carried back to a year preceding the 2017 Tax Reform rate reduction. The Company is currently under audit with the Internal Revenue Service for years 2012-2018. For years 2012-2014, the audit is limited in scope to research and development tax credits and IRC Section 199 deductions claimed on amended returns. As a result of the preliminary audit findings, the Company increased its reserve for IRC Section 199 deductions by $12 million during the year ended December 31, 2020.

For the year ended December 31, 2019, the Company recorded an income tax benefit of approximately $30 million related to a decrease in unrecognized tax benefits as a result of a tax accounting method change required by the 2017 Tax Reform.

The following table presents changes in unrecognized tax benefits (in millions):

Balance at January 1, 2019	$223
Increases related to prior years’ tax positions	2
Decreases related to prior years’ tax positions	(66)
Increases related to current year tax positions	58
Settlements during the period	(1)
Lapses of applicable statutes of limitation	(1)
Balance at December 31, 2019	$215
Increases related to prior years’ tax positions	59
Decreases related to prior years’ tax positions	(23)
Increases related to current year tax positions	11
Settlements during the period	(5)
Lapses of applicable statutes of limitation	(2)
Balance at December 31, 2020	$255
Increases related to prior years’ tax positions	1
Decreases related to prior years’ tax positions	(13)
Increases related to current year tax positions	12
Settlements during the period	(8)
Balance at December 31, 2021	$247

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in Provision for income taxes. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $76 million, $69 million and $60 million at December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company recorded approximately $8 million, $9 million and $2 million, respectively, in Provision for income taxes for potential interest and penalties for unrecognized tax benefits.

At December 31, 2021, 2020 and 2019, the Company had unrecognized tax benefits of approximately $241 million, $243 million and $198 million, respectively, that, if recognized, would impact the effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions, as applicable. With some exceptions, the tax returns filed by the Company are no longer subject to U.S. federal income tax and state and local examinations for the years before 2015 or foreign income tax examinations for years before 2017.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

20. EARNINGS PER SHARE

Basic earnings (losses) per share (EPS) is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of stock options, unvested restricted stock awards, or other dilutive securities. Diluted EPS is based on the weighted average number of common and potentially dilutive common shares (dilutive stock options, unvested restricted stock awards and other dilutive securities outstanding during the year) pursuant to the Treasury Stock method. For periods with participating securities, in this case 2019, the Company computes EPS using the two-class method, which is an allocation of earnings between the holders of common stock and a company’s participating security holders that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the years ended December 31:

	2021	2020	2019

	(in millions, except per share amounts)
Basic EPS:
Numerator:
Income from continuing operations	$797	$208	$506
Less: Dividends declared on preferred stock	—	—	3
Less: Allocation of undistributed earnings	—	—	6
Income from continuing operations	797	208	497
Income (loss) from discontinued operations, net of income taxes	4	6	(228)
Net income	$801	$214	$269

Denominator:
Weighted average shares	49.7	47.8	50.0

Basic EPS:
Continuing operations	$16.02	$4.36	$9.94
Discontinued operations	$0.07	$0.11	$(4.56)
Total	$16.09	$4.47	$5.38

Diluted EPS (1):
Numerator:
Income from continuing operations	$797	$208	$506
Income (loss) from discontinued operations, net of income taxes	4	6	(228)
Net income	$801	$214	$278

Denominator:
Weighted average shares from Basic EPS above	49.7	47.8	50.0
Weighted average effect of dilutive securities (2):
Shares from assumed conversion of preferred stock	—	—	0.8
Net effect of dilutive unvested restricted stock awards (1)	0.3	0.1	0.1
Denominator for diluted calculation	50.0	47.9	50.9

Diluted EPS:
Continuing operations	$15.95	$4.35	$9.94
Discontinued operations	$0.07	$0.11	$(4.48)
Total	$16.02	$4.46	$5.46
(1)	Computed using the if-converted method, as the result was more dilutive.
(2)	For the years ended December 31, 2021, 2020 and 2019, an insignificant amount of restricted stock awards were excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On April 25, 2019, the Company entered into an exchange agreement with ValueAct Holdings, L.P. pursuant to which ValueAct exchanged an aggregate of 1,500,000 shares of the Company’s common stock for an aggregate of 150,000 shares of Series A Non-Voting Convertible Preferred Stock (preferred stock). In October 2019, ValueAct converted all 150,000 shares of preferred stock back to common stock.

21. SUPPLEMENTAL CASH FLOW INFORMATION

The Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations. The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the Consolidated Statements of Cash Flows as of December 31:

	2021	2020

	(in millions)
Cash and cash equivalents	$3,046	$2,796
Restricted cash included within Other assets	877	323
Cash, cash equivalents and restricted cash included within Assets of discontinued operations	—	344
Total cash, cash equivalents and restricted cash	$3,923	$3,463

Non-cash investing and financing activities for the year ended December 31, 2021 included the Company’s equity method investment in Loyalty Ventures Inc. upon spinoff, which totaled $48 million on November 5, 2021, and the Company’s retirement of its outstanding treasury stock in July 2021. For more information, see Note 22, “Discontinued Operations and Bank Holding Company Financial Presentation,” and Note 18, “Stockholders’ Equity.”

Non-cash investing and financing activities for the year ended December 31, 2020 included $75 million of deferred consideration and the issuance of approximately 1.9 million shares of the Company’s common stock as non-cash consideration in the acquisition of Bread on December 3, 2020. For more information, see Note 2, “Acquisitions.”

22. DISCONTINUED OPERATIONS AND BANK HOLDING COMPANY FINANCIAL PRESENTATION

DISCONTINUED OPERATIONS

LoyaltyOne

On November 5, 2021, the separation of Loyalty Ventures Inc. (Loyalty Ventures) from the Company was completed after market close (the Separation). The Separation of Loyalty Ventures, which comprised the LoyaltyOne segment and has been classified as discontinued operations, was achieved through the Company’s distribution of 81% of the shares of Loyalty Ventures common stock to holders of ADS common stock as of the close of business on the record date of October 27, 2021. ADS stockholders of record received one share of Loyalty Ventures common stock for every two and a half shares of ADS common stock. Following this distribution, Loyalty Ventures became an independent, publicly-traded company, in which the Company has retained a 19% ownership interest. As part of the plan regarding the Separation, the Company received distributions from Loyalty Ventures prior to the effectiveness of the Separation in the aggregate amount of $750 million, of which $725 million was used by the Company to repay certain term loans as required under the Company’s credit agreement and $25 million was used by the Company to make scheduled amortization payments for the fourth quarter of 2021 with respect to such term loans. See Note 11, “Borrowings of Long-term and Other Debt,” for further discussion on the Company’s outstanding long-term debt.

The Company accounts for its 19% ownership interest in Loyalty Ventures following the equity method of accounting. As of December 31, 2021, the carrying amount of the Company’s ownership interest in Loyalty Ventures, which investment totaled was $50 million, and is included in Other assets in the Consolidated Balance Sheet, while earnings (losses), which were immaterial for the period, are recorded in Other non-interest income in the Consolidated Statements of Income.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the results of operations of the Company’s former LoyaltyOne segment, direct costs identifiable to the LoyaltyOne segment, and the allocation of interest expense on corporate debt, for the years ended December 31:

	2021	2020	2019

	(in millions)
Total interest income	$1	$1	$2
Total interest expense (1)	11	17	31
Net interest income	(10)	(16)	(29)
Total non-interest income	574	765	1,033
Total non-interest expenses	519	656	927
Income before provision from income taxes	45	93	77
Provision for income taxes	36	6	10
Income from discontinued operations, net of income taxes	$9	$87	$67
(1)	As described above, the Company’s credit agreement, as amended, required a $725 million prepayment of term loans in conjunction with the LoyaltyOne spinoff. As a result, the interest expense reflected above is the allocation to discontinued operations of interest on the basis of this $725 million mandatory prepayment.

The following table summarizes the assets and liabilities of the Company’s former LoyaltyOne segment as of December 31:

2020
(in millions)
Assets:
Cash and cash equivalents	$286
Accounts receivable, net	270
Inventories	164
Redemption settlement assets, restricted	693
Property and equipment, net	98
Goodwill	736
Other assets	216
Total assets of discontinued operations	$2,463

Liabilities:
Accounts payable	$68
Accrued expenses	61
Deferred revenue	1,004
Other liabilities	224
Total liabilities of discontinued operations	$1,357

The following table summarizes the depreciation and amortization, and capital expenditures of the Company’s former LoyaltyOne segment for the years ended December 31:

	2021	2020	2019

	(in millions)
Depreciation and amortization	$31	$78	$80
Capital expenditures	$15	$24	$41

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Epsilon

Effective April 12, 2019, the Company entered into a definitive agreement to sell its Epsilon segment to Publicis Groupe S.A. for $4 billion in cash, subject to certain specified adjustments. Beginning in the first quarter of 2019, Epsilon met the criteria for classification as discontinued operations.

The sale of Epsilon was completed on July 1, 2019, and the pre-tax gain is shown in the table below (in millions).

Consideration received (1)	$4,452
Net carrying value of assets and liabilities (including other comprehensive income)	3,940
Pre-tax gain on deconsolidation	$512
(1)	Consideration as defined included cash associated with the sold Epsilon entities, which was $42.2 million.

The Company recorded transaction costs of approximately $79 million for the year ended December 31, 2019 and recorded an after-tax loss on sale of $252 million, which is included in Loss from discontinued operations, net of taxes. Following the sale of Epsilon, the Company has continued its existing contractual relationships with Epsilon for digital marketing services.

The following table summarizes the results of operations of the Company’s former Epsilon segment, direct costs identifiable to the Epsilon segment, and the allocation of interest expense on corporate debt, for the years ended December 31:

	2021	2020	2019

	(in millions)
Total interest income	$—	$—	$—
Total interest expense (1)	—	—	64
Net interest income	—	—	(64)
Total non-interest income	—	—	963
Total non-interest expenses	7	110	519
(Loss) income before (benefit) provision for income taxes	(7)	(110)	380
(Benefit) provision for income taxes	(2)	(29)	675
(Loss) income from discontinued operations, net of income taxes	$(5)	$(81)	$(295)
(1)	The Company’s credit agreement, as amended, required a $500 million payment of the revolving credit facility and the redemption of all of the Company’s outstanding senior notes. As a result, the interest expense reflected above is the allocation to discontinued operations of interest on the basis of this $500 million mandatory repayment and redemption of its $2 billion in senior notes outstanding.

For the year ended December 31, 2021, loss from discontinued operations reflects a tax liability associated with indemnification issues with the purchaser. For the year ended December 31, 2020, loss from discontinued operations reflects a loss contingency associated with indemnification issues with the purchaser. For the year ended December 31, 2019, loss from discontinued operations reflects the results of operations of the Company’s former Epsilon segment, direct costs identifiable to the Epsilon segment including a loss contingency associated with indemnification issues with the purchaser and the allocation of interest expense on corporate debt. See Note 15, “Commitments and Contingencies,” for additional information with respect to the loss contingency.

The following table summarizes the depreciation and amortization, and capital expenditures of the Company’s former Epsilon segment for the years ended December 31:

	2021	2020	2019

	(in millions)
Depreciation and amortization	$—	$—	$73
Capital expenditures	$—	$—	$56

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

BANK HOLDING COMPANY FINANCIAL PRESENTATION

As a result of the Separation and consequential classification of LoyaltyOne as discontinued operations, the Company has adjusted the presentation of its Consolidated Financial Statements from the Company’s historical approach under SEC Regulation S-X Article 5, which is broadly applicable to all “commercial and industrial companies,” to Article 9, which is applicable to “bank holding companies.” While neither the Company nor any of its subsidiaries are considered a “bank” within the meaning of the Bank Holding Company Act, the changes from the historical presentation, to the bank holding company presentation, the most significant of which reflect a reclassification of Interest expense within Net interest income, are intended to reflect the Company’s operations going forward and better align the Company with its peers for comparability purposes. The Separation and associated reporting changes applied herein also results in the Company reflecting one reportable operating segment.

The following tables reflect a reconciliation from the Company’s historical approach to the presentation of its Consolidated Statements of Income to the Company’s bank holding company presentation for the years ended December 31, 2020 and 2019. The “Adjustments for Discontinued Operations” column reflects the removal of the operations of Loyalty Ventures and is derived from the LoyaltyOne reportable operating segment, presented in the corresponding Annual Report on Form 10-K, adjusted to reflect directly attributable costs and allocations previously held in the Corporate segment, such as transaction costs, hedging costs, and interest on term loans required to be repaid as a result of the Separation. The “Adjustments for Bank Holding Company Presentation” column reflects the changes, due to the removal of the operations of Loyalty Ventures, in the presentation of the Company’s historic Consolidated Statements of Income from commercial and industrial company presentation to the bank holding company presentation.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	For the Year Ended December 31, 2020
	Historical as Reported	Adjustments for Discontinued Operations	As Adjusted for Discontinued Operations	Adjustments for Bank Holding Company Presentation	Per Consolidated Statements of Income

	(in millions)
Revenues
Services	$117	$(292)	$(175)	$175	$—
Redemption, net	473	(473)	—	—	—
Finance charges, net	3,931	—	3,931	(3,931)	—
Interest and fees on loans	—	—	—	3,931	3,931	(1)
Interest on cash and investment securities	—	—	—	21	21	(1)
Total interest income*	4,521	(765)	3,756	196	3,952
Interest expense
Interest on deposits	—	—	—	238	238	(1)
Interest on borrowings	—	—	—	261	261	(1)
Total interest expense	—	—	—	499	499
Net interest income*	4,521	(765)	3,756	(303)	3,453
Non-interest income
Interchange revenue, net of retailer share arrangements	—	—	—	(332)	(332)	(2)
Other	—	—	—	177	177	(2)
Total non-interest income	—	—	—	(155)	(155)
Total net interest and non-interest income*	4,521	(765)	3,756	(458)	3,298
Provision for credit losses	1,266	—	1,266	—	1,266
Total net interest and non-interest income, after provision for credit losses*	3,255	(765)	2,490	(458)	2,032
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	2,077	(577)	1,500	(1,500)	—
General and administrative	106	(1)	105	(105)	—
Depreciation and other amortization	99	(29)	70	(70)	—
Amortization of purchased intangibles	85	(49)	36	(36)	—
Non-interest expenses
Employee compensation and benefits	—	—	—	609	609	(3)
Card and processing expenses	—	—	—	396	396	(3)
Information processing and communication	—	—	—	191	191	(3)
Marketing expense	—	—	—	143	143	(3)
Depreciation and amortization	—	—	—	106	106	(3)
Other	—	—	—	286	286	(3)
Total non-interest expenses*	2,367	(656)	1,711	20	1,731

Operating income	888	(109)	779	(478)	301
Interest expense
Securitization funding costs	166	—	166	(166)	—
Interest expense on deposits	220	—	220	(220)	—
Interest expense on long-term and other debt, net	108	(16)	92	(92)	—
Total interest expense, net	494	(16)	478	(478)	—
Income from continuing operations before income taxes	394	(93)	301	—	301
Provision for income taxes	99	(6)	93	—	93
Income from continuing operations	295	(87)	208	—	208
(Loss) income from discontinued operations, net of income taxes	(81)	87	6	—	6
Net income	$214	$—	$214	$—	$214

* Caption total not historically provided.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	For the Year Ended December 31, 2019
	Historical as Reported	Adjustments for Discontinued Operations	As Adjusted for Discontinued Operations	Adjustments for Bank Holding Company Presentation	Per Consolidated Statements of Income

	(in millions)
Revenues
Services	$216	$(396)	$(180)	$180	$—
Redemption, net	637	(637)	—	—	—
Finance charges, net	4,729	—	4,729	(4,729)	—
Interest and fees on loans	—	—	—	4,729	4,729	(1)
Interest on cash and investment securities	—	—	—	98	98	(1)
Total interest income*	5,582	(1,033)	4,549	278	4,827
Interest expense
Interest on deposits	—	—	—	307	307	(1)
Interest on borrowings	—	—	—	331	331	(1)
Total interest expense	—	—	—	638	638
Net interest income*	5,582	(1,033)	4,549	(360)	4,189
Non-interest income
Interchange revenue, net of retailer share arrangements	—	—	—	(358)	(358)	(2)
Other	—	—	—	219	219	(2)
Total non-interest income	—	—	—	(139)	(139)
Total net interest and non-interest income*	5,582	(1,033)	4,549	(499)	4,050
Provision for credit losses	1,188	—	1,188	—	1,188
Total net interest and non-interest income, after provision for credit losses*	4,394	(1,033)	3,361	(499)	2,862
Operating expenses
Cost of operations (exclusive of depreciation and amortization disclosed separately below)	2,688	(847)	1,841	(1,841)	—
General and administrative	150	—	150	(150)	—
Depreciation and other amortization	80	(32)	48	(48)	—
Amortization of purchased intangibles	96	(48)	48	(48)	—
Loss on extinguishment of debt	72	—	72	(72)	—
Non-interest expenses
Employee compensation and benefits	—	—	—	721	721	(3)
Card and processing expenses	—	—	—	479	479	(3)
Information processing and communication	—	—	—	187	187	(3)
Marketing expense	—	—	—	205	205	(3)
Depreciation and amortization	—	—	—	96	96	(3)
Other	—	—	—	512	512	(3)
Total non-interest expenses*	3,086	(927)	2,159	41	2,200

Operating income	1,308	(106)	1,202	(540)	662
Interest expense
Securitization funding costs	213	—	213	(213)	—
Interest expense on deposits	226	—	226	(226)	—
Interest expense on long-term and other debt, net	130	(29)	101	(101)	—
Total interest expense, net	569	(29)	540	(540)	—
Income from continuing operations before income taxes	739	(77)	662	—	662
Provision for income taxes	166	(10)	156	—	156
Income from continuing operations	573	(67)	506	—	506
(Loss) income from discontinued operations, net of income taxes	(295)	67	(228)	—	(228)
Net income	$278	$—	$278	$—	$278

* Caption total not historically provided.

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)	The following tables provide a net interest income reconciliation of interest income previously reported in Finance charges, net revenue, and represents interest income and interest expense previously reported in Total interest expense, net.

	For the Year Ended December 31, 2020
	Finance charges, net	Securitization funding costs	Interest expense on deposits	Interest expense on long-term and other debt, net	Total

	(in millions)
Interest income
Interest and fees on loans	$3,931	$—	$—	$—	$3,931
Interest on cash and investment securities	—	1	18	2	21

Interest expense
Interest on deposits	—	—	(238)	—	(238)
Interest on borrowings	—	(167)	—	(94)	(261)

Net interest income	$3,931	$(166)	$(220)	$(92)	$3,453

	For the Year Ended December 31, 2019
	Finance charges, net	Securitization funding costs	Interest expense on deposits	Interest expense on long-term and other debt, net	Total

	(in millions)
Interest income
Interest and fees on loans	$4,729	$—	$—	$—	$4,729
Interest on cash and investment securities	—	7	81	10	98

Interest expense
Interest on deposits	—	—	(307)	—	(307)
Interest on borrowings	—	(220)	—	(111)	(331)

Net interest income	$4,729	$(213)	$(226)	$(101)	$4,189

(2)	The following tables provide a non-interest income reconciliation of servicing fees previously reported in Services revenue, and the gain/loss on portfolio and other sales previously reported in Cost of operations expense.

	For the Year Ended December 31, 2020
	Services revenue	Cost of operations expense	Total

	(in millions)
Non-interest income
Interchange revenue, net of retailer share arrangements	$(332)	$—	$(332)
Other
Payment protection products	157	—	157
Gain on portfolio and other sales	—	20	20
Subtotal	157	20	177

Total non-interest income	$(175)	$20	$(155)

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	For the Year Ended December 31, 2019
	Services revenue	Cost of operations expense	Total

	(in millions)
Non-interest income
Interchange revenue, net of retailer share arrangements	$(358)	$—	$(358)
Other
Payment protection products	178	—	178
Gain on portfolio and other sales	—	41	41
Subtotal	178	41	219

Total non-interest income	$(180)	$41	$(139)

(3)	The following tables provide a reconciliation of further detailed expense line items previously reported in Cost of operations expense, General and administrative expense, Depreciation and other amortization, Amortization of purchased intangibles, and Loss on extinguishment of debt.

	For the Year Ended December 31, 2020
	Cost of operations expense	General and administrative expense	Depreciation and other amortization	Amortization of purchased intangibles	Total

	(in millions)
Non-interest expenses
Employee compensation and benefits	$562	$47	$—	$—	$609
Card and processing expenses	396	—	—	—	396
Information processing and communication	177	14	—	—	191
Marketing expense	143	—	—	—	143
Depreciation and amortization	—	—	70	36	106
Other	242	44	—	—	286
Total non-interest expenses	$1,520	$105	$70	$36	$1,731

Gain on portfolio and other sales (non-interest income)	(20)	—	—	—	(20)

Total	$1,500	$105	$70	$36	$1,711

	For the Year Ended December 31, 2019
	Cost of operations expense	General and administrative expense	Depreciation and other amortization	Amortization of purchased intangibles	Loss on extinguishment of debt	Total

	(in millions)
Non-interest expenses
Employee compensation and benefits	$654	$67	$—	$—	$—	$721
Card and processing expenses	479	—	—	—	—	479
Information processing and communication	168	19	—	—	—	187
Marketing expense	204	1	—	—	—	205
Depreciation and amortization	—	—	48	48	—	96
Other	377	63	—	—	72	512
Total non-interest expenses	$1,882	$150	$48	$48	$72	$2,200

Gain on portfolio and other sales (non-interest income)	(41)	—	—	—	—	(41)

Total	$1,841	$150	$48	$48	$72	$2,159

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The adjustments to the presentation of the Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows, from the Company's historical approach under SEC Regulation S-X Article 5, to Article 9, were insignificant.

23. PARENT COMPANY FINANCIAL STATEMENTS

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

Parent Company – Condensed Balance Sheets

	December 31,
	2021	2020

	(in millions)
Assets:
Cash and cash equivalents	$—	$—
Investment in subsidiaries	4,446	5,127
Investment in Loyalty Ventures	50	—
Other assets	123	42
Total assets	$4,619	$5,169
Liabilities:
Long-term and other debt	$1,985	$2,805
Intercompany liabilities, net	482	742
Other liabilities	66	100
Total liabilities	2,533	3,647
Stockholders’ equity	2,086	1,522
Total liabilities and stockholders’ equity	$4,619	$5,169

Parent Company – Condensed Statements of Income

	Years Ended December 31,
	2021	2020	2019

	(in millions)
Total interest income	$12	$13	$19
Total interest expense	103	110	130
Net interest expense	(91)	(97)	(111)
Dividends from subsidiaries	535	256	923
Total net interest and non-interest income	444	159	812
Total non-interest expenses	1	1	71
Income before income taxes and equity in undistributed net income (loss) of subsidiaries	443	158	741
Benefit for income taxes	36	21	42
Income before equity in undistributed net income (loss) of subsidiaries	479	179	783
Equity in undistributed net income (loss) of subsidiaries	322	35	(505)
Net income	$801	$214	$278

Parent Company – Condensed Statements of Comprehensive Income

	Years Ended December 31,
	2021	2020	2019

	(in millions)
Net income	$801	$214	$278
Other comprehensive income, net of tax	7	—	5
Total comprehensive income, net of tax	$808	$214	$283

ALLIANCE DATA SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Parent Company – Condensed Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019

	(in millions)
Net cash used in operating activities	$(398)	$(138)	$(1,029)
Investing activities:
Investment in subsidiaries	—	(3)	(135)
Proceeds from sale of business	—	—	4,118
Dividends received	533	256	923
Purchases of available-for-sale securities	(10)	—	—
Net cash provided by investing activities	523	253	4,906
Financing activities:
Debt proceeds from spinoff of Loyalty Ventures Inc.	750	—	—
Borrowings under debt agreements	38	1,276	3,083
Repayments of borrowings	(864)	(1,320)	(5,778)
Payment of debt extinguishment costs	—	—	(46)
Payment of deferred financing costs	(4)	(9)	(21)
Purchase of treasury shares	—	—	(976)
Dividends paid	(42)	(61)	(127)
Proceeds from issuance of common stock	4	3	12
Other	(7)	(4)	(24)
Net cash used in financing activities	(125)	(115)	(3,877)
Change in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of year	—	—	—
Cash, cash equivalents and restricted cash at end of year	$—	$—	$—

Non-cash investing and financing activities for the year ended December 31, 2021 included the Company’s equity method investment in Loyalty Ventures Inc. upon spinoff, which totaled $48 million on November 5, 2021.

Non-cash investing and financing activities related to the Parent Company – Condensed Statements of Cash Flows for the year ended December 31, 2020, included the issuance of approximately 1.9 million shares of the Company’s common stock as non-cash consideration in the acquisition of Bread on December 3, 2020. For more information, see Note 2, “Acquisitions.”

Non-cash investing activities related to the Parent Company – Condensed Statements of Cash Flows for the year ended December 31, 2019, included a $3 billion non-cash dividend in the form of an intercompany return of capital from ADS Alliance Data Systems, Inc. to ADSC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Data Systems Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE DATA SYSTEMS CORPORATION

By:	/S/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alliance Data Systems Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RALPH J. ANDRETTA	President, Chief Executive	February 25, 2022
Ralph J. Andretta	Officer and Director

/S/ PERRY S. BEBERMAN	Executive Vice President and	February 25, 2022
Perry S. Beberman	Chief Financial Officer

/S/ J. BRYAN CAMPBELL	Senior Vice President and	February 25, 2022
J. Bryan Campbell	Chief Accounting Officer

/S/ ROGER H. BALLOU	Chairman of the Board, Director	February 25, 2022
Roger H. Ballou

/S/ JOHN C. GERSPACH, JR.	Director	February 25, 2022
John C. Gerspach, Jr.

/S/ KARIN J. KIMBROUGH	Director	February 25, 2022
Karin J. Kimbrough

/S/ RAJESH NATARAJAN	Director	February 25, 2022
Rajesh Natarajan

/S/ TIMOTHY J. THERIAULT	Director	February 25, 2022
Timothy J. Theriault

/S/ LAURIE A. TUCKER	Director	February 25, 2022
Laurie A. Tucker

/S/ SHAREN J. TURNEY	Director	February 25, 2022
Sharen J. Turney