Form 10-Q
period 2022-03-31
BREAD FINANCIAL HOLDINGS, INC.
filed 2022-05-05
CIK 1101215

9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15749

BREAD FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1429215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3095 Loyalty Circle	43219
Columbus, Ohio	(Zip Code)
(Address of principal executive offices)

(614) 729-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	BFH	New York Stock Exchange

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

As of April 22, 2022, 49,775,721 shares of common stock were outstanding.

BREAD FINANCIAL HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022 (the 2021 Form 10-K). Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those set forth in the Risk Factors section in our 2021 Form 10-K, as supplemented by those factors set forth below in Part II, Item 1A, Risk Factors, of this quarterly report.

OVERVIEW

We are a tech-forward financial services company providing simple, personalized payment, lending and saving solutions. We create opportunities for our customers and partners through digitally enabled choices that offer ease, empowerment, financial flexibility and exceptional customer experiences. Driven by a digital-first approach, data insights and white-label technology, we deliver growth for our partners through a comprehensive product suite, including private label and co-brand credit cards, installment lending and buy now, pay later (split-pay). We also offer direct-to-consumer solutions that give customers more access, choice and freedom through our branded Bread CashbackTM American Express® Credit Card and Bread SavingsTM products.

Effective March 23, 2022, Alliance Data Systems Corporation was renamed Bread Financial Holdings, Inc, and on April 4, 2022 our ticker changed from “ADS” to “BFH” on the New York Stock Exchange (NYSE). Neither the name change nor the NYSE ticker change affected the legal entity structure, nor did it have an impact on the financial statements. On November 5, 2021, our LoyaltyOne segment was spun off into an independent public company Loyalty Ventures Inc. (traded on The Nasdaq Stock Market LLC under the ticker “LYLT”) and therefore is reflected herein as Discontinued Operations.

Throughout this report, unless stated or the context implies otherwise, the terms “Bread Financial,” the “Company,” “we,” “our” or “us” refer to Bread Financial Holdings, Inc. and its subsidiaries on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only standalone basis. In addition, in this report, we refer to the retailers and other companies with whom we do business as our “partners” or “clients”; provided that the use of the term “partner” or “partnering” does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Bread Financial’s relationship with any third parties. Bread Financial is also used in this report to include references to transactions and arrangements occurring prior to the name change.

NON-GAAP FINANCIAL MEASURES

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this Form 10-Q constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies. In particular, Pre-tax pre-provision earnings (PPNR) is calculated by increasing Income from continuing operations before income taxes by Provision for credit losses. We use PPNR internally as a metric to evaluate our results of operations before income taxes, excluding the volatility that can occur within Provision for credit losses; we believe the use of this non-GAAP financial measure provides additional clarity in understanding our results of operations and trends. For a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure, please see the financial tables and information that follows.

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the first quarter of 2022, as well as our related outlook for the remainder of 2022 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations,” “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”, which provides further discussion of variances in our results of operations over the periods of comparison and other factors impacting those future results.

Our results for the first quarter of 2022 demonstrated significant progress on our strategic transformation and highlighted our focus on profitable growth. As part of our transformation efforts we successfully re-branded to Bread Financial during the first quarter and expanded our direct-to-consumer and technology offerings.

For the quarter ended March 31, 2022, Credit sales were up from the prior year period as consumer spending remained strong. Net interest income for the quarter increased 18% year-over-year and Interchange revenue, net of retailer share arrangements increased in correlation with Credit sales, while Other non-interest income decreased due to a loss from our equity method investment in Loyalty Ventures Inc. We remain vigilant in monitoring macroeconomic conditions and the impact on consumers and our brand partners resulting from the increasing interest rate environment, inflation, consumer spending and savings trends, the war in Ukraine and the ongoing effects of the global COVID-19 pandemic, all of which remain difficult to predict and therefore could have an impact on our outlook throughout the remainder of 2022. We anticipate Total net interest and non-interest income growth will be aligned with growth in average Total credit card and other loans, with potential upside from an improved net interest margin. We expect multiple interest rate increases by the Board of Governors of the Federal Reserve System (the Federal Reserve) throughout the remainder of 2022; our models indicate that these increases would result in a nominal benefit to Net interest income, which is included in our 2022 outlook.

Provision for credit losses increased relative to the first quarter of 2021 due primarily to a large reserve release from the Allowance for credit losses in the prior year period associated with the improved macroeconomic outlook and lower volumes of Credit card and other loans. The increase from the prior period is also driven from maintaining conservative economic scenario weightings in our credit reserve modeling given unknown impacts from the increasing interest rate environment and elevated inflation. Our credit metrics continue to remain strong, with a delinquency rate of 4.1% and a net loss rate of 4.8% for the first quarter of 2022. These low rates are the result of our proactive risk management, as well as slower than expected payment normalization and resilient consumer health. Our outlook assumes a moderation in the consumer payment rate throughout the remainder of 2022, and we continue to expect a net loss rate in the low-to-mid 5% range for 2022 as credit metrics begin to normalize from historically low rates due to the expiration of federal stimulus and assistance programs.

First quarter 2022 average Total credit card and other loans of $16.7 billion were up 5% from the prior year period, with the end-of-period balance being up 8%. Our Allowance for credit losses was relatively flat compared to year-end 2021, with a reserve rate of 10.8% in the first quarter of 2022 and 10.5% at year-end 2021. Our outlook for growth in average Total credit card and other loans in 2022, which is based on our business development expectations, visibility into our pipeline and the current economic outlook, is in the low-double-digit range compared with 2021. Payment rate variability is a key determinant for achieving full year growth in average Credit card and other loans in 2022, relative to 2021. We expect the sale of the BJ’s Wholesale Club (BJ’s) portfolio to occur in the middle of the first quarter of 2023. For the first quarter of 2022, BJ’s branded co-brand accounts generated approximately 8% of Total net interest and non-interest income. As of March 31, 2022, BJ’s branded co-brand accounts were responsible for approximately 12% of Total credit card and other loans.

With regard to our expenses, Total non-interest expenses for the first quarter of 2022 were up moderately from the prior year period. As a result of continued investment in technology modernization, digital advancement, marketing, and product innovation, along with strong portfolio growth, we continue to anticipate Total non-interest expenses will increase in 2022. The pace and timing of our investments will be calibrated to align with our revenue growth outlook, including our planned incremental investment of more than $125 million in digital and product innovation, marketing, and technology enhancements during 2022.

Overall, we are delivering on our business transformation objectives and remain focused on risk-reward tradeoff, which we believe positions us to maintain profitable growth in the periods ahead. We are committed to ensuring our investments deliver long-term stockholder value and we remain confident in our ability to responsibly execute on our growth strategy and achieve our financial targets.

CONSOLIDATED RESULTS OF OPERATIONS

The following provides a discussion of the variances in our financial performance when comparing the results of operations for the quarter ended March 31, 2022, with those of the quarter ended March 31, 2021, as presented in the accompanying tables. This variance discussion should be read in conjunction with the discussion in the “Business Environment” section above, which contains further information on the global COVID-19 pandemic and the related impacts on our results of operations.

Table 1: Summary of Our Financial Performance

	Three Months Ended March 31,
	2022	2021	% Change

	(in millions, except per share amounts and percentages)
Total net interest and non-interest income	$921	$802	15
Provision for credit losses	193	33	*
Total non-interest expenses	426	402	6
Income from continuing operations before income taxes	302	367	(18)
Provision for income taxes	91	99	(7)
Income from continuing operations	211	268	(21)
(Loss) income from discontinued operations, net of taxes	(1)	18	(102)
Net income	210	286	(26)

Net income per diluted share	$4.20	$5.74	(27)
Income from continuing operations per diluted share	$4.21	$5.38	(22)
Net interest margin (1)	19.4%	17.7%	1.7
Return on average equity (2)	38.5%	66.3%	(27.8)
Effective income tax rate - continuing operations	30.2%	26.9%	3.3
(1)	Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(2)	Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.

* Not meaningful

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended March 31,
	2022	2021	% Change

	(in millions, except percentages)
Interest income
Interest and fees on loans	$1,066	$941	13
Interest on cash and investment securities	2	1	53
Total interest income	1,068	942	13
Interest expense
Interest on deposits	34	47	(28)
Interest on borrowings	45	60	(25)
Total interest expense	79	107	(26)
Net interest income	989	835	18
Non-interest income
Interchange revenue, net of retailer share arrangements	(96)	(68)	41
Other	28	35	(21)
Total non-interest income	(68)	(33)	108
Total net interest and non-interest income	921	802	15
Provision for credit losses	193	33	*
Total net interest and non-interest income, after provision for credit losses	$728	$769	(5)

* Not meaningful

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Three months ended March 31, 2022 compared to the three months ended March 31, 2021:

Interest income: Total interest income increased $126 million, or 13%, to $1,068 million for the three months ended March 31, 2022, resulting from Interest and fees on loans which increased $125 million, or 13%, to $1,066 million. The increase was due to a 5% increase in average credit card and other loans driven by new originations, and an increase in finance charge yield of approximately 180 basis points, increasing revenue by $73 million.

Interest expense: Total interest expense decreased $28 million, or 26%, to $79 million for the three months ended March 31, 2022, due to the following:

●	Interest on deposits decreased $13 million for the three months ended March 31, 2022, due to lower average interest rates resulting from the mix of deposits outstanding, which decreased interest expense by approximately $15 million; partially offset by higher average balances outstanding.
●	Interest on borrowings decreased $15 million due primarily to a $14 million decrease related to secured borrowings resulting from lower average interest rates, and lower average balances outstanding.

Non-interest income: Total non-interest income decreased $35 million, or 108%, to $(68) million for the three months ended March 31, 2022, due to the following:

●	Interchange revenue, net of retailer share arrangements increased $28 million as a result of increased sales and new retailer share arrangements.
●	Other decreased $7 million due to a $12 million loss from our equity method investment in Loyalty Ventures Inc. This was partially offset by an increase of $3 million in ancillary revenue, in particular revenue from payment protection products.

Provision for credit losses increased $160 million to $193 million for the three months ended March 31, 2022, driven by a reserve release from the Allowance for credit losses in the prior year period associated with the improved macroeconomic outlook and lower volumes of Credit card and other loans.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended March 31,
	2022	2021	% Change

	(in millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$179	$159	13
Card and processing expenses	82	78	5
Information processing and communication	56	51	8
Marketing expenses	31	42	(27)
Depreciation and amortization	21	25	(16)
Other	57	47	20
Total non-interest expenses	$426	$402	6

Total Non-interest Expenses

Three months ended March 31, 2022 compared to the three months ended March 31, 2021:

Non-interest expenses: Total non-interest expenses increased $24 million, or 6%, to $426 million for the three months ended March 31, 2022, due to the following:

●	Employee compensation and benefits increased $20 million due to increased salaries, contract labor, which itself was driven by continued digital and technology modernization-related hiring, and incentive compensation as well as higher volume-related staffing levels.
●	Information processing and communication increased $5 million due to an increase in data processing expense driven by the Fiserv core processing platform migration.

●	Marketing expenses decreased $11 million due to higher marketing costs related to card program enhancements during the three months ended March 31, 2021, partially offset by costs in the current year period associated with our re-branding to Bread Financial.
●	Other increased $10 million due primarily to legal and other business activity costs.

Income Taxes

Three months ended March 31, 2022 compared to the three months ended March 31, 2021:

Provision for income taxes decreased $8 million, or 7%, to $91 million for the three months ended March 31, 2022, primarily driven by the decrease in Income from continuing operations before income taxes. The effective tax rate was 30.2% and 26.9% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate for the three month period primarily related to discrete charges in the current period and an increase in nondeductible items over those in the prior year period.

Table 4: Summary Financial Highlights – Continuing Operations

	Three Months Ended March 31,
	2022	2021	% Change

	(in millions, except per share amounts and percentages)
Credit sales	$6,887	$6,043	14
PPNR (1)	495	400	24
Average credit card and other loans	16,650	15,785	5
End-of-period credit card and other loans	16,843	15,537	8
End-of-period direct-to-consumer deposits	3,561	2,152	66

Return on average assets (2)	4.0%	4.9%	(0.9)
Return on average equity (3)	38.5%	66.3%	(27.8)

Net interest margin (4)	19.4%	17.7%	1.7
Loan yield (5)	25.6%	23.8%	1.8

Efficiency ratio (6)	46.2%	50.1%	(3.9)

Tangible book value per common share (7)	$31.87	$21.32	50
Tangible common equity / tangible assets ratio (TCE/TA) (8)	7.8%	5.2%	2.6
Cash dividend per common share	$0.21	$0.21	—

Delinquency rate	4.1%	3.8%	0.3
Net loss rate	4.8%	5.0%	(0.2)
Reserve rate	10.8%	11.9%	(1.1)
(1)	PPNR represents Income from continuing operations before income taxes plus Provision for credit losses, and is a non-GAAP measure. See also Table 6: Reconciliation of GAAP to Non-GAAP Financial Measure.
(2)	Return on average assets represents annualized Income from continuing operations divided by average Total assets.
(3)	Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.
(4)	Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(5)	Loan yield represents annualized Interest and fees on loans divided by Average credit card and other loans.
(6)	Efficiency ratio represents Total non-interest expenses divided by Total net interest and non-interest income.
(7)	Tangible book value per common share represents Total stockholders’ equity less Intangible assets, net, and Goodwill divided by shares outstanding.
(8)	Tangible common equity represents Total stockholders’ equity less Intangible assets, net, and Goodwill. Tangible assets represents Total assets less Intangible assets, net, and Goodwill.

Table 5: Net Interest Margin

	Three Months Ended March 31, 2022
	Average Balance	Interest Income / Expense	Average Yield / Rate

	(in millions, except percentages)
Cash and investment securities	$3,794	$2	0.26%
Credit card and other loans	16,650	1,066	25.60%
Total interest-earning assets	20,444	1,068	20.90%

Direct-to-consumer deposits (retail)	3,278	6	0.79%
Wholesale deposits	7,523	28	1.47%
Interest-bearing deposits	10,801	34	1.26%

Secured borrowings	4,994	20	1.59%
Unsecured borrowings	2,004	25	4.97%
Interest-bearing borrowings	6,998	45	2.56%
Total interest-bearing liabilities	17,799	79	1.77%

Net interest income		$989

Net interest margin (1)		19.4%

	Three Months Ended March 31, 2021
	Average Balance	Interest Income / Expense	Average Yield / Rate

	(in millions, except percentages)
Cash and investment securities	$3,107	$1	0.21%
Credit card and other loans	15,785	941	23.84%
Total interest-earning assets	18,892	942	19.95%

Direct-to-consumer deposits (retail)	1,884	6	1.20%
Wholesale deposits	8,041	41	2.06%
Interest-bearing deposits	9,925	47	1.90%

Secured borrowings	4,621	34	2.91%
Unsecured borrowings	2,830	26	3.72%
Interest-bearing borrowings	7,451	60	3.22%
Total interest-bearing liabilities	17,376	107	2.46%

Net interest income		$835

Net interest margin (1)		17.7%
(1)	Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measure

	Three Months Ended March 31,
	2022	2021	% Change

	(in millions, except percentages)
Income from continuing operations before income taxes	$302	$367	(18)
Provision for credit losses	193	33	*
Pre-tax pre-provision earnings (PPNR)	$495	$400	24

* Not meaningful

ASSET QUALITY

Given the nature of our business, the quality of our assets, in particular our credit card and other loans (primarily installment loans), is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor two metrics – delinquency rates and net charge-off rates – which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio, the success of our collection and recovery efforts, and, more broadly, the general macroeconomic conditions.

Delinquencies: An account is contractually delinquent if we do not receive the minimum payment due by the specified due date. Our policy is to continue to accrue interest and fee income on all accounts, except in limited circumstances, until the balance and all related interest and fees are paid or charged-off. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent; based upon the level of risk indicated, a collection strategy is deployed. If, after exhausting all in-house collection efforts we are unable to collect on the account, we may engage collection agencies or outside attorneys to continue those efforts, or sell the charged-off balances.

The following table presents the delinquency trends on our credit card and other loans portfolio based on the principal balances outstanding as of March 31, 2022 and December 31, 2021:

Table 7: Delinquency Trends on Credit Card and Other Loans

	March 31,	% of	December 31,	% of
	2022	Total	2021	Total

	(in millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,021	100.0%	$16,590	100.0%
Outstanding balances contractually delinquent:
31 to 60 days	$203	1.3%	$219	1.3%
61 to 90 days	150	0.9	147	0.9
91 or more days	305	1.9	281	1.7
Total	$658	4.1%	$647	3.9%

As part of our collections strategy, we may offer temporary, short term (six-months or less) loan modifications in order to improve the likelihood of collections and meet the needs of our customers. Our modifications for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced or deferred payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these forbearance modification programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our loan modification programs to determine if they represent a more than insignificant delay in payment, in which case they would then be considered a troubled debt restructuring.

Net Charge-Offs: Our net charge-offs include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses. Charged-off interest and fees reduce Interest and fees on loans while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Installment loans, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, credit card and other loans, including unpaid interest and fees as applicable, are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case not later than 180 days past due.

The net charge-off rate is calculated by dividing net charge-offs of principal balances for the period by the average credit card and other loans for the same period. Average credit card and other loans represent the average balance of the loans at the beginning and end of each month in the periods indicated. The following table presents our net charge-offs for the periods specified:

Table 8: Net Charge-Offs on Credit Card and Other Loans

	Three Months Ended March 31,
	2022	2021

	(in millions, except percentages)
Average credit card and other loans	$16,650	$15,785
Net charge-offs of principal balances	199	198
Net charge-offs as a percentage of average credit card and other loans	4.8%	5.0%

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has the liquidity and capital resources necessary to support our daily operations, our business growth, our credit ratings, and meet our regulatory and policy requirements (including capital and leverage ratio requirements applicable to Comenity Bank and Comenity Capital Bank (collectively referred to herein as the Banks) under Federal Deposit Insurance Corporation (FDIC) regulations) in a cost effective and prudent manner through expected and unexpected market environments.

Our primary sources of liquidity include cash generated from operating activities, our credit agreement and issuances of debt securities, our securitization programs and deposits issued by the Banks, in addition to our ongoing efforts to renew and expand our various sources of liquidity.

Our primary uses of liquidity are for ongoing and varied lending operations, scheduled payments of principal and interest on our debt, capital expenditures, including digital and product innovation and technology enhancements, and dividends.

Because of the alternatives available to us as discussed above, we believe our short-term and long-term sources of liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including dividend payments, debt service obligations and repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies. However, the adequacy of our liquidity could be impacted by volatility in the financial and capital markets, limiting our access to, or increasing our cost of capital, which could make capital unavailable on terms acceptable to us or at all.

Funding Sources

Credit Agreement

As of March 31, 2022, we had $633 million aggregate principal amount of term loans outstanding under our credit agreement, as amended, and a $750 million revolving line of credit under which we had no amounts drawn.

The credit agreement includes various restrictive financial and non-financial covenants. If we do not comply with these covenants, the maturity of amounts outstanding under the credit agreement may be accelerated and become payable, and the commitments may be terminated. As of March 31, 2022, we were in compliance with all financial covenants under the credit agreement.

Deposits

We utilize a variety of deposit products to finance our operating activities, including as funding for our non-securitized credit card and other loans, and to fund securitization enhancement requirements of the Banks. We offer both direct-to-consumer retail deposit products as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits). Across both our retail and wholesale deposits, the Banks offer various non-maturity deposit products that are generally redeemable on demand by the customer and, as such, have no scheduled maturity date; the Banks also issue certificates of deposit with scheduled maturity dates ranging between April 2022 and March 2027, in denominations of at least $1,000, on which interest is paid either monthly or at maturity.

The following table summarizes our retail and wholesale deposit products by type and associated attributes, as of March 31, 2022 and December 31, 2021, respectively:

Table 9: Deposits

	March 31,	December 31,
	2022	2021

	(in millions, except percentages)
Deposits:
Direct-to-consumer	$3,561	$3,180
Wholesale	7,059	7,847

Non-maturity deposit products:
Non-maturity deposits	$5,910	$5,586
Interest rate range	0.05% to 3.50%	0.05% to 3.50%
Weighted-average interest rate	0.76%	0.68%

Certificates of deposit:
Certificates of deposit	$4,710	$5,441
Interest rate range	0.20% to 3.75%	0.20% to 3.75%
Weighted-average interest rate	2.11%	1.91%

Securitization Programs and Conduit Facilities

We sell the majority of the credit card loans originated by the Banks to certain of our master trusts (the Trusts). These securitization programs are a principal vehicle through which we finance the Banks’ credit card loans. We use a combination of public term asset-backed notes and private conduit facilities for this purpose. During the three months ended March 31, 2022, $563 million of asset-backed term notes matured and were repaid, of which $25 million were previously retained by us and therefore eliminated from the Consolidated Balance Sheets.

As of March 31, 2022, total capacity under our Conduit Facilities was $4.5 billion, of which $3.8 billion had been drawn and was included in Debt issued by consolidated variable interest entities (VIEs) in the Consolidated Balance Sheet. In April 2022, the World Financial Network Credit Card Master Trust III amended its 2009-VFC conduit facility, increasing the capacity from $225 million to $275 million and extending the maturity to July 2023. In addition, in April 2022, the World Financial Capital Master Note Trust amended its 2009-VFN conduit facility, increasing the capacity from $1.5 billion to $2.5 billion and extending the maturity to July 2023.

As of March 31, 2022, we had approximately $10.8 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

The following table shows the maturities of borrowing commitments as of March 31, 2022, for the Trusts by year:

Table 10: Borrowing Commitment Maturities

	2022	2023	Thereafter	Total

	(in millions)
Fixed rate asset-backed term note securities	$1,035	$—	$—	$1,035
Conduit facilities (1)	1,725	2,750	—	4,475
Total (2)	$2,760	$2,750	$—	$5,510
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.4 billion of debt issued by the Trusts, which was retained by us as a credit enhancement and therefore has been eliminated from the Total.

Early amortization events as defined within each asset-backed securitization transaction are generally driven by asset performance. We do not believe it is reasonably likely that an early amortization event will occur due to asset performance. However, if an early amortization event were declared for a Trust, the trustee of that particular trust would retain the interest in the loans along with the excess spread that would otherwise be paid to our Bank subsidiary until the investors were fully repaid. The occurrence of an early amortization event would significantly limit or negate our ability to securitize additional credit card loans.

We have secured and continue to secure the necessary commitments to fund our credit card and other loans. However, certain of these commitments are short-term in nature and subject to renewal. There is no guarantee that these funding sources, when they mature, will be renewed on similar terms, or at all, as they are dependent on the availability of the asset-backed securitization and deposit markets at the time.

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

Stock Repurchase Programs

On February 28, 2022, our Board of Directors approved a stock repurchase program to acquire up to 200,000 shares of our outstanding common stock in the open market during the one-year period ending on February 28, 2023. As of March 31, 2022, we had repurchased 200,000 shares of our common stock under this program for $12 million. Following their repurchase, these 200,000 shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock. As of March 31, 2022, we had no shares remaining for repurchase under the approved repurchase program.

Dividends

For the three months ended March 31, 2022, we declared cash dividends of $0.21 per share for a total of $10 million, and paid cash dividends and dividend equivalents totaling $10 million.

On April 28, 2022, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on June 17, 2022, to stockholders of record at the close of business on May 13, 2022.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments, the vast majority of which relate to deposits, debt issued by consolidated VIEs, long-term and other debt, and operating leases.

We believe that we will have access to sufficient resources to meet these commitments.

Cash Flows

The table below summarizes our cash flow activity, followed by a discussion of the variance drivers impacting our operating, investing and financing activities, for the three months ended March 31, 2022 compared with the three months ended March 31, 2021.

Table 11: Cash Flows

	Three Months Ended March 31,
	2022	2021

	(in millions)
Total cash provided by (used in):
Operating activities	$497	$517
Investing activities	310	1,009
Financing activities	(1,096)	(1,741)
Effect of foreign currency exchange rates	—	(1)
Net (decrease) in cash, cash equivalents and restricted cash	$(289)	$(216)

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $497 million and $517 million for the three months ended March 31, 2022 and 2021, respectively. In the first quarter of 2022, the net cash provided by operating activities was primarily driven by cash generated from net income for the period, and increases in accounts payable and other liabilities. In the first quarter of 2021, the net cash provided by operating activities was also driven by cash generated from net income for the period, as well as favorable changes in working capital.

Cash Flows from Investing Activities primarily include changes in credit card and other loans. Cash provided by investing activities was $310 million and $1,009 million for the three months ended March 31, 2022 and 2021, respectively. In the first quarter of 2022, the net cash provided by investing activities was primarily due to seasonal paydowns of credit card and other loans. In the first quarter of 2021, the net cash provided by investing activities was also due to seasonal paydowns coupled with an increase in payment rates that benefitted from government economic stimulus programs.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $1,096 million and $1,741 million for the three months ended March 31, 2022 and 2021, respectively. In the first quarter of 2022, the net cash used in financing activities was primarily driven by net repayments of asset-backed term notes and debt issued by consolidated VIEs (securitizations) and lower deposits. In the first quarter of 2021, the net cash used in financing activities was also driven by net repayments of asset-backed term notes (securitizations) offset by net increases in deposits.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we do not believe, at this time, that we have been significantly affected by inflation to date. For the most part, we have relied on operating efficiencies from scale, technology and expansion in lower cost jurisdictions in select circumstances, as well as decreases in technology and communication costs, to offset increased costs of employee compensation and other operating expenses. We also recognize that a customer’s ability and willingness to repay us can be negatively impacted by factors such as inflation, which may result in greater delinquencies that lead to greater credit losses. See Item 1A “Risk Factors” in our 2021 Form 10-K for further information on the risks of inflation on our Company.

With respect to seasonality, our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping period in the fourth quarter and, to a lesser extent, during the first quarter as credit card and other loans are paid down.

LEGISLATIVE AND REGULATORY MATTERS

Comenity Bank is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. Comenity Capital Bank is also subject to various regulatory capital requirements administered by the FDIC, as well as the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. Both Banks are limited in the amounts they can pay as dividends to the Parent Company. For additional information about legislative and regulatory matters impacting us see “Business–Supervision and Regulation” under Part I of our 2021 Form 10-K.

Quantitative measures established by regulations to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity Tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on Comenity Bank’s and/or Comenity Capital Bank’s operating activities, as well as our operating activities. Based on these regulations, as of March 31, 2022 and 2021, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks are considered well capitalized and seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, as of March 31, 2022, are as follows:

Table 12: Capital Ratios

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 Leverage capital ratio (1)	19.4%	4.0%	5.0%
Common Equity Tier 1 capital ratio (2)	22.5	4.5	6.5
Tier 1 capital ratio (3)	22.5	6.0	8.0
Total Risk-based capital ratio (4)	23.8	8.0	10.0

Comenity Capital Bank
Tier 1 Leverage capital ratio (1)	17.2%	4.0%	5.0%
Common Equity Tier 1 capital ratio (2)	19.3	4.5	6.5
Tier 1 capital ratio (3)	19.3	6.0	8.0
Total Risk-based capital ratio (4)	20.7	8.0	10.0

Combined Banks
Tier 1 Leverage capital ratio (1)	18.2%	4.0%	5.0%
Common Equity Tier 1 capital ratio (2)	20.8	4.5	6.5
Tier 1 capital ratio (3)	20.8	6.0	8.0
Total Risk-based capital ratio (4)	22.1	8.0	10.0
(1)	The Tier 1 Leverage capital ratio represents tier 1 capital divided by total average assets, after certain adjustments.
(2)	The Common Equity Tier 1 capital ratio represents common equity tier 1 capital divided by total risk-weighted assets.
(3)	The Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets.
(4)	The Total Risk-based capital ratio represents total capital divided by total risk-weighted assets.

The Banks adopted the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delays the effects of CECL on their regulatory capital for two years, until January 1, 2022, after which the effects are phased-in over a three-year period through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of

CECL as of January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021. We began to phase-in these effects on January 1, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A),” included in our 2021 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the “Recently Issued Accounting Standards” under Note 1, “Description of Business and Basis of Presentation,” to the unaudited condensed consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding, and the guidance we give with respect to, our anticipated operating or financial results, future financial performance and outlook, initiation or completion of strategic initiatives, future dividend declarations and future economic conditions, including, but not limited to, market conditions, inflation and developments in the geopolitical environment. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	the ongoing effects of the global COVID-19 pandemic, which remain difficult to predict;
●	macroeconomic and geopolitical conditions, including, but not limited to, market conditions, inflation and any impact of the war in Ukraine;
●	loss of, or reduction in demand for services from, significant customers or partners;
●	increases in fraudulent activity, net charge-offs in credit card and other loans or increases or volatility in the allowance for credit losses that may result from the application of the current expected credit loss model;
●	failure to identify, complete or successfully integrate or disaggregate business acquisitions or divestitures, including our ability to realize the intended benefits of the spinoff of our LoyaltyOne segment;
●	continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	the expected tax-free treatment of the distribution effected in the LoyaltyOne spinoff for U.S. federal income tax purposes;
●	increases in the cost of doing business, including market interest rates;
●	inability to access financial or capital markets, including asset-backed securitization funding or deposits markets;
●	restrictions that limit our banks’ ability to pay dividends to us;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy;
●	increases in regulatory capital requirements or other support for our Banks;
●	loss or disruption, due to cyberattack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors set forth in the Risk Factors section in our 2021 Form 10-K as well as those factors discussed in Item 1A and elsewhere in this Form 10-Q and in the documents incorporated by reference in this Form 10-Q.

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

Item 1. Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2022	2021

	(in millions, except per share amounts)
Interest income
Interest and fees on loans	$1,066	$941
Interest on cash and investment securities	2	1
Total interest income	1,068	942
Interest expense
Interest on deposits	34	47
Interest on borrowings	45	60
Total interest expense	79	107
Net interest income	989	835
Non-interest income
Interchange revenue, net of retailer share arrangements	(96)	(68)
Other	28	35
Total non-interest income	(68)	(33)
Total net interest and non-interest income	921	802
Provision for credit losses	193	33
Total net interest and non-interest income, after provision for credit losses	728	769
Non-interest expenses
Employee compensation and benefits	179	159
Card and processing expenses	82	78
Information processing and communication	56	51
Marketing expenses	31	42
Depreciation and amortization	21	25
Other	57	47
Total non-interest expenses	426	402
Income from continuing operations before income taxes	302	367
Provision for income taxes	91	99
Income from continuing operations	211	268
(Loss) income from discontinued operations, net of income taxes	(1)	18
Net income	$210	$286

Basic income per share (Note 13):
Income from continuing operations	$4.23	$5.39
(Loss) income from discontinued operations	$(0.01)	$0.37
Net income per share	$4.22	$5.76

Diluted income per share (Note 13):
Income from continuing operations	$4.21	$5.38
(Loss) income from discontinued operations	$(0.01)	$0.36
Net income per share	$4.20	$5.74

Weighted average shares (Note 13):
Basic	49.9	49.7
Diluted	50.0	49.8

See Notes to Unaudited Condensed Consolidated Financial Statements

BREAD FINANCIAL HOLDINGS, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2022	2021

	(in millions)
Net income	$210	$286

Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	(9)	(9)
Tax benefit	2	1
Unrealized loss on available-for-sale debt securities, net of tax	(7)	(8)

Unrealized gain on cash flow hedges	—	1
Tax benefit	—	—
Unrealized gain on cash flow hedges, net of tax	—	1

Foreign currency translation adjustments	—	(30)

Other comprehensive loss, net of tax	(7)	(37)

Total comprehensive income, net of tax	$203	$249

See Notes to Unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021

	(in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$2,930	$3,046
Credit card and other loans:
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities: 2022, $10,771; 2021, $11,215)	16,843	17,399
Allowance for credit losses	(1,826)	(1,832)
Credit card and other loans, net	15,017	15,567
Investment securities	233	239
Property and equipment, net	220	215
Goodwill and intangible assets, net	682	687
Other assets	1,856	1,992
Total assets	$20,938	$21,746
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	10,646	11,027
Debt issued by consolidated variable interest entities	4,816	5,453
Long-term and other debt	1,962	1,986
Other liabilities	1,246	1,194
Total liabilities	18,670	19,660
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 49.8 million shares as of both March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	2,163	2,174
Retained earnings (accumulated deficit)	113	(87)
Accumulated other comprehensive loss	(9)	(2)
Total stockholders’ equity	2,268	2,086
Total liabilities and stockholders’ equity	$20,938	$21,746

See Notes to Unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2022	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance as of December 31, 2021	49.9	$1	$2,174	$—	$(87)	$(2)	$2,086
Net income	—	—	—	—	210	—	210
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	7	—	—	—	7
Repurchases of common stock	(0.2)	—	(12)				(12)
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	(10)	—	(10)
Other	0.1	—	(6)	—	—	—	(6)
Balance as of March 31, 2022	49.8	$1	$2,163	$—	$113	$(9)	$2,268

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2021	Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(in millions)
Balance as of December 31, 2020	117.1	$1	$3,427	$(6,734)	$4,832	$(5)	$1,521
Net income	—	—	—	—	286	—	286
Other comprehensive loss	—	—	—	—	—	(37)	(37)
Stock-based compensation	—	—	7	—	—	—	7
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	(10)	—	(10)
Other	—	—	(3)	—	—	—	(3)
Balance as of March 31, 2021	117.1	$1	$3,431	$(6,734)	$5,108	$(42)	$1,764

See Notes to Unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2022	2021

	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210	$286
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	193	33
Depreciation and amortization	21	34
Deferred income taxes	(48)	(26)
Non-cash stock compensation	7	7
Amortization of deferred financing costs	6	8
Amortization of deferred origination costs	21	16
Change in other operating assets and liabilities:
Change in other assets	(2)	60
Change in other liabilities	73	95
Other	16	4
Net cash provided by operating activities	497	517

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in credit card and other loans	339	1,034
Change in redemption settlement assets	—	(13)
Capital expenditures	(20)	(12)
Purchases of investment securities	(18)	(22)
Maturities of investment securities	12	22
Other	(3)	—
Net cash provided by investing activities	310	1,009

CASH FLOWS FROM FINANCING ACTIVITIES:
Unsecured borrowings under debt agreements	175	—
Repayments/maturities of unsecured borrowings under debt agreements	(200)	(25)
Debt issued by consolidated variable interest entities	525	175
Repayments/maturities of debt issued by consolidated variable interest entities	(1,162)	(2,039)
Net (decrease) increase in deposits	(405)	162
Dividends paid	(10)	(11)
Repurchases of common stock	(12)	—
Other	(7)	(3)
Net cash used in financing activities	(1,096)	(1,741)

Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	—	(1)

Change in cash, cash equivalents and restricted cash	(289)	(216)
Cash, cash equivalents and restricted cash at beginning of period	3,923	3,463
Cash, cash equivalents and restricted cash at end of period	$3,634	$3,247

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash and cash equivalents reconciliation:
Cash and cash equivalents	$2,930	$2,634
Restricted cash included within Other assets	704	314
Cash, cash equivalents and restricted cash included within Assets of discontinued operations	—	299
Total cash, cash equivalents and restricted cash	$3,634	$3,247

The Unaudited Condensed Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations.

See Notes to Unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF THE BUSINESS

Effective March 23, 2022, Alliance Data Systems Corporation was renamed Bread Financial Holdings, Inc, and on April 4, 2022, its New York Stock Exchange ticker changed from “ADS” to “BFH”. Neither the name change nor the ticker change affected the legal entity structure, nor did it have an impact on the financial statements.

Bread Financial Holdings, Inc. (BFH or, including its consolidated subsidiaries and variable interest entities (VIEs), the Company) is a tech-forward financial services company providing simple, personalized payment, lending and saving solutions. The Company creates opportunities for its customers and partners through digitally enabled choices that offer ease, empowerment, financial flexibility and exceptional customer experiences. Driven by a digital-first approach, data insights and white-label technology, the Company delivers growth for its partners through a comprehensive product suite, including private label and co-brand credit cards, installment lending, and buy now, pay later (split-pay). The Company also offers direct-to-consumer solutions that give customers more access, choice and freedom through its branded Bread CashbackTM American Express® Credit Card and Bread SavingsTM products.

BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). For purposes of comparability, certain prior period amounts have been reclassified to conform to the current presentation, in particular, as a result of the spinoff of its LoyaltyOne segment and its classification as discontinued operations, the Company has adjusted the presentation of its Consolidated Financial Statements from its historical approach under SEC Regulation S-X Article 5, which is broadly applicable to all “commercial and industrial companies,” to Article 9, which is applicable to “bank holding companies.” While neither the Company nor any of its subsidiaries are considered a “bank” within the meaning of the Bank Holding Company Act, the changes from the historical presentation, to the bank holding company presentation, the most significant of which reflect a reclassification of Interest expense within Net interest income, are intended to reflect the Company’s operations going forward and better align the Company with its peers for comparability purposes.

The unaudited Condensed Consolidated Financial Statement should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022; if not significantly different, certain note disclosures included therein have been omitted from these unaudited Condensed Consolidated Financial Statements.

The unaudited Condensed Consolidated Financial Statements included herein reflect all adjustments, which consist of normal, recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the interim periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosures of contingent assets and liabilities. These accounting estimates and assumptions reflect the best judgement of management, but actual results could differ. The most significant of those estimates and assumptions relate to the Company’s Allowance for credit losses.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which the Company has a controlling financial interest. All intercompany transactions have been eliminated.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2022, the Financial Accounting Standards Board issued new accounting and disclosure guidance for troubled debt restructurings effective January 1, 2023, with early adoption permitted. Specifically, the new guidance eliminates the previous recognition and measurement guidance for troubled debt restructurings while enhancing the disclosure requirements for certain loan modifications, including requiring disclosure of gross charge-offs by year of loan origination. The Company is evaluating the new guidance and any impacts on its financial position, results of operations and regulatory risk-based capital, none of which are expected to be material, along with any anticipated impacts on its operational processes, controls and governance.

2. CREDIT CARD AND OTHER LOANS

The Company’s payment and lending solutions result in the generation of credit card and other loans, which are recorded at the time a cardholder enters into a point-of-sale transaction with a merchant. Credit card loans represent revolving amounts due and have a range of terms that include credit limits, interest rates and fees, which can be revised over time based on new information about the cardholder, in accordance with applicable regulations and the governing terms and conditions. Cardholders choosing to make a payment of less than the full balance due, instead of paying in full, are subject to finance charges and are required to make monthly payments based on pre-established amounts. Other loans, which are primarily installment loans offered to customers, have a range of fixed terms such as interest rates, fees and repayment periods, and borrowers are required to make pre-established monthly payments over the term of the loan in accordance with the applicable terms and conditions. Credit card and other loans are presented on the Consolidated Balance Sheets net of the Allowance for credit losses, and include principal and any related accrued interest and fees. The Company continues to accrue interest and fee income on all accounts, except in limited circumstances, until the related balance and all related interest and fees are paid or charged-off; an Allowance for credit losses is established for uncollectable interest and fees.

Primarily, the Company classifies its credit card and other loans as held for investment. The Company sells a majority of its credit card loans originated by Comenity Bank and by Comenity Capital Bank, which together are referred to herein as the “Banks,” to securitization master trusts, which are themselves consolidated VIEs, and therefore these loans are restricted for securitization investors. All new originations of credit card and other loans are determined to be held for investment at origination because the Company has the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, the Company considers the average life and homogenous nature of its credit card and other loans. In assessing whether its credit card and other loans continue to be held for investment, the Company also considers capital levels and scheduled maturities of funding instruments used. The assertion regarding the intent and ability to hold credit card and other loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of the Company’s direct-to-consumer deposits and other funding instruments; the demonstrated ability to replace maturing time-based deposits and other borrowings with new deposits or borrowings; and historic payment activity on its credit card and other loans. Due to the homogenous nature of the Company’s credit card loans, amounts are classified as held for investment on a brand partner portfolio basis. From time to time certain credit card loans are classified as held for sale, as determined on a brand partner basis. The Company carries these assets at the lower of aggregate cost or fair value, and continues to recognize finance charges on an accrual basis. Cash flows associated with credit card and other loans originated or purchased for investment are classified as Cash flows from investing activities, regardless of any subsequent change in intent and ability.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s credit card and other loans were as follows, as of March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021

	(in millions)
Credit card loans	$16,651	$17,217
Installment (other) loans	192	182
Total credit card and other loans (1)(2)	16,843	17,399
Less: Allowance for credit losses	(1,826)	(1,832)
Credit card and other loans, net	$15,017	$15,567
(1)	Includes $10.8 billion and $11.2 billion of credit card and other loans available to settle obligations of consolidated VIEs as of March 31, 2022 and December 31, 2021, respectively.
(2)	Includes $228 million and $224 million, of accrued interest and fees that have not yet been billed to cardholders as of March 31, 2022 and December 31, 2021, respectively.

Credit Card and Other Loans Aging

An account is contractually delinquent if the Company does not receive the minimum payment due by the specified due date. The Company’s policy is to continue to accrue interest and fee income on all accounts, except in limited circumstances, until the balance and all related interest and fees are paid or charged-off. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent; based upon the level of risk indicated, a collection strategy is deployed. If, after exhausting all in-house collection efforts, the Company is unable to collect on the account, it may engage collection agencies or outside attorneys to continue those efforts, or sell the charged-off balances and accompanying account(s).

The following table presents the delinquency trends on the Company’s credit card and other loans portfolio based on the amortized cost:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 days delinquent	61 to 90 days delinquent	91 or more days delinquent	Total delinquent	Current	Total

	(in millions)
As of March 31, 2022	$241	$190	$435	$866	$15,709	$16,575

As of December 31, 2021	$262	$186	$401	$849	$16,284	$17,133
(1)	Installment loan delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant at each period presented.

From time to time the Company may re-age cardholders’ accounts, which is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due; this practice affects credit card loan delinquencies and charge-offs. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. For the three months ended March 31, 2022 and 2021, the Company’s re-aged accounts represented 1.6% and 2.8%, respectively, of total credit card and other loans. The Company’s re-aging practices comply with regulatory guidelines.

Net Principal Charge-offs

The Company’s net charge-offs include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses. Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Installment loans, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, credit card and other loans, including unpaid interest and fees as applicable, are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case not later than 180 days past due. The Company records the actual charge-offs for unpaid interest and fees as a reduction to Interest and fees on loans, which were $136 million and $131 million for the three months ended March 31, 2022 and 2021, respectively.

Modified Credit Card Loans

Forbearance Programs

As part of the Company’s collections strategy, the Company may offer temporary, short term (six-months or less) loan modifications in order to improve the likelihood of collections and meet the needs of the Company’s customers. The Company’s modifications for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced or deferred payment requirements, interest rate reductions and late fee waivers. The Company does not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where the Company believes the customer will recover from the short-term hardship and resume scheduled payments. Under these forbearance modification programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. The Company evaluates its loan modification programs to determine if they represent a more than insignificant delay in payment, in which case they would then be considered a troubled debt restructuring (TDR). Loans in these short term programs that are determined to be TDR’s, will be included as such in the disclosures below.

Credit Card Loans Modified as TDRs

The Company considers impaired loans to be loans for which it is probable that it will be unable to collect all amounts due according to the original contractual terms of the cardholder agreement, including credit card loans modified as TDRs. In instances where cardholders are experiencing financial difficulty, the Company may modify its credit card loans with the intention of minimizing losses and improving collectability, while providing cardholders with financial relief; such credit card loans are classified as TDRs, exclusive of forbearance programs described above. Modifications, including for temporary hardship and permanent workout programs, include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card loans if the cardholder complies with the terms of the program.

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

TDRs are collectively evaluated for impairment on a pooled basis. In measuring the appropriate allowance for credit losses, these modified credit card loans are included in the general pool of credit card loans, with the allowance determined under a contingent loss model. The Company’s impaired credit card loans represented less than 3% of total credit card loans as of both March 31, 2022 and December 31, 2021. As of those same dates, the Company’s recorded investment in impaired credit card loans was $264 million and $281 million, respectively, with an associated allowance for credit losses of $88 million and $81 million, respectively. The average recorded investment in impaired credit card loans was $272 million and $482 million for the three months ended March 31, 2022 and 2021, respectively.

Interest income on these impaired credit card loans is accounted for in the same manner as other non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not in modification programs. The Company recognized $4 million and $9 million for the three months ended

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

March 31, 2022 and 2021, respectively, in interest income associated with credit card loans in modification programs, during the period that such loans were impaired.

The following table provides additional information regarding credit card loans modified as TDRs during the specified periods:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance

(Dollars in millions)
Troubled debt restructurings – credit card loans	37,998	$56	$56	63,628	$93	$93

The following table provides additional information regarding credit card loans modified as TDRs that have subsequently defaulted within 12 months of their modification dates during the specified periods; the probability of default is factored into the allowance for credit losses:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance

(Dollars in millions)
Troubled debt restructurings that subsequently defaulted	21,653	$29	51,009	$67

Credit Quality

Credit Card Loans

As part of the Company’s credit risk management activities, the Company assesses overall credit quality by reviewing information related to the performance of a credit cardholder’s account, as well as information from credit bureaus relating to the cardholder’s broader credit performance. The Company utilizes VantageScore (Vantage) credit scores to assist in its assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. The Company categorizes these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and the Company uses alternative sources to assess credit risk and predict behavior. The table below excludes 0.1% of the total credit card loans balance at each of March 31, 2022 and December 31, 2021, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of the Company’s credit card loans by Vantage score during the specified periods:

	Vantage
	March 31,			December 31,
	2022			2021
	661 or	601 to	600 or	661 or	601 to	600 or
	Higher	660	Less	Higher	660	Less
Credit card loans	61%	27%	12%	62%	26%	12%

Note: The Company’s credit card loans are revolving as they do not have stated maturities, and therefore are exempted from certain vintage disclosures otherwise required under GAAP.

Installment Loans

The amortized cost basis of the Company’s installment loans totaled $192 million and $182 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, approximately 85% of these loans were originated by customers with Fair Isaac Corporation (FICO) scores of 660 or above, and approximately 15% of these loans were

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

originated by customers with FICO scores below 660. Similarly, as of December 31, 2021, approximately 84% and 16% of these loans were originated by customers with FICO scores of 660 or above, and below 660, respectively.

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

The Company manages its potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of its portfolios and applying consistent underwriting standards. The Company has the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $112.0 billion as of both March 31, 2022 and December 31, 2021. While this amount represented the total available unused credit card lines, the Company has not experienced and does not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of March 31, 2022 and December 31, 2021, there were no credit card loans held for sale and no portfolio sales were made during either of the three months ended March 31, 2022 or 2021.

Portfolio Acquisitions

No portfolio acquisitions were made during either of the three months ended March 31, 2022 or 2021.

3. ALLOWANCE FOR CREDIT LOSSES

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

In estimating its allowance for credit losses, for each identified group, management utilizes various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models utilize historical data and applicable macroeconomic variables with statistical analysis and behavioral relationships with credit performance. The Company’s quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card and other loans, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects the Company’s best estimate of current expected credit losses. As permitted by GAAP, the Company excludes unbilled finance charges from its amortized cost basis of credit card and other loans. As of March 31, 2022 and December 31, 2021, accrued interest and fees that have not yet been billed to cardholders were $228 million and $224 million, respectively, and included in Credit card and other loans on the Consolidated Balance Sheets.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Installment Loans

The Company measures its allowance for credit losses on installment loans using a statistical model to estimate projected losses over the remaining term of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of March 31, 2022 and December 31, 2021, the allowance for credit losses on installment loans was $15 million and $14 million, respectively.

Allowance for Credit Losses Rollforward

The following table presents the Company’s allowance for credit losses for its credit card and other loans. With the acquisition of Bread in December 2020, the Company acquired certain installment loans which represented a separate portfolio segment; the amount of the related allowance for credit losses was insignificant and therefore has been included in the table below. The amounts presented are for the three months ended March 31:

	Three Months Ended
	March 31,
	2022	2021

	(in millions)
Beginning balance	$1,832	$2,008

Provision for credit losses (1)	193	33
Net principal charge-offs (2)	(199)	(198)
Ending balance	$1,826	$1,843
(1)	Provision for credit losses includes a build/release for the allowance, as well as replenishment of Net principal charge-offs.
(2)	Principal charge-offs are presented net of recoveries of $43 million and $51 million for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, the allowance for credit losses remained relatively flat. For the three months ended March 31, 2021, the decrease in the allowance for credit losses was due to improvement in the macroeconomic outlook, a decline in credit card and other loans due to the pandemic and lower principal charge-offs.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. SECURITIZATIONS

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

The Company regularly securitizes the majority of its credit card loans through the transfer of those loans to one of its master trusts (the Trusts). The Company performs the decision making for the Trusts, as well as servicing the cardholder accounts that generate the credit card loans held by the Trusts. In its capacity as a servicer, the Company administers the loans, collects payments and charges-off uncollectible balances. Servicing fees are earned by a subsidiary of the Company, which are eliminated in consolidation.

The Trusts are consolidated VIEs because they have insufficient equity at risk to finance their activities – being the issuance of debt securities and notes, collateralized by the underlying credit card loans. Because the Company performs the decision making and servicing for the Trusts, it has the power to direct the activities that most significantly impact the Trusts’ economic performance (the collection of the underlying credit card loans). In addition, the Company holds all of the variable interests in the Trusts, with the exception of the liabilities held by third-parties. These variable interests provide the Company with the right to receive benefits and the obligation to absorb losses, which could be significant to the Trusts. As a result of these considerations, the Company is deemed to be the primary beneficiary of the Trusts and therefore consolidates the Trusts.

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

The Company is required to maintain minimum interests in its Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three months ended March 31, 2022 and 2021, no such triggering events occurred.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide the total securitized credit card loans and related delinquencies, and net principal charge-offs of securitized credit card loans for the periods specified:

	March 31,	December 31,
	2022	2021

	(in millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$10,771	$11,215
Of which: principal amount of credit card loans 91 days or more past due	$169	$159

	Three Months Ended March 31,
	2022	2021

	(in millions)
Net charge-offs of securitized principal	$116	$131

5. INVESTMENT SECURITIES

The Company’s investment securities consist of available-for-sale (AFS) securities, which are debt securities, U.S. Treasury bonds and mutual funds, as well as equity securities. These investments are carried at fair value on the Consolidated Balance Sheets within Investment securities. For any AFS debt securities in an unrealized loss position, the CECL methodology requires estimation of the lifetime expected credit losses which then would be recognized in the Consolidated Statements of Income by establishing, or adjusting an existing allowance for those credit losses. The Company did not have any such credit losses for the periods presented. Any unrealized gains, or any portion of a security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. The Company typically invests in highly-rated securities with low probabilities of default. Gains and losses on investments in equity securities are recorded in Other non-interest expenses in the Consolidated Statements of Income. Realized gains and losses are recognized upon disposition of the securities, using the specific identification method. The table below reflects unrealized gains and losses as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022				December 31, 2021
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(in millions)
AFS and equity securities	$241	$—	$(8)	$233	$237	$4	$(2)	$239
Total	$241	$—	$(8)	$233	$237	$4	$(2)	$239

The following table provides information about the Company’s AFS debt securities with gross unrealized losses, as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
AFS debt securities	$107	$(5)	$28	$(3)	$135	$(8)
Total	$107	$(5)	$28	$(3)	$135	$(8)

	December 31, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in millions)
AFS debt securities	$57	$(1)	$15	$(1)	$72	$(2)
Total	$57	$(1)	$15	$(1)	$72	$(2)

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of March 31, 2022, the amortized cost and estimated fair value of the Company’s AFS debt securities, which are mortgage-backed securities with no stated maturities, was $175 million and $167 million, respectively.

There were no realized gains or losses from the sale of any investment securities for either of the three months ended March 31, 2022 or 2021.

6. DEPOSITS

As of March 31, 2022 and December 31, 2021, deposits were categorized as interest-bearing or non-interest-bearing as follows:

	March 31,	December 31,
	2022	2021

	(in millions)
Interest-bearing	$10,620	$11,027
Non-interest-bearing (including cardholder credit balances)	26	—
Total deposits	$10,646	$11,027

Deposits by deposit type as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021

	(in millions)
Savings accounts:
Direct-to-consumer	$2,045	$1,713
Wholesale	3,865	3,873
Certificates of deposit:
Direct-to-consumer	1,516	1,467
Wholesale	3,194	3,974
Cardholder credit balances	26	—
Total deposits	$10,646	$11,027

The scheduled maturities of certificates of deposit as of March 31, 2022 were as follows:

(in millions)
2022(1)	$2,603
2023	1,329
2024	648
2025	70
2026	48
Thereafter	12
Total certificates of deposit	4,710
(1)	The 2022 balance includes $6 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of March 31, 2022 and December 31, 2021, certificates of deposit that exceeded applicable FDIC insurance limits which are generally $250,000 or more, in the aggregate, were $511 million and $500 million, respectively.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income:

	Three Months Ended
	March 31,
	2022	2021

	(in millions)
Payment protection products	$38	$35
Loss from equity method investment	(12)	—
Other	2	—
Total other non-interest income	$28	$35

The following table provides the components of Other non-interest expenses:

	Three Months Ended
	March 31,
	2022	2021

	(in millions)
Professional services and regulatory fees	$31	$31
Occupancy expense	6	7
Other(1)	20	9
Total other non-interest expenses	$57	$47

(1)	Primarily related to costs associated with various other individually insignificant operating activities.

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

We monitor the market conditions and evaluate the fair value hierarchy levels quarterly. For the three months ended March 31, 2022 and 2021, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the carrying values and fair values of the Company’s financial assets and financial liabilities:

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
Financial assets
Credit card and other loans, net	$15,017	$17,308	$15,567	$17,989
Investment securities	233	233	239	239
Financial liabilities
Deposits	10,646	10,675	11,027	11,135
Debt issued by consolidated VIEs	4,816	4,820	5,453	5,467
Long-term and other debt	1,962	1,980	1,986	2,053

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

Investment securities: Investment securities consist of AFS securities, which are debt securities, U.S. Treasury bonds and mutual funds, as well as equity securities, and are recorded at fair value on the Consolidated Balance Sheets. Quoted prices of identical or similar investment securities in active markets are used to estimate the fair values (i.e., Level 1 or Level 2 inputs).

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

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables summarize the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs:

	March 31, 2022
	Total	Level 1	Level 2	Level 3

	(in millions)
Investment securities	$233	$46	$187	$—
Total assets measured at fair value	$233	$46	$187	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3

	(in millions)
Investment securities	$239	$48	$191	$—
Total assets measured at fair value	$239	$48	$191	$—

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables summarize the Company’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2022 and December 31, 2021 respectively. The fair values of these financial instruments are estimates as of March 31, 2022 and December 31, 2021, and require management’s judgment; therefore, these figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating all of the amounts presented.

	March 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and other loans, net	$17,308	$—	$—	$17,308
Total	$17,308	$—	$—	$17,308

Financial liabilities:
Deposits	$10,675	$—	$10,675	$—
Debt issued by consolidated VIEs	4,820	—	4,820	—
Long-term and other debt	1,980	—	1,980	—
Total	$17,475	$—	$17,475	$—

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3

	(in millions)
Financial assets:
Credit card and other loans, net	$17,989	$—	$—	$17,989
Total	$17,989	$—	$—	$17,989

Financial liabilities:
Deposits	$11,135	$—	$11,135	$—
Debt issued by consolidated VIEs	5,467	—	5,467	—
Long-term and other debt	2,053	—	2,053	—
Total	$18,655	$—	$18,655	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property and equipment, right-of-use assets, deferred contract assets, goodwill, and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. The Company did not have any impairments for either of the three months ended March 31, 2022 or 2021.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Comenity Bank is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation (FDIC). The Company’s industrial bank, Comenity Capital Bank, is regulated, supervised and examined by the State of Utah and the FDIC. While neither of the Banks is currently subject to regular examinations by the Consumer Financial Protection Bureau (CFPB) due to each Bank’s total assets not having exceeded $10.0 billion for four consecutive quarters, we have in the past been, and may in the future become, subject to supervision and examination by the CFPB with respect to federal consumer protection laws.

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Tier 1 capital to average assets, Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on Comenity Bank’s and/or Comenity Capital Bank’s operating activities, as well as those of the Company. Based on these regulations, as of March 31, 2022, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized.

The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, as of March 31, 2022, are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 Leverage capital ratio (1)	19.4%	4.0%	5.0%
Common Equity Tier 1 capital ratio (2)	22.5	4.5	6.5
Tier 1 capital ratio (3)	22.5	6.0	8.0
Total Risk-based capital ratio (4)	23.8	8.0	10.0

Comenity Capital Bank
Tier 1 Leverage capital ratio (1)	17.2%	4.0%	5.0%
Common Equity Tier 1 capital ratio (2)	19.3	4.5	6.5
Tier 1 capital ratio (3)	19.3	6.0	8.0
Total Risk-based capital ratio (4)	20.7	8.0	10.0

Combined Banks
Tier 1 Leverage capital ratio (1)	18.2%	4.0%	5.0%
Common Equity Tier 1 capital ratio (2)	20.8	4.5	6.5
Tier 1 capital ratio (3)	20.8	6.0	8.0
Total Risk-based capital ratio (4)	22.1	8.0	10.0
(1)	The Tier 1 Leverage capital ratio represents tier 1 capital divided by total average assets, after certain adjustments.
(2)	The Common Equity Tier 1 capital ratio represents common equity tier 1 capital divided by total risk-weighted assets.
(3)	The Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets.
(4)	The Total Risk-based capital ratio represents total capital divided by total risk-weighted assets.

Indemnification

On July 1, 2019, the Company completed the sale of its Epsilon segment to Publicis Groupe S.A. (Publicis). Under the terms of the agreement governing that transaction, the Company agreed to indemnify Publicis and its affiliates from and

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Legal Proceedings

From time to time the Company is involved in various claims and lawsuits and other proceedings, arising in the ordinary course of business that it believes will not have a material adverse effect on its business, consolidated financial condition or liquidity, including claims and lawsuits alleging breaches of the Company’s contractual obligations, arbitrations, class actions and other litigation, arising in connection with its business activities. The Company is also involved, from time to time, in reviews, investigations, subpoenas and other proceedings (both formal and informal) by governmental agencies regarding its business (collectively, “regulatory matters”), which could subject the Company to significant fines, penalties, obligations to change its business practices or other requirements resulting in increased expenses, diminished income and damage to the Company’s reputation.

10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended March 31, 2022	on Securities	Flow Hedges	Investment Hedge	Adjustments	Loss

	(in millions)
Balance as of December 31, 2021	$1	$—	$—	$(3)	$(2)
Changes in other comprehensive loss	(7)	—	—	—	(7)
Balance as of March 31, 2022	$(6)	$—	$—	$(3)	$(9)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended March 31, 2021	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss

	(in millions)
Balance as of December 31, 2020	$23	$(1)	$(7)	$(20)	$(5)
Changes in other comprehensive (loss) income	(8)	1	—	(30)	(37)
Balance as of March 31, 2021	$15	$—	$(7)	$(50)	$(42)
(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates from the Company’s LoyaltyOne segment, which was spun off in November 2021.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On February 28, 2022, the Company’s Board of Directors approved a stock repurchase program to acquire up to 200,000 shares of the Company’s outstanding common stock in the open market during the one-year period ending on February 28, 2023. As of March 31, 2022, the Company had repurchased 200,000 shares of its common stock under this program for $12 million. Following their repurchase, these 200,000 shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock. As of March 31, 2022, the Company had no shares remaining for repurchase under the approved repurchase program.

During the three months ended March 31, 2021, the Company did not repurchase any shares of its common stock.

Stock Compensation Expense

During the three months ended March 31, 2022, the Company awarded 531,448 service-based restricted stock units with a weighted average grant date fair value per share of $72.21 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the three months ended March 31, 2022, the Company awarded 82,513 performance-based restricted stock units with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. The fair market value of these awards is $72.42. If the performance targets are met, the restrictions will lapse (i.e., the awards will vest) with respect to the entire award on February 17, 2025, provided that the participant is employed by the Company on the vesting date.

For the three months ended March 31, 2022 and 2021, the Company recognized $7 million and $5 million in stock-based compensation expense, respectively.

Dividends

On January 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock to stockholders of record at the close of business on February 11, 2022, resulting in a dividend payment of $10 million on March 18, 2022.

On April 28, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share on the Company’s common stock, payable on June 17, 2022, to stockholders of record at the close of business on May 13, 2022.

12. INCOME TAXES

Provision for income taxes decreased $8 million, or 7%, to $91 million for the three months ended March 31, 2022, primarily driven by the decrease in Income from continuing operations before income taxes. The effective tax rate was 30.2% and 26.9% for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in the effective tax rate primarily related to discrete charges in the current period and an increase in nondeductible items over those in the prior year period.

The Company is under examination by the Internal Revenue Service as well as tax authorities in various states. The tax years under examination and open for examination vary by jurisdiction, but with some exceptions, the tax returns filed by the Company are no longer subject to U.S. federal income tax and state and local examinations for the years before 2015 or foreign income tax examinations for years before 2017.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three months ended March 31:

	Three Months Ended March 31,
	2022	2021

	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$211	$268
(Loss) income from discontinued operations, net of income taxes	(1)	18
Net income	$210	$286

Denominator:
Basic: Weighted average common stock	49.9	49.7
Weighted average effect of dilutive securities:
Add: net effect of dilutive unvested restricted stock awards (1)	0.1	0.1
Diluted	50.0	49.8

Basic EPS:
Income from continuing operations	$4.23	$5.39
(Loss) income from discontinued operations	$(0.01)	$0.37
Net income per share	$4.22	$5.76

Diluted EPS:
Income from continuing operations	$4.21	$5.38
(Loss) income from discontinued operations	$(0.01)	$0.36
Net income per share	$4.20	$5.74
(1)	For the three months ended March 31, 2022 and 2021, an insignificant amount of restricted stock awards were excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

14. DISCONTINUED OPERATIONS

LoyaltyOne

On November 5, 2021, the separation of Loyalty Ventures Inc. (Loyalty Ventures) from the Company was completed after market close (the Separation). The Separation, which has been classified as discontinued operations, was achieved through the Company’s distribution of 81% of the shares of Loyalty Ventures common stock to holders of the Company’s common stock as of the close of business on the record date of October 27, 2021. The Company’s stockholders of record received one share of Loyalty Ventures common stock for every two and a half shares of the Company’s common stock. Following this distribution, Loyalty Ventures became an independent, publicly-traded company, in which the Company has retained a 19% ownership interest.

The Company accounts for its 19% ownership interest in Loyalty Ventures following the equity method of accounting. As of March 31, 2022, the carrying amount of the Company’s ownership interest in Loyalty Ventures, which investment totaled was $38 million, and is included in Other assets in the Consolidated Balance Sheet.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the results of operations of the Company’s former LoyaltyOne segment, direct costs identifiable to the LoyaltyOne segment, and the allocation of interest expense on corporate debt, for the three months ended March 31, 2021:

(in millions)
Total interest income	$—
Total interest expense (1)	3
Net interest income	(3)
Total non-interest income	176
Total non-interest expenses	145
Income before provision from income taxes	28
Provision for income taxes	10
Income from discontinued operations, net of income taxes	$18
(1)	The Company’s credit agreement, as amended, required a $725 million prepayment of term loans in conjunction with the LoyaltyOne spinoff. As a result, the interest expense reflected above is the allocation to discontinued operations of interest on the basis of this $725 million mandatory prepayment.

The following table summarizes the depreciation and amortization, and capital expenditures of the Company’s former LoyaltyOne segment for the three months ended March 31, 2021:

(in millions)
Depreciation and amortization	$9
Capital expenditures	$5

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our principal market risk exposure arises from volatility in interest rates and their impact on economic value, capitalization levels and earnings.

There has been no material change from our 2021 Form 10-K related to our exposure to market risk from interest rate risk.

Item 4.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.

For a description of legal proceedings applicable to our business, see Indemnification and Legal Proceedings in Note 9, “Commitments and Contingencies”, of the Notes to unaudited Condensed Consolidated Financial Statements.

Item 1A.     Risk Factors.

This section supplements and updates certain of the information found under Part I, Item 1A, Risk Factors, of our 2021 Form 10-K. The matters discussed below should be read in conjunction with the risk factors set forth in the 2021 Form 10-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2021 Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Uncertainty about the financial and geopolitical stability of various regions or countries across the globe, including the related stresses on financial markets, could have a significant adverse effect on our business.

Risks and concerns about the financial and geopolitical stability of various regions or countries across the globe could have a detrimental impact on economic and market conditions in these or other markets across the world. Foreign market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence of and default on consumer debt, and inflationary pressures on prices of gasoline and other products and services. Financial markets may be adversely affected by the current or anticipated impact of military conflict, including current events involving Ukraine and Russia, terrorism or other geopolitical events. The Russia-Ukraine conflict has had, and could continue to have, significant negative effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, supply chain concerns and overall uncertainty. Russia may take additional counter measures or retaliatory actions (including cyberattacks), which could exacerbate negative consequences on global financial markets. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted. The foregoing factors may adversely affect certain portions of our business, financial condition, and results of operations, including as a result of adverse impacts to our partners’ businesses and customers’ finances.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2022:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs
				(Dollars in millions)
January 1-31	3,047	$69.16	—	$—
February 1-28	4,814	69.60	—	—
March 1-31	205,088	60.97	200,000	—
Total	212,949	$61.29	200,000	$—
(1)	During the period represented by the table, 12,949 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)	None
(b)	None

Item 6.Exhibits.

a)	Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Second Amendment to Third Amended and Restated Service Agreement, as Amended, dated as of February 28, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	3/3/22

#10.2	(a)	Private Label and Co-Brand Credit Card Program Agreement dated as of March 28, 2022, by and between Comenity Bank, Victoria’s Secret Stores, LLC, L Brands Direct Fulfillment, LLC, VSPR Store Operations LLC, Lone Mountain Factoring, LLC and Far West Factoring, LLC.	8-K	10.1	3/29/22

10.3	(b) (c) (d)	First Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of March 31, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/1/22

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)

Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

**32.2	(a)

Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
*101	(a)

The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

(a)	Bread Financial Holdings, Inc.

(b)	WFN Credit Company, LLC

(c)	World Financial Network Credit Card Master Trust

(d)	World Financial Network Credit Card Master Note Trust

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bread Financial Holdings, Inc. has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BREAD FINANCIAL HOLDINGS, INC.

DATE: May 5, 2022

	By:	/S/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: May 5, 2022

	By:	/S/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer