Form 10-Q
period 2022-06-30
BREAD FINANCIAL HOLDINGS, INC.
filed 2022-08-04
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 22, 2022, 49,845,663 shares of common stock were outstanding.

BREAD FINANCIAL HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes thereto presented in this quarterly report and the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the SEC) on February 25, 2022 (the 2021 Form 10-K). Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those set forth in the Risk Factors section in our 2021 Form 10-K, and in subsequent filings we make with the SEC.

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

Effective March 23, 2022, Alliance Data Systems Corporation was renamed Bread Financial Holdings, Inc., and on April 4, 2022, our ticker changed from “ADS” to “BFH” on the New York Stock Exchange (NYSE). Neither the name change nor the NYSE ticker change affected our legal entity structure, nor did either change have an impact on our financial statements. On November 5, 2021, our LoyaltyOne segment was spun off into an independent public company Loyalty Ventures Inc. (traded on The Nasdaq Stock Market LLC under the ticker “LYLT”) and therefore is reflected herein as Discontinued Operations.

Throughout this report, unless stated or the context implies otherwise, the terms “Bread Financial,” the “Company,” “we,” “our” or “us” refer to Bread Financial Holdings, Inc. and its subsidiaries on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only standalone basis. In addition, in this report, we may refer to the retailers and other companies with whom we do business as our “partners” or “clients”; provided that the use of the term “partner”, “partnering” or any similar term does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Bread Financial’s relationship with any third parties. Bread Financial is also used in this report to include references to transactions and arrangements occurring prior to the name change.

NON-GAAP FINANCIAL MEASURES

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this Form 10-Q constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies. In particular, Pretax pre-provision earnings (PPNR) is calculated by increasing/decreasing Income from continuing operations before income taxes by the net provision/release in Provision for credit losses. We use PPNR as a metric to evaluate our results of operations before income taxes, excluding the volatility that can occur within Provision for credit losses. Tangible common equity over Tangible assets (TCE/TA) represents Total stockholders’ equity reduced by Goodwill and intangible assets, net, (TCE) divided by Tangible assets (TA), which is Total assets reduced by Goodwill and intangible assets, net. We use TCE/TA as a metric to evaluate the Company’s capital adequacy and estimate its ability to cover potential losses. Tangible book value per common share represents TCE divided by shares outstanding. We use Tangible book value per common share as a metric to estimate the Company’s potential value in relation to tangible assets per share. We believe the use of these non-GAAP financial measures provides additional clarity in understanding our results of operations and trends. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, please see the financial tables and information that follows.

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the second quarter of 2022, as well as our related outlook for the remainder of 2022 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations,” “Risk Factors” included in our most recent Annual Report on Form 10-K and in subsequent filings we make with the SEC and “Cautionary Note Regarding Forward-Looking Statements”, which provides further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the commentary herein is for the three months ended June 30, 2022 compared with the same period in the prior year.

For the quarter ended June 30, 2022, Credit sales increased from the prior year period as consumer spending remained strong. Net interest income for the quarter increased 20% year-over-year and Interchange revenue, net of retailer share arrangements increased in correlation with Credit sales, while Other non-interest income decreased due to a write-down of our equity method investment in Loyalty Ventures Inc. We continue to be vigilant in monitoring macroeconomic conditions and the impact on consumers and our brand partners, with the increasing probability of a recession due to these macroeconomic and other conditions, including persistently high inflation and the ongoing effects of the global COVID-19 pandemic, all of which remain difficult to predict and therefore could have an impact on our outlook throughout the remainder of 2022. We anticipate Total net interest and non-interest income growth will be aligned with growth in average Total credit card and other loans, with potential upside from an improved full year net interest margin. We expect ongoing interest rate increases by the Board of Governors of the Federal Reserve System (the Federal Reserve) throughout the remainder of 2022; our models indicate these increases would result in a nominal benefit to Net interest income, which is included in our 2022 outlook.

Second quarter 2022 average Total credit card and other loans of $17.0 billion were up 11% from the prior year period, with the end-of-period balance being up 13%. Our outlook for growth in average Total credit card and other loans in 2022, which is based on our new and renewed business announcements including our agreement to acquire AAA’s existing credit card portfolio in the fourth quarter, visibility into our pipeline and the current economic outlook, is in the low-double-digit range relative to 2021. Payment rate variability is a key determinant for achieving this full year growth in average Credit card and other loans in 2022, relative to 2021. We expect the sale of the BJ’s Wholesale Club (BJ’s) portfolio to occur in the middle of the first quarter of 2023. For the second quarter of 2022, BJ’s branded co-brand accounts generated approximately 9% of Total net interest and non-interest income. As of June 30, 2022, BJ’s branded co-brand accounts were responsible for approximately 12% of Total credit card and other loans.

Provision for credit losses increased relative to the second quarter of 2021 due primarily to a large reserve release from the Allowance for credit losses in the prior year period associated with the improved macroeconomic outlook. The increase is also driven by an increase in Credit card and other loans, as well as from economic scenario weightings in our credit reserve modeling reflecting the increasing probability of a recession and other macroeconomic factors including the increasing interest rate environment and persistent inflation. Our Allowance for credit losses increased compared to year-end 2021, with a reserve rate of 11.2% in the second quarter of 2022 and 10.5% at year-end 2021. Notwithstanding the foregoing, our credit metrics continue to remain strong, with our delinquency and net loss rates remaining below the historical averages with a delinquency rate of 4.4% and a net loss rate of 5.6% for the second quarter of 2022. We believe these low rates are the result of our disciplined, proactive risk management, and strong consumer payment behavior. Our outlook assumes a normalization of consumer payment behavior throughout the remainder of 2022, and we continue to expect a net loss rate in the low-to-mid 5% range for 2022 as credit metrics normalize from historically low rates due to the expiration of federal stimulus and assistance programs.

With regard to our expenses, Total non-interest expenses for the second quarter of 2022 were up 12% from the prior year period, due primarily to increased marketing expenses, employee compensation and benefit costs and overall technology modernization expenses. As a result of ongoing investment in technology modernization, digital advancement, marketing, and product innovation, along with strong portfolio growth, we continue to anticipate Total non-interest expenses will increase in 2022. The pace and timing of our investments will be calibrated to align with our full year revenue growth outlook, including our planned incremental investment of more than $125 million in digital and product innovation, marketing, brand and technology enhancements during 2022.

Overall, our results for the second quarter of 2022 demonstrated the benefits of the strategic actions we have implemented over the last few years, and our business transformation efforts continue to enable sustainable, profitable growth.

CONSOLIDATED RESULTS OF OPERATIONS

The following provides commentary on the variances in our results of operations for the three and six months ended June 30, 2022, compared with the same periods in the prior year, as presented in the accompanying tables. These discussions should be read in conjunction with the discussion under “Business Environment,” above.

Table 1: Summary of Our Financial Performance

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$893	$764	129	17	$1,814	$1,566	248	16
Provision for credit losses	404	(14)	418	*	598	19	579	*
Total non-interest expenses	473	424	49	12	897	826	71	9
Income from continuing operations before income taxes	16	354	(338)	(95)	319	721	(402)	(56)
Provision for income taxes	4	91	(87)	(96)	95	190	(95)	(50)
Income from continuing operations	12	263	(251)	(95)	224	531	(307)	(58)
(Loss) income from discontinued operations, net of taxes	—	11	(11)	*	(1)	29	(30)	*
Net income	12	274	(262)	(95)	223	560	(337)	(60)

Net income per diluted share	$0.25	$5.47	(5.22)	(95)	$4.46	$11.21	(6.75)	(60)
Income from continuing operations per diluted share	$0.25	$5.25	(5.00)	(95)	$4.47	$10.63	(6.16)	(58)
Net interest margin (1)	18.6%	17.3%		1.3	19.0%	17.5%		1.5
Return on average equity (2)	2.2%	56.4%		(54.2)	19.9%	61.0%		(41.1)
Effective income tax rate - continuing operations	22.7%	25.7%		(3.0)	29.9%	26.3%		3.6
(1)	Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(2)	Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.

* Not meaningful

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,064	$913	151	17	$2,130	$1,854	276	15
Interest on cash and investment securities	9	2	7	401	11	3	8	230
Total interest income	1,073	915	158	17	2,141	1,857	284	15
Interest expense
Interest on deposits	41	43	(2)	(4)	76	90	(14)	(17)
Interest on borrowings	54	57	(3)	(6)	98	117	(19)	(16)
Total interest expense	95	100	(5)	(5)	174	207	(33)	(16)
Net interest income	978	815	163	20	1,967	1,650	317	19
Non-interest income
Interchange revenue, net of retailer share arrangements	(102)	(85)	(17)	19	(198)	(153)	(45)	29
Other	17	34	(17)	(49)	45	69	(24)	(35)
Total non-interest income	(85)	(51)	(34)	65	(153)	(84)	(69)	82
Total net interest and non-interest income	893	764	129	17	1,814	1,566	248	16
Provision for credit losses	404	(14)	418	*	598	19	579	*
Total net interest and non-interest income, after provision for credit losses	$489	$778	(289)	(37)	$1,216	$1,547	(331)	(21)

* Not meaningful

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Three and six months ended June 30, 2022, compared with the same periods in the prior year:

Interest income: Total interest income increased in the three and six months ended June 30, 2022, primarily resulting from Interest and fees on loans. The increase in each period, relative to the prior year, was due to increases in average credit card and other loans driven by new originations, and increases in finance charge yields of approximately 114 and 145 basis points for the three and six months periods, respectively, increasing revenue by $48 million and $122 million over the prior year periods of comparison, respectively.

Interest expense: Total interest expense decreased in the three and six months ended June 30, 2022, due to the following:

●	Interest on deposits decreased due to lower average interest rates resulting from the mix of deposits outstanding, which decreased interest expense by approximately $6 million and $21 million for the three and six month periods, respectively; partially offset by higher average balances outstanding.
●	Interest on borrowings decreased due primarily to a $3 million and $17 million decrease related to secured borrowings resulting from lower average interest rates for both the three and six month periods.

Non-interest income: Total non-interest income decreased for the three and six months ended June 30, 2022, due to the following:

●	Interchange revenue, net of retailer share arrangements increased for the three and six month periods, respectively, due to increased sales and new retailer share arrangements, resulting in increased interchange revenue, which was more than offset by increases in our brand partners’ share of the economics under the new retailer share arrangements.
●	Other decreased due to the write-down of our equity method investment in Loyalty Ventures Inc. of $21 million and $33 million for the three and six month periods, respectively; partially offset by an increase in ancillary revenue, in particular revenue from payment protection products, of $6 million and $9 million over these same periods of comparison, respectively.

Provision for credit losses: Provision for credit losses increased in the three and six months ended June 30, 2022, driven by reserve releases of $208 million and $373 million, respectively, from the Allowance for credit losses in the prior year periods associated with an improving macroeconomic outlook at such times and lower volumes of Credit card and other loans relative to the current year periods, as well as a reserve build of $166 million in the second quarter 2022, driven by a 6% higher end-of period loan balance and a higher reserve rate due to economic scenario weightings reflecting the increasing probability of a recession and other macroeconomic factors, including the increasing interest rate environment and persistent inflation.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$191	$162	29	18	$370	$320	50	16
Card and processing expenses	84	83	1	1	166	161	5	3
Information processing and communication	61	55	6	11	117	106	11	10
Marketing expenses	50	35	15	41	80	77	3	4
Depreciation and amortization	30	22	8	36	51	47	4	8
Other	57	67	(10)	(15)	113	115	(2)	—
Total non-interest expenses	$473	$424	49	12	$897	$826	71	9

Total Non-interest Expenses

Three and six months ended June 30, 2022, compared with the same periods in the prior year:

Non-interest expenses: Total non-interest expenses increased in the three and six months ended June 30, 2022, due to the following:

●	Employee compensation and benefits increased due to increased salaries, contract labor, which itself was driven by continued digital and technology modernization-related hiring, and incentive compensation, as well as higher volume-related staffing levels.
●	Information processing and communication increased due to an increase in data processing expense driven by the Fiserv core processing platform migration.
●	Marketing expenses increased due to increased spending associated with higher sales and brand partner joint marketing campaigns, as well as on expanding our new brand, products and direct to consumer offerings.
●	Depreciation and amortization increased due to increased amortization for developed technology associated with the Lon Inc. acquisition, which was completed in December 2020.
●	Other decreased due to decreased legal and other business activity costs.

Income Taxes

Provision for income taxes decreased in the three and six months ended June 30, 2022, primarily driven by the decrease in Income from continuing operations before income taxes. The effective tax rate was 22.7% and 25.7% for the three months ended June 30, 2022 and 2021, respectively, and 29.9% and 26.3% for the six months ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the three month period primarily related to a discrete benefit in the current period, partially offset by increases in nondeductible items over those in the prior year period. The increase in the effective tax rate for the six month period was primarily driven by the decrease in Income from continuing operations before income taxes and increases in nondeductible items over those in the prior year period.

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,

	2022	2021	% Change	2022	2021	% Change
(Millions, except per share amounts and percentages)
Credit sales	$8,140	$7,401	10	$15,028	$13,445	12
PPNR (1)	420	340	24	917	740	24
Average credit card and other loans	17,003	15,282	11	16,827	15,533	8
End-of-period credit card and other loans	17,769	15,724	13	17,769	15,724	13
End-of-period direct-to-consumer deposits	4,191	2,398	75	4,191	2,398	75

Return on average assets (2)	0.2%	4.8%	(4.6)	2.1%	4.9%	(2.8)
Return on average equity (3)	2.2%	56.4%	(54.2)	19.9%	61.0%	(41.1)

Net interest margin (4)	18.6%	17.3%	1.3	19.0%	17.5%	1.5
Loan yield (5)	25.0%	23.9%	1.1	25.3%	23.9%	1.4

Efficiency ratio (6)	52.9%	55.5%	(2.6)	49.5%	52.7%	(3.2)

Tangible common equity / tangible assets ratio (TCE/TA) (7)	7.5%	6.4%	1.1	7.5%	6.4%	1.1
Tangible book value per common share (8)	$31.75	$27.12	17	$31.75	$27.12	17
Cash dividend per common share	$0.21	$0.21	—	$0.42	$0.42	—

Delinquency rate	4.4%	3.3%	1.1	4.4%	3.3%	1.1
Net loss rate (9)	5.6%	5.1%	0.5	5.2%	5.0%	0.2
Reserve rate	11.2%	10.4%	0.8	11.2%	10.4%	0.8
(1)	PPNR represents increasing/decreasing Income from continuing operations before income taxes by the net provision/release in Provision for credit losses. See also Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(2)	Return on average assets represents annualized Income from continuing operations divided by average Total assets.
(3)	Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.
(4)	Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(5)	Loan yield represents annualized Interest and fees on loans divided by Average credit card and other loans.
(6)	Efficiency ratio represents Total non-interest expenses divided by Total net interest and non-interest income.
(7)	Tangible common equity (TCE) represents Total stockholders’ equity reduced by Goodwill and intangible assets, net. Tangible assets (TA) represents Total assets reduced by Goodwill and intangible assets, net. TCE/TA is a non-GAAP financial measure. See also Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(8)	Tangible book value per common share represents TCE divided by shares outstanding, and is a non-GAAP financial measure. See also Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(9)	The three and six months ended June 30, 2022 Net loss rates include 30 basis point and 15 basis point increases, respectively, from the effects of the purchase of previously written-off accounts that were sold to a third-party debt collection agency; this matter remains subject to an ongoing legal dispute with the debt collection agency.

Table 5: Net Interest Margin

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$3,975	$9	0.84%	$3,498	$2	0.19%
Credit card and other loans	17,003	1,064	25.04%	15,282	913	23.90%
Total interest-earning assets	20,978	1,073	20.45%	18,780	915	19.48%

Direct-to-consumer (retail) deposits	3,865	10	1.07%	2,255	5	0.98%
Wholesale deposits	6,994	31	1.78%	7,580	38	2.00%
Interest-bearing deposits	10,859	41	1.53%	9,835	43	1.76%

Secured borrowings	5,331	28	2.11%	4,478	31	2.72%
Unsecured borrowings	1,978	26	5.15%	2,805	26	3.74%
Interest-bearing borrowings	7,309	54	2.93%	7,283	57	3.11%
Total interest-bearing liabilities	18,168	95	2.09%	17,118	100	2.34%

Net interest income		$978			$815

Net interest margin (1)		18.6%			17.3%

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$3,884	$11	0.56%	$3,302	$3	0.20%
Credit card and other loans	16,827	2,130	25.32%	15,533	1,854	23.87%
Total interest-earning assets	20,711	2,141	20.67%	18,835	1,857	19.72%

Direct-to-consumer (retail) deposits	3,572	17	0.94%	2,070	11	1.08%
Wholesale deposits	7,258	59	1.62%	7,811	79	2.03%
Interest-bearing deposits	10,830	76	1.39%	9,881	90	1.83%

Secured borrowings	5,162	48	1.86%	4,550	64	2.82%
Unsecured borrowings	1,991	50	5.06%	2,817	53	3.73%
Interest-bearing borrowings	7,153	98	2.75%	7,367	117	3.17%
Total interest-bearing liabilities	17,983	174	1.93%	17,248	207	2.40%

Net interest income		$1,967			$1,650

Net interest margin (1)		19.0%			17.5%
(1)	Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,

	2022	2021	% Change	2022	2021	% Change
(Millions, except percentages)
Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$16	$354	(95)	$319	$721	(56)
Provision for credit losses	404	(14)	*	598	19	*
Pretax pre-provision earnings (PPNR)	$420	$340	24	$917	$740	24

Tangible common equity (TCE)
Total stockholders' equity	2,275	2,048	11	2,275	2,048	11
Less: Goodwill and intangible assets, net	(694)	(699)	(1)	(694)	(699)	(1)
Tangible common equity (TCE)	$1,581	$1,349	17	$1,581	$1,349	17

Tangible assets (TA)
Total assets	21,811	21,812	—	21,811	21,812	—
Less: Goodwill and intangible assets, net	(694)	(699)	(1)	(694)	(699)	(1)
Tangible assets (TA)	$21,117	$21,113	—	$21,117	$21,113	—

* Not meaningful

ASSET QUALITY

Given the nature of our business, the quality of our assets, in particular our credit card and other loans (primarily installment loans), is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor two metrics – delinquency rates and net principal loss rates – which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio, the success of our collection and recovery efforts, and more broadly, the general macroeconomic conditions.

Delinquencies: An account is contractually delinquent if we do not receive the minimum payment due by the specified due date. Our policy is to continue to accrue interest and fee income on all accounts, except in limited circumstances, until the balance and all related interest and fees are paid or charged-off. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent; based upon the level of risk indicated, a collection strategy is deployed. If after exhausting all in-house collection efforts we are unable to collect on the account, we may engage collection agencies or outside attorneys to continue those efforts, or sell the charged-off balances.

The following table presents the delinquency trends on our credit card and other loans portfolio based on the principal balances outstanding as of June 30, 2022 and December 31, 2021:

Table 7: Delinquency Trends on Credit Card and Other Loans

	June 30,	% of	December 31,	% of
	2022	Total	2021	Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,825	100.0%	$16,590	100.0%
Outstanding balances contractually delinquent
31 to 60 days	$262	1.6%	$219	1.3%
61 to 90 days	169	1.0	147	0.9
91 or more days	306	1.8	281	1.7
Total	$737	4.4%	$647	3.9%

As part of our collections strategy, we may offer temporary, short term (six-months or less) loan modifications in order to improve the likelihood of collections and meet the needs of our customers. Our modifications for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced or deferred payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these forbearance modification programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our loan modification programs to determine if they represent a more than insignificant delay in payment, in which case they would then be considered a troubled debt restructuring. For additional information, see Note 2, “Credit Card and Other Loans – Modified Credit Card Loans,” to our unaudited Condensed Consolidated Financial Statements.

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Installment loans, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, credit card and other loans, including unpaid interest and fees, as applicable, are charged-off in each month subsequent to 60 days after receipt of the notification of the bankruptcy or death, but in no case longer than 180 days past due for credit card loans and 120 days past due for installment loans.

The net principal loss rate is calculated by dividing net principal losses for the period by the average credit card and other loans for the same period. Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. The following table presents our net principal losses for the periods specified:

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Millions, except percentages)
Average credit card and other loans	$17,003	$15,282	$16,827	$15,533
Net principal losses	238	194	438	392
Net principal losses as a percentage of average credit card and other loans	5.6%	5.1%	5.2%	5.0%

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

Because of the alternatives available to us as discussed above, we believe our short-term and long-term sources of liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including dividend payments, debt service obligations and repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies. However, the adequacy of our liquidity could be impacted by volatility in the financial and capital markets, limiting our access to or increasing our cost of capital, which could make capital unavailable or unavailable on terms acceptable to us.

Funding Sources

Credit Agreement

As of June 30, 2022, we had $607 million in aggregate principal amount of term loans outstanding under our Credit Agreement, as amended, and a $750 million revolving line of credit under which we had no amounts drawn.

The Credit Agreement includes various restrictive financial and non-financial covenants. If we do not comply with these covenants, the maturity of amounts outstanding under the Credit Agreement may be accelerated and become payable, and the associated commitments may be terminated. As of June 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.

Deposits

We utilize a variety of deposit products to finance our operating activities, including as funding for our non-securitized credit card and other loans, and to fund the securitization enhancement requirements of the Banks. We offer both direct-to-consumer retail deposit products as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits). Across both our retail and wholesale deposits, the Banks offer various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date; the Banks also issue certificates of deposit with scheduled maturity dates ranging between July 2022 and June 2027, in denominations of at least $1,000, on which interest is paid either monthly or at maturity.

The following table summarizes our retail and wholesale deposit products by type and associated attributes, as of June 30, 2022 and December 31, 2021, respectively:

Table 9: Deposits

	June 30,	December 31,
	2022	2021
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$4,191	$3,180
Wholesale	6,808	7,847

Non-maturity deposit products
Non-maturity deposits	$6,360	$5,586
Interest rate range	0.70% – 3.50%	0.05% – 3.50%
Weighted-average interest rate	1.66%	0.68%

Certificates of deposit
Certificates of deposit	$4,639	$5,441
Interest rate range	0.25% – 3.75%	0.20% – 3.75%
Weighted-average interest rate	2.27%	1.91%

Securitization Programs and Conduit Facilities

We sell the majority of the credit card loans originated by the Banks to certain of our master trusts (the Trusts). These securitization programs are a principal vehicle through which we finance the Banks’ credit card loans. We use a combination of public term asset-backed notes and private conduit facilities for this purpose. During the six months ended June 30, 2022, $962 million of asset-backed term notes matured and were repaid, of which $43 million were previously retained by us and therefore eliminated from the Consolidated Balance Sheets.

As of June 30, 2022, total capacity under our Conduit Facilities was $5.5 billion, of which $4.8 billion had been drawn and was included in Debt issued by consolidated variable interest entities (VIEs) in the Consolidated Balance Sheet. In

April 2022, the World Financial Network Credit Card Master Trust III amended its 2009-VFC conduit facility, increasing the capacity from $225 million to $275 million and extending the maturity to July 2023. In addition, in April 2022, the World Financial Capital Master Note Trust amended its 2009-VFN conduit facility, increasing the capacity from $1.5 billion to $2.5 billion and extending the maturity to July 2023.

As of June 30, 2022, we had approximately $12.4 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

The following table shows the maturities of borrowing commitments as of June 30, 2022, for the Trusts by year:

Table 10: Borrowing Commitment Maturities

	2022	2023	Thereafter	Total
(Millions)
Fixed rate asset-backed term note securities	$653	$—	$—	$653
Conduit facilities (1)	—	5,525	—	5,525
Total (2)	$653	$5,525	$—	$6,178
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.8 billion of debt issued by the Trusts, which was retained by us as a credit enhancement and therefore has been eliminated from the Total.

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

Stock Repurchase Programs

On February 28, 2022, the Company’s Board of Directors approved a stock repurchase program to acquire up to 200,000 shares of the Company’s outstanding common stock in the open market during the one-year period ending on February 28, 2023. As of June 30, 2022, the Company had repurchased all 200,000 shares of its common stock available under this program for an aggregate of $12 million. Following their repurchase, these 200,000 shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

Dividends

During the three and six months ended June 30, 2022, we paid $11 million and $22 million, respectively, in dividends to our shareholders of common stock. On July 28, 2022, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on September 16, 2022, to stockholders of record at the close of business on August 12, 2022.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments, the vast majority of which relate to deposits, debt issued by consolidated VIEs, long-term and other debt, and operating leases.

We believe that we will have access to sufficient resources to meet these commitments.

Cash Flows

The table below summarizes our cash flow activity, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities, for the six months ended June 30, 2022 compared with the same period in the prior year.

Table 11: Cash Flows

	Six Months Ended June 30,
	2022	2021
(Millions)
Total cash provided by (used in)
Operating activities	$743	$733
Investing activities	(897)	535
Financing activities	(72)	(1,365)
Effect of foreign currency exchange rates	—	1
Net decrease in cash, cash equivalents and restricted cash	$(226)	$(96)

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $743 million and $733 million for the six months ended June 30, 2022 and 2021, respectively. In the first half of 2022, the net cash provided by operating activities was primarily driven by cash generated from net income for the period after adjusting for the provision for credit losses, partially offset by a decrease in accounts payable and other liabilities. In the first half of 2021, the net cash provided by operating activities was primarily driven by cash generated from net income.

Cash Flows from Investing Activities primarily include changes in credit card and other loans. Cash used in investing activities was $897 million for the six months ended June 30, 2022, and cash provided by investing activities was $535 million for the six months ended June 30, 2021. In the first half of 2022, the net cash used in investing activities was primarily due to growth in credit sales and the consequential growth in Credit card and other loans, as well as the acquisition of a credit card loan portfolio. In the first half of 2021, the net cash provided by investing activities was due to an increase in payment rates that benefitted from government economic stimulus programs.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $72 million and $1,365 million for the six months ended June 30, 2022 and 2021, respectively. In the first half of 2022, the net cash used in financing activities was primarily driven by repayments of unsecured borrowings. In the first half of 2021, the net cash used in financing activities was driven by net repayments of asset-backed term notes (securitizations), partially offset by net increases in deposits.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we do not believe, at this time, that we have been significantly affected by inflation. For the most part we have relied on operating efficiencies from scale, technology and expansion in lower cost jurisdictions in select circumstances, as well as decreases in technology and communication costs, to offset increased costs of employee compensation and other operating expenses. We also recognize that a customer’s ability and willingness to repay us can be negatively impacted by factors such as inflation, which may result in greater delinquencies that lead to greater credit losses. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures persist, they could magnify the slowdown in the domestic and global economies and increase the risk of a recession, which may adversely impact our business, results of operations and financial condition. See Item 1A “Risk Factors” in our 2021 Form 10-K and other filings with the SEC for further information on the risks of inflation on our Company.

With respect to seasonality, our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping period in the fourth quarter and, to a lesser extent, during the first quarter as credit card and other loans are paid down.

LEGISLATIVE AND REGULATORY MATTERS

Comenity Bank is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. Comenity Capital Bank is also subject to various regulatory capital requirements administered by the FDIC, as well as the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company. For additional information about legislative and regulatory matters impacting us see “Business–Supervision and Regulation” under Part I of our 2021 Form 10-K.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity Tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on Comenity Bank’s and/or Comenity Capital Bank’s operating activities, as well as our operating activities. Based on these regulations, as of June 30, 2022 and 2021, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks are considered well capitalized and seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, as of June 30, 2022, are as follows:

Table 12: Capital Ratios

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 Leverage capital ratio (1)	19.1%	4.0%	5.0%
Common Equity Tier 1 capital ratio (2)	22.7	4.5	6.5
Tier 1 capital ratio (3)	22.7	6.0	8.0
Total Risk-based capital ratio (4)	24.0	8.0	10.0

Comenity Capital Bank
Tier 1 Leverage capital ratio (1)	16.4%	4.0%	5.0%
Common Equity Tier 1 capital ratio (2)	18.0	4.5	6.5
Tier 1 capital ratio (3)	18.0	6.0	8.0
Total Risk-based capital ratio (4)	19.4	8.0	10.0

Combined Banks
Tier 1 Leverage capital ratio (1)	17.7%	4.0%	5.0%
Common Equity Tier 1 capital ratio (2)	20.1	4.5	6.5
Tier 1 capital ratio (3)	20.1	6.0	8.0
Total Risk-based capital ratio (4)	21.5	8.0	10.0
(1)	The Tier 1 Leverage capital ratio represents tier 1 capital divided by total average assets, after certain adjustments.
(2)	The Common Equity Tier 1 capital ratio represents common equity tier 1 capital divided by total risk-weighted assets.
(3)	The Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets.
(4)	The Total Risk-based capital ratio represents total capital divided by total risk-weighted assets.

The Banks adopted the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on their regulatory capital for two years, until January 1, 2022, after which the effects are phased-in over a three-year period through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL as of January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021. We began to phase-in these effects on January 1, 2022.

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

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding, and the guidance we give with respect to, our anticipated operating or financial results, future financial performance and outlook, initiation or completion of strategic initiatives, future dividend declarations and future economic conditions, including, but not limited to, market conditions, inflation and developments in the geopolitical environment. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	the ongoing effects of the global COVID-19 pandemic, which remain difficult to predict;
●	macroeconomic and geopolitical conditions, including, but not limited to, market conditions, inflation, rising interest rates and the increased probability of a recession, and any impact of the war in Ukraine;
●	loss of, or reduction in demand for services from, significant customers or partners;
●	increases in fraudulent activity, net principal losses in credit card and other loans or increases or volatility in the allowance for credit losses that may result from the application of the current expected credit loss model;
●	failure to identify, complete or successfully integrate or disaggregate business acquisitions or divestitures, including our ability to realize the intended benefits of the spinoff of our LoyaltyOne segment;
●	continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	the expected tax-free treatment of the distribution effected in the LoyaltyOne spinoff for U.S. federal income tax purposes;
●	increases in the cost of doing business, including market interest rates;
●	inability to access financial or capital markets, including asset-backed securitization funding or deposits markets;
●	restrictions that limit our banks’ ability to pay dividends to us;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy, including any such actions that may be taken with respect to late fees or other charges;
●	increases in regulatory capital requirements or other support for our Banks;
●	loss or disruption, due to cyberattack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors set forth in the Risk Factors section in our 2021 Form 10-K and our subsequent filings with the SEC as well as those factors discussed in the documents incorporated by reference in this Form 10-Q.

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

Item 1. Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,064	$913	$2,130	$1,854
Interest on cash and investment securities	9	2	11	3
Total interest income	1,073	915	2,141	1,857
Interest expense
Interest on deposits	41	43	76	90
Interest on borrowings	54	57	98	117
Total interest expense	95	100	174	207
Net interest income	978	815	1,967	1,650
Non-interest income
Interchange revenue, net of retailer share arrangements	(102)	(85)	(198)	(153)
Other	17	34	45	69
Total non-interest income	(85)	(51)	(153)	(84)
Total net interest and non-interest income	893	764	1,814	1,566
Provision for credit losses	404	(14)	598	19
Total net interest and non-interest income, after provision for credit losses	489	778	1,216	1,547
Non-interest expenses
Employee compensation and benefits	191	162	370	320
Card and processing expenses	84	83	166	161
Information processing and communication	61	55	117	106
Marketing expenses	50	35	80	77
Depreciation and amortization	30	22	51	47
Other	57	67	113	115
Total non-interest expenses	473	424	897	826
Income from continuing operations before income taxes	16	354	319	721
Provision for income taxes	4	91	95	190
Income from continuing operations	12	263	224	531
Income (loss) from discontinued operations, net of income taxes	—	11	(1)	29
Net income	$12	$274	$223	$560

Basic income per share (Note 13)
Income from continuing operations	$0.25	$5.29	$4.48	$10.68
Income (loss) from discontinued operations	$—	$0.21	$(0.01)	$0.58
Net income per share	$0.25	$5.50	$4.47	$11.26

Diluted income per share (Note 13)
Income from continuing operations	$0.25	$5.25	$4.47	$10.63
Income (loss) from discontinued operations	$—	$0.22	$(0.01)	$0.58
Net income per share	$0.25	$5.47	$4.46	$11.21

Weighted average common shares outstanding (Note 13)
Basic	49.8	49.7	49.8	49.7
Diluted	49.9	50.0	50.0	49.9

See Notes to unaudited Condensed Consolidated Financial Statements

BREAD FINANCIAL HOLDINGS, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Millions)
Net income	$12	$274	$223	$560

Other comprehensive loss
Unrealized loss on available-for-sale debt securities	(7)	(2)	(16)	(11)
Tax benefit	2	1	4	1
Unrealized loss on available-for-sale debt securities, net of tax	(5)	(1)	(12)	(10)

Unrealized gain on cash flow hedges	—	—	—	1
Tax benefit	—	—	—	—
Unrealized gain on cash flow hedges, net of tax	—	—	—	1

Foreign currency translation adjustments	—	10	—	(19)

Other comprehensive (loss) income, net of tax	(5)	9	(12)	(28)

Total comprehensive income, net of tax	$7	$283	$211	$532

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,111	$3,046
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities: 2022, $12,369; 2021, $11,215)	17,769	17,399
Allowance for credit losses	(1,992)	(1,832)
Credit card and other loans, net	15,777	15,567
Investment securities	224	239
Property and equipment, net	219	215
Goodwill and intangible assets, net	694	687
Other assets	1,786	1,992
Total assets	$21,811	$21,746
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	11,028	11,027
Debt issued by consolidated variable interest entities	5,498	5,453
Long-term and other debt	1,939	1,986
Other liabilities	1,071	1,194
Total liabilities	19,536	19,660
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 49.8 million shares as of both June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	2,174	2,174
Retained earnings (accumulated deficit)	114	(87)
Accumulated other comprehensive loss	(14)	(2)
Total stockholders’ equity	2,275	2,086
Total liabilities and stockholders’ equity	$21,811	$21,746

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2022	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
(Millions)
Balance as of March 31, 2022	49.8	$1	$2,163	$—	$113	$(9)	$2,268
Net income	—	—	—	—	12	—	12
Other comprehensive loss	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	9	—	—	—	9
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	(11)	—	(11)
Other	—	—	2	—	—	—	2
Balance as of June 30, 2022	49.8	$1	$2,174	$—	$114	$(14)	$2,275

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2021	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
(Millions)
Balance as of March 31, 2021	117.1	$1	$3,431	$(6,734)	$5,108	$(42)	$1,764
Net income	—	—	—	—	274	—	274
Other comprehensive income	—	—	—	—	—	9	9
Stock-based compensation	—	—	9	—	—	—	9
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	(11)	—	(11)
Other	—	—	3	—	—	—	3
Balance as of June 30, 2021	117.1	$1	$3,443	$(6,734)	$5,371	$(33)	$2,048

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2022	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
(Millions)
Balance as of December 31, 2021	49.9	$1	$2,174	$—	$(87)	$(2)	$2,086
Net income	—	—	—	—	223	—	223
Other comprehensive loss	—	—	—	—	—	(12)	(12)
Stock-based compensation		—	15	—	—	—	15
Repurchases of common stock	(0.2)	—	(12)				(12)
Dividends and dividend equivalent rights declared ($0.42 per common share)	—	—	—	—	(22)	—	(22)
Other	0.1	—	(3)	—	—	—	(3)
Balance as of June 30, 2022	49.8	$1	$2,174	$—	$114	$(14)	$2,275

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2021	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
(Millions)
Balance as of December 31, 2020	117.1	$1	$3,427	$(6,734)	$4,832	$(5)	$1,521
Net income	—	—	—	—	560	—	560
Other comprehensive loss	—	—	—	—	—	(28)	(28)
Stock-based compensation	—	—	16	—	—	—	16
Dividends and dividend equivalent rights declared ($0.42 per common share)	—	—	—	—	(21)	—	(21)
Balance as of June 30, 2021	117.1	$1	$3,443	$(6,734)	$5,371	$(33)	$2,048

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$223	$560
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	598	19
Depreciation and amortization	51	66
Deferred income taxes	(102)	22
Non-cash stock compensation	16	16
Amortization of deferred financing costs	12	16
Amortization of deferred origination costs	43	34
Change in other operating assets and liabilities
Change in other assets	(32)	(59)
Change in other liabilities	(106)	54
Other	40	5
Net cash provided by operating activities	743	733

CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	(596)	666
Change in redemption settlement assets	—	(41)
Purchase of credit card loan portfolios	(249)	(32)
Capital expenditures	(43)	(35)
Purchases of investment securities	(23)	(60)
Maturities of investment securities	18	35
Other	(4)	2
Net cash (used in) provided by investing activities	(897)	535

CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	218	31
Repayments/maturities of unsecured borrowings under debt agreements	(269)	(82)
Debt issued by consolidated variable interest entities	1,588	2,065
Repayments/maturities of debt issued by consolidated variable interest entities	(1,543)	(3,173)
Net decrease in deposits	(22)	(176)
Payment of deferred financing costs	(7)	(8)
Dividends paid	(22)	(21)
Repurchases of common stock	(12)	—
Other	(3)	(1)
Net cash used in financing activities	(72)	(1,365)

Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	—	1

Change in cash, cash equivalents and restricted cash	(226)	(96)
Cash, cash equivalents and restricted cash at beginning of period	3,923	3,463
Cash, cash equivalents and restricted cash at end of period	$3,697	$3,367

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,111	$2,788
Restricted cash included within Other assets	586	304
Cash, cash equivalents and restricted cash included within Assets of discontinued operations	—	275
Total cash, cash equivalents and restricted cash	$3,697	$3,367

The unaudited Condensed Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations.

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF THE BUSINESS

Effective March 23, 2022, Alliance Data Systems Corporation was renamed Bread Financial Holdings, Inc., and on April 4, 2022, its New York Stock Exchange ticker changed from “ADS” to “BFH”. Neither the name change nor the ticker change affected the Company’s legal entity structure, nor did either change have an impact on the Company’s financial statements.

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

BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). For purposes of comparability, certain prior period amounts have been reclassified to conform to the current presentation, in particular, as a result of the spinoff of its LoyaltyOne segment and its classification as discontinued operations, the Company has adjusted the presentation of its Consolidated Financial Statements from its historical approach under SEC Regulation S-X Article 5, which is broadly applicable to all “commercial and industrial companies,” to Article 9, which is applicable to “bank holding companies.” While neither the Company nor any of its subsidiaries is considered a “bank” within the meaning of the Bank Holding Company Act, the changes from the historical presentation, to the bank holding company presentation, the most significant of which reflect a reclassification of Interest expense within Net interest income, are intended to reflect the Company’s operations going forward and better align the Company with its peers for comparability purposes.

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

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2022, the Financial Accounting Standards Board issued new accounting and disclosure guidance for troubled debt restructurings effective January 1, 2023, with early adoption permitted. Specifically, the new guidance eliminates the previous recognition and measurement guidance for troubled debt restructurings while enhancing the disclosure requirements for certain loan modifications, including requiring disclosure of gross principal losses by year of loan origination. The Company is evaluating the new guidance and any impacts on its financial position, results of operations and regulatory risk-based capital, none of which are expected to be material, along with any anticipated impacts on its operational processes, controls and governance.

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

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the Company’s credit card and other loans, as of June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
(Millions)
Credit card loans	$17,536	$17,217
Installment (other) loans	233	182
Total credit card and other loans (1)(2)	17,769	17,399
Less: Allowance for credit losses	(1,992)	(1,832)
Credit card and other loans, net	$15,777	$15,567
(1)	Includes $12.4 billion and $11.2 billion of credit card and other loans available to settle obligations of consolidated VIEs as of June 30, 2022 and December 31, 2021, respectively.
(2)	Includes $243 million and $224 million, of accrued interest and fees that have not yet been billed to cardholders as of June 30, 2022 and December 31, 2021, respectively.

Credit Card and Other Loans Aging

An account is contractually delinquent if the Company does not receive the minimum payment due by the specified due date. The Company’s policy is to continue to accrue interest and fee income on all accounts, except in limited circumstances, until the balance and all related interest and fees are paid or charged-off. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent; based upon the level of risk indicated, a collection strategy is deployed. If after exhausting all in-house collection efforts the Company is unable to collect on the account, it may engage collection agencies or outside attorneys to continue those efforts, or sell the charged-off balances.

The following table presents the delinquency trends on the Company’s credit card and other loans portfolio based on the amortized cost:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 days delinquent	61 to 90 days delinquent	91 or more days delinquent	Total delinquent	Current	Total
(Millions)
As of June 30, 2022	$314	$217	$435	$966	$16,529	$17,495

As of December 31, 2021	$262	$186	$401	$849	$16,284	$17,133
(1)	Installment loan delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the Company excludes unbilled finance charges from its amortized cost basis of credit card and other loans. As of June 30, 2022 and December 31, 2021, accrued interest and fees that have not yet been billed to cardholders were $243 million and $224 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time the Company may re-age cardholders’ accounts, which is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due; this practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. The Company’s re-aged accounts as a percentage of total credit card and other loans represented 1.6% and 2.1%, for the three months ended June 30, 2022 and 2021, respectively, and 1.6% and 2.3% for the six months ended June 30, 2022 and 2021, respectively. The Company’s re-aging practices comply with regulatory guidelines.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Net Principal Losses

The Company’s net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Installment loans, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, credit card and other loans, including unpaid interest and fees as applicable, are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case not later than 180 days past due for credit card loans and 120 days past due for installment loans. The Company records the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $148 million and $114 million for the three months ended June 30, 2022 and 2021, respectively, and $284 million and $245 million for the six months ended June 30, 2022 and 2021, respectively.

Modified Credit Card Loans

Forbearance Programs

As part of the Company’s collections strategy, the Company may offer temporary, short term (six-months or less) forbearance programs in order to improve the likelihood of collections and meet the needs of the Company’s customers. The Company’s modifications for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced or deferred payment requirements, interest rate reductions and late fee waivers. The Company does not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where the Company believes the customer will recover from the short-term hardship and resume scheduled payments. Under these forbearance modification programs, those accounts receiving relief may not advance to the next delinquency cycle, including to charge-off, in the same time frame that would have occurred had the relief not been granted. The Company evaluates its forbearance modification programs to determine if they represent a more than insignificant delay in payment, in which case they would then be considered a troubled debt restructuring (TDR). Loans in these short term programs that are determined to be TDR’s, will be included as such in the disclosures below.

Credit Card Loans Modified as TDRs

The Company considers impaired loans to be loans for which it is probable that it will be unable to collect all amounts due according to the original contractual terms of the cardholder agreement, including credit card loans modified as TDRs. In instances where cardholders are experiencing financial difficulty, the Company may modify its credit card loans with the intention of minimizing losses and improving collectability, while providing cardholders with financial relief; such credit card loans are classified as TDRs, exclusive of the forbearance programs described above. Modifications, including for temporary hardship and permanent workout programs, include concessions consisting primarily of a reduced minimum payment and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card loans if the cardholder complies with the terms of the program.

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

TDRs are collectively evaluated for impairment on a pooled basis. In measuring the appropriate allowance for credit losses, these modified credit card loans are included in the general pool of credit card loans, with the allowance determined under a contingent loss model. The Company’s impaired credit card loans represented less than 2% of total credit card loans as of both June 30, 2022 and December 31, 2021. As of those same dates, the Company’s recorded investment in impaired credit card loans was $252 million and $281 million, respectively, with an associated allowance

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

for credit losses of $66 million and $81 million, respectively. The average recorded investment in impaired credit card loans was $258 million and $415 million for the three months ended June 30, 2022 and 2021, respectively and $265 million and $449 million for the six months ended June 30, 2022 and 2021, respectively.

Interest income on these impaired credit card loans is accounted for in the same manner as non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not in modification programs. The Company recognized $3 million and $7 million for the three months ended June 30, 2022 and 2021, respectively, and $7 million and $16 million for the six months ended June 30, 2022 and 2021, respectively, in interest income associated with credit card loans in modification programs, during the period that such loans were impaired.

The following table provides additional information regarding credit card loans modified as TDRs during the specified periods:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings – credit card loans	32,216	$46	$46	70,214	$102	$102

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings – credit card loans	33,061	$52	$52	96,689	$145	$145

The following table provides additional information regarding credit card loans modified as TDRs that have subsequently defaulted within 12 months of their modification dates during the specified periods; the probability of default is factored into the allowance for credit losses:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings that subsequently defaulted	18,037	$25	39,960	$54

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings that subsequently defaulted	31,727	$42	82,736	$109

Credit Quality

Credit Card Loans

As part of the Company’s credit risk management activities, the Company assesses overall credit quality by reviewing information related to the performance of a credit cardholder’s account, as well as information from credit bureaus relating to the cardholder’s broader credit performance. The Company utilizes VantageScore (Vantage) credit scores to assist in its assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. The Company categorizes these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

customer accounts for which a Vantage score is not available and the Company uses alternative sources to assess credit risk and predict behavior. The table below excludes 0.3% and 0.1% of the total credit card loans balance as of June 30, 2022 and December 31, 2021, respectively, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of the Company’s credit card loans by Vantage score during the specified periods:

	June 30,			December 31,
	2022			2021
	661 or	601 to	600 or	661 or	601 to	600 or
	Higher	660	Less	Higher	660	Less
Credit card loans	61%	27%	12%	62%	26%	12%

Installment Loans

The amortized cost basis of the Company’s installment loans totaled $233 million and $182 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, approximately 86% of these loans were originated with customers with Fair Isaac Corporation (FICO) scores of 660 or above, and correspondingly approximately 14% of these loans were originated with customers with FICO scores below 660. Similarly, as of December 31, 2021, approximately 84% and 16% of these loans were originated with customers with FICO scores of 660 or above, and below 660, respectively.

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

The Company manages its potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of its portfolios and applying consistent underwriting standards. The Company has the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $99.5 billion and $112.1 billion as of June 30, 2022 and December 31, 2021, respectively. While this amount represented the total available unused credit card lines, the Company has not experienced and does not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of June 30, 2022 and December 31, 2021, there were no credit card loans held for sale and no portfolio sales were made during the six months ended June 30, 2022 or 2021.

Portfolio Acquisitions

In April 2022, the Company acquired a credit card portfolio for cash consideration of approximately $249 million, which primarily consisted of credit card loans, and also included intangible assets (primarily purchased credit card relationships) and rewards liabilities, and is subject to customary purchase price adjustments.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is an estimate of expected credit losses, measured over the estimated life of its credit card and other loans that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the credit reserving methodology referred to as the Current Expected Credit Loss (CECL) model is significantly influenced by the composition, characteristics and quality of the Company’s portfolio of credit card and other loans, as well as the prevailing economic conditions and forecasts utilized. The estimate of the allowance for credit losses includes an estimate for uncollectible principal as well as unpaid interest and fees. Principal losses, net of recoveries are deducted from the allowance. Principal losses for unpaid interest and fees as well as any adjustments to the allowance associated with unpaid interest and fees are recorded as a reduction to Interest and fees on loans. The allowance is maintained through an adjustment to the Provision for credit losses and is evaluated for appropriateness.

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

Credit Card Loans

The Company uses a “pooled” approach to estimate expected credit losses for financial assets with similar risk characteristics. The Company has evaluated multiple risk characteristics across its credit card loans portfolio, and determined delinquency status and credit quality to be the most significant characteristics for estimating expected credit losses. To estimate its Allowance for credit losses, the Company segments its credit card loans on the basis of delinquency status, credit quality risk score and product. These risk characteristics are evaluated on at least an annual basis, or more frequently as facts and circumstances warrant. In determining the estimated life of the Company’s credit card loans, payments were applied to the measurement date balance with no payments allocated to future purchase activity. The Company uses a combination of First In First Out (FIFO) and the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (CARD Act) methodology to model balance paydown.

Installment Loans

The Company measures its allowance for credit losses on installment loans using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of June 30, 2022 and December 31, 2021, the Allowance for credit losses on installment loans was $17 million and $14 million, respectively.

Allowance for Credit Losses Rollforward

The following table presents the Company’s Allowance for credit losses for its credit card and other loans. With the acquisition of Lon, Inc. in December 2020, the Company acquired certain installment loans which represented a separate

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

portfolio segment; the amount of the related Allowance for credit losses is insignificant and therefore has been included in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Millions)
Beginning balance	$1,826	$1,843	$1,832	$2,008

Provision for credit losses (1)	404	(14)	598	19
Net principal losses (2)	(238)	(194)	(438)	(392)
Ending balance	$1,992	$1,635	$1,992	$1,635
(1)	Provision for credit losses includes a build/release for the allowance, as well as replenishment of Net principal losses.
(2)	Principal losses are presented net of recoveries of $36 million and $41 million for the three months ended June 30, 2022 and 2021, respectively, and $79 million and $92 million for the six months ended June 30, 2022 and 2021, respectively.

For the three and six months ended June 30, 2022, the factors that influenced the increase in the Allowance for credit losses are the current year periods economic scenario weightings in the Company’s credit reserve modeling reflecting the increasing probability of a recession and other macroeconomic factors, including the increasing interest rate environment and persistent inflation.

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

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company is required to maintain minimum interests in its Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three and six months ended June 30, 2022 and 2021, no such triggering events occurred.

The following tables provide the total securitized credit card loans and related delinquencies, and net principal losses of securitized credit card loans for the periods specified:

	June 30,	December 31,
	2022	2021
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$12,369	$11,215
Of which: principal amount of credit card loans 91 days or more past due	$172	$159

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Millions)
Net principal losses of securitized credit card loans	$125	$125	$240	$256

5. INVESTMENT SECURITIES

The Company’s investment securities consist of available-for-sale (AFS) securities, which are debt securities, U.S. Treasury bonds and mutual funds. The Company also holds equity securities within its investment securities portfolio. Collectively, these investments are carried at fair value on the Consolidated Balance Sheets within Investment securities.

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

Realized gains and losses are recognized upon disposition of the investment securities, using the specific identification method. The table below reflects unrealized gains and losses as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022				December 31, 2021
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
(Millions)
Available-for-sale securities	$171	$—	$(15)	$156	$173	$4	$(2)	$175
Equity securities	68	—	—	68	64	—	—	64
Total	$239	$—	$(15)	$224	$237	$4	$(2)	$239

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides information about the Company’s AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(Millions)
Available-for-sale securities	$131	$(10)	$25	$(5)	$156	$(15)
Total	$131	$(10)	$25	$(5)	$156	$(15)

	December 31, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(Millions)
Available-for-sale securities	$57	$(1)	$15	$(1)	$72	$(2)
Total	$57	$(1)	$15	$(1)	$72	$(2)

As of June 30, 2022, the amortized cost and estimated fair value of the Company’s AFS debt securities, which are mortgage-backed securities with no stated maturities, was $171 million and $156 million, respectively.

There were no realized gains or losses from the sale of any investment securities for the three and six months ended June 30, 2022 and 2021.

6. DEPOSITS

As of June 30, 2022 and December 31, 2021, deposits were categorized as interest-bearing or non-interest-bearing as follows:

	June 30,	December 31,
	2022	2021
(Millions)
Interest-bearing	$10,999	$11,027
Non-interest-bearing (including cardholder credit balances)	29	—
Total deposits	$11,028	$11,027

Deposits by deposit type as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
(Millions)
Savings accounts
Direct-to-consumer (retail)	$2,684	$1,713
Wholesale	3,676	3,873
Certificates of deposit
Direct-to-consumer (retail)	1,507	1,467
Wholesale	3,132	3,974
Cardholder credit balances	29	—
Total deposits	$11,028	$11,027

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The scheduled maturities of certificates of deposit as of June 30, 2022 were as follows:

(Millions)
2022(1)	$1,334
2023	2,009
2024	854
2025	233
2026	111
Thereafter	98
Total certificates of deposit	4,639
(1)	The 2022 balance includes $7 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of June 30, 2022 and December 31, 2021, certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 or more, in the aggregate, were $538 million and $500 million, respectively.

7. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Millions)
Payment protection products	$38	$33	$77	$68
Loss from equity method investment	(21)	—	(33)	—
Other	—	1	1	1
Total other non-interest income	$17	$34	$45	$69

The following table provides the components of Other non-interest expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Millions)
Professional services and regulatory fees	$38	$35	$69	$66
Occupancy expense	6	7	12	15
Other(1)	13	25	32	34
Total other non-interest expenses	$57	$67	$113	$115

(1)	Primarily related to costs associated with various other individually insignificant operating activities.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels quarterly. For the three and six months ended June 30, 2022 and 2021, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

The following table summarizes the carrying values and fair values of the Company’s financial assets and financial liabilities:

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Millions)
Financial assets
Credit card and other loans, net	$15,777	$18,156	$15,567	$17,989
Investment securities	224	224	239	239
Financial liabilities
Deposits	11,028	11,005	11,027	11,135
Debt issued by consolidated VIEs	5,498	5,498	5,453	5,467
Long-term and other debt	1,939	1,870	1,986	2,053

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

The following tables summarize the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$224	$45	$179	$—
Total assets measured at fair value	$224	$45	$179	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$239	$48	$191	$—
Total assets measured at fair value	$239	$48	$191	$—

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables summarize the Company’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2022 and December 31, 2021 respectively. The fair values of these financial instruments are estimates as of June 30, 2022 and December 31, 2021, and require management’s judgment; therefore, these figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating all of the amounts presented.

	June 30, 2022
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,156	$—	$—	$18,156
Total	$18,156	$—	$—	$18,156

Financial liabilities
Deposits	$11,005	$—	$11,005	$—
Debt issued by consolidated VIEs	5,498	—	5,498	—
Long-term and other debt	1,870	—	1,870	—
Total	$18,373	$—	$18,373	$—

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$17,989	$—	$—	$17,989
Total	$17,989	$—	$—	$17,989

Financial liabilities
Deposits	$11,135	$—	$11,135	$—
Debt issued by consolidated VIEs	5,467	—	5,467	—
Long-term and other debt	2,053	—	2,053	—
Total	$18,655	$—	$18,655	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property and equipment, right-of-use assets, deferred contract assets, goodwill, and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. The Company recognized a write-down of its equity method investment in Loyalty Ventures Inc. of $21 million during the three and six months ended June 30, 2022. The fair value and carrying amount of its investment was $17 million as of June 30, 2022. The Company did not have any impairments for the three and six months ended June 30, 2021.

9. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Comenity Bank is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation (FDIC). The Company’s industrial bank, Comenity Capital Bank, is regulated, supervised and examined by the State of Utah and the FDIC. While neither of the Banks is currently subject to regular examinations by the Consumer Financial Protection Bureau (CFPB) due to each Bank’s total assets not having exceeded $10.0 billion for four consecutive quarters, the Company has in the past been, and expects in the future to become, subject to supervision and examination by the CFPB with respect to federal consumer protection laws.

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Tier 1 capital to average assets, Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on Comenity Bank’s and/or Comenity Capital Bank’s operating activities, as well as those of the Company. Based on these regulations, as of June 30, 2022, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, as of June 30, 2022, are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Tier 1 Leverage capital ratio (1)	19.1%	4.0%	5.0%
Common Equity Tier 1 capital ratio (2)	22.7	4.5	6.5
Tier 1 capital ratio (3)	22.7	6.0	8.0
Total Risk-based capital ratio (4)	24.0	8.0	10.0

Comenity Capital Bank
Tier 1 Leverage capital ratio (1)	16.4%	4.0%	5.0%
Common Equity Tier 1 capital ratio (2)	18.0	4.5	6.5
Tier 1 capital ratio (3)	18.0	6.0	8.0
Total Risk-based capital ratio (4)	19.4	8.0	10.0

Combined Banks
Tier 1 Leverage capital ratio (1)	17.7%	4.0%	5.0%
Common Equity Tier 1 capital ratio (2)	20.1	4.5	6.5
Tier 1 capital ratio (3)	20.1	6.0	8.0
Total Risk-based capital ratio (4)	21.5	8.0	10.0
(1)	The Tier 1 Leverage capital ratio represents tier 1 capital divided by total average assets, after certain adjustments.
(2)	The Common Equity Tier 1 capital ratio represents common equity tier 1 capital divided by total risk-weighted assets.
(3)	The Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets.
(4)	The Total Risk-based capital ratio represents total capital divided by total risk-weighted assets.

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

10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended June 30, 2022	on AFS Securities	Flow Hedges	Investment Hedge	Adjustments	Loss
(Millions)
Balance as of March 31, 2022	$(6)	$—	$—	$(3)	$(9)
Changes in other comprehensive loss	(5)	—	—	—	(5)
Balance as of June 30, 2022	$(11)	$—	$—	$(3)	$(14)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Three Months Ended June 30, 2021	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss
(Millions)
Balance as of March 31, 2021	$15	$—	$(7)	$(50)	$(42)
Changes in other comprehensive (loss) income	(1)	—	—	10	9
Balance as of June 30, 2021	$14	$—	$(7)	$(40)	$(33)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Six Months Ended June 30, 2022	on Securities	Flow Hedges	Investment Hedge	Adjustments	Loss
(Millions)
Balance as of December 31, 2021	$1	$—	$—	$(3)	$(2)
Changes in other comprehensive loss	(12)	—	—	—	(12)
Balance as of June 30, 2022	$(11)	$—	$—	$(3)	$(14)

	Net	Net Unrealized	Net Unrealized	Foreign	Accumulated
	Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Six Months Ended June 30, 2021	on Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss
(Millions)
Balance as of December 31, 2020	$23	$(1)	$(7)	$(20)	$(5)
Changes in other comprehensive (loss) income	(9)	1	—	(20)	(28)
Balance as of June 30, 2021	$14	$—	$(7)	$(40)	$(33)
(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates from the Company’s LoyaltyOne segment, which was spun off in November 2021.

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On February 28, 2022, the Company’s Board of Directors approved a stock repurchase program to acquire up to 200,000 shares of the Company’s outstanding common stock in the open market during the one-year period ending on February 28, 2023. As of June 30, 2022, the Company had repurchased all 200,000 shares of its common stock available under

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

this program for an aggregate of $12 million. Following their repurchase, these 200,000 shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

During the six months ended June 30, 2021, the Company did not repurchase any shares of its common stock.

Stock Compensation Expense

During the six months ended June 30, 2022, the Company awarded 616,505 service-based restricted stock units with a weighted average grant date fair value per share of $68.79 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the six months ended June 30, 2022, the Company awarded 82,513 performance-based restricted stock units with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. The fair market value of these awards is $72.42. If the performance targets are met, the restrictions will lapse (i.e., the awards will vest) with respect to the entire award on February 17, 2025, provided that the participant is employed by the Company on the vesting date.

For the three months ended June 30, 2022 and 2021, the Company recognized $9 million and $7 million in stock-based compensation expense, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized $16 million and $13 million in stock-based compensation expense, respectively.

Dividends

During the three and six months ended June 30, 2022, the Company paid $11 million and $22 million, respectively, in dividends to its shareholders of common stock. On July 28, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share on its common stock, payable on September 16, 2022, to stockholders of record at the close of business on August 12, 2022.

12. INCOME TAXES

The effective tax rate was 22.7% and 25.7% for the three months ended June 30, 2022 and 2021, respectively, and 29.9% and 26.3% for the six months ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the three month period primarily related to a discrete benefit in the current period, partially offset by increases in nondeductible items over those in the prior year period. The increase in the effective tax rate for the six month period was primarily driven by the decrease in Income from continuing operations before income taxes and increases in nondeductible items over those in the prior year period.

The Company is under examination by the Internal Revenue Service as well as tax authorities in various states. The tax years under examination and open for examination vary by jurisdiction, but with some exceptions, the tax returns filed by the Company are no longer subject to U.S. federal income tax and state and local examinations for the years before 2015 or foreign income tax examinations for years before 2018.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Millions, except per share amounts)
Numerator
Income from continuing operations	$12	$263	$224	$531
Income (loss) from discontinued operations, net of income taxes	—	11	(1)	29
Net income	$12	$274	$223	$560

Denominator
Basic: Weighted average common stock	49.8	49.7	49.8	49.7
Weighted average effect of dilutive securities
Add: net effect of dilutive unvested restricted stock awards (1)	0.1	0.3	0.2	0.2
Diluted	49.9	50.0	50.0	49.9

Basic EPS
Income from continuing operations	$0.25	$5.29	$4.48	$10.68
Income (loss) from discontinued operations	$—	$0.21	$(0.01)	$0.58
Net income per share	$0.25	$5.50	$4.47	$11.26

Diluted EPS
Income from continuing operations	$0.25	$5.25	$4.47	$10.63
Income (loss) from discontinued operations	$—	$0.22	$(0.01)	$0.58
Net income per share	$0.25	$5.47	$4.46	$11.21
(1)	For the three and six months ended June 30, 2022 and 2021, an insignificant amount of restricted stock awards were excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

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

The Company accounts for its 19% ownership interest in Loyalty Ventures following the equity method of accounting. As of June 30, 2022, the carrying amount of the Company’s ownership interest in Loyalty Ventures, which investment totaled was $17 million, and is included in Other assets in the Consolidated Balance Sheet.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the results of operations of the Company’s former LoyaltyOne segment, direct costs identifiable to the LoyaltyOne segment, and the allocation of interest expense on corporate debt, for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
(Millions)
Total interest income	$—	$—
Total interest expense (1)	3	7
Net interest income	(3)	(7)
Total non-interest income	151	327
Total non-interest expenses	130	275
Income before provision from income taxes	18	45
Provision for income taxes	7	16
Income from discontinued operations, net of income taxes	$11	$29
(1)	The Company’s Credit Agreement, as amended, required a $725 million prepayment of term loans in conjunction with the LoyaltyOne spinoff. As a result, the interest expense reflected above is the allocation to discontinued operations of interest on the basis of this $725 million mandatory prepayment.

The following table summarizes the depreciation and amortization, and capital expenditures of the Company’s former LoyaltyOne segment for the three and six months ended June 30, 2021:

(Millions)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Depreciation and amortization	$9	$18
Capital expenditures	$4	$9

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our principal market risk exposure arises from volatility in interest rates and their impact on economic value, capitalization levels, cost of capital and earnings.

There has been no material change from our 2021 Form 10-K related to our exposure to interest rate risk or other market risks.

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

Item 1A.     Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2021 or our Quarterly Report on Form 10-Q for the quarter-ended March 31, 2022. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2022:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs
				(Millions)
April 1-30	2,950	$55.74	—	$—
May 1-31	2,356	52.28	—	—
June 1-30	3,407	47.34	—	—
Total	8,713	$51.52	—	$—
(1)	During the periods presented, 8,713 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the Plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)	None
(b)	None

Item 6.Exhibits.

a)	Exhibits:

EXHIBIT INDEX

HIDDEN_ROW
			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Fourth Amended and Restated Service Agreement, dated as of June 1, 2022, by and between Comenity Bank and Comenity Servicing LLC.	10-D	99.2	6/15/22

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)

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

The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

DATE: August 4, 2022

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: August 4, 2022

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer