Form 10-Q
period 2022-09-30
BREAD FINANCIAL HOLDINGS, INC.
filed 2022-11-04
CIK 1101215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 21, 2022, 49,853,068 shares of common stock were outstanding.

BREAD FINANCIAL HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes thereto presented in this quarterly report and the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the SEC) on February 25, 2022 (the 2021 Form 10-K). Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those set forth in the Risk Factors section in our 2021 Form 10-K, subsequent Quarterly Reports on Form 10-Q and other filings we make with the SEC.

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

NON-GAAP FINANCIAL MEASURES

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this Form 10-Q constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies. In particular, Pretax pre-provision earnings (PPNR) is calculated by increasing/decreasing Income from continuing operations before income taxes by the net provision/release in Provision for credit losses. We use PPNR as a metric to evaluate our results of operations before income taxes, excluding the volatility that can occur within Provision for credit losses. Tangible common equity over Tangible assets (TCE/TA) represents Total stockholders’ equity reduced by Goodwill and intangible assets, net, (TCE) divided by Tangible assets (TA), which is Total assets reduced by Goodwill and intangible assets, net. We use TCE/TA as a metric to evaluate the Company’s capital adequacy and estimate its ability to cover potential losses. Tangible book value per common share represents TCE divided by shares outstanding. We use Tangible book value per common share as a metric to estimate the Company’s potential value in relation to tangible assets per share. We believe the use of these non-GAAP financial measures provides additional clarity in understanding our results of operations and trends. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, please see “Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures” that follows.

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the third quarter of 2022, as well as our related outlook for the remainder of 2022 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations,” “Risk Factors” included in our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and other filings we make with the SEC and “Cautionary Note Regarding Forward-Looking Statements”, which provides further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the discussion included herein is for the three months ended September 30, 2022, compared with the same period in the prior year.

For the quarter ended September 30, 2022, Credit sales increased from the prior year period driven by new product and brand partner additions, as well as existing partners, partially offset by both the transition of our credit card processing services and the temporary spike in fuel prices in July. Net interest income and Interchange revenue, net of retailer share arrangements increased year-over-year, while Other non-interest income decreased primarily due to a write-down of our equity method investment in Loyalty Ventures Inc. (LVI). More broadly, we are closely monitoring consumer economic indicators, including how consumers are navigating the changing economic environment, which remains difficult to predict and therefore could have an impact on our outlook for the remainder of the year. In addition, we are working to resolve remaining issues associated with the transitioning of our credit card processing services to ensure that expected platform performance is achieved and that any inconvenience to our cardholders or brand partners is addressed, including through waivers of late fees and other customer-friendly accomodations, and cardholder and brand partner engagement initiatives. We anticipate Total net interest and non-interest income growth will align with growth in average Total credit card and other loans, with slight upside from an improved full year net interest margin versus 2021. We expect further interest rate increases by the Board of Governors of the Federal Reserve System (the Federal Reserve) throughout the remainder of 2022 to result in a nominal benefit to Net interest income, which is factored into our 2022 outlook.

Third quarter 2022 average Total credit card and other loans of $17.6 billion were up 14% from the prior year period, with the end-of-period balance being up 16%. Our outlook for growth in average Total credit card and other loans in 2022 is expected to be low-double-digits relative to 2021, which is based on our new and renewed business announcements, including our acquisition of AAA’s existing credit card portfolio in October 2022, as well as visibility into our pipeline and the current economic outlook. Our outlook also continues to assume a moderation in the consumer payment rate throughout the remainder of 2022. We expect the sale of the BJ’s Wholesale Club (BJ’s) portfolio to occur in the middle of the first quarter of 2023. For the third quarter of 2022, BJ’s branded co-brand accounts generated approximately 10% of Total net interest and non-interest income. As of September 30, 2022, BJ’s branded co-brand accounts were responsible for approximately 13% of Total credit card and other loans.

Provision for credit losses increased relative to the third quarter of 2021 due primarily to an increase in Credit card and other loans, as well as economic scenario weightings in our credit reserve modeling reflecting an increasing probability of a recession, more persistent inflation, and the increased cost of overall consumer debt. Our Allowance for credit losses increased compared to year-end 2021, with a reserve rate of 11.4% in the third quarter of 2022 and 10.5% at year-end 2021. Our Net loss rate also increased relative to the prior year period as consumer payment behavior normalization continues toward pre-pandemic levels. We anticipate higher losses in the fourth quarter of 2022, which is typically the highest quarter of the year for this metric based on historic seasonality. For the full year 2022, we expect a net loss rate at the high end of our previously communicated low-to-mid 5% range.

With regard to our expenses, Total non-interest expenses for the third quarter of 2022 were up 13% from the prior year period, due primarily to increased employee compensation and benefit costs, overall technology modernization expenses, and marketing expenses. As a result of ongoing investment in technology modernization, digital advancement, marketing, and product innovation, along with strong portfolio growth, we expect a sequential increase in Total non-interest expenses for the remainder of 2022. The pace and timing of our investments will be calibrated to align with our full year revenue and growth outlook, including our planned incremental investment of more than $125 million in digital and product innovation, marketing, brand and technology enhancements during 2022.

Although we recognize the macroeconomic headwinds, we remain focused on driving sustainable, profitable growth leveraging our technology enhancements and business development success.

CONSOLIDATED RESULTS OF OPERATIONS

The following provides commentary on the variances in our results of operations for the three and nine months ended September 30, 2022, compared with the same periods in the prior year, as presented in the accompanying tables. These discussions should be read in conjunction with the discussion under “Business Environment”, above.

Table 1: Summary of Our Financial Performance

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$979	$851	128	15	$2,793	$2,416	377	16
Provision for credit losses	304	161	143	89	902	180	722	*
Total non-interest expenses	486	431	55	13	1,383	1,256	127	10
Income from continuing operations before income taxes	189	259	(70)	(27)	508	980	(472)	(48)
Provision for income taxes	55	53	2	2	150	243	(93)	(39)
Income from continuing operations	134	206	(72)	(35)	358	737	(379)	(51)
Income (loss) from discontinued operations, net of taxes	—	18	(18)	*	(1)	46	(47)	*
Net income	134	224	(90)	(40)	357	783	(426)	(54)

Net income per diluted share	$2.69	$4.47	(1.78)	(40)	$7.15	$15.68	(8.53)	(54)
Income from continuing operations per diluted share	$2.69	$4.11	(1.42)	(35)	$7.16	$14.74	(7.58)	(51)
Net interest margin (1)	19.9%	18.9%		1.0	19.3%	18.0%		1.3
Return on average equity (2)	22.8%	38.0%		(15.2)	20.9%	52.2%		(31.3)
Effective income tax rate - continuing operations	28.9%	20.7%		8.2	29.5%	24.8%		4.7
(1)	Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(2)	Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.

* Not meaningful

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,195	$992	203	20	$3,325	$2,845	480	17
Interest on cash and investment securities	23	2	21	*	34	6	28	*
Total interest income	1,218	994	224	23	3,359	2,851	508	18
Interest expense
Interest on deposits	66	39	27	68	142	130	12	9
Interest on borrowings	67	52	15	30	166	168	(2)	(2)
Total interest expense	133	91	42	47	308	298	10	3
Net interest income	1,085	903	182	20	3,051	2,553	498	20
Non-interest income
Interchange revenue, net of retailer share arrangements	(136)	(97)	(39)	40	(333)	(251)	(82)	33
Other	30	45	(15)	(33)	75	114	(39)	(34)
Total non-interest income	(106)	(52)	(54)	103	(258)	(137)	(121)	90
Total net interest and non-interest income	979	851	128	15	2,793	2,416	377	16
Provision for credit losses	304	161	143	89	902	180	722	*
Total net interest and non-interest income, after provision for credit losses	$675	$690	(15)	(2)	$1,891	$2,236	(345)	(15)

* Not meaningful

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Three and nine months ended September 30, 2022, compared with the same periods in the prior year:

Interest income: Total interest income increased in the three and nine months ended September 30, 2022, primarily resulting from Interest and fees on loans. The increase in each period, relative to the prior year, was due to increases in average credit card and other loans driven by new originations and moderation in the consumer payment rate, as well as increases in finance charge yields of approximately 152 and 149 basis points for the three and nine months periods, respectively.

Interest expense: Total interest expense increased in the three and nine months ended September 30, 2022, due to the following:

●	Interest on deposits increased due to higher average balances outstanding and higher average interest rates, which increased interest expense by approximately $27 million and $12 million for the three and nine month periods, respectively.
●	Interest on borrowings increased for the three month period due primarily to a $15 million increase related to higher average interest rates on secured borrowings, and remained relatively flat for the nine month period.

Non-interest income: Total non-interest income increased for the three and nine months ended September 30, 2022, due to the following:

●	Interchange revenue, net of retailer share arrangements increased for the three and nine month periods driven by increased sales and new brand partner retailer share arrangements, which were more than offset by cardholder and brand partner engagement initiatives, as well as increases in our brand partners’ share of the economics under new retailer share arrangements.

●	Other decreased for the three and nine month periods primarily due to the write-down of our equity method investment in LVI of $11 million and $44 million, respectively.

Provision for credit losses: Provision for credit losses increased for the three months ended September 30, 2022 due primarily to a reserve build of $86 million in the third quarter 2022, driven by a 16% higher end-of period loan balance and a higher reserve rate due to economic scenario weightings in our credit reserve modeling reflecting an increasing probability of a recession, more persistent inflation, and the increased cost of overall consumer debt. In addition to the third quarter 2022 reserve build, the increase in Provision for credit losses for the nine months ended September 30, 2022 was driven by a reserve release in the prior year period of $363 million from the Allowance for credit losses associated with an improving macroeconomic outlook at such time and a lower volume of Credit card and other loans relative to the current year period.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$202	$168	34	20	$572	$489	83	17
Card and processing expenses	82	81	1	2	248	242	6	3
Information processing and communication	75	54	21	39	192	161	31	20
Marketing expenses	44	35	9	24	124	113	11	10
Depreciation and amortization	29	23	6	29	80	70	10	15
Other	54	70	(16)	(22)	167	181	(14)	(8)
Total non-interest expenses	$486	$431	55	13	$1,383	$1,256	127	10

Total Non-interest Expenses

Three and nine months ended September 30, 2022, compared with the same periods in the prior year:

Non-interest expenses: Total non-interest expenses increased in the three and nine months ended September 30, 2022, due to the following:

●	Employee compensation and benefits increased due to increased salaries, contract labor, which itself was driven by continued digital and technology modernization-related hiring, and incentive compensation, as well as higher volume-related staffing levels.
●	Information processing and communication increased due to an increase in data processing expense driven by the transition of our credit card processing services.
●	Marketing expenses increased due to increased spending associated with higher sales and brand partner joint marketing campaigns, as well as on expanding our new brand, products and direct to consumer offerings.
●	Depreciation and amortization increased due to increased amortization for developed technology associated with the Lon Inc. acquisition, which was completed in December 2020.
●	Other decreased due to decreased legal and other business activity costs.

Income Taxes

Provision for income taxes remained relatively flat for the three months ended September 30, 2022 and decreased for the nine months ended September 30, 2022. The effective tax rate was 28.9% and 20.7% for the three months ended September 30, 2022 and 2021, respectively, and 29.5% and 24.8% for the nine months ended September 30, 2022 and 2021, respectively. Increases in nondeductible items over those in the prior year period, and greater discrete tax benefits recorded in the prior year, as well as a decrease in Income from continuing operations before income taxes, drove the increase in the effective tax rate for the nine month period.

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the Three Months Ended September 30,			As of or for the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
(Millions, except per share amounts and percentages)
Credit sales	$7,689	$7,380	4	$22,716	$20,825	9
PPNR (1)	493	420	17	1,410	1,160	21
Average credit card and other loans	17,598	15,471	14	17,084	15,512	10
End-of-period credit card and other loans	18,126	15,690	16	18,126	15,690	16
End-of-period direct-to-consumer deposits	5,176	3,052	70	5,176	3,052	70

Return on average assets (2)	2.4%	3.7%	(1.3)	2.2%	4.5%	(2.3)
Return on average equity (3)	22.8%	38.0%	(15.2)	20.9%	52.2%	(31.3)

Net interest margin (4)	19.9%	18.9%	1.0	19.3%	18.0%	1.3
Loan yield (5)	27.2%	25.6%	1.6	25.9%	24.5%	1.4

Efficiency ratio (6)	49.7%	50.6%	(0.9)	49.6%	52.0%	(2.4)

Tangible common equity / tangible assets ratio (TCE/TA) (7)	8.0%	7.2%	0.8	8.0%	7.2%	0.8
Tangible book value per common share (8)	$34.30	$31.18	10	$34.30	$31.18	10
Cash dividend per common share	$0.21	$0.21	—	$0.63	$0.63	—

Delinquency rate (9)	5.7%	3.8%	1.9	5.7%	3.8%	1.9
Net loss rate (10)	5.0%	3.9%	1.1	5.1%	4.7%	0.4
Reserve rate	11.4%	10.5%	0.9	11.4%	10.5%	0.9
(1)	PPNR is calculated by increasing/decreasing Income from continuing operations before income taxes by the net provision/release in Provision for credit losses. See also Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(2)	Return on average assets represents annualized Income from continuing operations divided by average Total assets.
(3)	Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.
(4)	Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(5)	Loan yield represents annualized Interest and fees on loans divided by Average credit card and other loans.
(6)	Efficiency ratio represents Total non-interest expenses divided by Total net interest and non-interest income.
(7)	Tangible common equity (TCE) represents Total stockholders’ equity reduced by Goodwill and intangible assets, net. Tangible assets (TA) represents Total assets reduced by Goodwill and intangible assets, net. TCE/TA is a non-GAAP financial measure. See also Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(8)	Tangible book value per common share represents TCE divided by shares outstanding, and is a non-GAAP financial measure. See also Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(9)	Delinquency rate as of September 30, 2022 was impacted by the transition of our credit card processing services.
(10)	Net loss rate for the three and nine months ended September 30, 2022 was impacted by the transition of our credit card processing services. Excluding this impact, which is timing-related, the Net loss rate for the quarter would have been higher.

Table 5: Net Interest Margin

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,235	$23	2.18%	$3,604	$2	0.23%
Credit card and other loans	17,598	1,195	27.16%	15,471	992	25.64%
Total interest-earning assets	21,833	1,218	22.32%	19,075	994	20.84%

Direct-to-consumer (retail) deposits	4,850	25	2.04%	2,702	5	0.80%
Wholesale deposits	7,001	41	2.37%	7,027	34	1.93%
Interest-bearing deposits	11,851	66	2.23%	9,729	39	1.62%

Secured borrowings	4,970	40	3.20%	4,747	26	2.19%
Unsecured borrowings	1,953	27	5.63%	2,778	26	3.68%
Interest-bearing borrowings	6,923	67	3.89%	7,525	52	2.74%
Total interest-bearing liabilities	18,774	133	2.84%	17,254	91	2.11%

Net interest income		$1,085			$903

Net interest margin (1)		19.9%			18.9%

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,001	$34	1.13%	$3,403	$6	0.21%
Credit card and other loans	17,084	3,325	25.95%	15,512	2,845	24.46%
Total interest-earning assets	21,085	3,359	21.24%	18,915	2,851	20.09%

Direct-to-consumer (retail) deposits	3,998	42	1.39%	2,281	17	0.97%
Wholesale deposits	7,172	100	1.86%	7,550	113	2.00%
Interest-bearing deposits	11,170	142	1.69%	9,831	130	1.76%

Secured borrowings	5,098	88	2.29%	4,615	90	2.60%
Unsecured borrowings	1,978	78	5.25%	2,804	78	3.72%
Interest-bearing borrowings	7,076	166	3.12%	7,419	168	3.02%
Total interest-bearing liabilities	18,246	308	2.25%	17,250	298	2.30%

Net interest income		$3,051			$2,553

Net interest margin (1)		19.3%			18.0%
(1)	Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the Three Months Ended September 30,			As of or for the Nine Months Ended September 30,

	2022	2021	% Change	2022	2021	% Change
(Millions, except percentages)
Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$189	$259	(27)	$508	$980	(48)
Provision for credit losses	304	161	89	902	180	*
Pretax pre-provision earnings (PPNR)	$493	$420	17	$1,410	$1,160	21

Tangible common equity (TCE)
Total stockholders' equity	2,399	2,246	7	2,399	2,246	7
Less: Goodwill and intangible assets, net	(690)	(694)	(1)	(690)	(694)	(1)
Tangible common equity (TCE)	$1,709	$1,552	10	$1,709	$1,552	10

Tangible assets (TA)
Total assets	21,960	22,257	(1)	21,960	22,257	(1)
Less: Goodwill and intangible assets, net	(690)	(694)	(1)	(690)	(694)	(1)
Tangible assets (TA)	$21,270	$21,563	(1)	$21,270	$21,563	(1)

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

The following table presents the delinquency trends on our credit card and other loans portfolio based on the principal balances outstanding as of September 30, 2022 and December 31, 2021:

Table 7: Delinquency Trends on Credit Card and Other Loans

	September 30,	% of	December 31,	% of
	2022	Total	2021	Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$17,029	100.0%	$16,590	100.0%
Outstanding balances contractually delinquent (1)
31 to 60 days	$341	2.0%	$219	1.3%
61 to 90 days	210	1.2	147	0.9
91 or more days	419	2.5	281	1.7
Total	$970	5.7%	$647	3.9%
(1)	As of September 30, 2022 the Outstanding balances contractually delinquent, and the related % of Total (i.e., the Delinquency rate), were impacted by the transition of our credit card processing services.

As part of our collections strategy, we may offer temporary, short term (six-months or less) loan modifications in order to improve the likelihood of collections and meet the needs of our customers. Our modifications for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced or deferred payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these forbearance modification programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our loan modification programs to determine if they represent a more than insignificant delay in payment, in which case they would then be considered a troubled debt restructuring. For additional information, see Note 2, “Credit Card and Other Loans – Modified Credit Card Loans”, to our unaudited Condensed Consolidated Financial Statements.

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

The net principal loss rate is calculated by dividing net principal losses for the period by the average credit card and other loans for the same period. Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. The following table presents our net principal losses for the periods specified:

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Millions, except percentages)
Average credit card and other loans	$17,598	$15,471	$17,084	$15,512
Net principal losses	218	151	656	543
Net principal losses as a percentage of average credit card and other loans (1)	5.0%	3.9%	5.1%	4.7%
(1)	Net principal losses as a percentage of average credit card and other loans for the three and nine months ended September 30, 2022 were impacted by the transition of our credit card processing services. Excluding this impact, which is timing-related, Net principal losses as a percentage of average credit card and other loans would have been higher.

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

Our primary sources of liquidity include cash generated from operating activities, our Credit Agreement and issuances of debt securities, and our securitization programs and deposits issued by the Banks, in addition to our ongoing efforts to renew and expand our various sources of liquidity.

Our primary uses of liquidity are for ongoing and varied lending operations, scheduled payments of principal and interest on our debt, capital expenditures, including digital and product innovation and technology enhancements, and dividends.

Because of the alternatives available to us as discussed above, we believe our short-term and long-term sources of liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including dividend payments, debt service obligations and repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies. However, the adequacy of our liquidity could be impacted by various sources, including volatility in the financial and capital markets, limiting our access to or increasing our cost of capital, which could make capital unavailable or unavailable on terms acceptable to us. For additional information regarding the factors that could impact the adequacy of our liquidity, see the risk factors under the heading “Liquidity, Market and Credit Risk” in our 2021 Form 10-K, subsequent Quarterly Reports on Form 10-Q and our other filings with the SEC.

Funding Sources

Credit Agreement

As of September 30, 2022, we had $582 million in aggregate principal amount of term loans outstanding under our Credit Agreement, as amended, and a $750 million revolving line of credit under which we had no amounts drawn.

The Credit Agreement includes various restrictive financial and non-financial covenants. If we do not comply with these covenants, the maturity of amounts outstanding under the Credit Agreement may be accelerated and become payable, and the associated commitments may be terminated. As of September 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.

Deposits

We utilize a variety of deposit products to finance our operating activities, including funding for our non-securitized credit card and other loans, and to fund the securitization enhancement requirements of the Banks. We offer both direct-to-consumer retail deposit products as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits). Across both our retail and wholesale deposits, the Banks offer various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date; the Banks also issue certificates of deposit with scheduled maturity dates ranging between October 2022 and September 2027, in denominations of at least $1,000, on which interest is paid either monthly or at maturity.

The following table summarizes our retail and wholesale deposit products by type and associated attributes, as of September 30, 2022 and December 31, 2021:

Table 9: Deposits

	September 30,	December 31,
	2022	2021
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$5,176	$3,180
Wholesale	7,231	7,847

Non-maturity deposit products
Non-maturity deposits	$6,710	$5,586
Interest rate range	0.70% – 3.50%	0.05% – 3.50%
Weighted-average interest rate	2.09%	0.68%

Certificates of deposit
Certificates of deposit	$5,697	$5,441
Interest rate range	0.30% – 4.16%	0.20% – 3.75%
Weighted-average interest rate	2.71%	1.91%

Securitization Programs and Conduit Facilities

We sell the majority of the credit card loans originated by the Banks to certain of our master trusts (the Trusts). These securitization programs are a principal vehicle through which we finance the Banks’ credit card loans. We use a combination of public term asset-backed notes and private conduit facilities for this purpose. During the nine months ended September 30, 2022, $1.6 billion of asset-backed term notes matured and were repaid, of which $74 million were previously retained by us and therefore eliminated from the Consolidated Balance Sheets.

As of September 30, 2022, total capacity under our Conduit Facilities was $5.5 billion, of which $4.0 billion had been drawn and was included in Debt issued by consolidated variable interest entities (VIEs) in the Consolidated Balance Sheet. In April 2022, the World Financial Network Credit Card Master Trust III amended its 2009-VFC conduit facility, increasing the capacity from $225 million to $275 million and extending the maturity to July 2023. In addition, in April 2022, the World Financial Capital Master Note Trust amended its 2009-VFN conduit facility, increasing the capacity from $1.5 billion to $2.5 billion and extending the maturity to July 2023.

As of September 30, 2022, we had approximately $12.6 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

The following table shows the maturities of borrowing commitments as of September 30, 2022, for the Trusts by year:

Table 10: Borrowing Commitment Maturities

	2022	2023	Thereafter	Total
(Millions)
Conduit facilities (1)	—	5,525	—	5,525
Total (2)	$—	$5,525	$—	$5,525
(1)	Amount represents borrowing capacity, not outstanding borrowings.
(2)	Total amounts do not include $1.5 billion of debt issued by the Trusts, which was retained by us as a credit enhancement and therefore has been eliminated from the Total.

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

Stock Repurchase Programs

On February 28, 2022, the Company’s Board of Directors approved a stock repurchase program to acquire up to 200,000 shares of our outstanding common stock in the open market during the one-year period ending on February 28, 2023. As of September 30, 2022, we had repurchased all 200,000 shares of our common stock available under this program for an aggregate of $12 million. Following their repurchase, these 200,000 shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

Dividends

During the three and nine months ended September 30, 2022, we paid $10 million and $32 million, respectively, in dividends to our shareholders common stock. On October 27, 2022, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on December 16, 2022, to stockholders of record at the close of business on November 14, 2022.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments, the vast majority of which relate to deposits, debt issued by consolidated VIEs, long-term and other debt, and operating leases.

We believe that we will have access to sufficient resources to meet these commitments.

Cash Flows

The table below summarizes our cash flow activity, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities, for the nine months ended September 30, 2022 compared with the same period in the prior year.

Table 11: Cash Flows

	Nine Months Ended September 30,
	2022	2021
(Millions)
Total cash provided by (used in)
Operating activities	$1,351	$1,208
Investing activities	(1,488)	381
Financing activities	(178)	(1,157)
Effect of foreign currency exchange rates	—	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(315)	$428

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $1,351 million and $1,208 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, the net cash provided by operating activities was primarily driven by cash generated from net income for the period after adjusting for the provision for credit losses and deferred income taxes. For the nine months ended September 30, 2021, the net cash provided by operating activities was primarily driven by cash generated from net income after adjusting for the provision for credit losses, as well as an increase in accounts payable and other liabilities.

Cash Flows from Investing Activities primarily include changes in credit card and other loans. Cash used in investing activities was $1,488 million for the nine months ended September 30, 2022, and cash provided by investing activities was $381 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the net cash used in investing activities was primarily due to growth in credit sales and the consequential growth in Credit card and other loans, as well as the acquisition of a credit card loan portfolio. For the nine months ended September 30, 2021, the net cash provided by investing activities was due to the sale of a credit card loan portfolio as well as an increase in payment rates that benefitted from government economic stimulus programs, resulting in comparably lower Credit card and other loans.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $178 million and $1,157 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, the net cash used in financing activities was primarily driven by net repayments of asset-backed term notes (securitizations), partially offset by net increases in deposits. For the nine months ended September 30, 2021, the net cash used in financing activities was driven by net repayments of securitizations.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we do not believe, at this time, that we have been significantly affected by inflation. For the most part we have relied on operating efficiencies from scale, technology and expansion in lower cost jurisdictions in select circumstances, as well as decreases in technology and communication costs, to offset increased costs of employee compensation and other operating expenses. We also recognize that a customer’s ability and willingness to repay us can be negatively impacted by factors such as inflation, which may result in greater delinquencies that lead to greater credit losses, as reflected in our increased Allowance for credit losses. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures persist, they could magnify the slowdown in the domestic and global economies and increase the risk of a recession, which may adversely impact our business, results of operations and financial condition. See Item 1A “Risk Factors” in our 2021 Form 10-K, subsequent Quarterly Reports on Form 10-Q and our other filings with the SEC for further information on the risks of inflation on our Company.

With respect to seasonality, our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping period in the fourth quarter and, to a lesser extent, during the first quarter as credit card and other loans are paid down.

LEGISLATIVE AND REGULATORY MATTERS

Comenity Bank is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. Comenity Capital Bank is also subject to various regulatory capital requirements administered by the FDIC, as well as the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company. For additional information about legislative and regulatory matters impacting us, see “Business–Supervision and Regulation” under Part I of our 2021 Form 10-K.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity Tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on Comenity Bank’s and/or Comenity Capital Bank’s operating activities, as well as our operating activities. Based on these regulations, as of September 30, 2022 and 2021, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks are considered well capitalized and seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, as of September 30, 2022, are as follows:

Table 12: Capital Ratios

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Common Equity Tier 1 capital ratio (1)	25.6%	4.5%	6.5%
Tier 1 capital ratio (2)	25.6	6.0	8.0
Total Risk-based capital ratio (3)	26.9	8.0	10.0
Tier 1 Leverage capital ratio (4)	20.4	4.0	5.0

Comenity Capital Bank
Common Equity Tier 1 capital ratio (1)	18.4%	4.5%	6.5%
Tier 1 capital ratio (2)	18.4	6.0	8.0
Total Risk-based capital ratio (3)	19.7	8.0	10.0
Tier 1 Leverage capital ratio (4)	16.1	4.0	5.0

Combined Banks
Common Equity Tier 1 capital ratio (1)	21.4%	4.5%	6.5%
Tier 1 capital ratio (2)	21.4	6.0	8.0
Total Risk-based capital ratio (3)	22.8	8.0	10.0
Tier 1 Leverage capital ratio (4)	18.0	4.0	5.0
(1)	The Common Equity Tier 1 capital ratio represents common equity tier 1 capital divided by total risk-weighted assets.
(2)	The Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets.
(3)	The Total Risk-based capital ratio represents total capital divided by total risk-weighted assets.
(4)	The Tier 1 Leverage capital ratio represents tier 1 capital divided by total average assets, after certain adjustments.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” included in our 2021 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the “Recently Issued Accounting Standards” under Note 1, “Description of Business and Basis of Presentation” to the unaudited Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “plan,” “likely,” “may,” “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding, and the guidance we give with respect to, our anticipated operating or financial results, future financial performance and outlook, initiation or completion of strategic initiatives, future dividend declarations and future economic conditions, including, but not limited to, market conditions, inflation and developments in the geopolitical environment. We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that could cause actual results to differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. These risks and uncertainties include, but are not limited to, the following:

●	the ongoing effects of the global COVID-19 pandemic, which remain difficult to predict;
●	macroeconomic and geopolitical conditions, including, but not limited to, market conditions, inflation, rising interest rates and the increased probability of a recession, and any impact of the war in Ukraine;
●	loss of, or reduction in demand for services from, significant customers or partners;
●	increases in fraudulent activity, net principal losses in credit card and other loans or increases or volatility in the allowance for credit losses that may result from the application of the current expected credit loss model;
●	failure to identify, complete or successfully integrate or disaggregate business acquisitions or divestitures, including failure to realize the intended benefits of the spinoff of our former LoyaltyOne segment, resulting in a write-down of our equity method investment in LVI for the three and nine months ended September 30, 2022;
●	continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
●	the expected tax-free treatment of the distribution effected in the LoyaltyOne spinoff for U.S. federal income tax purposes;
●	increases in the cost of doing business, including market interest rates;
●	inability to access financial or capital markets, including asset-backed securitization funding or deposits markets;
●	restrictions that limit our banks’ ability to pay dividends to us;
●	limitations on consumer credit, loyalty or marketing services from new legislative or regulatory actions related to consumer protection and consumer privacy, including any such actions that may be taken with respect to late fees, interchange fees or other charges;
●	increases in regulatory capital requirements or other support for our Banks;
●	loss or disruption, due to cyberattack or other service failures, of data center operations or capacity;
●	loss of consumer information due to compromised physical or cyber security; and
●	those factors set forth in the Risk Factors section in our 2021 Form 10-K and our subsequent filings with the SEC as well as those factors discussed in the documents incorporated by reference in this Form 10-Q.

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

Item 1. Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,195	$992	$3,325	$2,845
Interest on cash and investment securities	23	2	34	6
Total interest income	1,218	994	3,359	2,851
Interest expense
Interest on deposits	66	39	142	130
Interest on borrowings	67	52	166	168
Total interest expense	133	91	308	298
Net interest income	1,085	903	3,051	2,553
Non-interest income
Interchange revenue, net of retailer share arrangements	(136)	(97)	(333)	(251)
Other	30	45	75	114
Total non-interest income	(106)	(52)	(258)	(137)
Total net interest and non-interest income	979	851	2,793	2,416
Provision for credit losses	304	161	902	180
Total net interest and non-interest income, after provision for credit losses	675	690	1,891	2,236
Non-interest expenses
Employee compensation and benefits	202	168	572	489
Card and processing expenses	82	81	248	242
Information processing and communication	75	54	192	161
Marketing expenses	44	35	124	113
Depreciation and amortization	29	23	80	70
Other	54	70	167	181
Total non-interest expenses	486	431	1,383	1,256
Income from continuing operations before income taxes	189	259	508	980
Provision for income taxes	55	53	150	243
Income from continuing operations	134	206	358	737
Income (loss) from discontinued operations, net of income taxes	—	18	(1)	46
Net income	$134	$224	$357	$783

Basic income per share (Note 13)
Income from continuing operations	$2.69	$4.14	$7.17	$14.81
Income (loss) from discontinued operations	$—	$0.36	$(0.01)	$0.94
Net income per share	$2.69	$4.50	$7.16	$15.75

Diluted income per share (Note 13)
Income from continuing operations	$2.69	$4.11	$7.16	$14.74
Income (loss) from discontinued operations	$—	$0.36	$(0.01)	$0.94
Net income per share	$2.69	$4.47	$7.15	$15.68

Weighted average common shares outstanding (Note 13)
Basic	49.8	49.8	49.9	49.7
Diluted	49.9	50.0	50.0	50.0

See Notes to unaudited Condensed Consolidated Financial Statements

BREAD FINANCIAL HOLDINGS, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(Millions)
Net income	$134	$224	$357	$783

Other comprehensive loss
Unrealized loss on available-for-sale debt securities	(9)	(3)	(25)	(14)
Tax benefit	2	—	6	1
Unrealized loss on available-for-sale debt securities, net of tax	(7)	(3)	(19)	(13)

Unrealized gain on cash flow hedges	—	1	—	2
Tax benefit	—	—	—	—
Unrealized gain on cash flow hedges, net of tax	—	1	—	2

Foreign currency translation adjustments	—	(21)	—	(40)

Other comprehensive loss, net of tax	(7)	(23)	(19)	(51)

Total comprehensive income, net of tax	$127	$201	$338	$732

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,583	$3,046
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities: 2022, $12,570; 2021, $11,215)	18,126	17,399
Allowance for credit losses	(2,073)	(1,832)
Credit card and other loans, net	16,053	15,567
Investment securities	218	239
Property and equipment, net	204	215
Goodwill and intangible assets, net	690	687
Other assets	1,212	1,992
Total assets	$21,960	$21,746
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	12,444	11,027
Debt issued by consolidated variable interest entities	4,015	5,453
Long-term and other debt	1,916	1,986
Other liabilities	1,186	1,194
Total liabilities	19,561	19,660
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 49.8 million shares as of both September 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	2,181	2,174
Retained earnings (accumulated deficit)	238	(87)
Accumulated other comprehensive loss	(21)	(2)
Total stockholders’ equity	2,399	2,086
Total liabilities and stockholders’ equity	$21,960	$21,746

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2022	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
(Millions)
Balance as of July 1, 2022	49.8	$1	$2,174	$—	$114	$(14)	$2,275
Net income	—	—	—	—	134	—	134
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	7	—	—	—	7
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	(10)	—	(10)
Balance as of September 30, 2022	49.8	$1	$2,181	$—	$238	$(21)	$2,399

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2021	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
(Millions)
Balance as of July 1, 2021	117.1	$1	$3,443	$(6,734)	$5,371	$(33)	$2,048
Net income	—	—	—	—	224	—	224
Other comprehensive loss	—	—	—	—	—	(23)	(23)
Stock-based compensation	—	—	9	—	—	—	9
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	—	(11)	—	(11)
Retirement of treasury stock	(67.4)	—	(1,281)	6,734	(5,453)	—	—
Other	0.1	—	(1)	—	—	—	(1)
Balance as of September 30, 2021	49.8	$1	$2,170	$—	$131	$(56)	$2,246

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2022	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
(Millions)
Balance as of December 31, 2021	49.9	$1	$2,174	$—	$(87)	$(2)	$2,086
Net income	—	—	—	—	357	—	357
Other comprehensive loss	—	—	—	—	—	(19)	(19)
Stock-based compensation	—	—	23	—	—	—	23
Repurchases of common stock	(0.2)	—	(12)	—	—	—	(12)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	(32)	—	(32)
Other	0.1	—	(4)	—	—	—	(4)
Balance as of September 30, 2022	49.8	$1	$2,181	$—	$238	$(21)	$2,399

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2021	Shares	Amount	Capital	Stock	Earnings	Loss	Equity
(Millions)
Balance as of December 31, 2020	117.1	$1	$3,427	$(6,734)	$4,832	$(5)	$1,521
Net income	—	—	—	—	783	—	783
Other comprehensive loss	—	—	—	—	—	(51)	(51)
Stock-based compensation	—	—	25	—	—	—	25
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	—	(31)	—	(31)
Retirement of treasury stock	(67.4)	—	(1,281)	6,734	(5,453)	—	—
Other	0.1	—	(1)	—	—	—	(1)
Balance as of September 30, 2021	49.8	$1	$2,170	$—	$131	$(56)	$2,246

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2022	2021
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$357	$783
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	902	180
Depreciation and amortization	80	97
Deferred income taxes	(137)	20
Non-cash stock compensation	24	25
Amortization of deferred financing costs	18	23
Amortization of deferred origination costs	64	54
Change in other operating assets and liabilities
Change in other assets	(25)	(89)
Change in other liabilities	11	115
Other	57	—
Net cash provided by operating activities	1,351	1,208

CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	(1,171)	88
Change in redemption settlement assets	—	(47)
Proceeds from sale of credit card loan portfolio	—	512
Purchase of credit card loan portfolios	(249)	(99)
Capital expenditures	(53)	(59)
Purchases of investment securities	(35)	(77)
Maturities of investment securities	25	61
Other	(5)	2
Net cash (used in) provided by investing activities	(1,488)	381

CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	218	38
Repayments/maturities of unsecured borrowings under debt agreements	(294)	(114)
Debt issued by consolidated variable interest entities	1,723	2,768
Repayments/maturities of debt issued by consolidated variable interest entities	(3,162)	(3,891)
Net increase in deposits	1,395	88
Payment of deferred financing costs	(10)	(13)
Dividends paid	(32)	(31)
Repurchases of common stock	(12)	—
Other	(4)	(2)
Net cash used in financing activities	(178)	(1,157)

Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	—	(4)

Change in cash, cash equivalents and restricted cash	(315)	428
Cash, cash equivalents and restricted cash at beginning of period	3,923	3,463
Cash, cash equivalents and restricted cash at end of period	$3,608	$3,891

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,583	$2,964
Restricted cash included within Other assets	25	655
Cash, cash equivalents and restricted cash included within Assets of discontinued operations	—	272
Total cash, cash equivalents and restricted cash	$3,608	$3,891

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

BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). For purposes of comparability, certain prior period amounts have been reclassified to conform to the current presentation, in particular, as a result of the spinoff of its LoyaltyOne segment and its classification as discontinued operations, the Company has adjusted the presentation of its Consolidated Financial Statements from its historical approach under SEC Regulation S-X Article 5, which is broadly applicable to all “commercial and industrial companies,” to Article 9, which is applicable to “bank holding companies.” While neither BFH nor any of its subsidiaries is considered a “bank” within the meaning of the Bank Holding Company Act, the changes from the historical presentation, to the bank holding company presentation, the most significant of which reflect a reclassification of Interest expense within Net interest income, are intended to reflect the Company’s operations going forward and better align the Company with its peers for comparability purposes.

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

2. CREDIT CARD AND OTHER LOANS

The Company’s payment and lending solutions result in the generation of credit card and other loans, which are recorded at the time a borrower enters into a point-of-sale transaction with a merchant. Credit card loans represent revolving amounts due and have a range of terms that include credit limits, interest rates and fees, which can be revised over time based on new information about the cardholder, in accordance with applicable regulations and the governing terms and conditions. Cardholders choosing to make a payment of less than the full balance due, instead of paying in full, are subject to finance charges and are required to make monthly payments based on pre-established amounts. Other loans, which are primarily installment loans offered to customers, have a range of fixed terms such as interest rates, fees and repayment periods, and borrowers are required to make pre-established monthly payments over the term of the loan in accordance with the applicable terms and conditions. Credit card and other loans are presented on the Consolidated Balance Sheets net of the Allowance for credit losses, and include principal and any related accrued interest and fees. The Company continues to accrue interest and fee income on all accounts, except in limited circumstances, until the related balance and all related interest and fees are paid or charged-off; an Allowance for credit losses is established for uncollectable interest and fees.

Primarily, the Company classifies its credit card and other loans as held for investment. The Company sells a majority of its credit card loans originated by Comenity Bank and by Comenity Capital Bank, which together are referred to herein as the “Banks”, to securitization master trusts, which are themselves consolidated VIEs, and therefore these loans are restricted for securitization investors. All new originations of credit card and other loans are determined to be held for investment at origination because the Company has the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, the Company considers the average life and homogenous nature of its credit card and other loans. In assessing whether its credit card and other loans continue to be held for investment, the Company also considers capital levels and scheduled maturities of funding instruments used. The assertion regarding the intent and ability to hold credit card and other loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of the Company’s direct-to-consumer deposits and other funding instruments; the demonstrated ability to replace maturing time-based deposits and other borrowings with new deposits or borrowings; and historic payment activity on its credit card and other loans. Due to the homogenous nature of the Company’s credit card loans, amounts are classified as held for investment on a brand partner portfolio basis. From time to time certain credit card loans are classified as held for sale, as determined on a brand partner basis. The Company carries these assets at the lower of aggregate cost or fair value, and continues to recognize finance charges on an accrual basis. Cash flows associated with credit card and other loans originated or purchased for investment are classified as Cash flows from investing activities, regardless of any subsequent change in intent and ability.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents the Company’s credit card and other loans, as of September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021
(Millions)
Credit card loans	$17,863	$17,217
Installment (other) loans	263	182
Total credit card and other loans (1)(2)	18,126	17,399
Less: Allowance for credit losses	(2,073)	(1,832)
Credit card and other loans, net	$16,053	$15,567
(1)	Includes $12.6 billion and $11.2 billion of credit card and other loans available to settle obligations of consolidated VIEs as of September 30, 2022 and December 31, 2021, respectively.
(2)	Includes $268 million and $224 million, of accrued interest and fees that have not yet been billed to cardholders as of September 30, 2022 and December 31, 2021, respectively.

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

The following table presents the delinquency trends on the Company’s credit card and other loans portfolio based on the amortized cost:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 days delinquent	61 to 90 days delinquent	91 or more days delinquent	Total delinquent	Current	Total
(Millions)
As of September 30, 2022	$411	$272	$609	$1,292	$16,537	$17,829

As of December 31, 2021	$262	$186	$401	$849	$16,284	$17,133
(1)	Installment loan delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the Company excludes unbilled finance charges from its amortized cost basis of credit card and other loans. As of September 30, 2022 and December 31, 2021, accrued interest and fees that have not yet been billed to cardholders were $268 million and $224 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time the Company may re-age cardholders’ accounts, which is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due; this practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. The Company’s re-aged accounts as a percentage of total credit card and other loans represented 1.4% for both the three months ended September 30, 2022 and 2021, and 1.5% and 1.9% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s re-aging practices comply with regulatory guidelines.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Net Principal Losses

The Company’s net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Installment loans, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, credit card and other loans, including unpaid interest and fees as applicable, are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case not later than 180 days past due for credit card loans and 120 days past due for installment loans. The Company records the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $145 million and $91 million for the three months ended September 30, 2022 and 2021, respectively, and $429 million and $335 million for the nine months ended September 30, 2022 and 2021, respectively.

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

TDRs are collectively evaluated for impairment on a pooled basis. In measuring the appropriate allowance for credit losses, these modified credit card loans are included in the general pool of credit card loans, with the allowance determined under a contingent loss model. The Company’s impaired credit card loans represented less than 2% of total credit card loans as of both September 30, 2022 and December 31, 2021. As of those same dates, the Company’s recorded investment in impaired credit card loans was $248 million and $281 million, respectively, with an associated

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

allowance for credit losses of $62 million and $81 million, respectively. The average recorded investment in impaired credit card loans was $248 million and $339 million for the three months ended September 30, 2022 and 2021, respectively and $259 million and $412 million for the nine months ended September 30, 2022 and 2021, respectively.

Interest income on these impaired credit card loans is accounted for in the same manner as non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not in modification programs. The Company recognized $4 million and $5 million for the three months ended September 30, 2022 and 2021, respectively, and $11 million and $21 million for the nine months ended September 30, 2022 and 2021, respectively, in interest income associated with credit card loans in modification programs, during the period that such loans were impaired.

The following table provides additional information regarding credit card loans modified as TDRs during the specified periods:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings – credit card loans	37,363	$52	$52	107,577	$154	$154

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		Pre-modification	Post-modification		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Restructurings	Balance	Balance	Restructurings	Balance	Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings – credit card loans	37,379	$55	$55	134,068	$200	$200

The following table provides additional information regarding credit card loans modified as TDRs that have subsequently defaulted within 12 months of their modification dates during the specified periods; the probability of default is factored into the allowance for credit losses:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings that subsequently defaulted	11,511	$16	51,201	$70

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Number of	Outstanding	Number of	Outstanding
	Restructurings	Balance	Restructurings	Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings that subsequently defaulted	19,888	$27	102,624	$136

Credit Quality

Credit Card Loans

As part of the Company’s credit risk management activities, the Company assesses overall credit quality by reviewing information related to the performance of a credit cardholder’s account, as well as information from credit bureaus relating to the cardholder’s broader credit performance. The Company utilizes VantageScore (Vantage) credit scores to assist in its assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. The Company categorizes these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

customer accounts for which a Vantage score is not available and the Company uses alternative sources to assess credit risk and predict behavior. The table below excludes 0.3% and 0.1% of the total credit card loans balance as of September 30, 2022 and December 31, 2021, respectively, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of the Company’s credit card loans by Vantage score as of September 30, 2022 and December 31, 2021:

	September 30,			December 31,
	2022			2021
	661 or	601 to	600 or	661 or	601 to	600 or
	Higher	660	Less	Higher	660	Less
Credit card loans	60%	27%	13%	62%	26%	12%

Installment Loans

The amortized cost basis of the Company’s installment loans totaled $263 million and $182 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, approximately 86% of these loans were originated with customers with Fair Isaac Corporation (FICO) scores of 660 or above, and correspondingly approximately 14% of these loans were originated with customers with FICO scores below 660. Similarly, as of December 31, 2021, approximately 84% and 16% of these loans were originated with customers with FICO scores of 660 or above, and below 660, respectively.

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

The Company manages its potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of its portfolios and applying consistent underwriting standards. The Company has the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $114.2 billion and $112.1 billion as of September 30, 2022 and December 31, 2021, respectively. While this amount represented the total available unused credit card lines, the Company has not experienced and does not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

In August 2021, the Company sold a credit card portfolio for cash consideration of approximately $512 million and recognized a gain of approximately $10 million on the transaction, which was recorded in Other non-interest income.

As of September 30, 2022 and December 31, 2021, there were no credit card loans held for sale and no portfolio sales were made during the nine months ended September 30, 2022.

Portfolio Acquisitions

In April 2022, the Company acquired a credit card portfolio for cash consideration of approximately $249 million, which primarily consisted of credit card loans, and also included intangible assets (primarily purchased credit card relationships) and rewards liabilities, and is subject to customary purchase price adjustments.

In October 2022, the Company acquired a credit card portfolio for cash consideration of approximately $1.6 billion, which primarily consisted of credit card loans, and also included intangible assets (primarily purchased credit card relationships) and reward liabilities, and is subject to customary purchase price adjustments.

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

Installment Loans

The Company measures its allowance for credit losses on installment loans using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of September 30, 2022 and December 31, 2021, the Allowance for credit losses on installment loans was $19 million and $14 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(Millions)
Beginning balance	$1,992	$1,635	$1,832	$2,008

Provision for credit losses (1)	304	161	902	180
Net principal losses (2)	(223)	(151)	(661)	(543)
Ending balance	$2,073	$1,645	$2,073	$1,645
(1)	Provision for credit losses includes a build/release for the allowance, as well as replenishment of Net principal losses.
(2)	Net principal losses are presented net of recoveries of $47 million and $36 million for the three months ended September 30, 2022 and 2021, respectively, and $126 million and $128 million for the nine months ended September 30, 2022 and 2021, respectively. Net principal losses for both the three and nine months ended September 30, 2022 include a $5 million adjustment related to the effects of the purchase of previously written-off accounts that were sold to a third-party debt collection agency; no such adjustment was made in the comparative periods.

For the three and nine months ended September 30, 2022, the factors that influenced the increase in the Allowance for credit losses are the current year periods economic scenario weightings in the Company’s credit reserve modeling, reflecting an increasing probability of a recession, more persistent inflation, and the increased cost of overall consumer debt.

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

The Company is required to maintain minimum interests in its Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three and nine months ended September 30, 2022 and 2021, no such triggering events occurred.

The following tables provide the total securitized credit card loans and related delinquencies, and net principal losses of securitized credit card loans for the periods specified:

	September 30,	December 31,
	2022	2021
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$12,570	$11,215
Of which: principal amount of credit card loans 91 days or more past due	$239	$159

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Millions)
Net principal losses of securitized credit card loans	$123	$91	$363	$347

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

Realized gains and losses are recognized upon disposition of the investment securities, using the specific identification method. The table below reflects unrealized gains and losses as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022				December 31, 2021
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
(Millions)
Available-for-sale securities	$175	$—	$(24)	$151	$173	$4	$(2)	$175
Equity securities	67	—	—	67	64	—	—	64
Total	$242	$—	$(24)	$218	$237	$4	$(2)	$239

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides information about the Company’s AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(Millions)
Available-for-sale securities	$105	$(13)	$46	$(11)	$151	$(24)
Total	$105	$(13)	$46	$(11)	$151	$(24)

	December 31, 2021
	Less than 12 months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(Millions)
Available-for-sale securities	$57	$(1)	$15	$(1)	$72	$(2)
Total	$57	$(1)	$15	$(1)	$72	$(2)

As of September 30, 2022, the amortized cost and estimated fair value of the Company’s AFS debt securities, which are mortgage-backed securities with no stated maturities, was $175 million and $151 million, respectively.

There were no realized gains or losses from the sale of any investment securities for the three and nine months ended September 30, 2022 and 2021.

6. DEPOSITS

As of September 30, 2022 and December 31, 2021, deposits were categorized as interest-bearing or non-interest-bearing as follows:

	September 30,	December 31,
	2022	2021
(Millions)
Interest-bearing	$12,407	$11,027
Non-interest-bearing (including cardholder credit balances)	37	—
Total deposits	$12,444	$11,027

Deposits by deposit type as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
(Millions)
Savings accounts
Direct-to-consumer (retail)	$2,901	$1,713
Wholesale	3,809	3,873
Certificates of deposit
Direct-to-consumer (retail)	2,275	1,467
Wholesale	3,422	3,974
Cardholder credit balances	37	—
Total deposits	$12,444	$11,027

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The scheduled maturities of certificates of deposit as of September 30, 2022 were as follows:

(Millions)
2022(1)	$255
2023	3,270
2024	1,268
2025	412
2026	196
Thereafter	296
Total certificates of deposit	5,697
(1)	The 2022 balance includes $8 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of September 30, 2022 and December 31, 2021, certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 or more, in the aggregate, were $711 million and $500 million, respectively.

7. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(Millions)
Payment protection products	$39	$35	$116	$103
Loss from equity method investment	(11)	—	(44)	—
Other	2	10	3	11
Total other non-interest income	$30	$45	$75	$114

The following table provides the components of Other non-interest expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(Millions)
Professional services and regulatory fees	$33	$40	$102	$105
Occupancy expense	5	6	17	21
Other(1)	16	24	48	55
Total other non-interest expenses	$54	$70	$167	$181

(1)	Primarily related to costs associated with various other individually insignificant operating activities.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels quarterly. For the three and nine months ended September 30, 2022 and 2021, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

The following table summarizes the carrying values and fair values of the Company’s financial assets and financial liabilities:

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Millions)
Financial assets
Credit card and other loans, net	$16,053	$18,279	$15,567	$17,989
Investment securities	218	218	239	239
Financial liabilities
Deposits	12,444	12,351	11,027	11,135
Debt issued by consolidated VIEs	4,015	4,015	5,453	5,467
Long-term and other debt	1,916	1,770	1,986	2,053

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

The following tables summarize the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$218	$43	$175	$—
Total assets measured at fair value	$218	$43	$175	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$239	$48	$191	$—
Total assets measured at fair value	$239	$48	$191	$—

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables summarize the Company’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2022 and December 31, 2021 respectively. The fair values of these financial instruments are estimates as of September 30, 2022 and December 31, 2021, and require management’s judgment; therefore, these figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating all of the amounts presented.

	September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,279	$—	$—	$18,279
Total	$18,279	$—	$—	$18,279

Financial liabilities
Deposits	$12,351	$—	$12,351	$—
Debt issued by consolidated VIEs	4,015	—	4,015	—
Long-term and other debt	1,770	—	1,770	—
Total	$18,136	$—	$18,136	$—

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$17,989	$—	$—	$17,989
Total	$17,989	$—	$—	$17,989

Financial liabilities
Deposits	$11,135	$—	$11,135	$—
Debt issued by consolidated VIEs	5,467	—	5,467	—
Long-term and other debt	2,053	—	2,053	—
Total	$18,655	$—	$18,655	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property and equipment, right-of-use assets, deferred contract assets, goodwill, and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. The Company recognized a write-down of its equity method investment in Loyalty Ventures Inc. (LVI) of $11 million and $44 million during the three and nine months ended September 30, 2022, respectively. The fair value and carrying amount of its investment was $6 million as of September 30, 2022. The Company did not have any impairments for the three and nine months ended September 30, 2021.

9. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

Comenity Bank is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation (FDIC). The Company’s industrial bank, Comenity Capital Bank, is regulated, supervised and examined by the State of Utah and the FDIC.

The Consumer Financial Protection Bureau (CFPB) promulgates regulations for the federal consumer financial protection laws. Banks in a multi-bank organization, such Comenity Bank and Comenity Capital Bank, are subject to supervision and examination by the CFPB with respect to the federal consumer financial protection laws if at least one bank reports total assets over $10 billion for four consecutive quarters. While neither of the Banks was subject to regular examinations by the CFPB during the quarter ended September 30, 3022, Comenity Capital Bank’s total assets have now exceeded $10 billion for four consecutive quarters, ending with this most recent quarter. Accordingly, effective October 1, 2022, both Banks became subject to supervision and examination by the CFPB with respect to federal consumer protection laws.

Quantitative measures established by regulations to ensure capital adequacy require Comenity Bank and Comenity Capital Bank to maintain minimum amounts and ratios of Tier 1 capital to average assets, Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on Comenity Bank’s and/or Comenity Capital Bank’s operating activities, as well as those of the Company. Based on these regulations, as of September 30, 2022, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, as of September 30, 2022, are as follows:

			Minimum Ratio to be
		Minimum Ratio for	Well Capitalized under
	Actual	Capital Adequacy	Prompt Corrective
	Ratio	Purposes	Action Provisions
Comenity Bank
Common Equity Tier 1 capital ratio (1)	25.6%	4.5%	6.5%
Tier 1 capital ratio (2)	25.6	6.0	8.0
Total Risk-based capital ratio (3)	26.9	8.0	10.0
Tier 1 Leverage capital ratio (4)	20.4	4.0	5.0

Comenity Capital Bank
Common Equity Tier 1 capital ratio (1)	18.4%	4.5%	6.5%
Tier 1 capital ratio (2)	18.4	6.0	8.0
Total Risk-based capital ratio (3)	19.7	8.0	10.0
Tier 1 Leverage capital ratio (4)	16.1	4.0	5.0

Combined Banks
Common Equity Tier 1 capital ratio (1)	21.4%	4.5%	6.5%
Tier 1 capital ratio (2)	21.4	6.0	8.0
Total Risk-based capital ratio (3)	22.8	8.0	10.0
Tier 1 Leverage capital ratio (4)	18.0	4.0	5.0
(1)	The Common Equity Tier 1 capital ratio represents common equity tier 1 capital divided by total risk-weighted assets.
(2)	The Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets.
(3)	The Total Risk-based capital ratio represents total capital divided by total risk-weighted assets.
(4)	The Tier 1 Leverage capital ratio represents tier 1 capital divided by total average assets, after certain adjustments.

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

10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

		Net Unrealized	Net Unrealized	Foreign	Accumulated
	Net Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Losses on	on Cash	on Net	Translation	Comprehensive
Three Months Ended September 30, 2022	AFS Securities	Flow Hedges	Investment Hedge	Adjustments	Loss
(Millions)
Balance as of June 30, 2022	$(11)	$—	$—	$(3)	$(14)
Changes in other comprehensive loss	(7)	—	—	—	(7)
Balance as of September 30, 2022	$(18)	$—	$—	$(3)	$(21)

				Foreign	Accumulated
	Net Unrealized	Net Unrealized	Net Unrealized	Currency	Other
	Gains (Losses)	Gains on Cash	Losses on Net	Translation	Comprehensive
Three Months Ended September 30, 2021	on AFS Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss
(Millions)
Balance as of June 30, 2021	$14	$—	$(7)	$(40)	$(33)
Changes in other comprehensive (loss) income	(4)	1	—	(20)	(23)
Balance as of September 30, 2021	$10	$1	$(7)	$(60)	$(56)

		Net Unrealized	Net Unrealized	Foreign	Accumulated
	Net Unrealized	Gains (Losses)	Gains (Losses)	Currency	Other
	Gains (Losses)	on Cash	on Net	Translation	Comprehensive
Nine Months Ended September 30, 2022	on AFS Securities	Flow Hedges	Investment Hedge	Adjustments	Loss
(Millions)
Balance as of December 31, 2021	$1	$—	$—	$(3)	$(2)
Changes in other comprehensive loss	(19)	—	—	—	(19)
Balance as of September 30, 2022	$(18)	$—	$—	$(3)	$(21)

		Net Unrealized		Foreign	Accumulated
	Net Unrealized	(Losses) Gains	Net Unrealized	Currency	Other
	Gains (Losses)	on Cash	Losses on Net	Translation	Comprehensive
Nine Months Ended September 30, 2021	on AFS Securities	Flow Hedges	Investment Hedge	Adjustments (1)	Loss
(Millions)
Balance as of December 31, 2020	$23	$(1)	$(7)	$(20)	$(5)
Changes in other comprehensive (loss) income	(13)	2	—	(40)	(51)
Balance as of September 30, 2021	$10	$1	$(7)	$(60)	$(56)
(1)	Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates from the Company’s LoyaltyOne segment, which was spun off in November 2021.

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On February 28, 2022, the Company’s Board of Directors approved a stock repurchase program to acquire up to 200,000 shares of the Company’s outstanding common stock in the open market during the one-year period ending on February 28, 2023. As of September 30, 2022, the Company repurchased all 200,000 shares of its common stock available under

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

this program for an aggregate of $12 million. Following their repurchase, these 200,000 shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

During the nine months ended September 30, 2021, the Company did not repurchase any shares of its common stock.

Stock Compensation Expense

During the nine months ended September 30, 2022, the Company awarded 664,655 service-based restricted stock units with a weighted average grant date fair value per share of $66.76 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by the Company on each such vesting date.

During the nine months ended September 30, 2022, the Company awarded 82,513 performance-based restricted stock units with pre-defined vesting criteria that permit a range from 0% to 150% to be earned. The fair market value of these awards is $72.42. If the performance targets are met, the restrictions will lapse (i.e., the awards will vest) with respect to the entire award on February 17, 2025, provided that the participant is employed by the Company on the vesting date.

For the three months ended September 30, 2022 and 2021, the Company recognized $8 million and $7 million in stock-based compensation expense, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized $24 million and $20 million in stock-based compensation expense, respectively.

Dividends

During the three and nine months ended September 30, 2022, the Company paid $10 million and $32 million, respectively, in dividends to its shareholders of common stock. On October 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share on its common stock, payable on December 16, 2022, to stockholders of record at the close of business on November 14, 2022.

12. INCOME TAXES

The effective tax rate was 28.9% and 20.7% for the three months ended September 30, 2022 and 2021, respectively, and 29.5% and 24.8% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three month period primarily related to increases in nondeductible items over those in the prior year period and greater discrete tax benefits recorded in the prior year period. Increases in nondeductible items over those in the prior year period, and greater discrete tax benefits recorded in the prior year, as well as a decrease in Income from continuing operations before income taxes, drove the increase in the effective tax rate for the nine month period.

On August 16, 2022, the Inflation Reduction Act (the Act) was signed into law in the United States of America. The Company is evaluating the Act and does not anticipate a significant impact on its financial position, results of operations or cash flows, nor does it expect significant changes to accounting policies, business processes or internal controls as a result of the Act.

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

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Millions, except per share amounts)
Numerator
Income from continuing operations	$134	$206	$358	$737
Income (loss) from discontinued operations, net of income taxes	—	18	(1)	46
Net income	$134	$224	$357	$783

Denominator
Basic: Weighted average common stock	49.8	49.8	49.9	49.7
Weighted average effect of dilutive securities
Add: net effect of dilutive unvested restricted stock awards (1)	0.1	0.2	0.1	0.3
Diluted	49.9	50.0	50.0	50.0

Basic EPS
Income from continuing operations	$2.69	$4.14	$7.17	$14.81
Income (loss) from discontinued operations	$—	$0.36	$(0.01)	$0.94
Net income per share	$2.69	$4.50	$7.16	$15.75

Diluted EPS
Income from continuing operations	$2.69	$4.11	$7.16	$14.74
Income (loss) from discontinued operations	$—	$0.36	$(0.01)	$0.94
Net income per share	$2.69	$4.47	$7.15	$15.68
(1)	For the three and nine months ended September 30, 2022 and 2021, an insignificant amount of restricted stock awards were excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

14. DISCONTINUED OPERATIONS

LoyaltyOne

On November 5, 2021, the separation of LVI from the Company was completed after market close (the Separation). The Separation, which has been classified as discontinued operations, was achieved through the Company’s distribution of 81% of the shares of LVI common stock to holders of the Company’s common stock as of the close of business on the record date of October 27, 2021. The Company’s stockholders of record received one share of LVI common stock for every two and a half shares of the Company’s common stock. Following this distribution, LVI became an independent, publicly-traded company, in which the Company has retained a 19% ownership interest.

The Company accounts for its 19% ownership interest in LVI following the equity method of accounting. As of September 30, 2022, the carrying amount of the Company’s ownership interest in LVI, which investment totaled was $6 million, and is included in Other assets in the Consolidated Balance Sheet.

BREAD FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the results of operations of the Company’s former LoyaltyOne segment, direct costs identifiable to the LoyaltyOne segment, and the allocation of interest expense on corporate debt, for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
(Millions)
Total interest income	$—	$—
Total interest expense (1)	3	10
Net interest income	(3)	(10)
Total non-interest income	169	497
Total non-interest expenses	134	410
Income before provision from income taxes	32	77
Provision for income taxes	14	30
Income from discontinued operations, net of income taxes	$18	$47
(1)	The Company’s Credit Agreement, as amended, required a $725 million prepayment of term loans in conjunction with the LoyaltyOne spinoff. As a result, the interest expense reflected above is the allocation to discontinued operations of interest on the basis of this $725 million mandatory prepayment.

The following table summarizes the depreciation and amortization, and capital expenditures of the Company’s former LoyaltyOne segment for the three and nine months ended September 30, 2021:

(Millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Depreciation and amortization	$9	$28
Capital expenditures	$4	$13

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

We completed the transition of our credit card processing services to strategic outsourcing partners. The transition was completed in the ordinary course of business to further our technology modernization and business transformation efforts. Where applicable, modifications were made to the design of the control environment associated with the transition of our credit card processing services.

Except for this transition (discussed above), there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.

For a description of legal proceedings applicable to our business, see Indemnification and Legal Proceedings in Note 9, “Commitments and Contingencies”, of the Notes to unaudited Condensed Consolidated Financial Statements.

Item 1A.     Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2021 or our Quarterly Reports on Form 10-Q for the quarter-ended March 31, 2022 and June 30, 2022. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2022:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs
				(Millions)
July 1-31	5,704	$39.26	—	$—
Aug 1-31	3,997	40.41	—	—
Sep 1-30	6,388	34.59	—	—
Total	16,089	$37.69	—	$—
(1)	During the periods presented, 16,089 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the Plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)	None
(b)	None

Item 6.Exhibits.

a)	Exhibits:

EXHIBIT INDEX

HIDDEN_ROW
			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	First Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of July 29, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	8/4/22

10.2	(b) (c) (d)	Second Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of August 31, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	9/7/22

10.3	(b) (c) (d)	Third Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of October 7, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	10/12/22

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)

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

The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed

HIDDEN_ROW
Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

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

DATE: November 4, 2022

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: November 4, 2022

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer