Form 10-K
period 2022-12-31
BREAD FINANCIAL HOLDINGS, INC.
filed 2023-02-28
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-15749
__________________________________________________
BREAD FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1429215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3095 Loyalty Circle	43219
Columbus, Ohio	(Zip Code)
(Address of principal executive offices)
(614) 729-4000
(Registrant’s telephone number, including area code)
__________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	BFH	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
__________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.8 billion, based upon the closing sale price $37.06 as reported on the New York Stock Exchange.
As of February 22, 2023, 50,115,421 shares of common stock of the registrant were outstanding.
Documents Incorporated By Reference
Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2023 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.

BREAD FINANCIAL HOLDINGS, INC.

This report includes trademarks, such as Bread®, Bread Cashback™, Bread Pay™ and Bread Savings™, which are protected under applicable intellectual property laws and are the property of Bread Financial Holdings, Inc. or its subsidiaries. This report also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

Effective March 23, 2022, we changed our corporate name to Bread Financial Holdings, Inc. from Alliance Data Systems Corporation, and on April 4, 2022, we changed our ticker to “BFH” from “ADS” on the New York Stock Exchange (NYSE). Neither the name change nor the NYSE ticker change affected our legal entity structure, nor did either change have an impact on our consolidated financial statements. On November 5, 2021, our former LoyaltyOne segment was spun off into an independent public company Loyalty Ventures Inc. (traded on The Nasdaq Stock Market LLC under the ticker “LYLT”) and therefore is reflected herein as Discontinued Operations.

Throughout this report, unless stated or the context implies otherwise, the terms “Bread Financial”, the “Company”, “we”, “our” or “us” refer to Bread Financial Holdings, Inc. and its subsidiaries on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only standalone basis. In addition, in this report, we may refer to the retailers and other companies with whom we do business as our “partners”, “brand partners”, or “clients”, provided that the use of the term “partner”, “partnering” or any similar term does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Bread Financial’s relationship with any third parties. We offer our credit products primarily through our insured depository institution subsidiaries, Comenity Bank and Comenity Capital Bank, which together are referred to herein as the “Banks”. Bread Financial is also used in this report to include references to transactions and arrangements occurring prior to the name change.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “project”, “plan”, “likely”, “may”, “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding, and the guidance we give with respect to, our anticipated operating or financial results, future financial performance and outlook, future dividend declarations and future economic conditions.

We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Accordingly, our actual results could differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. Factors that could cause the outcomes to differ materially include, but are not limited to, the following:
•macroeconomic conditions, including market conditions, inflation, rising interest rates, unemployment levels and the increased probability of a recession or prolonged economic slowdown, and the related impact on consumer spending behavior, payments, debt levels, savings rates and other behavior;
•global political, market, public health and social events or conditions, including the ongoing war in Ukraine and the continuing effects of the COVID-19 pandemic;
•future credit performance of our customers, including the level of future delinquency and write-off rates;
•loss of, or reduction in demand for services from, significant brand partners or customers in the highly competitive markets in which we compete;
•the concentration of our business in U.S. consumer credit;
•increases or volatility in the Allowance for credit losses that may result from the application of the current expected credit loss (CECL) model;
•inaccuracies in the models and estimates on which we rely, including the amount of our Allowance for credit losses and our credit risk management models;
•increases in fraudulent activity;
•failure to identify, complete or successfully integrate or disaggregate business acquisitions, divestitures and other strategic initiatives, including failure to realize the intended benefits of the spinoff of our former LoyaltyOne segment;
•the extent to which our results are dependent upon our brand partners, including our brand partners’ financial performance and reputation, as well as the effective promotion and support of our products by brand partners;
•continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
•increases in the cost of doing business, including market interest rates;
•our level of indebtedness and inability to access financial or capital markets, including asset-backed securitization funding or deposits markets;
•restrictions that limit our Banks’ ability to pay dividends to us;
•pending and future litigation;
•pending and future legislation, regulation, supervisory guidance and regulatory and legal actions including, but not limited to, those related to financial regulatory reform and consumer financial services practices, as well as any such actions with respect to late fees, interchange fees or other charges;
•increases in regulatory capital requirements or other support for our Banks;
•impacts arising from or relating to the transition of our credit card processing services to third party service providers that we completed in 2022;
•failures or breaches in our operational or security systems, including as a result of cyberattacks, unanticipated impacts from technology modernization projects or otherwise;
•loss of consumer information due to compromised physical or cyber security;
•any tax liability, disputes or other adverse impacts arising out of the spinoff of our former LoyaltyOne segment; and
•those factors discussed in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.

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

PART I
Item 1.    Business.

We are a tech-forward financial services company that provides simple, personalized payment, lending and saving solutions. We create opportunities for our customers and partners through digitally enabled choices that offer ease, empowerment, financial flexibility and exceptional customer experiences. Driven by a digital-first approach, data insights and white-label technology, we deliver growth for our partners through a comprehensive product suite, including private label and co-brand credit cards and buy now, pay later products such as installment loans and our “split-pay” offerings. We also offer direct-to-consumer solutions that give customers more access, choice and freedom through our branded Bread CashbackTM American Express® Credit Card and Bread SavingsTM products.

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Michaels, the NFL, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is also well diversified across a broad range of industries, including specialty apparel, sporting goods, health and beauty, jewelry, home goods and travel and entertainment. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, offers us a significant competitive advantage with products relevant across customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings have enabled us to establish and maintain long-standing partner relationships.

On November 5, 2021, we completed the spinoff of our former LoyaltyOne® segment, consisting of the Canadian AIR MILES® Reward Program and Netherlands-based BrandLoyalty businesses, into an independent, publicly traded company, Loyalty Ventures Inc. (LVI), which is listed on Nasdaq under the symbol “LYLT”. The spinoff was completed through the pro rata distribution of 81% of the outstanding shares of LVI common stock to holders of our common stock at the close of business on the record date of October 27, 2021, with Bread Financial Holdings, Inc. retaining the remaining 19% of the outstanding shares of LVI common stock. Our stockholders of record received one share of LVI common stock for every two and one-half shares of Bread Financial Holdings, Inc. common stock held on the record date.

Unless otherwise noted, all discussion below, including amounts and percentages for all periods, reflect the results of operations and financial condition of Bread Financial Holdings, Inc.’s continuing operations. As such, the LoyaltyOne segment, which was classified as discontinued operations as of November 5, 2021, has been excluded from all presentations below, unless otherwise noted. Prior to the spinoff of the LoyaltyOne segment, we had two reportable operating segments (Card Services and LoyaltyOne). We now operate as a single segment that includes all of our continuing operations.

Business Strategy & Transformation

Beginning in 2018, our Board of Directors undertook a series of strategic initiatives based on an evaluation of the portfolio of businesses that constituted our company at that time. Subsequently, we completed the sale of our former Epsilon business in July 2019, the sale of our Precima® business in January 2020, and the spinoff of our LoyaltyOne segment in November 2021. Through these transactions and other initiatives, we have simplified our business model as a leading tech-forward financial services company providing payment, lending and saving solutions, while also reducing debt and improving leverage and capital ratios. As we have transformed the business, we have made strategic investments in assets with the highest growth potential, focused on expanding our product suite and direct-to-consumer offerings, diversifying our customer base, developing key strategic relationships, enhancing our core technology, and digital capabilities, and increasing our emphasis on environmental, social and governance (ESG) initiatives. Below is a timeline of key milestones in our business transformation since 2020:

We continue to make strategic investments in technology, people, data management tools and digital capabilities to further improve our competitive position and drive future growth. These investments further our objective to grow sales through the origination of credit card and other loans, making it easier for consumers to finance purchases and make payments wherever they occur— online, in store and in-app. By offering consumer choice, we provide relevant products across consumer segments, including Gen Z and Millennials who we believe are more likely to be drawn to cash flow management products such as installment lending and split-pay, while Gen X and Baby Boomers generally gravitate towards rewards and the convenience of a private label or co-brand card. With our broad suite of products, including private label and co-brand credit cards, installment lending and split-pay, together with digital, analytical and servicing capabilities to support those products, we drive incremental sales for our partners’ businesses. We also intend to continue rebalancing our portfolio, prioritizing and investing in profitable, strong performing partners, targeting core and new industries, and becoming a more cost-efficient provider of financial products and services. In addition, we continue to expand our direct-to-consumer lending and payment products for new and existing customers, including our proprietary credit cards (Bread CashbackTM) for growth and value retention. As reflected below, during 2022 we continued to diversify both our product offerings and the industries in which our partners operate, which we believe will allow us to balance growth and expand the addressable market:

Our Primary Product Offerings

Our primary product offerings consist of our: (i) private label and co-brand credit card programs with retailers and other brand partners; (ii) Bread CashbackTM products; (iii) Bread PayTM products; and (iv) Bread SavingsTM products. These product offerings are not exclusive, and, where appropriate, we seek to introduce partners and customers to our other product offerings.

Private Label and Co-Brand Credit Card Lending

Our core business, historically, has been to assist many of the country’s best-known brands and retailers in driving sales and loyalty through their private label and co-brand credit card programs. In these programs, we (through our Banks) are the credit card issuer and lender to our partner’s customers, and we also service the loans and provide a variety of other related services, which are described in more detail below. Our partner base, with approximately 100 brands and numerous online merchants, consists of many large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Michaels, the NFL, Signet, Ulta and Victoria’s Secret. Our partners benefit from customer insights and analytics, with each of our credit card branded programs tailored to our partner’s brand and their unique customers.

Specifically, private label credit cards are partner-branded credit cards that are used exclusively for the purchase of goods and services from that particular partner. Credit under a private label credit card typically is extended either on standard terms only, which means accounts are assessed periodic interest charges using an agreed non-promotional fixed and/or variable interest rate, or pursuant to a promotional financing offer, involving deferred interest, reduced interest or no interest during a set promotional period (typically between six and 60 months). We receive a merchant discount from our partners to compensate us for all or part of the foregone interest income associated with promotional financing. The terms of these promotions vary by partner, but generally the longer the deferred interest, reduced interest or interest-free period, the greater the partner’s merchant discount. Some offers permit customers to pay for a purchase in equal monthly payments with no interest or at a reduced interest rate, rather than deferring or delaying interest charges. We typically do not charge interchange or other fees to our partners when a customer uses a private label credit card to purchase our partners’ goods and services through our payment system. Our private label credit card loan balances are typically smaller (with an average customer balance of approximately $400); although, we offer “big ticket” financing with certain private label brand partners, which often involves larger amounts. Relative to our co-brand loan portfolio, our private label loan portfolio generally has higher revenue yields, and customers with lower credit lines and lower credit scores.

Our co-brand credit cards are general purpose credit cards that can be used to purchase goods and services from the applicable partner, as well as other retailers wherever cards from those card networks are accepted. We currently issue co-brand credit cards for use on the MasterCard and Visa networks. Credit extended under our co-branded credit cards typically is extended on standard terms only. Charges made using a co-branded credit card, particularly charges made outside of that co-brand partner, generate interchange income for us. Relative to our private label loan portfolio, our co-brand loan portfolio generally has lower revenue yields, and customers with higher credit lines and higher credit scores (with the majority of our co-brand customers having a Vantage score in excess of 660).

As a general matter, the financial terms and conditions governing our private label and co-brand credit card products vary by program and product type and change over time, although we seek to standardize the non-financial provisions consistently across all products. The terms and conditions of all of our credit card products are governed by a cardholder agreement and applicable laws and regulations. We assign each card account a credit limit when the account is initially opened. Thereafter, we may increase or decrease individual credit limits from time to time, at our sole discretion, based primarily on our evaluation of the customer’s creditworthiness and ability to pay. For the vast majority of accounts, periodic interest charges are calculated using the daily balance method, which results in daily compounding of periodic interest charges. Cash advances are not subject to a grace period, and some credit card programs do not provide a grace period for promotional purchases. In addition to periodic interest charges, we may impose other charges and fees on credit card accounts, including, as applicable and provided in the cardholder agreement, late fees where a customer has not paid at least the minimum payment due by the required due date. Typically, each customer with an outstanding amount due on his or her credit card account must make a minimum payment each month. A customer may pay the total amount due at any time without penalty. We also may enter into arrangements with delinquent customers to extend or otherwise change payment schedules and to waive interest charges and/or fees. To help further the ease with which customers can make payments, we offer automatic payment functionality on all cardholder accounts.

Bread CashbackTM

In April 2022, we launched our branded Bread CashbackTM American Express® Credit Card, which is a direct-to-consumer, general purpose cashback credit card. This open-network card is an important new product for us to capture incremental spend and build and retain customer relationships. We anticipate the Bread CashbackTM American Express® Credit Card will increase our total addressable market, including the Millennial and Gen Z populations. The Bread CashbackTM American Express® Credit Card offers unlimited 2% cashback, no annual fee, no foreign transaction fees, premium protection benefits, American Express® lifestyle benefits and instant mobile acquisition and wallet provisioning. Prior to launching our new Bread CashbackTM American Express® Credit Card, since 2020 we have offered our Comenity-branded general purpose cash-back credit card.

Bread PayTM

Bread PayTM is our pay-over-time payment technology solution, which includes both our installment loan and “split-pay” offerings, as described in more detail below. Through Bread PayTM, we offer an omnichannel solution for over 700 SMB retailers and merchants, and platform capabilities to bank partners. The Bread PayTM offerings and on-boarding capabilities enhance the growth prospects of our industries and increase the addressable market of SMBs. Bread PayTM also offers our existing private label and co-brand credit card partners a broader digital product suite and additional white-label product solutions for those customers preferring a “closed-end” payment option (i.e. a non-revolving loan with fixed repayment terms). As part of our Bread PayTM products, we offer a flexible platform and robust suite of application programming interfaces (APIs) that allow merchants and partners to seamlessly integrate online point-of-sale financing and other digital payment products. As Bread PayTM has grown, it has expanded our ability to leverage our digital offerings to build both strategic technology platform partnerships and more traditional brand partnership sales and loans.

Our Bread PayTM installment loans are closed-end credit accounts where the customer pays down the outstanding balance in monthly installments, typically over a 3 to 48 month period. The terms of our installment loans are governed by customer agreements and applicable laws and regulations. Installment loans are generally assessed interest charges using fixed interest rates. We do not currently impose other charges or fees on loan accounts, such as late fees where a customer has not made the required payment by the required due date or returned payment fees.

Our “split-pay” loans are short-term, interest-free financing, to be repaid by the customer in four equal installments, with the first payment due at the time of purchase and the remaining three payments due in subsequent two-week intervals. The terms of our split-pay loans are governed by customer agreements and applicable laws and regulations. We do not currently impose charges or fees on these split-pay loan accounts, such as late fees where a customer has not made the required payment by the required due date or returned payment fees.

We have also been working to grow revenue generated through various Bread PayTM strategic partnerships. For example, since 2021 we have licensed our payments technology platform on a white-label basis to RBC (NYSE:RY), a premier global financial services provider. RBC uses our platform to operate its PayPlan by RBC solution, which allows Canadian customers to pay for big-ticket items over time. We do not originate the loans made through PayPlan, but instead earn transaction and servicing fees. We are also working to expand our partnership with Sezzle (ASX:SZL), which we announced in October 2021. We offer our installment or other loan products through Sezzle’s merchant network.

Bread SavingsTM

Bread SavingsTM refers to our direct-to-consumer, or retail, deposit products, primarily in the form of certificates of deposit and savings accounts. Our Bread SavingsTM products support loan growth and improve our funding mix, making us less reliant on our securitization programs and other sources of wholesale funding. In recent years, retail deposits have become an increasingly important source of funds for us, growing 72% from $3.2 billion as of December 31, 2021 to $5.5 billion as of December 31, 2022. As of December 31, 2022, retail deposits represented 26% of our total funding sources.

Our online Bread SavingsTM platform is scalable allowing us to expand without having to rely on a traditional “brick and mortar” branch network. We continue to focus on growing our Bread SavingsTM operations and believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking. We seek to differentiate our deposit product offerings from our competitors on the basis of rates we pay on deposits, the quality of our customer service and the competitiveness of our digital banking capabilities.

Services Supporting our Primary Product Offerings

Our primary product offerings, as described above, are supported and enhanced by numerous services and capabilities that we provide, including: (i) risk management, account origination and funding services; (ii) loan processing and servicing; (iii) marketing and data and analytics; and (iv) our Enhanced Digital Suite.

Risk Management, Account Origination and Funding Services. We provide risk management solutions, account origination and funding services for our private label and co-brand credit card programs, as well as our Bread PayTM partnerships.

We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make responsible risk-based underwriting and origination decisions when approving new accounts and establishing credit limits. Credit quality is monitored on a regular and consistent basis, utilizing internal algorithms and external credit bureau risk scores. This information helps us segment new and existing customers into narrower risk ranges, allowing us to better evaluate individual credit risk. As macroeconomic conditions have weakened over the last year, we have continued to enhance our credit risk management, including through stronger underwriting resulting from enhanced technology, monitoring, and data, prudent and proactive line management, well-established risk appetite metrics, and we are proactively using our recession readiness playbook. As of December 31, 2022 we had $20.1 billion in principal loans from approximately 43 million active accounts, with an average balance for the year ended December 31, 2022 of approximately $870 for accounts with outstanding balances.

Loan Processing and Servicing. We manage and service the loans we originate for our private label and co-brand credit card programs, as well as our Bread CashbackTM and Bread PayTM products. In 2022, we completed the transition of our credit card processing services to Fiserv, a leading global provider of outsourced payments and financial services technology solutions; with the transition we expect to improve our speed to market, including the ability to quickly and seamlessly add new products and capabilities that benefit our partners and cardholders. This transition enables efficient integration of digital technology, while supporting our data and analytics capabilities and improving operational efficiencies.

Our customer care operations are influenced by our retail heritage and we view every customer touch point as an opportunity to provide an exceptional experience. Our customer care operations offer omnichannel servicing, including phone, mail, fax, email, text and web. We provide focused training programs in all areas to achieve the highest possible customer service standards and monitor our performance by conducting surveys with our partners and our customers. In 2022, for the seventeenth time since 2003, we were certified as a Center of Excellence for the quality of our operations, the most prestigious ranking attainable, by BenchmarkPortal. Founded by Purdue University in 1995, BenchmarkPortal is a global leader of best practices for customer care centers. We blend domestic and off-shore locations as an important part of our servicing strategy, to maintain service availability beyond normal work hours in the United States and to optimize our cost structure.

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

Enhanced Digital Suite. Through our Enhanced Digital Suite, a group of marketing and credit application features, we help our brand partners capitalize on online trends by bringing through more qualified applicants, a higher credit sales conversion rate and a higher average purchase value. Enhanced Digital Suite includes a unified software development kit (SDK) that provides access to our broad suite of products; it also promotes credit payment options, relevant to the customer, earlier in the shopping experience. The credit application is simple and easy, offers prefilled fields and pre-screens customers in real-time, allowing for immediate credit approval without leaving the brand partner’s site.

For additional information relating to our business, business strategy and products and services, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Year in Review – Business Environment”.

Technology/Systems

We leverage information and technology to help achieve our business objectives and to develop and deliver products and services that satisfy our brand partners and customers’ needs. A key part of our strategic focus is the development and use of efficient, flexible computer and operational systems, such as cloud technology, to support complex marketing and account management strategies, the servicing of our customers, and the development of new and diversified products. We believe the continued development and integration of these systems is an important part of our efforts to reduce costs, improve quality and security, and provide faster, more flexible technology services. Consequently, we continuously review capabilities and develop or acquire systems, processes and competencies to meet our unique business requirements.

As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third-party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. We continue to rely on third-party outsourcers to help us deliver systems and operational infrastructure; these relationships include (but are not limited to): Microsoft and Amazon Web Services, Inc. for our cloud infrastructure and Fiserv for credit card processing services.

We are committed to safeguarding our customers’ and our own information and technology, implementing backup and recovery systems, and generally require the same of our third-party service providers. We take measures that mitigate against known attacks and use internal and external resources to scan for vulnerabilities in platforms, systems, and applications necessary for delivering our products and services. For a discussion of the risks associated with our use of technology systems, see “Part I—Item 1A. Risk Factors” under the heading “Cybersecurity, Technology and Vendor Risks”.

Disaster and Contingency Planning

We operate, either internally or through third-party service providers, multiple data processing centers to store and otherwise process our customer transaction data. Given the significant amount of data that we or our third-party service providers manage, much of which is real-time data to support our partners’ commerce initiatives, we have established redundant capabilities for our data centers. We have a number of safeguards in place that are designed to protect us from data-related risks and in the event of a disaster, to restore our data centers’ systems. For additional information, see “Item 1A. Risk Factors – Risk Management – Operational Risk”.

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

Competition

The markets for our products and services are highly competitive, continuously changing, highly innovative, and subject to regulatory scrutiny and oversight. We compete with a wide range of businesses, including major financial institutions and financial technology firms, or fintechs. Some of our current and potential competitors may be larger than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and market share than we do, or offer products and services that we do not offer. Other competitors are smaller or younger companies that may be more agile in responding quickly to regulatory and technological changes. Many of the areas in which we compete evolve rapidly with innovative and disruptive technologies, emerging competitors, business alliances, shifting consumer habits and user needs, price sensitivity on the part of merchants and consumers, and frequent introductions of new products and services. The consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace.

In competing to acquire and retain the business of brand partners and customers, our primary competition is with other financial institutions whose marketing focus has been on developing credit card programs with attractive value propositions and consequentially large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. We also compete for partners on the basis of a number of factors, including program financial and other terms, underwriting standards and capabilities, marketing expertise, service levels, the breadth of our product and service offerings, digital, technological and integration capabilities, brand recognition and reputation. Our focus is on retailers and other brand partners that understand the competitive advantage of developing loyal customers. As a result, we focus on analyzing transaction data we obtain through partner loyalty programs and managing our lending programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement successful marketing strategies for our partners.

As a form of payment, our customers have numerous consumer credit and other payment options available to them, and our products compete with cash, checks, electronic bank transfers, debit cards, general purpose credit cards (including Visa, MasterCard, American Express and Discover Card), various forms of consumer installment loans and split-pay products, other private label card brands, prepaid cards, digital wallets and mobile payment solutions, and other tools that simplify and personalize shopping experiences for consumers and merchants. Among other factors, our products compete with these other forms of payment on the basis of interest rates and fees, credit limits, reward programs and other product features. As the payments industry continues to evolve, in the future we expect increasing competition with emerging payment technologies from financial technology firms and payment networks. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which could place us at a competitive disadvantage.

In our retail deposits business, we have acquisition and servicing capabilities similar to other direct-banking competitors. We compete for deposits with traditional banks, and in seeking to grow our Bread SavingsTM platform, we compete with other banks that have direct-banking models similar to ours. Competition among direct banks is intense because online banking provides customers the ability to quickly and easily deposit and withdraw funds, and open and close accounts in favor of products and services offered by competitors.

Supervision and Regulation

We operate primarily through our insured depository institution subsidiaries, Comenity Bank (CB) and Comenity Capital Bank (CCB), which, as noted above, together are referred to herein as the “Banks”. Federal and state laws and regulations extensively regulate the operations of the Banks. This regulatory framework is intended to protect individual consumers, depositors, the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC) and the U.S. banking system as a whole, rather than for the protection of stockholders and creditors. Set forth below is a summary of the significant laws and regulations applicable to each of CB and CCB. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Such statutes, regulations, and policies are subject to ongoing review by Congress, state legislatures, and federal and state regulatory agencies. A change in any of the statutes, regulations, or regulatory policies applicable to CB and/or CCB, or in the leadership or direction of our regulators, could have a material effect on the operations or financial condition of Bread Financial Holdings, Inc. Further, the scope of regulation and the intensity of supervision will likely remain high in the current regulatory environment.

CB is a Delaware-chartered bank operating as a credit card bank under a Competitive Equality Banking Act (CEBA) exemption from the definition of “bank” under the Bank Holding Company Act (BHC Act). To maintain its status as a CEBA credit card bank, CB must continue to comply with the following requirements:
•engage only in credit card operations;
•do not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties;
•do not accept any savings or time deposits of less than $100,000, except for deposits pledged as collateral for its extensions of credit;
•maintain only one office that accepts deposits; and
•do not engage in the business of making commercial loans (except credit card loans to certain small businesses).
CB is subject to prudential regulation, supervision and examination by the Delaware Office of the State Bank Commissioner, as its chartering authority, and the FDIC as its primary federal regulator. CB’s deposits are insured by the DIF of the FDIC up to the applicable deposit insurance limits in accordance with applicable law and FDIC regulations. CB is not a member of the Federal Reserve System.

CCB is a Utah-chartered industrial bank. As an industrial bank, CCB is exempt from the definition of “bank” under the BHC Act. CCB is subject to prudential regulation, supervision and examination by the Utah Department of Financial Institutions, as its chartering authority, and the FDIC as its primary federal regulator. CCB’s deposits are insured by the DIF of the FDIC up to the applicable deposit insurance limits in accordance with applicable law and FDIC regulations. CCB is not a member of the Federal Reserve System.

The Consumer Financial Protection Bureau (CFPB) promulgates regulations for the federal consumer financial protection laws and supervises and examines large banks (those with more than $10 billion of total assets) with respect to those laws. Banks in a multi-bank organization, such as CB and CCB, are subject to supervision and examination by the CFPB with respect to the federal consumer financial protection laws if at least one bank reports total assets over $10 billion for four consecutive quarters. While the Banks were subject to supervision and examination by the CFPB with respect to the federal consumer financial protection laws between 2016 and 2021, this reverted to the FDIC in 2022. However, CCB’s total assets then exceeded $10 billion for four consecutive quarters as of September 30, 2022, and both Banks are now again subject to supervision and examination by the CFPB with respect to federal consumer protection laws.

The CFPB has broad rulemaking authority that has impacted, and is expected to continue impacting, the Banks’ operations, including with respect to credit card late fees and other amounts that we may charge. For example, the CFPB’s rulemaking authority may allow it to change regulations adopted in the past by other regulators including regulations issued under the Truth in Lending Act by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Most recently, in February 2023, the CFPB published a proposed rule with request for public comment that would: (i) decrease the safe harbor dollar amount for credit card late fees to $8 and eliminate a higher safe harbor dollar amount for subsequent late payments; (ii) eliminate the annual inflation adjustments that currently exist for the late fee safe harbor dollar amounts; and (iii) require that late fees not exceed 25% of the consumer’s required minimum payment. The “safe harbor” dollar amounts referenced in the CFPB’s proposed rulemaking refer to the amounts that credit card issuers may charge as late fees under the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act). Under the CARD Act, as implemented, these safe harbor amounts have been subject to annual adjustment based on changes in the consumer price index, and the safe harbor amounts are currently set at $30 for an initial late fee and $41 for subsequent late fees in one of the next six billing cycles. Accordingly, the proposed $8 safe harbor amount on late fees (and proposed elimination of the annual inflation-based adjustment thereto) would represent a significant decrease from the current safe harbor amounts. In addition, the proposed rulemaking seeks comment on whether late fees should be prohibited if the applicable payment is made within 15 days of the due date and whether, as a condition to utilizing the safe harbor, credit card issuers should be required to offer automatic payment options and/or provide certain notifications of upcoming payment due dates. We are closely monitoring the content and timing of the CFPB’s proposed rulemaking and its impact on our business.

More generally, the CFPB’s ability to rescind, modify or interpret past regulatory guidance could reduce fee income, increase our compliance costs and litigation exposure. Further, the CFPB has broad authority to enforce the prohibitions of “unfair, deceptive or abusive” acts or practices regardless of which agency supervises the Banks. The CFPB has taken enforcement action against other credit card issuers and financial services companies. Evolution of these standards could result in changes to pricing, practices, procedures and other activities relating to our credit card accounts in ways that could reduce the associated return from those accounts and potentially impact business growth plans. While the CFPB has taken public positions on certain matters, it is unclear what additional changes may be promulgated by the CFPB and what effect, if any, such changes would have on our credit accounts.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) authorizes certain state officials to enforce regulations issued by the CFPB and to enforce the Dodd- Frank Act’s general prohibition against unfair, deceptive or abusive practices. To the extent that states enact requirements that differ from federal standards or courts adopt interpretations of federal consumer laws that differ from those adopted by the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currently (collectively, the Federal Banking Agencies), we may be required to alter products or services offered in some jurisdictions or cease offering products, which will increase compliance costs and reduce our ability to offer the same products and services to consumers nationwide.

Regulation of Bread Financial Holdings, Inc.

Because neither CB nor CCB is considered a “bank” within the meaning of the BHC Act, Bread Financial Holdings, Inc. is not a bank holding company (BHC) subject to regulation thereunder. If any of our entities became subject to regulation as a BHC, among other things, Bread Financial Holdings, Inc. and its non-bank subsidiaries would be subject to regulation, supervision and examination by the Federal Reserve Board and our operations would be limited to certain activities that are closely related to banking or financial services in nature.

However, under Section 616 of the Dodd-Frank Act, any company that directly or indirectly controls an insured depository institution is required to serve as a source of financial strength to its subsidiary institution and may not conduct its operations in an unsafe or unsound manner. This doctrine is commonly known as the “Source of Strength” doctrine. As such a company, this means that Bread Financial Holdings, Inc. must stand ready to use available resources to provide adequate capital funds to the Banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources to support the Banks. This support may be required at times when Bread Financial Holdings, Inc. might otherwise have determined not to provide it or when doing so is not otherwise in the interests of Bread Financial Holdings, Inc. or its stockholders or creditors. Bread Financial Holdings, Inc.’s failure to meet its obligation to serve as a source of strength to the Banks would generally be considered to be an unsafe and unsound banking practice.

Regulation of the Banks

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and acquisitions, management practices, and numerous other aspects of its operations.

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

Under the U.S. Basel III capital rules, the Banks’ assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine an institution’s risk-weighted assets, which then are used to determine the minimum capital that CB and CCB should keep as a reserve to reduce the risk of insolvency. These risk-weighted assets are used to calculate the following minimum capital ratios for the Banks:
•Common Equity Tier 1 (CET1) Risk-Based Capital Ratio - the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common stockholders’ equity subject to certain regulatory adjustments and deductions, including goodwill, intangible assets, certain deferred tax assets, and Accumulated Other Comprehensive Income (AOCI).
•Tier 1 Risk-Based Capital Ratio - the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock, and certain qualifying capital instruments.
•Total Risk-Based Capital Ratio - the ratio of total capital, including CET1 capital, Tier 1 capital, and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying Allowance for credit losses.
The Banks are also subject to the requirements of a fourth ratio, the Leverage ratio, which itself does not incorporate risk-weighted assets:
•Tier 1 Leverage Ratio - the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets, and certain other deductions).
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

The U.S. Basel III capital rules require a minimum CET1 Risk-Based Capital Ratio of 4.5%, a minimum Tier 1 Risk-Based Capital Ratio of 6.0%, and a minimum Total Risk-Based Capital Ratio of 8.0%. In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules, the Banks must also maintain the required 2.5% Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to executive management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it essentially increases the required minimum risk-based capital ratios. As a result, the Banks must maintain a CET1 Risk-Based Capital Ratio of at least 7%, a Tier 1 Risk-Based Capital Ratio of at least 8.5% and a Total Risk-Based Capital Ratio of at least 10.5% to avoid being subject to restrictions on capital distributions and discretionary bonus payments to its executive management. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a bank may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer. The required minimum Tier 1 Leverage Ratio for all banks and BHCs is 4%.

To be considered well-capitalized, the Banks must maintain the following capital ratios which are in excess of the minimums described above:
•CET1 Risk-Based Capital Ratio of 6.5% or greater;
•Tier 1 Risk-Based Capital Ratio of 8.0% or greater;
•Total Risk-Based Capital Ratio of 10.0% or greater; and
•Tier 1 Leverage Ratio of 5.0% or greater.
As of December 31, 2022, the Banks’ regulatory capital ratios were above the well-capitalized standards and met the Capital Conservation Buffer. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer.

Dividends

Bread Financial Holdings, Inc. is a legal entity separate and distinct from the Banks. Declaration and payment of cash dividends depends upon cash dividend payments to Bread Financial Holdings, Inc. by the Banks, which are our primary source of revenue and cash flow. As state-chartered banks, under Delaware or Utah law, as applicable, the Banks are subject to regulatory restrictions on the payment and amounts of dividends. Further, the ability of the Banks to pay dividends to Bread Financial Holdings, Inc. is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements, and any such dividends are also subject to the approval of the Board of Directors of the applicable Bank.

The payment of dividends by the Banks and Bread Financial Holdings, Inc. may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory requirements. The Federal Banking Agencies have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice; a bank may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Banking Agencies have issued policy statements that provide that banks should generally only pay dividends out of current operating earnings. The Federal Banking Agencies have the authority to prohibit banks from paying a dividend if it is deemed that such payment would be an unsafe or unsound practice.

Prompt Corrective Action and Safety and Soundness

Under applicable “prompt corrective action” (PCA) statutes and regulations, insured depository institutions, such as the Banks, are placed into one of five capital categories, ranging from “well capitalized” to “critically undercapitalized”. The PCA statute and regulations provide for progressively more stringent supervisory measures as an institution’s capital category declines. An institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. An undercapitalized institution must submit an acceptable restoration plan to the appropriate Federal Banking Agency. One requisite element of such a plan is that the institution’s parent holding company guarantee the institution’s compliance with the plan, subject to certain limitations. As of December 31, 2022, the Banks qualified as “well capitalized” under applicable regulatory capital standards.

Insured depository institutions may also be subject to potential enforcement actions of varying levels of severity by the Federal Banking Agencies for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the agency, or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; the termination of the institution’s deposit insurance; the appointment of a conservator or receiver for the institution; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.

Reserve Requirements

Federal Reserve Board regulations require insured depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks. The regulations authorize different ranges of reserve requirement ratios depending on the amount of transaction account balances held. A zero percent reserve requirement ratio is applied to transaction balances below the reserve requirement exemption amount. In addition, transaction account balances maintained over the reserve requirement exemption amount and up to a certain amount, known as the low reserve tranche, may be subject to a reserve requirement ratio of not more than 3 percent (and which may be zero), and transaction account balances over the low reserve tranche may be subject to a reserve requirement ratio of not more than 14 percent (and which may be zero). The reserve requirement exemption and the low reserve tranche are both subject to adjustment on an annual basis, as applicable, by the Federal Reserve Board. Effective March 26, 2020, in response to the COVID-19 pandemic, the reserve requirement ratios on all net transaction accounts were reduced to zero percent, thereby eliminating reserve requirements for all depository institutions. The annual indexation of the reserve requirement exemption amount and the low reserve tranche for 2021, 2022 and 2023 was required by statute, but did not affect depository institutions’ reserve requirements, which remain at zero.

Federal Deposit Insurance

The deposits of the Banks are insured up to applicable limits by the DIF of the FDIC. The current standard maximum deposit insurance amount is $250,000 per depositor, per insured depository institution, per ownership category, in accordance with applicable FDIC regulations.

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

Depositor Preference

The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent company, with respect to any extensions of credit they have made to such insured depository institution.

Restrictions on Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act limit the extent to which we can borrow or otherwise obtain credit from, or engage in other covered transactions with either of the Banks, which may have the effect of limiting the extent to which either Bank can finance or otherwise supply funds to us. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in covered transactions, they do require that we engage in “covered transactions” with either Bank only on terms and under circumstances that are substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by either Bank to us or our non-bank subsidiaries must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral.

The Banks are also subject to Sections 22(g) and 22(h) of the Federal Reserve Act, and the implementing Regulation O as applied to the Banks. These provisions impose limitations on loans and extensions of credit by the Banks to their executive officers, directors and principal stockholders and their related interests, as well as those of the Banks’ affiliates. The limitations restrict the terms and aggregate amount of such transactions. Regulation O also imposes certain recordkeeping and reporting requirements.

Restrictions on transactions with affiliates and insiders under Federal Reserve Act Sections 23A, 23B, 22(g) and 22(h), as well as the requirements of Regulation O, are monitored for compliance by our internal audit department.

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Bread Financial Holdings, Inc. and the Banks, from (i) engaging in proprietary trading and (ii) investing in or sponsoring covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term covered funds is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in section 3(c)(1) or 3(c)(7) of that Act, which includes collateralized loan obligation securities (CLO) and collateralized debt obligation securities. There are also several exemptions from the definition of covered funds, including, among other things, loan securitization, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. We do not engage in these restricted activities, including in proprietary trading.

Incentive Compensation

The Dodd-Frank Act requires the Federal Banking Agencies and the Securities and Exchange Commission (SEC) to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Banks, that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits resulting from inappropriate risk taking, as these actions could lead to material financial loss to the entity. The Federal Banking Agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, the manner in which executive compensation is structured will be restricted.

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. Bread Financial Holdings, Inc. has held its “say-on-pay” vote annually.

USA PATRIOT Act

Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from Federal Banking Agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act (GLBA) and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The Federal Banking Agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by a financial institution to engage in a merger transaction under the Bank Merger Act. The Banks have in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engage in very few transactions of any kind with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulations

The United States government has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The Office of Foreign Assets Control-administered sanctions targeting countries take many different forms. Generally, OFAC sanctions contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from the Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences.

Identity Theft

The SEC and the Commodity Futures Trading Commission (CFTC) jointly issued final rules and guidelines implementing the provisions of the Fair Credit Reporting Act (FCRA), as amended by the Dodd-Frank Act, which require certain regulated entities to establish programs to address risks of identity theft. The rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy these requirements. In addition, the rules establish special requirements for any credit and debit card issuers that are subject to the jurisdiction of the SEC or the CFTC to assess the validity of notifications of changes of address under certain circumstances. The Banks implemented an ID Theft Prevention Program, approved by their Boards of Directors, in compliance with these requirements.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (CRA) is intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound business practices. The relevant Federal Banking Agency, the FDIC in the Banks’ case, examines each bank and assigns it a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. The Banks each received a CRA rating of “Outstanding” at their most recent CRA examinations.

Consumer Protection Regulation and Supervision

We are subject to the federal consumer financial protection laws implemented by the CFPB. We are also subject to certain state consumer protection laws and state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. State authorities have increased their focus on and enforcement of consumer protection rules. These federal and state consumer protection laws apply to a broad range of our activities and to various aspects of our business, and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use and provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services. Each Bank has in place an effective compliance management system to comply with these laws and regulations.

Privacy, Information Security and Data Protection

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification. For example, in the United States, we are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA: (i) imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties; (ii) requires that financial institutions provide certain disclosures to consumers about their information collection, sharing and security practices and affords consumers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions); and (iii) requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, the sensitivity of consumer information processed by the financial institution as well as plans for responding to data security breaches.

Federal and state laws also require us to respond appropriately to data security breaches. A final rule issued by the Federal Reserve, OCC, and FDIC, which became effective in May 2022, requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred.

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA). The CCPA requires covered businesses to comply with requirements that give consumers the right to know what information is being collected from them and whether such information is sold or disclosed to third parties. The statute also allows consumers to access, delete, and prevent the sale of personal information that has been collected by covered businesses in certain circumstances. The CCPA does not apply to personal information collected, processed, sold, or disclosed pursuant to the GLBA or the California Financial Information Privacy Act. We are a covered business under the CCPA, which became effective on January 1, 2020. In 2020, the State of California amended the CCPA by passing a ballot initiative known as the California Privacy Rights Act. This initiative added a number of requirements to the CCPA with which we are finalizing our compliance.

We continue to monitor, and have a program in place to comply with, applicable privacy, information security and data protection requirements imposed by federal, state, and foreign laws. However, if we experience a significant cybersecurity incident or our regulators deemed our information security controls to be inadequate, we could be subject to supervisory criticism or penalties, and/or suffer reputational harm. For further discussion of privacy, data protection and cybersecurity, and related risks for our business, see “Part I—Item 1A. Risk Factors” under the headings “Regulation in the areas of privacy, data protection, data governance, account access and information and cyber security could increase our costs and affect or limit our business opportunities and how we collect and/or use personal information”, “Failure to safeguard our data and consumer privacy could affect our reputation among our partners and their customers, and may expose us to legal claims”, and “Business interruptions, including loss of data center capacity, interruption due to cyber-attacks, loss of network connectivity or inability to utilize proprietary software of third party vendors, could affect our ability to timely meet the needs of our partners and customers and harm our business”.

Human Capital

As of December 31, 2022, we employed approximately 7,500 associates worldwide, with the majority concentrated in the United States. Attracting, developing and retaining top talent is critical to our business. As a core component of our broader Environmental, Social and Corporate Governance (ESG) and sustainability efforts, our key human capital management objective is to promote an inclusive, engaged culture that empowers associates through opportunities to grow, develop and lead. Our associates have been, and will remain, the backbone of our business, and we take a holistic approach to our associates’ experiences, recognizing that an engaged workforce drives our long-term growth and sustainability. Our Board of Directors and Compensation & Human Capital Committee provide the important oversight of our human capital management strategy, including diversity, equity and inclusion (DE&I) efforts, which are led by our Head of Diversity and Inclusion and our Chief Diversity Officer. Our Compensation & Human Capital Committee and our full Board of Directors receive regular updates from senior management and third-party consultants on human capital trends and developments, and other key human capital matters that drive our ongoing success and performance.

Associate Health and Wellbeing

Associate health and wellbeing remains a top human capital priority, and we are committed to providing our associates with competitive total compensation, benefits and wellness resources. Our associates continue to express enthusiasm for the flexible remote work policies that we adopted during the COVID-19 pandemic, and approximately 95% of our total workforce continues to successfully work from home, either on a fully-remote or hybrid basis. We intend to continue these flexible work arrangements, seeking to take advantage of the engagement and productivity benefits associated with increased flexibility, as well as opportunities for connectedness and social interaction. Other associate wellbeing resources include mental health awareness and counselling support, financial education and wellness courses, a variety of fitness and meditation classes, a wellbeing cost reimbursement program and other benefits to promote mental and physical health supportive of holistic wellbeing.

Additionally, during 2022 we further improved the competitiveness of our associate benefit offerings, including: (i) enhancements to our medical benefits, such as the removal of a 30-day waiting period for new hires to enroll and the addition of travel benefits for reproductive and other fertility services; (ii) improvements to our paid time off and flex time off policies; (iii) the addition of two new paid holidays (bringing the total to 11); and (iv) expanded mental health services, including increased access to free therapy sessions, dedicated care navigators and mental health medication management services.

Associate Experience and Engagement

Delivering an exceptional experience for our customers relies on our ability to cultivate an engaging and rewarding experience for our associates. We maintained high levels of associate engagement and retention in 2022 and were successful with talent acquisition, hiring several top industry leaders in key positions that further supported our transformation initiatives and business priorities. As discussed further below, in 2022 we continued to focus on developing our internal talent to increase lateral movement across the organization, with 34% of the 592 new jobs posted in 2022 being ultimately filled by internal candidates. We continue to listen to and act on feedback from our associates, including through our annual Associate Survey and other more frequent surveys and communications. Each year after the results of the annual Associate Survey have been tabulated, our senior management presents those results to our Compensation & Human Capital Committee and our Board of Directors, including discussion regarding trends observed and actions to be taken in response to the results. Input from our Board helps inform our human capital strategies and objectives going forward; our global themes for 2023 include promoting career opportunities for our associates, further optimizing our future work environment and ensuring associates have the appropriate tools, resources and technology to work effectively, whether in-office or remote.

Workforce Readiness, Growth and Advancement

As part of our broader multi-year business transformation, our “future workforce” steering committee, comprised of senior human resources, technology and operations management, continued to develop and execute human capital-intensive strategies to ensure our workforce readiness, growth and advancement. During the year we completed our second-annual, six-month apprenticeship program, which created a feeder pipeline from roles in our Care Centers to other non-Care Center opportunities across the organization, with 22 U.S. associates (or 96% of program participants) transitioning to new roles at the conclusion of their apprenticeships. Robust training and development remains central to our human capital strategy, and in 2022 we expanded our training programs to include a more advanced mentorship program that matches associates with an internal mentor who will help further their unique career journey and development needs. In addition to career-oriented training and development, we require annual associate training to ensure ongoing adherence to responsible business practices and ethical conduct, and all associates must certify annually that they have read and will adhere to our Code of Ethics. We believe these efforts resonated with our associates, as we saw a 3% improvement in associates’ perceptions of the professional growth and development initiatives taken by us, reflected in our 2022 annual Associate Survey.

Diversity, Equity and Inclusion

We are committed to creating an inclusive culture that attracts and values diversity - of thought, experience, background, skills and ideas. Over the past few years, we have renewed and accelerated our actions and activities in support of DE&I. In 2021, we appointed a Chief Diversity Officer (CDO), hired a Vice President of DE&I and appointed an associate-led DE&I Council. Together, these actions resulted in establishing a Diversity, Equity and Inclusion Office, solidifying our focus on these efforts. Additionally our eight Business Resource Groups, made up of over 700 associate members, act as a catalyst for ensuring a fully inclusive and engaging work environment.

Our DE&I strategy is embedded into our overall governance process and business model, demonstrating our elevated commitment and accountability to this imperative. The strategy describes what we seek to accomplish and how we will measure progress across four focus areas: (i) Workforce - creating pathways for hiring and promotions that map to market availability; (ii) Workplace - promoting an inclusive, engaged culture that empowers associates through opportunities to grow, develop and lead; (iii) Marketplace - infusing DE&I into our growth strategy, product delivery, customer experience and supply chain; and (iv) Community – building strategic partnerships that empower our communities and advance business priorities.

As of December 31, 2022, approximately 67% of our total work force and 44% of our senior leaders were female, while approximately 47% of our total work force and 15% of our senior leaders were minorities.

ESG Strategy

We are committed to sustainability, including integrating ESG principles into our business strategy in ways that optimize opportunities to make positive impacts while advancing long-term financial and reputational goals. As part of our business transformation, in 2021, our Board approved an enhanced and modernized ESG strategy intended to drive additional progress on initiatives that promote sustainability, diversity, equity and inclusion, and increased transparency in our disclosures. We continue to advance the integration of ESG into our overall governance and risk management practices.

Additional information regarding our ESG strategy and initiatives can be found in our annual ESG reports, which are published on our corporate website at: https://investor.breadfinancial.com/sustainability/. No information from this website is incorporated by reference herein. Please also see “Human Capital” above.

Other Information

Our corporate headquarters are located at 3095 Loyalty Circle, Columbus, Ohio 43219, where our telephone number is 614-729-4000.

We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our website, www.BreadFinancial.com. No information from this website is incorporated by reference herein. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our Audit Committee, Risk Committee, Compensation & Human Capital Committee and Nominating and Corporate Governance Committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for senior financial officers, and code of ethics for Board members on our website. These documents are available free of charge to any stockholder upon request.

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

Risks related to our macroeconomic, global, strategic, business and competitive environment include:
•Market conditions, inflation, rising interest rates, unemployment levels and the increased probability of a recession or prolonged economic slowdown, and the related impact on consumer spending behavior, payments, debt levels, savings rates and other behavior, could have a material adverse effect on our business.
•Global political, market, public health and social events or conditions, including the ongoing war in Ukraine and the continuing effects of the COVID-19 pandemic, may harm our business.
•Our unsecured loans make us reliant on the future credit performance of our customers, and if customers are unable to repay our loans, our level of future delinquency and write-off rates will increase.
•A significant percentage of our revenue is generated through relationships with a limited number of partners, and a decrease in business from, or the loss of, any of these partners, could have an adverse effect on our business.
•Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to fluctuations in the U.S. consumer credit market than a more diversified company.
•The amount of our Allowance for credit losses could adversely affect our business and may be insufficient to cover actual losses on our loans.
•We may be unable to successfully identify, complete or successfully integrate or disaggregate business acquisitions, divestitures and other strategic initiatives, including failure to realize the intended benefits of the spinoff of our former LoyaltyOne segment.
•Competition in our industry is intense.
•Our results of operations and growth depend on our ability to retain existing partners and attract new partners, and our results are impacted, to a significant extent, on the active and effective promotion and support of our products by our partners and on the financial performance of our partners.
•We rely extensively on models in managing many aspects of our business, and if they are not accurate or are misinterpreted, such factors could have a material adverse effect on our business and results of operations.
•Underwriting performance of acquired or new lending programs may not be consistent with existing experience.
Risks related to our liquidity, market and credit risk include:
•Adverse financial market conditions or our inability to effectively manage our funding and liquidity risk could have a material adverse effect on our business, liquidity and ability to meet our debt service requirements and other obligations.
•Our inability to effectively access the securitization or other capital markets could limit our funding opportunities for loans and other business opportunities.
•Competition for deposits and regulatory restrictions on deposit products can impact availability and cost of funds.
•Our level of indebtedness may restrict our ability to compete and grow our business.
•Our market valuation has been, and may continue to be, volatile, and returns to stockholders may be limited.
•We are a holding company and depend on dividends and other payments from our Banks, which are subject to various legal and regulatory restrictions.
Risks related to our legal, regulatory and compliance environment include:
•We face various risks related to the extensive government regulation and supervision of our business, including by the FDIC, CFPB and other federal and state authorities. These risks include pending and future laws and regulations that may adversely impact our business, such as the CFPB’s recent proposed rulemaking with respect to late fees, as well as supervisory and other actions that may be taken against us by our regulators.
•Pending and future litigation could subject us to significant fines, penalties, judgments and/or requirements.
•Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
•Financial institution capital requirements may limit cash available for business operations, growth and returns to stockholders.
Risks related to cybersecurity, technology and third-party vendors include:
•We rely on third-party vendors, and we could be adversely impacted if such vendors fail to fulfill their obligations.
•Impacts arising from or relating to the transition of our credit card processing services to strategic outsourcing providers that we completed in 2022 have, and may continue, to adversely affect our business.
•Failures in data protection, cybersecurity and information security, as well as business interruptions to our data centers and other systems, could critically impair our products, services and ability to conduct business.
•Our industry is subject to rapid and significant technological changes, and we may be unable to successfully develop and commercialize new or enhanced products and services.
Risks related to the spinoff of our former LoyaltyOne segment include potential tax liability, disputes or other adverse impacts.
Macroeconomic, Strategic, Business and Competitive Risks

Weakness and instability in the macroeconomic environment could have a material adverse effect on our business, results of operations and financial condition.

Macroeconomic conditions historically have affected our business, results of operations and financial condition and will continue to affect them in the future. We offer an array of payment, lending and saving solutions to consumers, and a prolonged period of economic weakness, including a recession or economic slowdown, economic and market volatility, and other adverse economic conditions, including inflation, increased interest rates and high levels of unemployment, could have a material adverse effect on our business, results of operations and financial condition, as these macroeconomic conditions may reduce consumer confidence and negatively impact customers’ payment and spending behavior. Some of the specific risks we face as a result of these conditions include the following:
•Adverse impacts on our customers’ ability and willingness to pay amounts owed to us, increasing delinquencies, defaults, bankruptcies, charge-offs and Allowances for credit losses, and decreasing recoveries;
•Decreased consumer spending, changes in payment patterns, lower demand for credit and shifts in consumer payment behavior towards avoiding late fees, finance charges and other fees;
•Decreased reliability of the process and models we use to estimate our Allowance for credit losses, particularly if unexpected variations in key inputs and assumptions cause actual losses to diverge from the projections of our models and our estimates become increasingly subject to management’s judgment; and
•Limitations on our ability to replace maturing liabilities and to access the capital markets to meet liquidity needs.
As an illustration of the potential impact of an economic downturn on our business, our Delinquency and Net loss rates peaked in 2009 during the financial crisis at 6.2% and 10.0%, respectively. As of December 31, 2022 our Delinquency rate was 5.5% and our full-year Net loss rate was 5.4% for the year ended December 31, 2022.

We continue to closely monitor economic conditions and indicators, including inflation, interest rates, housing values, consumer wages, consumer saving rates and debt levels, including student loan debt, unemployment, concerns about the level of U.S. government debt, as well as economic and political conditions in the U.S. and global markets, but the outcome of any of these conditions and indicators remains difficult to predict. During 2022, our Provision for credit losses increased relative to 2021 due to, in part, the economic scenario weightings in our credit reserve modeling reflecting an increasing probability of a recession, high inflation, and the increased cost of overall consumer debt. A recession or prolonged period of economic weakness would likely, among other things, adversely affect consumer discretionary spending levels and the ability and willingness of customers to pay amounts owed to us, and could have a material adverse effect on our business, key credit trends, results of operations and financial condition.

Global economic, political, market, health and social events or conditions, including the war in Ukraine and the ongoing effects of the COVID-19 pandemic, may harm our business.

Our revenues are largely dependent on the number and volume of credit transactions by consumers, whose spending patterns may be affected by economic, political, market, health and social events or conditions. As described above, adverse macroeconomic conditions within the U.S. or internationally, including but not limited to recessions, inflation, rising interest rates, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, volatility in energy prices, a slowdown of global trade, and reduced consumer and business spending, have a direct impact on our loan volumes and revenues. Furthermore, in efforts to deal with adverse macroeconomic conditions, governments may introduce new or additional initiatives or requests to reduce or eliminate late fees or other charges, which could result in additional financial pressures on our business.

In addition, outbreaks of illnesses, pandemics like COVID-19, or other local or global health issues, political uncertainties, international hostilities, armed conflict, war (such as the ongoing war in Ukraine), civil unrest, climate-related events, including the increasing frequency of extreme weather events, impacts to the power grid, and natural disasters have, to varying degrees, negatively impacted our operations, brand partners, service providers, activities, and consumer spending.

The ongoing effects of the COVID-19 pandemic remain difficult to predict due to numerous uncertainties, including the transmissibility, severity, duration and resurgence of the virus; the emergence of new variants of the virus; the uptake and effectiveness of health and safety measures or actions that are voluntarily adopted by the public or required by governments or public health authorities; the availability, effectiveness and consumer acceptance of vaccines and treatments; the indirect impact of the pandemic on global economic activity; the impact of the reopening of borders and the resumption of international travel; increased logistics costs; a continued competitive labor market; and the impact of the global COVID-19 pandemic on our employees, our operations, and the business of our brand partners and suppliers.

The Russia-Ukraine conflict has had, and could continue to have, significant negative effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, supply chain concerns and overall uncertainty. Russia may take additional counter measures or retaliatory actions (including cyberattacks), which could exacerbate negative consequences on global financial markets and stability. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted.

A decline in economic, political, market, health and social conditions could impact our brand partners as well, and their decisions could reduce the number of cards, accounts, and credit lines of their customers, which would ultimately impact our revenues. Our brand partners may implement cost-reduction initiatives that reduce or eliminate marketing budgets, and decrease spending on optional or enhanced value added services from us. Any events or conditions that impair the functioning of the financial markets, tighten the credit market, or lead to a downgrade of any present or future credit rating of ours could increase our future borrowing costs and impair our ability to access the capital and credit markets on favorable terms, which could affect our liquidity and capital resources, or significantly increase our cost of capital.

Finally, as governments, investors and other stakeholders face additional pressures to accelerate actions to address climate change and other environmental, social and governance topics, governments are implementing regulations and investors and other stakeholders, whether by stockholder proposals, public campaigns, proxy solicitations or otherwise, are imposing new expectations on, or focusing investments in ways that may cause significant shifts in, disclosure, commerce and consumption behaviors. Any of these developments may increase our operating costs and otherwise negatively impact our business. In addition, our inability to timely address these new and evolving requirements or pressures may result in regulatory enforcement actions or stockholder litigation, and otherwise damage our reputation. See “-Damage to our reputation could damage our business.”

The loans we make are unsecured, and we may not be able to ultimately collect from customers that default on their loans.

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being written-off as uncollectible. We rely principally on the borrower’s creditworthiness for repayment of the loan and therefore have no other recourse for collection. We may not be able to successfully identify and evaluate the creditworthiness of borrowers to minimize delinquencies and losses. The models and approaches we use to manage our credit risk, including our automated proprietary scoring technology and verification procedures for new account holders, establishing or adjusting their credit limits and applying our risk-based pricing, may not accurately predict future write-offs for various reasons discussed elsewhere in these Risk Factors, including see “Our risk management policies and procedures may not be effective, and the models we rely on may not be accurate or may be misinterpreted.” below. While we monitor credit quality on a regular and consistent basis, utilizing internal algorithms and external credit bureau risk scores and other data, these algorithms and data sources may be inaccurate or incomplete, including as a result of certain customers’ credit profiles not fully reflecting their credit risk due to the less-regulated reporting requirements for many fintechs. An increase in defaults or net principal losses could result in a reduction in Net income. General economic conditions, including a recession or prolonged economic slowdown, inflation, rising interest rates, high unemployment or volatility in energy prices, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our Delinquency and Net loss rates are affected by the credit risk inherent in our Credit card and other loans portfolio, and the vintage of the accounts in our various credit card portfolios. Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. For 2022, our Net principal loss rate was 5.4%, compared with 4.6% and 6.6% for 2021 and 2020, respectively. Our Delinquency rates were 5.5% of Credit card and other loans as of December 31, 2022, compared with 3.9% and 4.4% as of December 31, 2021 and 2020, respectively.

A significant percentage of our Total net interest and non-interest income, or revenue, is generated through our relationships with a limited number of partners, and a decrease in business from, or the loss of, any of these partners could cause a significant drop in our revenue.

We depend on a limited number of large partner relationships for a significant portion of our revenue. As of and for the year ended December 31, 2022, our five largest credit card programs accounted for approximately 47% of our Total net interest and non-interest income and 41% of our End-of-period credit card and other loans. In particular, our programs with (alphabetically) Ulta Beauty and Victoria’s Secret & Co. and its retail affiliates each accounted for more than 10% of our Total net interest and non-interest income for the year ended December 31, 2022. A decrease in business from, or the loss of, any of our significant partners for any reason, could have a material adverse effect on our business. We previously announced the non-renewal of our contract with BJ’s Wholesale Club (BJ’s) and the sale of the BJ’s portfolio, which closed in late February 2023. For the year ended December 31, 2022, BJ’s branded co-brand accounts generated approximately 10% of our Total net interest and non-interest income. As of December 31, 2022, BJ’s branded co-brand accounts were responsible for approximately 11% of our Total credit card and other loans.

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

We expect growth to result, in part, from new and acquired credit card and buy now, pay later (BNPL) programs whose credit card and other loans performance could result in increased portfolio losses and negatively impact our profitability.

We expect an important source of our growth to come from the acquisition of existing credit card programs and initiating credit card and BNPL programs with retailers and other merchants who either do not currently offer a private label or co-brand credit card or are initiating or transitioning from another BNPL platform. We believe that our pricing and models for determining credit risk are designed to effectively evaluate the credit risk of existing programs and ascertain the credit risk that we are willing to assume for acquired programs as well as those we initiate. We cannot be assured that the loss experience on acquired and initiated programs will be consistent with our more established programs, or that the cost to provide service to these new programs will not be higher than anticipated. The failure to successfully underwrite these acquired and initiated credit card or BNPL programs may result in defaults greater than our expectations and could have a material adverse impact on us and our profitability. See “Our risk management policies and procedures may not be effective, and the models we rely on may not be accurate or may be misinterpreted.”. Moreover, under the CECL accounting rules, the acquisition of an existing credit card or BNPL portfolio typically has a negative impact on certain key financial metrics in the near-term, including net income and earnings per share, because we are required to include a reserve build in our Provision for credit losses for the estimated credit losses to be experienced over the life of the acquired portfolio. The amount of this reserve build (which is included in the reporting period in which the portfolio is obtained) is often large relative to the amount of revenue generated through such date by the newly-acquired portfolio. See also “–The amount of our Allowance for credit losses could adversely affect our business and may prove to be insufficient to cover actual losses on our loans.” below.

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

We rely extensively on models in managing many aspects of our business, including liquidity and capital planning (including stress testing), customer selection, credit and other risk management, pricing, reserving and collections management. The models may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including, models being calibrated on historical cycles and correlations which may not be predictive of the future, or failures to update assumptions appropriately or in a timely manner). Our assumptions may be inaccurate for many reasons including that they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions, including continued elevated inflation, low unemployment, increasing consumer debt levels and weakening in macroeconomic indicators, and their impact on partner and customer behaviors) and they often involve complex interactions between a number of dependent and independent variables, factors and other assumptions. The errors or inaccuracies in our models may be material, and could lead us to make poor or sub-optimal decisions in managing our business, and this could have a material adverse effect on our business, results of operations and financial condition.

Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.

We are subject to the risk of fraudulent activity associated with retailers, partners, other merchant parties or third-party service providers handling consumer information. Our fraud-related operational losses were $73 million, $71 million and $141 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our products are susceptible to application fraud, because among other things, we provide immediate access to credit at the time of approval. In addition, digital sales on the internet and through mobile channels are becoming a larger part of our business and fraudulent activity is higher as a percentage of sales in those channels than in stores. The different financial products that we offer, including deposit products, are susceptible to different types of fraud, and, depending on our product mix and channel mix, we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than those experienced by some of our competitors or the industry generally. The risk of fraud continues to increase for the financial services industry, and credit card and deposit fraud, identity theft and related crimes are likely to continue to be prevalent, with increasingly sophisticated perpetrators. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. High profile fraudulent activity could also negatively impact our brand and reputation, which could negatively impact the use of our services, leading to a material adverse effect on our results of operations. In addition, significant increases in fraudulent activity could lead to regulatory intervention, including, but not limited to, additional consumer notification requirements, increasing our costs and negatively impacting our operating results, net income and profitability.

The amount of our Allowance for credit losses could adversely affect our business and may prove to be insufficient to cover actual losses on our loans.

The Financial Accounting Standards Board’s CECL accounting standard became effective for us on January 1, 2020 and requires us to determine periodic estimates of the lifetime expected credit losses on loans, and reserve for those expected credit losses through an allowance for credit losses against the loans. In addition, as mentioned above, for portfolios we may acquire when we enter into new partner program agreements, we are required to establish at the time of acquisition such an allowance. Any subsequent deterioration in the performance of a purchased portfolio after acquisition results in incremental credit loss reserves. Growth in our loan portfolio generally would also lead to an increase in our Allowance for credit losses.

The process for establishing an Allowance for credit losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions. The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our Credit card and other loans, as well as the prevailing economic conditions and forecasts utilized. For additional information regarding the adoption of CECL and its impact, see Note 3, “Allowance for Credit Losses” to our Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

The CECL model may create more volatility in the level of our Allowance for credit losses. If we are required (as a result of any review, update, regulatory guidance or otherwise) to materially increase our level of Allowance for credit losses, such increase could adversely affect our business, financial condition, results of operations and opportunity to pursue new business. Moreover, we may underestimate our expected credit losses, and we cannot assure that our credit loss reserves will be sufficient to cover actual losses.

We may not be successful in realizing the benefits associated with our acquisitions, dispositions and strategic investments, and our business and reputation could be materially adversely affected.

Historically, we have acquired a number of businesses, as well as made strategic investments in businesses, products, technologies, platforms or other ventures, and we expect to continue to evaluate potential acquisitions, investments and other transactions in the future. There is no assurance that we will be able to successfully identify suitable candidates for any such opportunities, value any such opportunities accurately, negotiate favorable terms for any such opportunities, or successfully complete any such proposed transactions. If we are unable to identify attractive acquisition candidates or accretive new business opportunities, our growth could be limited.

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

In addition, there are numerous risks associated with acquisitions, dispositions and the implementation of new business opportunities, including, but not limited to:
•the difficulty and expense that we incur in connection with the acquisition, disposition or new business opportunity;
•the inability to satisfy pre-closing conditions preventing consummation of the acquisition, disposition or new business opportunity;
•the potential for adverse consequences when conforming the acquired company’s accounting policies to ours;
•the diversion of management’s attention from other business concerns;
•the potential loss of customers or key employees of the acquired company;
•the impact on our financial condition due to the timing of the acquisition, disposition or new business implementation or the failure of the acquired or new business to meet operating expectations;
•continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations;
•the assumption of unknown liabilities of the acquired company;
•the uncertainty of achieving expected benefits of an acquisition or disposition, including revenue, human resources, technological or other cost savings, operating efficiencies or synergies;
•the inability to integrate systems, personnel or technologies from our acquisitions and strategic investments;
•unforeseen legal, regulatory or other challenges that we may not be able to manage effectively;
•the reduction of cash available for operations, stock repurchase programs or other uses and potentially dilutive issuances of equity securities or incurrence of additional debt;
•the requirement to provide transition services in connection with a disposition resulting in the diversion of resources and focus; and
•the difficulty retaining and motivating key personnel from acquisitions or in connection with dispositions.
For example, upon the disposition of Epsilon in July 2019, we agreed to indemnify Publicis Groupe S.A. for the matter included in Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements, which has resulted in a $150.0 million charge associated with Epsilon’s deferred prosecution agreement with the United States Department of Justice requiring two $75.0 million payments in January 2021 and January 2022, respectively. In connection with the spinoff of our former LoyaltyOne segment into a standalone company, LVI, we retained a 19% ownership stake in LVI.

During 2022, LVI’s stock price decreased significantly, and, as a result, we wrote down the value of our 19% shareholding in LVI from $50 million as of December 31, 2021 to $6 million as of December 31, 2022, and there can be no assurance that we will not experience further write-downs or other adverse impacts going forward. See “Risks Related to the LoyaltyOne Spinoff.” below.

Furthermore, if the operations of an acquired or new business do not meet expectations, our profitability may decline and we may seek to restructure the acquired business or to impair the value of some or all of the assets of the acquired or new business.

The markets for the services that we offer may contract or fail to expand and competition in our industry is intense, each of which could negatively impact our growth and profitability.

The markets for our products and services are highly competitive, and we expect this competition to intensify. Our growth and continued profitability depend on continued acceptance or adoption of the products and services we offer. We compete with a wide range of businesses, and some of our current competitors have longer operating histories, stronger brand names and greater financial, technical, marketing and other resources than we do. Moreover, the consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace. For a more detailed discussion regarding the manner in which we compete with respect to each of our product categories, see “Item 1. Business—Competition” of this Form 10-K above. Additionally, downturns in the economy or the performance of our retail or other partners, including as a result of macroeconomic conditions, geopolitical events or global health events such as the COVID-19 pandemic, may result in a decrease in the demand for our products and services. Our ability to generate significant revenue from partners and consumers will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our programs to consumers. If we are not able to differentiate our products and services from those of our competitors, drive value for our partners and their customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market. Any decrease in the demand for our products and services for the reasons discussed above or any other reasons could have a material adverse effect on our growth, revenue and operating results.

Our results of operations and growth depend on our ability to retain existing partners and attract new partners.

Following the disposition of our Epsilon business and the spinoff of our LoyaltyOne segment, the majority of our revenue is generated from the credit products we provide to customers of our partners pursuant to program agreements that we enter into with our partners. As a result, our results of operations and growth depend on our ability to retain existing partners and attract new partners. Historically, there has been turnover in our partners, and we expect this will continue in the future. See also, “A significant percentage of our Total net interest and non-interest income, or revenue, is generated through our relationships with a limited number of partners, and a decrease in business from, or the loss of, any of these partners could cause a significant drop in our revenue.”.

Credit card program agreements with our brand partners typically are for multi-year terms. These program agreements generally provide each party with certain early termination rights, i.e., events or circumstances that would permit the party to terminate the agreement prior to its scheduled termination date in accordance with the conditions specified in the applicable agreement. For example, in some cases, a brand partner may have the right to terminate if we fail to meet certain service levels as set forth in the applicable brand partner agreement. Generally, a brand partner would not have the right to terminate until providing us formal notice and an opportunity to cure the service level failure. As a result of the transition of our credit card processing services to our strategic outsourcing providers in late June 2022, we failed to meet certain service levels in a number of our credit card program agreements due to periods of unavailability of our customer support and account servicing functions, which could, in certain circumstances, have given rise to a termination right by an impacted brand partner. To date, no brand partner has sought to exercise any such termination right, and many other such rights have either been formally waived or lapsed pursuant to the terms of the applicable brand partner agreement. We cannot provide assurance that a brand partner from which we did not receive such a waiver will not attempt to terminate its program agreement or that future service level failures will not occur.

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

Our partners generally accept most major credit cards and various other forms of payment; therefore our success depends, in part, on their active and effective promotion of our products to their customers. We depend on our partners to integrate the use of our credit products into their operations, including into their in-store and online shopping experiences and loyalty programs. We rely on our partners to train their sales and call center associates about our products and to have their associates encourage customers to apply for, and use, our products and otherwise effectively market our products. If our partners do not effectively promote and support our products, or if they make changes in their business models that negatively impact card usage, these actions could have a material adverse effect on our business and results of operations. Partners may also implement or fail to implement changes in their systems and technologies that may disrupt the integration between their systems and technologies and ours, any of which could disrupt the use of our products. In addition, if our partners engage in improper business practices, do not adhere to the terms of our program agreements or other contractual arrangements or standards, or otherwise diminish the value of our brand, we may suffer reputational damage and customers may be less likely to use our products, which could have a material adverse effect on our business and results of operations.

Our results are impacted, to a significant extent, by the financial performance of our partners.

Our ability to originate new credit card accounts, generate new loans, and earn interest and fees and other income is dependent, in part, upon sales of merchandise and services by our partners. The retail and other industries in which our partners operate are intensely competitive. Our partners’ sales may decrease or may not increase as we anticipate for various reasons, some of which are in the partners’ control and some of which are not. For example, partner sales have been, and in the future may be adversely affected by the COVID-19 pandemic or other macroeconomic conditions having a national, regional or more local effect on consumer spending, business conditions affecting the general retail environment, such as supply chain distributions or the ability to maintain sufficient staffing levels, or a particular partner or industry, or natural disasters or other catastrophes affecting broad or more discrete geographic areas. If our partners’ sales decline for any reason, it generally results in lower credit sales, and therefore lower loan volume and associated interest and fees and other income for us from our customers. In addition, if a partner closes some or all of its stores or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that such an event may occur), its customers who have used our financing products may have less incentive to pay their outstanding balances to us, which could result in higher charge-off rates than anticipated and our costs for servicing its customers’ accounts may increase. This risk is particularly acute with respect to our largest partners that account for a significant amount of our interest and fees on loans. See “A significant percentage of our Total net interest and non-interest income, or revenue, is generated through our relationships with a limited number of partners, and a decrease in business from, or the loss of, any of these partners could cause a significant drop in our revenue.”. Moreover, if the financial condition of a partner deteriorates significantly or a partner becomes subject to a bankruptcy proceeding, we may not be able to recover customer returns, customer payments made in partner stores or other amounts due to us from the partner. A decrease in sales by our partners for any reason or a bankruptcy proceeding involving any of them could have a material adverse impact on our business and results of operations.

We may not be successful in our efforts to promote usage of our proprietary cards, or to effectively control the costs associated with such promotion, both of which may materially impact our profitability.

We have been investing in promoting the usage of our proprietary cards, including our Bread CashbackTM American Express® Credit Card that we launched in 2022, but there can be no assurance that our investments to acquire cardholders, provide differentiated features and services and increase usage of our proprietary cards will be effective, particularly with increasing competition from other card issuers and fintechs, as well as changing consumer and business behaviors. In addition, if we develop new products or offers that attract customers looking for short-term incentives rather than incentivizing long-term loyalty, cardholder attrition and costs could increase. Moreover, we may not be able to cost-effectively manage and expand cardholder benefits, including controlling the growth of marketing, promotion, rewards and cardholder services expenses in the future.

Reductions in interchange fees may reduce the competitive advantages our private label credit card products currently have by virtue of not charging interchange fees and would reduce our income earned from those fees on co-brand and general purpose credit card transactions.

Interchange is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which are paid to credit card issuers to compensate them for the risk they bear in lending money to customers. We earn interchange fees on co-brand and general purpose credit card transactions, but we typically do not charge or earn interchange fees from our partners or customers on our private label credit card products.

Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. Several recent events and actions indicate a continuing increase in focus on interchange by both regulators and merchants. In 2022, for example, legislation was introduced in the U.S. House of Representatives and Senate, which, among other things, would require large issuing banks to offer a choice of at least two unaffiliated networks over which electronic transactions may be processed. Furthermore, beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower on co-brand and general purpose credit card transactions. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our co-brand and general purpose credit cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations

We may not be able to retain and/or attract and hire a highly qualified and diverse workforce or maintain our corporate culture, and having a large segment of our workforce working from home may exacerbate these risks and cause new risks.

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

Moreover, in connection with the COVID-19 pandemic, we transitioned nearly all of our workforce to work remotely, and a significant portion of our workforce continues to work in a mostly remote environment. Remote work by a majority of our employee population may impact our culture, and employee engagement with our company, which could affect productivity and our ability to retain employees who are critical to our operations and may increase our costs and impact our financial results of operations. In addition, an increase in work from home by other companies may create more job opportunities for employees and make it more difficult for us to attract and retain key talent, especially in light of changing worker expectations and talent marketplace variability regarding flexible work models. In addition, employees who work from home rely on residential communication networks and internet providers that may not be as resilient as commercial networks and providers and may be more susceptible to service interruptions and cyberattacks than commercial systems. Our business continuity and disaster recovery plans, which have been historically developed and tested with a focus on centralized delivery locations, may not work as effectively in a distributed work from home model, where weather impacts, network and power grid downtime may be difficult to manage. In addition, we may not be effective in timely updating our existing operating and administrative controls nor implementing new controls tailored to the work from home environment. If we are unable to manage the work from home environment effectively to address these and other risks, our reputation and results of operations may be impacted.

Damage to our reputation could damage our business.

In recent years, financial services companies have experienced increased reputational risk as consumers protest and regulators scrutinize business and compliance practices of such companies. Maintaining a positive reputation is critical to attracting and retaining partners, customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct; a breach of our, or our service providers’ cybersecurity defenses; service outages, such as those many of our customers experienced in 2022 in connection with the transition of our credit card processing services to strategic outsourcing providers, or otherwise; litigation or regulatory outcomes; stockholder activism; failing to deliver minimum standards of service and quality; compliance failures; the use of our, or our partners’ products to facilitate legal, but controversial, products and services, including adult content, cryptocurrencies, firearms and gambling activity; and the activities of customers, business partners and counterparties. Social media also can cause harm to our reputation. By its very nature, social media can reach a wide audience in a very short amount of time, which presents unique challenges for corporate communications. Negative or otherwise undesirable publicity generated through unexpected social media coverage can damage our reputation and brand. Negative publicity regarding us, whether or not true, may result in customer attrition and other harm to our business prospects. There has also been increased focus on topics related to environmental, social and governance policies, and criticism of our policies in these areas could also harm our reputation and/or potentially limit our access to some forms of capital or liquidity.

Liquidity, Market and Credit Risks

Adverse financial market conditions or our inability to effectively manage our funding and liquidity risk could have a material adverse effect on our business, liquidity and ability to meet our debt service requirements and other obligations.

We need to effectively manage our funding and liquidity in order to meet our cash requirements such as day-to-day operating expenses, extensions of credit to our customers, investments to grow our business, payments of principal and interest on our borrowings and payments on our other obligations. Our primary sources of funding and liquidity are collections from our customers, deposits, funds from securitized financings and proceeds from unsecured borrowings, including our credit facility and outstanding senior notes. If we do not have sufficient liquidity, we may not be able to meet our debt service requirements and other obligations, particularly during a liquidity stress event. If we maintain or are required to maintain too much liquidity, it could be costly and reduce our financial flexibility.

We will need additional financing in the future to repay or refinance our existing debt at maturity or otherwise and to fund our growth. As of December 31, 2022, we had $556 million of terms loans outstanding under our parent credit agreement, which matures in July 2024, as well as $850 million of 4.750% senior notes due in December 2024 and $500 million of 7.000% senior notes due in January 2026. The availability of additional financing will depend on a variety of factors such as financial market conditions generally, including the availability of credit to the financial services industry and our lender counterparties’ willingness to lend to us, consumers’ willingness to place money on deposit with us, our performance and credit ratings and the performance of our securitized portfolios. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the uncertainty and volatility experienced in the capital and credit markets during recessions and periods of financial stress, inflation, rising interest rates, high levels of unemployment, other economic and political conditions in the global markets and concern over the level of U.S. government debt and fiscal measures that may be taken over the longer term to address these matters, may limit our ability to obtain additional financing or refinance maturing liabilities on desired terms (including funding costs) in a timely manner, or at all. As a result, we may be forced to delay obtaining funding or be forced to issue or raise funding on undesirable terms, which could significantly reduce our financial flexibility and cause us to contract or not grow our business, all of which could have a material adverse effect on our results of operations and financial condition.

Given the current rising interest rate environment and other recessionary pressures, the debt markets are volatile, and there can be no assurance that significant disruptions, uncertainties and volatility will not occur in the future. Specifically, availability of capital from the non-investment grade debt markets is currently subject to significant volatility, and there can be no assurance that we will be able to access those markets at attractive rates, or at all. Given the maturities of our current outstanding debt and the current macroeconomic conditions, it is possible that we will be required to repay or refinance some or all of our maturing debt in volatile and/or unfavorable markets. If we are unable to continue to fund our business operations, access capital markets for debt refinancings and otherwise, and attract deposits on favorable terms and in a timely manner, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our results of operations and financial condition may be materially adversely affected.

If we are unable to securitize our credit card loans due to changes in the market or other circumstances or events, we may not be able to fund new credit card loans, which would have a material adverse effect on our operations and profitability.

A significant source of funding is our securitization of credit card loans, which involves the transfer of credit card loans to a trust, and the issuance by the trust of notes to third-party investors collateralized by the beneficial interest in the transferred credit card loans. A number of factors affect our ability to fund our credit card loans in the securitization market, some of which are beyond our control, including:
•conditions in the securities markets in general and the asset-backed securitization market in particular;
•availability of loans for securitization;
•conformity in the quality of our credit card loans to rating agency requirements and changes in that quality or those requirements;
•costs of securitizing our credit card loans;
•ability to fund required over-collateralization or credit enhancements, which are routinely utilized in order to achieve better credit ratings to lower borrowing cost; and
•the legal, regulatory, accounting or tax rules affecting securitization transactions and asset-backed securities, generally.
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

Certain collections from our securitized credit card loans come back to us through our subsidiaries, and we use these collections to fund our purchase of newly originated loans to collateralize our securitized financings. If payment rates on our securitized credit card loans are lower than they have historically been, fewer collections will be remitted to us on an ongoing basis. Further, certain series of our asset-backed securities include a requirement that we accumulate principal collections in a restricted account for a specified number of months prior to the applicable security’s maturity date. We are required under the program documents to lengthen this accumulation period to the extent we expect the payment rates to be low enough that the current length of the accumulation period is inadequate to fully fund the restricted account by the applicable security’s maturity date. Lower payment rates, and in particular payment rates that are low enough that we are required to lengthen our accumulation periods, could materially adversely affect our liquidity and financial condition.

Inability to grow or maintain our deposit levels in the future could have a material adverse effect on our liquidity, ability to grow our business and profitability.

A significant source of our funds is customer deposits, primarily in the form of certificates of deposit and other savings products. We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. In recent years, deposits have become an increasingly important source of funds for us, with, for example, our retail deposits growing 72% from $3.2 billion as of December 31, 2021 to $5.5 billion as of December 31, 2022, accounting for 26% of our funding base. Our funding strategy includes continued growth of our liquidity through deposits. The deposit business continues to experience intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to attract and maintain retail deposits remains highly dependent on the products we offer, the strength of our Banks, the reputability of our business practices and our financial health. Adverse perceptions regarding our lending practices, regulatory compliance, protection of customer information or sales and marketing practices, or actions taken by regulators or others with respect to our Banks, could impede our competitive position in the deposits market.

The demand for the deposit products we offer may also be reduced due to a variety of factors, including macroeconomic events, changes in interest rates, changes in consumers’ preferences, demographics or discretionary income, regulatory actions that decrease consumer access to particular products or the development or availability of competing products. Competition from other financial services firms and others that use deposit funding products may affect deposit renewal rates, costs or availability. Conversely, any adjustments we make to the rates offered on our deposit products to remain competitive may adversely affect our liquidity or our profitability.

The FDIA prohibits an insured bank from offering interest rates on any deposits that significantly exceed rates in its prevailing market, unless it is “well capitalized”. A bank that is less than “well capitalized” may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and as of December 31, 2022, each of our Banks met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that our Banks will continue to meet those requirements. Any limitation on the interest rates our Banks can pay on deposits may competitively disadvantage us in attracting and retaining deposits, resulting in a material adverse effect on our business.

The FDIA also prohibits an insured bank from accepting brokered deposits, unless it is “well capitalized” or it is “adequately capitalized” and receives a waiver from the FDIC. Limitations on our Banks’ ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our liquidity, funding costs and profitability. In December 2020, the FDIC updated its regulations that implement Section 29 of the FDIA to establish a new framework for analyzing whether certain deposit arrangements qualify as brokered deposits. This brokered deposit rule establishes bright-line standards for determining whether an entity meets the statutory definition of “deposit broker” and a consistent process for application of the primary purpose exception. All deposits on the Consolidated Balance Sheets of our Banks categorized as non-brokered in accordance with the updated regulations mentioned above comply with all application requirements of those regulations. Any limitation on the ability of our Banks to participate in the gathering of brokered deposits may competitively disadvantage us in meeting our funding goals and result in a material adverse effect on our business.

As of December 31, 2022, we had $13.8 billion in deposits, with approximately $6.7 billion in non-maturity savings deposits and approximately $7.1 billion in certificates of deposit. If, for whatever reason, we are unable to grow or maintain our deposit levels, our liquidity, ability to grow our business and profitability could be materially adversely affected.

Our level of indebtedness could materially adversely affect our ability to generate sufficient cash to repay our outstanding debt, and our ability to react to changes in our business and our incurrence of additional indebtedness to fund future needs could exacerbate these risks.

Our level of indebtedness requires a high level of interest and principal payments. Subject to the limits contained in our credit agreement, the indentures governing our senior notes and our other debt instruments, we may be able to incur substantial additional indebtedness from time-to-time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our level of indebtedness, combined with our other financial obligations and contractual commitments, could:
•make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under our credit agreement, the indentures governing our senior notes and the agreements governing our other indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions or other new business and other corporate purposes;
•increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage or require us to dispose of assets to raise funds if needed for working capital or to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we and our brand partners operate;
•limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other new business and other corporate purposes;
•delay or abandon investments and capital expenditures;
•cause any refinancing of our indebtedness to be at higher interest rates and require us to comply with more onerous covenants, which could further restrict our business operations; and
•prevent us from raising the funds necessary to repurchase all senior notes tendered to us upon the occurrence of certain changes of control.
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

The terms of the indentures governing our senior notes, our credit agreement and agreements governing our other debt instruments limit us and our subsidiaries from engaging in specified types of transactions. These covenants limit our and our subsidiaries’ ability, among other things, to:
•incur additional debt;
•declare or pay dividends, redeem stock or make other distributions to stockholders;
•make investments;
•create liens or use assets as security in other transactions;
•merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;
•enter into transactions with affiliates;
•sell or transfer certain assets; and
•enter into any consensual encumbrance or restriction on the ability of certain of our subsidiaries to pay dividends or make loans or sell assets to us.
As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional indebtedness to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure that we will be able to maintain compliance with these covenants in the future. If we fail to comply with such covenants, we may not be able to obtain waivers of non-compliance from the lenders and/or amend the covenants so that we are in compliance therewith.

Changes in market interest rates could negatively affect our profitability.

Changes in market interest rates cause our finance charges, net and our interest expense, net to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. We fund credit card and other loans with a combination of fixed rate and floating rate funding sources that include deposits and securitized financings. We also have unsecured term debt that is subject to variable interest rates, and we may in the future incur additional debt or issue preferred equity that rely on variable interest rates. Beginning in March 2022, the Federal Reserve Board began raising the federal funds rate in an effort to curb inflation, and we expect further interest rate increases by the Federal Reserve in 2023.

The interest rate benchmark for most of our floating rate assets is the Prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the Secured Overnight Financing Rate (SOFR) or the Federal funds rate. The Prime rate and SOFR or the Federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and policies of various governmental and regulatory agencies, in particular the Federal Reserve. Changes in monetary policy, including changes in interest rate controls being applied by the Federal Reserve, could influence the amount of interest we receive on our Credit card and other loans and the amount of interest we pay on deposits and borrowings. Further, we have only recently begun indexing our variable rate debt to SOFR as a result of the discontinuation of the London Interbank Offered Rate (LIBOR) beginning in 2021. SOFR is a relatively new reference rate, has a very limited history and is based on short-term repurchase agreements, backed by Treasury securities. Changes in SOFR can be volatile and difficult to predict, and there can be no assurance that SOFR will perform similarly to the way LIBOR would have performed at any time. As a result, the amount of interest we may pay on our credit facilities is difficult to predict.

If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on our Credit card and other loans, our profitability would be adversely affected. Conversely, our profitability could also be adversely affected if the interest we receive on our Credit card and other loans falls more quickly than the interest we pay on deposits and other borrowings. While the interest rate increases to date have resulted in a nominal benefit on our results, there can be no assurance that future rate increases will not impact us negatively. We recognize that a customers’ ability and willingness to repay us can be negatively impacted by factors such as inflation, which may result in greater delinquencies that lead to greater credit losses, as reflected in our increased Allowance for credit losses. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures persist, they could magnify the slowdown in the domestic and global economies and increase the risk of a recession or prolonged economic slowdown, which may adversely impact our business, results of operations and financial condition.

Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.

As of February 22, 2023, we had an aggregate of 144,986,708 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 5,329,044 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 672,776 shares have been issued and 1,927,320 shares are issuable upon vesting of restricted stock awards and restricted stock units. We have reserved for issuance 1,500,000 shares of our common stock, 241,603 of which remain issuable, under our 401(k) and Retirement Savings Plan as of December 31, 2022. In addition, we may issue shares of our common stock in connection with acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such transactions could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.

The market price and trading volume of our common stock may be volatile and our stock price could decline.

The trading price of shares of our common stock has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price of our common stock may be affected by a number of factors, including our operating results, changes in our earnings estimates, additions or departures of key personnel, our financial condition, legislative and regulatory changes, general conditions in the industries in which we and our brand partners operate, general economic conditions, and general conditions in the securities markets. Other risks described in this Annual Report on Form 10-K could also materially adversely affect our share price.

There is no guarantee that we will pay future dividends or repurchase shares at a level anticipated by stockholders, which could reduce returns to our stockholders. Decisions to declare future dividends on, or repurchase, our common stock will be at the discretion of our Board of Directors based upon a review of relevant considerations.

Since October 2016, our Board of Directors has declared quarterly cash dividend payments on our outstanding common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors. The Board’s determination to declare dividends on, or repurchase shares of, our common stock will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable laws and regulations, including those governing our Banks’ ability to pay dividends and make distributions or other payments to us, and other factors that the Board of Directors deems relevant. For example, beginning with the second quarter of 2020, our Board of Directors reduced our quarterly dividend payment by 67% from $0.63 to $0.21 per quarter. Based on an evaluation of these factors, the Board of Directors may determine in the future not to declare dividends at all, to declare dividends at a reduced amount, not to repurchase shares or to repurchase shares at reduced levels compared to historical levels, any or all of which could reduce returns to our stockholders.

We are a holding company and depend on payments from our subsidiaries.

Bread Financial Holdings, Inc., our parent holding company, depends on dividends, distributions and other payments from subsidiaries, particularly our Banks, to fund dividend payments, any potential share repurchases, payment obligations, including debt obligations, and to provide funding and capital, as needed, to our other operating subsidiaries. Banking laws and regulations and our banking regulators may limit or prohibit our transfer of funds freely, either to or from our subsidiaries, at any time. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations or otherwise achieve strategic objectives. For more information, see “Business — Supervision and Regulation”.

In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments and estimates in determining the allowance for credit losses, accruals for employee-related liabilities, accruals for uncertain tax positions, valuation allowances on deferred tax assets and legal contingencies. We also make assumptions, judgments and estimates for items such as the fair value of financial instruments, goodwill, long-lived assets and other intangible assets, impairment, the fair value of stock awards, as well as the recognition of revenue. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the Consolidated Financial Statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

Legal, Regulatory and Compliance Risks

Our business is subject to extensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition.

We, primarily through our Banks and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking and consumer financial protection regulations are intended to protect consumers, depositors’ funds, the DIF, and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Federal and state legislative bodies and regulatory agencies continually review banking laws, regulations and policies for possible changes. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in supervision, often impose additional compliance costs. The scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Further, the scope of regulation and the intensity of supervision will likely remain high in the current regulatory environment, including with respect to late fees, interchange fees and other matters. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit what we may charge for certain banking services, among other things. Most recently, in February 2023, the CFPB published a proposed rule with request for public comment that would: (i) decrease the safe harbor dollar amount for credit card late fees to $8 and eliminate a higher safe harbor dollar amount for subsequent late payments; (ii) eliminate the annual inflation adjustments that currently exist for the late fee safe harbor dollar amounts; and (iii) require that late fees not exceed 25% of the consumer’s required minimum payment. The “safe harbor” dollar amounts referenced in the CFPB’s proposed rulemaking refer to the amounts that credit card issuers may charge as late fees under the CARD Act. Under the CARD Act, as implemented, these safe harbor amounts have been subject to annual adjustment based on changes in the consumer price index, and the safe harbor amounts are currently set at $30 for an initial late fee and $41 for subsequent late fees in one of the next six billing cycles. Accordingly, the proposed $8 safe harbor amount on late fees (and proposed elimination of the annual inflation-based adjustment thereto) would represent a significant decrease from the current safe harbor amounts. In addition, the proposed rulemaking seeks comment on whether late fees should be prohibited if the applicable payment is made within 15 days of the due date and whether, as a condition to utilizing the safe harbor, credit card issuers should be required to offer automatic payment options and/or provide certain notifications of upcoming payment due dates. We are closely monitoring the content and timing of the CFPB’s proposed rulemaking and its impact on our business.

We expect that we, like the rest of the banking sector, will remain subject to increased regulation and supervision of our industry by bank regulatory agencies and that there may be additional and changing requirements and conditions imposed on us, any of which could increase our costs, require increased management attention, and adversely impact our results of operations.

In connection with their continuous supervision and examinations of us, the FDIC, CFPB and/or other regulatory agencies may require changes in our business or operations, and any such changes may be judicially enforceable or impractical for us to contest. We may also become subject to formal or informal enforcement and other supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Enforcement and other supervisory actions also can result in the imposition of civil monetary penalties or injunctions, related litigation by private plaintiffs, damage to our reputation, and a loss of customer or investor confidence. We could be required, as well, to dispose of specified assets and liabilities within a prescribed period of time. As a result, any enforcement or other supervisory action could have an adverse effect on our business, results of operations, financial condition and prospects.

In addition, changes in the regulatory and supervisory environments could adversely affect us in substantial and unpredictable ways, including by limiting the types of financial services and products we may offer, enhancing the ability of others to offer more competitive financial services and products, restricting our ability to make acquisitions or pursue other profitable opportunities, and negatively impacting our results of operations and financial condition. Changes in the prevailing interpretations of federal or state laws and related regulations could also invalidate or call into question the legality of certain of our services and business practices.

Our failure to comply with the laws, regulations, and supervisory actions to which we are subject, even if the failure is inadvertent or reflects a difference in interpretation, could subject us to fines, other penalties, and restrictions on our business activities, any of which could adversely affect our business, results of operations, financial condition, cash flows, capital base, and/or the price of our securities.

See “Business — Supervision and Regulation” for more information about certain laws and regulations to which we are subject and their impact on us.

Litigation and other actions and disputes could subject us to significant fines, penalties, judgments and/or requirements resulting in significantly increased expenses, damage to our reputation and/or a material adverse effect on our business.

Businesses in the financial services and payments industry has historically been, and continue to be, subject to significant legal actions, including class action lawsuits. Many of these actions have included claims for substantial compensatory or punitive damages. While we have historically relied on our arbitration clause (which includes a class action waiver) in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will always be successful in enforcing our arbitration clause in the future. There may also be legislative, regulatory or other efforts to limit or eliminate the use of arbitration clauses or class action waivers, and if our arbitration provisions are found to be unenforceable or are otherwise limited or eliminated, our exposure to class action litigation could increase significantly. Further, even if our arbitration clause remains enforceable, we may be subject to mass arbitrations in which large groups of consumers bring arbitrations against us simultaneously. The continued focus of merchants on issues relating to the acceptance of various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation.

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

Federal and state laws and regulations extensively regulate the operations of our Banks, including to limit the ability of the Banks to pay dividends or make other distributions to us. Many of these laws and regulations are intended to maintain the safety and soundness of our Banks, and they impose significant restraints on them to which other non-regulated entities are not subject.

Our Banks must maintain minimum amounts of regulatory capital. If the Banks do not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our liquidity, ability to grow our business and financial condition. To pay any dividend, the Banks must each maintain adequate capital above regulatory guidelines. Accordingly, neither CB nor CCB may be able to make any of their cash or other assets available to us, including to service our indebtedness. If either of our Banks were to fail to meet any of the capital requirements to which it is subject, we may be required to provide them with additional capital, which could also impair our ability to service our indebtedness.

In addition, under the “source of strength” requirement, we are required to serve as a source of financial strength to our Banks and may not conduct our operations in an unsafe or unsound manner. Under these requirements, in the future, we could be required to provide financial assistance to our Banks if the Banks experience financial distress. This support may be required at times when we might otherwise have determined not to provide it or when doing so is not otherwise in our interests or the interests of our stockholders or creditors.

If legislative attempts to amend the BHC Act to eliminate the exclusion of credit card banks or industrial loan companies from the definition of “bank” are successful, or if we voluntarily take such action that results in the Parent Company becoming a federally-regulated BHC, we would become subject to additional regulation applicable to BHCs, which could increase our compliance and regulatory costs and have other effects that could be materially adverse to our business.

The Dodd-Frank Act mandates multiple studies, which could result in future legislative or regulatory action. In particular, the Government Accountability Office issued its study on whether it is necessary, in order to strengthen the safety and soundness of institutions or the stability of the financial system of the United States, to eliminate the exemptions to the definition of “bank” under the BHC Act for certain institutions including limited purpose credit card banks and industrial loan companies. The study did not recommend the elimination of these exemptions. However, legislation is periodically introduced that would eliminate this exception for industrial loan companies and other “non-bank banks”. If such legislation were enacted without any grandfathering of or accommodations for existing institutions, we could be required to become a BHC.

As a BHC, we and our non-bank subsidiaries would be subject to supervision, regulation and examination by the Federal Reserve Board. We would be required to provide annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHC Act, and applicable regulations. In addition, we would be subject to consolidated regulatory capital requirements.

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, a BHC may only engage in, or own companies that engage in, activities deemed by the Federal Reserve Board to be permissible for BHCs or financial holding companies. Activities permissible for BHCs are those that are so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. Permissible activities for financial holding companies include those “so closely related to banking as to be a proper incident thereto” as well as certain additional activities deemed “financial in nature or incidental to such financial activity” or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of the depository institution or the financial system. If we were required to become a BHC, we may be required to modify or discontinue certain of our business activities, which may materially adversely affect our results of operations and financial condition.

Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.

We are generally unable to control the amount of premiums that are required to be paid for FDIC insurance. If there are bank or financial institution failures, we may be required to pay significantly higher premiums than the levels currently imposed or additional special assessments or taxes that could adversely affect our earnings. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause us material financial loss.

The Bank Secrecy Act and the PATRIOT Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the PATRIOT Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of partners and customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Financial Crimes Enforcement Network (FinCEN), a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the Federal Banking Agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service (IRS).

Regulation in the areas of privacy, data protection, data governance, account access and information and cyber security could increase our costs and affect or limit our business opportunities and how we collect and/or use personal information.

Legislators and regulators in the United States and other countries are increasingly adopting or revising privacy, data protection, data governance, account access, and information and cyber security laws, including data localization, authentication and notification laws. As such laws are interpreted and applied (in some cases, with significant differences or conflicting requirements across jurisdictions), compliance and technology costs will continue to increase, particularly in the context of ensuring that adequate data governance, data protection, data transfer and account access mechanisms are in place.

Compliance with current or future privacy, data protection, data governance, account access, and information and cyber security laws could significantly impact our collection, use, sharing, retention and safeguarding of consumer and/or employee information and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability. Our failure to comply with such laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand.

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

Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could have a material adverse effect on our business, operating results or financial condition. The actions we take to protect our trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. Third parties may also assert infringement claims against us. Any claims and an adverse determination in any resulting litigation could subject us to significant liability for damages and require us to either design around a third party’s patent or license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of our time and resources. Further, our competitors or other third parties may independently design around or develop similar technology, or otherwise duplicate our services or products in a way that would preclude us from asserting our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property or confidential and proprietary information, or provide an adequate remedy in the event of an unauthorized disclosure.

Aspects of our platform include software covered by open source licenses. United States courts have not interpreted the terms of various open source licenses, but could interpret them in a manner that imposes unanticipated conditions or restrictions on our platform. If portions of our proprietary software are determined to be subject to an open source license, we could also be required to, under certain circumstances, publicly release or license, at no cost, our products that incorporate the open source software or the affected portions of our source code. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or other contractual protections regarding infringement, misappropriation, security vulnerabilities, defects or errors in the code or other violations, any of which could result in liability to us and negatively impact our business, results of operations, profitability and financial condition.

We have international operations that subject us to various international risks as well as increased compliance and regulatory risks and costs.

We have international operations, primarily in India, and some of our third-party service providers provide services to us from other countries, all of which subject us to a number of international risks, including, among other things, sovereign volatility and socio-political instability. Any future social or political instability in the countries in which we operate could have a material adverse effect on our business. U.S. regulations also govern various aspects of the international activities of domestic corporations and increase our compliance and regulatory risks and costs. Any failure on our part or the part of our service providers to comply with applicable U.S. regulations, as well as the regulations in the countries and markets in which we or they operate, could result in fines, penalties, injunctions or other similar restrictions, any of which could have a material adverse effect on our business, results of operations and financial condition.

Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We are subject to tax laws and regulations in U.S. federal, state, local and foreign jurisdictions. From time to time legislative initiatives may be proposed, which, if enacted, may impact our effective tax rate and could adversely affect our deferred tax assets, tax positions and/or our tax liabilities. In addition, U.S. federal, state, local, and foreign tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our historical tax positions will not be challenged by the relevant taxing authorities, or that we would be successful in defending our positions in connection with any such challenge.

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

Cybersecurity, Technology and Vendor Risks

We rely on third-party vendors to provide various products and services that are important to our operations, and our business could be adversely impacted if our vendors fail to fulfill their obligations.

Some services important to our business are outsourced to third-party vendors, and we contract with numerous other third-party vendors for a range of products and services. The inability or failure of these vendors to deliver products and services at contracted service levels or standards and in a timely manner could adversely affect our business. In addition, if a third-party vendor fails to meet other contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyberattack or other security breach, our business operations could suffer economic or reputational harm that could have a material adverse impact on our business and results of operations. Further, if our significant vendors are unable or unwilling to fulfill or renew our existing contracts on current terms, we might not be able to replace the related product or service at the same cost, in a timely fashion, or at all, any of which could negatively impact our profitability, business and operations, in some cases materially.

We recently completed the transition of our credit card processing services to strategic outsourcing partners. The transition was a significant and complex undertaking, which resulted in unanticipated platform stability issues and related impacts that have adversely impacted, and may continue to adversely impact, our business, results of operations, reputation and brand.

In late June 2022, we completed the transition of our credit card processing services to strategic outsourcing partners, including Fiserv for our core processing services and Microsoft for related cloud infrastructure services. As we described in our 2021 Annual Report on Form 10-K, transitioning these services from our legacy platforms to strategic partners with established systems and functionality presented significant risks, including, but not limited to, potential losses or corruption of data, changes in security processes, implementation delays and cost overruns, resistance from current partners and account holders, disruption to operations, loss of customization or functionality, reliability issues with legacy systems prior to cutover and incurrence of outsized consulting costs to complete the transition. In addition, as previously disclosed, the pursuit of multiple new product integrations and outsourcing transitions simultaneously increased the complexity and risk, as well as magnified the potential for the unintended consequences, including an inability to retain or replace key personnel during the transition as well as the incurrence of unexpected expenses as we adopted new processes for managing these service providers and established controls and procedures to ensure regulatory compliance. In connection with the transition, we experienced unanticipated issues with platform stability, which resulted in outages and interruptions in our call center operations and online customer service platforms. These outages and interruptions resulted in a number of adverse impacts, including customer complaints, negative social media postings, reputational damage, regulatory scrutiny, lost potential revenue, remediation costs, timing-related impacts to our Delinquency rate and Net loss rate data, and increased consulting and professional fees. These challenges associated with the transition have adversely impacted, and may continue to adversely impact, our business, results of operations, financial condition, and result in damage to our reputation and our brand. Moreover, now that we have completed this transition, it would be difficult and disruptive for us to replace certain of these third-party vendors, particularly Fiserv, in a timely or seamless manner if they were unwilling or unable to continue to provide us with these services in the future (as a result of their financial or business conditions or otherwise), which could materially impact our business and operations.

Failure to safeguard our data and consumer privacy could affect our reputation among our partners and their customers, and may expose us to legal claims.

Although we have extensive physical and cyber security controls and associated procedures, our data has in the past been and in the future may be subject to unauthorized access. In such instances of unauthorized access, we may have data loss that could harm our customers and brand partners. This in turn could lead to reputational risk as concerns with security and privacy of data may result in consumers not wanting to participate in our product offerings. We also have arrangements in place with our partners and other third parties through which we share and receive information about their customers who are or may become our customers, which magnifies certain information security issues. Information security risks for large financial institutions have increased with the adoption of new technologies, including those used on mobile devices, to conduct financial and other business transactions, and the increased sophistication and activity level of threat actors. The use of our products and services could decline if any compromise of physical or cyber security occurred. In addition, any unauthorized release of customer information or any public perception that we released customer information without authorization, could subject us to legal claims from our partners or their customers, consumers or regulatory enforcement actions, which may adversely affect our partner relationships and result in damage to our reputation and our brand. We cannot be certain that our cybersecurity insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.

Business interruptions, including loss of data center capacity, interruption due to cyber-attacks, loss of network connectivity or inability to utilize proprietary software of third party vendors, could affect our ability to timely meet the needs of our partners and customers and harm our business.

Our ability, and that of our third-party service providers and brand partners, to protect our data centers and other facilities and systems against damage, loss or performance degradation from power loss, network failure, cyber-attacks, including ransomware or denial of service attacks, insider threats, hardware and software defects or malfunctions, human error, computer viruses or other malware, public health crises, disruptions in telecommunications services, fraud, fires and other disasters and other events is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large amounts of data, as well as periodically expand and upgrade our technology capabilities. Any damage to our data centers or other facilities and systems, or those of our third-party service providers or brand partners, any failure of our network links that interrupts our operations or any impairment of our ability to use our software or the proprietary software of third party vendors, including impairments due to cyber-attacks, could adversely affect our ability to meet our partners’ and customers’ needs and their confidence in utilizing us for future services. In addition, any failure to successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies in a timely manner could have an adverse impact on our business if we are not able to be competitive with other financial services companies, and could also adversely impact our internal controls (including internal controls over financial reporting), results of operations, and financial condition.

If we are not able to invest successfully in, and compete at the leading edge of, technological developments in our industry, our revenue and profitability could be materially adversely affected.

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

The process of developing new products and services, enhancing existing products and services and adapting to technological changes and evolving industry standards is complex, costly and uncertain, and any failure by us to anticipate partners’ and customers’ changing needs and emerging technological trends accurately could significantly impede our ability to compete effectively. Partner and customer adoption is a key competitive factor and our competitors may develop products, platforms or technologies that become more widely adopted than ours. In addition, we may underestimate the time and expense we must invest in new products and services before they generate significant revenues, if at all. Our use of artificial intelligence and machine learning is subject to risks related to flaws in our algorithms and datasets that may be insufficient or contain biased information. These deficiencies could undermine the decisions based on impact to data quality, predictions or analysis such technologies produce, subjecting us to competitive harm, legal liability, and harm to our reputation or brand.

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

Risks Related to the LoyaltyOne Spinoff

The LoyaltyOne spinoff could result in substantial tax liability to us and our stockholders, and more generally we could be adversely affected by the performance of, or disputes involving, LVI.

In November 2021, we completed the spinoff of our former LoyaltyOne segment, consisting of the Canadian AIR MILES® Reward Program and the Netherlands-based BrandLoyalty businesses, into an independent, publicly traded company, LVI. As part of the spinoff, we retained 19% of the outstanding shares of common stock of LVI.

We received a private letter ruling, or PLR, from the IRS and an opinion from our tax advisor to the effect that the spinoff of our former LoyaltyOne segment qualified as tax-free for U.S. federal income tax purposes for us and our stockholders (except for cash received in lieu of fractional shares). However, if the factual assumptions or representations made by us in connection with the delivery of the PLR opinion are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we may not be able to rely on the PLR opinion. Furthermore, the PLR does not address all the issues that are relevant to determining whether the spinoff qualified for tax-free treatment, and the opinion from our tax advisor is not binding on the IRS or the courts. If, notwithstanding receipt of the PLR and the opinion from our tax advisor, the spinoff transaction and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spinoff transaction is taxable, each holder of our common stock who received shares of LVI in connection with the spinoff would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

Even if the spinoff otherwise qualifies as a tax-free transaction, the distribution would be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of LVI are deemed to be part of a plan or series of related transactions that included the spinoff. In this event, the resulting tax liability could be substantial, and could discourage, delay or prevent a change of control of us. In connection with the spinoff, we entered into a tax matters agreement with LVI, pursuant to which LVI agreed to not enter into any transaction that could cause any portion of the spinoff to be taxable to us without our consent and to indemnify us for any tax liability resulting from any such transaction. Subsequently, we agreed to accommodate LVI’s potential disposition of certain assets. While we believe that such disposition should not affect the qualification of the spinoff as a tax-free transaction, it is possible the IRS could disagree and successfully assert that the spinoff should be taxable to us and our shareholders that received LVI shares in the spinoff. In addition, it is possible that the IRS could view this disposition as inconsistent with the PLR and, as a result, the IRS could take the position that we cannot rely on the PLR.

More generally, we could continue to be adversely affected by the performance of LVI. During 2022, LVI’s stock price decreased significantly and, as a result, we wrote down the value of our 19% shareholding in LVI from $50 million as of December 31, 2021 to $6 million as of December 31, 2022. While we had intended to divest our ownership position in LVI in a tax-efficient manner within 12 months of the spinoff, market conditions and other factors prevented us from doing so. As such, we may be unable to divest our ownership position in LVI a timely manner and may be required to write down further the value of our position. Also, our post-spinoff arrangements and relationships with LVI may be impacted by the performance of LVI.

Moreover, though we believe that our process and decision-making with respect to the spinoff transaction were entirely appropriate, we could become involved in disputes with LVI or other third parties relating to the spinoff. Any dispute relating to the spinoff could distract management, result in legal and other costs, and otherwise adversely impact our financial position, results of operations and financial condition.

RISK MANAGEMENT

Our Enterprise Risk Management (ERM) program is designed to ensure that all significant risks are identified, measured, monitored and addressed. Our ERM program reflects our risk appetite, governance, culture and reporting. We manage enterprise risk using our Board-approved Enterprise Risk Management Framework, which includes Board-level oversight, risk management committees, and a dedicated risk management team led by our Chief Risk Officer (CRO). Our Board and executive management determine the level of risk the Company is willing to accept in pursuit of its objectives through the ERM program and the well-defined risk appetite statements developed thereunder. We utilize the “three lines of defense” risk management model to assign roles, responsibilities and accountabilities in the Company for taking and managing risk.

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

Risk Management Roles and Responsibilities

In addition to our Board and Board Committees, responsibility for risk management also flows to other individuals and entities throughout the Company, including various management committees and executive management. Our ERM Framework defines our “three lines of defense” risk management model, which includes the following:
•The “first line of defense” is comprised of the business areas that engage in activities that generate revenue or provide operational support or services that introduce risk to the Company. As the business owner, the first line of defense is responsible for, among other things, identifying, owning, managing and controlling key risks associated with their activities, timely addressing issues and remediation, and implementing processes and procedures to strengthen the risk and control environment. The first line of defense identifies and manages key risk indicators and risks and controls consistent with the Company’s risk appetite. The executive officers who serve as leaders in the “first line of defense,” are responsible for ensuring that their respective functions operate within established risk limits, in accordance with our risk appetite. These leaders are also responsible for identifying risks, considering risk when developing strategic plans, budgets and new products, and implementing appropriate risk controls when pursuing business strategies and objectives. In addition, these leaders are responsible for deploying sufficient financial resources and qualified personnel to manage the risks inherent in our business activities.
•The “second line of defense” consists of an independent risk management team charged with oversight and monitoring of risk within the business. The second line of defense is responsible for, among other things, formulating our ERM Framework and related policies and procedures, challenging the first line of defense and identifying, monitoring and reporting on aggregate risks of the business and support functions.
Our risk management team, which is led by our CRO and includes compliance, provides oversight of our risk profile and is responsible for maintaining a compliance program that includes compliance risk assessment, policy development, testing and reporting activities.
The CRO manages our risk management team and is responsible for establishing and implementing standards for the identification, management, measurement, monitoring and reporting of risk on an Enterprise-wide basis. The CRO is responsible for developing an appropriate risk appetite with corresponding limits that aligns with supervisory expectations, and proposing our risk appetite to the Board of Directors. The CRO regularly reports to the Risk Committee as well as the Banks’ Risk and Compliance Committees on risk management matters.
•The “third line of defense” is comprised of the Global Audit organization. The third line of defense provides an independent review and objective assessment of the design and operating effectiveness of the first and second lines of defense, governance, policies, procedures, processes and internal controls, and reports its findings to executive management and the Board, through the Audit Committee. Global Audit is responsible for performing periodic, independent reviews and testing compliance with the Company’s and the Banks’ risk management policies and standards, as well as with regulatory guidance and industry best practices. Global Audit also assesses the design of the Company'’ and the Banks’ policies and standards and validates the effectiveness of risk management controls, and reports the results of such reviews to the Audit Committee.

Management Committees

The Company operates several internal management committees, including at each of our Banks a Bank Risk Management Committee (BRMC) and, effective January 2023, an IT Governance Committee (ITGC). The BRMCs and ITGCs are the highest-level management committees at the Banks to oversee risks and are responsible for risk governance, risk oversight and making recommendations on the Banks’ risk appetite. The BRMCs and ITGC’s monitor compliance with limits and related escalation requirements, and oversee implementation of risk policies.

In addition to the BRMCs, we maintain the following risk management committees at each of our Banks to oversee the risks listed below: the Credit Risk Management Committee; Compliance Risk Management Committee; Operational Risk Management Committee; Model Risk Management Committee; and the Asset & Liability Management Committee. Each of these Committees is responsible for one or more of the Banks’ eight risk categories, which are described in greater detail below under the heading “Risk Categories”. For its risk category(ies) of responsibility, each Committee provides risk governance, risk oversight and monitoring. Each Committee reviews key risk exposures, trends and significant compliance matters, and provides guidance on steps to monitor, control and escalate significant risks. We include the risk information provided by the BRMCs and the ITGC, and these management risk committees, along with additional risk information that is identified at the Parent Company level in our determination and assessment of the risks that are presented to and discussed with our Board and Board Committees.

Risk Categories

We have divided risk into the following eight categories: credit, market, liquidity, operational, compliance, model, strategic and reputational risk. We evaluate the potential impact of a risk event on us (including our subsidiaries) by assessing the customer, partner, financial, reputational, and legal and regulatory impacts.

Credit Risk

Credit Risk is the risk arising from an obligor’s failure to meet the terms of any contract or otherwise perform as agreed. Credit Risk is found in all activities in which settlement or repayment depends on counterparty, issuer, or borrower performance.
We are exposed to credit risk relating to the credit card, installment or other loans we make to our customers. Our credit risk relates to the risk that consumers using the private label, co-brand, general purpose or business credit cards or installment or other loans that we issue will not repay their loan balances. To minimize our risk of credit card, installment or other loan write-offs, we have developed automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new accountholders, establishing or adjusting accountholder credit limits and applying our risk-based pricing. The credit risk on our credit card, installment or other loans is quantified through our Allowance for credit losses which is recorded net with Credit card and other loans on our Consolidated Balance Sheets. Credit risk is overseen and monitored by the Credit Risk Management Committee.

Market Risk

Market Risk includes interest rate risk which is the risk arising from movements in interest rates. Interest rate risk results from:
•differences between the timing of rate changes and the timing of cash flows (repricing risk);
•changing rate relationships among different yield curves affecting an organization’s activities (basis risk);
•hanging rate relationships across the spectrum of maturities (yield curve risk); and
•interest-related options embedded in certain products (options risk).
Our principal market risk exposures arise from volatility in interest rates and their impact on economic value, capitalization levels and earnings. We use various market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates on our Net interest income. The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on Net interest income from an instantaneous and sustained 100 basis point increase or decrease in interest rates. Due to the mix of fixed and floating rate assets and liabilities on our Consolidated Balance Sheet as of December 31, 2022, this hypothetical instantaneous 100 basis point increase or decrease in interest rates would have an insignificant impact on our annual Net interest income. Actual changes in our Net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in interest rates. The Asset & Liability Management Committee assists the Banks’ Board of Directors and Bank Management in overseeing, reviewing, and monitoring market risk.

Liquidity Risk

Liquidity Risk is the risk arising from an inability to meet obligations when they come due. Liquidity Risk includes the inability to access funding sources or manage fluctuations in funding levels. Liquidity Risk also results from an organization’s failure to recognize or address changes in market conditions. The primary liquidity objective is to maintain a liquidity profile that will enable us, even in times of stress or market disruption, to fund our existing assets and meet liabilities in a timely manner and at an acceptable cost. Policy and risk appetite limits require the Company and the Banks to ensure that sufficient liquid assets are available to survive liquidity stresses over a specified time period. The Asset & Liability Management Committee assists the Banks Board of Directors and Bank Management in overseeing, reviewing, and monitoring liquidity risk.

Operational Risk

Operational Risk is the risk arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. Operational losses result from internal fraud; external fraud; inadequate or inappropriate employment practices and workplace safety; failure to meet obligations involving customers, partners, products, and business practices; damage to physical assets; business disruption and systems failures; and/or failures in execution, delivery, and process management.

Operational risk is inherent in all business activities and can impact us through direct or indirect financial loss, brand damage, customer dissatisfaction, and legal and regulatory penalties. The Company has implemented a comprehensive operational risk framework that is defined in the Operational Risk Management Policy. The Operational Risk Management Committee, chaired by our Chief Operational Risk Officer, oversees and monitors operational risk exposures, including escalating issues and recommending policies, procedures and practices to manage operational risks.

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

Compliance Risk

Compliance Risk is the risk arising from violations of laws or regulations, or from nonconformance with prescribed practices, internal policies and procedures, or ethical standards. This risk exposes organizations to fines, payment of damages, and the voiding of contracts. Our Compliance organization is responsible for establishing and maintaining our Compliance Risk Management Program. Pursuant to this Program, we seek to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the legal and regulatory risks to which we are exposed. The Compliance Risk Management Committee, chaired by the Chief Compliance Officer, oversees the implementation and execution of the Compliance Management System and monitors compliance exposures to manage compliance risks.

Model Risk

Model Risk is the risk arising from decisions based on incorrect or misused model outputs and reports. Model risk occurs primarily for three reasons: (1) a model may have fundamental errors and produce inaccurate outputs when viewed against its design objective and intended business uses; (2) a model may be used incorrectly or inappropriately, or there may be a misunderstanding about its limitations and assumptions; or (3) the model produces results that are not compliant with fair lending or other laws and regulations.

We manage model risk through a comprehensive model governance framework, including policies and procedures for model development, maintenance and performance monitoring activities, independent model validation and change management capabilities. We also assess model performance on an ongoing basis. Model Risk oversight and monitoring is conducted by the Model Risk Management Committee.

Strategic Risk

Strategic Risk is the risk arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the industry and operating environment. This risk is a function of an organization’s strategic goals, business strategies, resources, and quality of implementation. Strategic decisions are reviewed and approved by business leaders and various committees and must be aligned with our Company policies. We seek to manage strategic and business risks through risk controls embedded in these processes, as well as overall risk management oversight over business goals. Existing product performance is reviewed periodically by various of our Committees and executive management.

Reputational Risk

Reputational Risk is the risk arising from negative public opinion. This risk may impair our competitiveness by affecting our ability to establish new relationships or services, or continue servicing existing relationships. Reputational Risk is inherent in all activities and requires us to exercise caution in dealing with stakeholders, such as customers, counterparties, correspondents, investors, regulators, employees, and the community. Executive management is responsible for considering the reputational risk implications of business activities and strategies, and ensuring the relevant subject matter experts are engaged as needed.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of December 31, 2022, we leased 14 general office properties, comprised of approximately 1 million square feet. These facilities are used to carry out our operational, sales and administrative functions. Our principal facilities are as follows:

Location	Approximate Square Footage		Lease Expiration Date
Chadds Ford, Pennsylvania	9,853		April 30, 2027
Coeur D'Alene, Idaho	114,000		July 31, 2038
Columbus, Ohio	326,354	(1)	September 12, 2032
Columbus, Ohio	103,161		June 30, 2024
Draper, Utah	22,869	(1)	August 31, 2031
New York, New York	18,500		January 31, 2026
Plano, Texas	27,925	(1)	June 30, 2026
Wilmington, Delaware	5,198		June 30, 2023
______________________________
(1)Excludes square footage of subleased portion.

We believe our current facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

Item 3.    Legal Proceedings.

Refer to Part I, Item 1A, “Risk Factors—Legal, Regulatory and Compliance Risks” and Note 15 “Commitments and Contingencies” to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE, and trades under the symbol “BFH”.

Holders

As of February 22, 2023, the closing price of our common stock was $40.23 per share, there were 50,115,421 shares of our common stock outstanding, and there were 99 holders of record of our common stock.

Dividends

Payment of future dividends is subject to declaration by our Board of Directors. Factors considered in determining dividends include, but are not limited to, our profitability, expected capital needs and legal, regulatory and contractual restrictions. See also “Risk Factors—There is no guarantee that we will pay future dividends or repurchase shares at a level anticipated by stockholders, which could reduce returns to our stockholders.”. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.

On January 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on March 17, 2023, to stockholders of record at the close of business on February 10, 2023.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				( Millions)
October 1-31	4,076	$30.61	—	$—
November 1-30	3,651	36.75	—	—
December 1-31	3,816	38.22	—	—
Total	11,543	$35.07	—	$—
______________________________
(1)During the periods presented, 11,543 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the Plan.

Stock Performance Graph

The following Stock Performance Graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (S&P 500 Index), and a published industry index, the S&P Financial Composite Index (S&P Financial Index), over the five-year period commencing December 31, 2017 and ended December 31, 2022. As described under the heading “Business Strategy & Transformation” in “Part I—Item 1. Business” above, through a series of strategic initiatives and transactions, we have simplified our business model as a tech-forward financial services company. In connection with this transformation, we have elected to use the S&P Financial Index as our selected index under Item 201(e)(1)(ii) of Regulation S-K for purposes of this Stock Performance Graph. In our Annual Report on Form 10-K for the year ended December 31, 2021, we included a peer group index as our selected index under Item 201(e)(1)(ii). Accordingly, as required under Item 201(e)(4) of Regulation S-K, we have also included the total stockholder return of a peer group in the Stock Performance Graph below, which consists of the following companies: PayPal Holdings, Inc., MasterCard Incorporated, Synchrony Financial, Discover Financial Services, Fifth Third Bancorp, Key Corp, Citizens Financial Group, Inc., Ally Financial Inc., M&T Bank Corporation, Regions Financial Corporation, Huntington Bancshares Incorporated, Comerica Incorporated, SVB Financial Group and Capital One

Financial Corporation. This peer group is the same as the peer group used in our Annual Report on Form 10-K for the year ended December 31, 2021, except for the removal of Santander Consumer USA Holdings Inc., which was the subject of a take-private transaction in January 2022.

The Stock Performance Graph assumes that $100 was invested in our common stock and each index, and that all dividends were reinvested. For the purpose of this Stock Performance Graph, historical stock prices have been adjusted to reflect the impact of the spinoff of LVI on November 5, 2021. The stock price performance on the graph below is not necessarily indicative of future performance.

Effective March 23, 2022, we changed our corporate name to Bread Financial Holdings, Inc. from Alliance Data Systems Corporation, and on April 4, 2022, we changed our ticker to “BFH” from “ADS” on the NYSE.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG BREAD FINANCIAL HOLDINGS, INC.,
S&P 500 INDEX, THE S&P FINANCIAL INDEX AND A PEER GROUP

DOLLARS
300
250
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Bread Financial Holdings, Inc.
S&P 500 Index
S&P Financial Index
2022 Peer Group Index

Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved

	Bread Financial Holdings, Inc.	S&P 500 Index	S&P Financial Index	2022 Peer Group Index
December 31, 2017	$100.00	$100.00	$100.00	$100.00
December 31, 2018	59.98	95.62	86.97	98.31
December 31, 2019	45.92	125.72	114.91	141.60
December 31, 2020	31.08	148.85	112.96	184.87
December 31, 2021	35.39	191.58	152.54	196.11
December 31, 2022	20.37	156.89	136.48	145.48

Our future filings with the SEC may “incorporate information by reference,” including this Annual Report on Form 10-K. Unless we specifically state otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K particularly under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Unless otherwise specified, references to Notes to our Consolidated Financial Statements are to the Notes to our audited Consolidated Financial Statements as of December 31, 2022 and 2021 and for years ended December 31, 2022, 2021 and 2020.

OVERVIEW

We are a tech-forward financial services company that provides simple, personalized payment, lending and saving solutions. We create opportunities for our customers and partners through digitally enabled choices that offer ease, empowerment, financial flexibility and exceptional customer experiences. Driven by a digital-first approach, data insights and white-label technology, we deliver growth for our partners through a comprehensive product suite, including private label and co-brand credit cards and buy now, pay later products such as installment loans and our “split-pay” offerings. We also offer direct-to-consumer solutions that give customers more access, choice and freedom through our branded Bread CashbackTM American Express® Credit Card and Bread SavingsTM products.

Effective March 23, 2022, we changed our corporate name to Bread Financial Holdings, Inc. from Alliance Data Systems Corporation, and on April 4, 2022, we changed our ticker to “BFH” from “ADS” on the NYSE. Neither the name change nor the NYSE ticker change affected our legal entity structure, nor did either change have an impact on our Consolidated Financial Statements. On November 5, 2021, our former LoyaltyOne segment was spun off into an independent public company Loyalty Ventures Inc. (traded on The Nasdaq Stock Market LLC under the ticker “LYLT”) and therefore is reflected herein as Discontinued Operations. Our primary source of revenue is from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

NON-GAAP FINANCIAL MEASURES

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this Annual Report on Form 10-K, constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies. In particular, Pretax pre-provision earnings (PPNR) is calculated by increasing/decreasing Income from continuing operations before income taxes by the net provision/release in Provision for credit losses. We use PPNR as a metric to evaluate our results of operations before income taxes, excluding the volatility that can occur within Provision for credit losses. Tangible common equity over Tangible assets (TCE/TA) represents Total stockholders’ equity reduced by Goodwill and intangible assets, net, (TCE) divided by Tangible assets (TA), which is Total assets reduced by Goodwill and intangible assets, net. We use TCE/TA as a metric to evaluate the Company’s capital adequacy and estimate its ability to cover potential losses. Tangible book value per common share represents TCE divided by shares outstanding. We use Tangible book value per common share as a metric to estimate the Company’s potential value in relation to tangible assets per share. We believe the use of these non-GAAP financial measures provide additional clarity in understanding our results of operations and trends. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, please see “Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures” that follows.

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for 2022, as well as our related outlook for 2023 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information appearing in this Annual Report on Form 10-K, including “Consolidated Results of Operations”, “Risk Factors”, and “Cautionary Note Regarding Forward-Looking Statements”, which provides further discussion of variances in our results of operations over the years of comparison, along with other factors that could impact future results and the Company achieving its outlook.

2022 was a transformational year in which we rebranded to Bread Financial Holdings, Inc. in March, and executed on our strategic objectives, including expanding our product offerings with the launch of the Bread CashbackTM American Express® Credit Card, securing new diverse program agreements and long-term renewals with iconic brands, and advancing our technology modernization through major enhancements to our core platform and surrounding digital assets.

Credit sales of $32.9 billion were up 11% when compared with 2021, driven by organic growth from our existing brand partners, as well as the addition of our new brand partners and new product offerings. Average credit card and other loans of $17.8 billion grew 13%, with End-of-period loan balances up 23%. Growth in Total net interest and non-interest income of 17% exceeded the growth in average Credit card and other loans, compared with 2021; in particular Total interest income increased from the prior year due to higher average loan balances and improved loan yields. Interchange revenue, net of retailer share arrangements increased year-over-year due in part to cardholder and brand partner engagement initiatives, as well as increases in our brand partners’ share of the economics under new retailer share arrangements, while Other non-interest income decreased primarily due to the write-down of our equity method investment in LVI. Total non-interest expenses increased 15%, driven by portfolio growth and ongoing investments in technology modernization, digital advancement, marketing and product innovation.

Provision for credit losses increased relative to 2021 as a result of a reserve build due to the increase in End-of-period loan balances, including through the acquisition of new portfolios in the year, increased net principal losses and a higher reserve rate. Our Allowance for credit losses increased, with a reserve rate of 11.5% as of December 31, 2022, relative to 10.5% as of December 31, 2021. The reserve rate increased due to continued elevated inflation, increasing consumer debt levels and weakening in macroeconomic indicators, negatively affecting our base case scenario outlook, which was partially offset by the addition of higher quality portfolios throughout the year.

Overall, Income from continuing operations of $224 million was down 72% compared with 2021, reflecting a higher Provision for credit losses as discussed previously. We remained disciplined, generating more than 200 basis points of operating leverage for the year, as we managed our expenses in alignment with our revenue and growth outlook, while continuing to invest in our future. We also strengthened our balance sheet and bolstered our financial resilience through greater product and funding diversification, and growth in capital and increased tangible book value.

Our 2023 financial outlook assumes a more challenging macroeconomic landscape. We are closely monitoring the impact of inflation, rising interest rates and other macroeconomic factors on our consumers and partners, which remain difficult to predict and therefore could have an impact on our 2023 outlook. We are experiencing a shift toward non-discretionary spending with payment rates approaching pre-pandemic levels and expecting the unemployment rate to gradually move to the mid-to-upper 4% range by year-end 2023. Our outlook assumes additional interest rate increases by the Federal Reserve Board which will result in a nominal benefit to Net interest income.

Our outlook for growth in Average credit card and other loans in 2023, based on our new and renewed brand partner announcements, visibility into our pipeline, the sale of BJ’s, and the current economic outlook, is in the mid-single digit range relative to 2022. For the year ended December 31, 2022, BJ’s branded co-brand accounts generated approximately 10% of Total net interest and non-interest income. As of December 31, 2022, BJ’s branded co-brand accounts were responsible for approximately 11% of Total credit card and other loans. We expect Total net interest and non-interest income growth for 2023, excluding the BJ’s portfolio gain on sale, to be aligned with growth in Average credit card and other loans; with a full year 2023 Net interest margin expected to be consistent with the 2022 full year rate of 19.2%.

In 2023, as a result of ongoing investments in technology modernization, digital advancement, marketing, and product innovation, along with continued portfolio growth, we anticipate an increase in Total non-interest expenses relative to 2022. We remain focused on delivering nominal positive operating leverage for 2023 as we manage the pace and timing of our investments to align with our full year revenue and growth outlook.

Our 2023 financial outlook also assumes a net loss rate of approximately 7%, inclusive of impacts from the 2022 transition of our credit card processing services as well as continued pressure on consumers’ ability to pay due to persistent inflation.

Although we recognize the more challenging macroeconomic landscape, we remain focused on executing on our strategic priorities and making the investments that position us to drive sustainable, profitable growth.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the year ended December 31, 2022, compared with the year ended December 31, 2021, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment”, above. For a discussion of the financial condition and results of operations for 2021 compared with 2020, please refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, which discussion is incorporated herein by reference.

Table 1: Summary of Our Financial Performance

	Years Ended December 31,			$ Change		% Change
	2022	2021	2020	2022 to 2021	2021 to 2020	2022 to 2021	2021 to 2020
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$3,826	$3,272	$3,298	$554	$(26)	17	(1)
Provision for credit losses	1,594	544	1,266	1,050	(722)	193	(57)
Total non-interest expenses	1,932	1,684	1,731	248	(47)	15	(3)
Income from continuing operations before income taxes	300	1,044	301	(744)	743	(71)	nm
Provision for income taxes	76	247	93	(171)	154	(69)	168
Income from continuing operations	224	797	208	(573)	589	(72)	nm
(Loss) income from discontinued operations, net of income taxes	(1)	4	6	(5)	(2)	(111)	(38)
Net income	223	801	214	(578)	587	(72)	nm

Net income per diluted share	$4.46	$16.02	$4.46	$(11.56)	$11.56	(72)	nm
Income from continuing operations per diluted share	$4.47	$15.95	$4.35	$(11.48)	$11.60	(72)	nm
Net interest margin (1)	19.2%	18.2%	16.8%			1.0	1.4
Return on average equity (2)	9.8%	40.7%	16.7%			(30.9)	24.0
Effective income tax rate - continuing operations	25.4%	23.7%	30.7%			1.7	(7.0)
______________________________
(1)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(2)Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.
(nm) Not meaningful

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Years Ended December 31,			$ Change		% Change
	2022	2021	2020	2022 to 2021	2021 to 2020	2022 to 2021	2021 to 2020
(Millions, except percentages)
Interest income
Interest and fees on loans	$4,615	$3,861	$3,931	$754	$(70)	20	(2)
Interest on cash and investment securities	69	7	21	62	(14)	nm	(64)
Total interest income	4,684	3,868	3,952	816	(84)	21	(2)
Interest expense
Interest on deposits	243	167	238	76	(71)	46	(30)
Interest on borrowings	260	216	261	44	(45)	20	(18)
Total interest expense	503	383	499	120	(116)	31	(23)
Net interest income	4,181	3,485	3,453	696	32	20	1
Non-interest income
Interchange revenue, net of retailer share arrangements	(469)	(369)	(332)	(100)	(37)	27	11
Other	114	156	177	(42)	(21)	(27)	(12)
Total non-interest income	(355)	(213)	(155)	(142)	(58)	66	38
Total net interest and non-interest income	3,826	3,272	3,298	554	(26)	17	(1)
Provision for credit losses	1,594	544	1,266	1,050	(722)	193	(57)
Total net interest and non-interest income, after provision for credit losses	$2,232	$2,728	$2,032	$(496)	$696	(18)	34
______________________________
(nm) Not meaningful

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income increased for the year ended December 31, 2022, primarily resulting from Interest and fees on loans. The increase during the period, relative to the prior year, was due to increases in Average credit card and other loans driven by new originations and moderation in the consumer payment rate, as well as an increase in finance charge yields of approximately 131 basis points.
Interest expense: Total interest expense increased for the year ended December 31, 2022, due to the following:
•Interest on deposits increased $76 million due to higher average interest rates which increased interest expense by approximately $72 million, as well as higher average balances which increased interest expense by $4 million.
•Interest on borrowings increased $44 million due to higher interest rates which increased funding costs $72 million, offset by lower average borrowings which decreased funding costs by approximately $28 million.
Non-interest income: Total non-interest income increased for the year ended December 31, 2022, due to the following:
•Interchange revenue, net of retailer share arrangements increased due to cardholder and brand partner engagement initiatives, as well as increases in our brand partners’ share of the economics under new retailer share arrangements, partially offset by fees earned from increased credit sales.
•Other decreased primarily due to the write-down of our equity method investment in LVI of $44 million.
Provision for credit losses increased for the year ended December 31, 2022, due primarily to a reserve build of $626 million, driven by a 23% higher End-of-period loan balance, higher net principal losses, and a higher reserve rate due to economic scenario weightings in our credit reserve modeling as a result of weakening in macroeconomic indicators, elevated inflation, and the increased cost of overall consumer debt.

Table 3: Summary of Total Non-interest Expenses

	Years Ended December 31,			$ Change		% Change
	2022	2021	2020	2022 to 2021	2021 to 2020	2022 to 2021	2021 to 2020
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$779	$671	$609	$108	$62	16	10
Card and processing expenses	359	323	396	36	(73)	11	(18)
Information processing and communication	274	216	191	58	25	27	13
Marketing expenses	180	160	143	20	17	13	12
Depreciation and amortization	113	92	106	21	(14)	23	(13)
Other	227	222	286	5	(64)	2	(23)
Total non-interest expenses	$1,932	$1,684	$1,731	$248	$(47)	15	(3)

Total Non-interest Expenses
Non-interest expenses: Total non-interest expenses increased for the year ended December 31, 2022, due to the following:
•Employee compensation and benefits increased due to increased salaries, contract labor, which itself was driven by continued digital and technology modernization-related hiring, and incentive compensation, as well as higher volume-related staffing levels.
•Card and processing expenses increased due to higher volumes, primarily related to the acquisition of the AAA credit card portfolio, and higher fraud losses.
•Information processing and communication increased due to an increase in data processing expense driven by the transition of our credit card processing services.
•Marketing expenses increased due to increased spending associated with higher sales and brand partner joint marketing campaigns, as well as on expanding our new brand, products and direct-to-consumer offerings.
•Depreciation and amortization increased due to increased amortization for developed technology associated with the Lon Inc. acquisition, which was completed in December 2020.
Income Taxes

Provision for income taxes decreased for the year ended December 31, 2022, primarily related to a $744 million decrease in Income from continuing operations before income taxes in 2022. The effective tax rate for the year ended December 31, 2022 was 25.4% as compared to 23.7% for the year ended December 31, 2021. The 2022 effective tax rate was unfavorably impacted by lower Income from continuing operations before income taxes and an increase to the deferred tax asset valuation allowance, offset by favorable settlements with tax authorities. The lower effective tax rate in 2021 included a discrete tax benefit related to a favorable settlement with a state tax authority and a discrete tax benefit triggered by the divestiture of our former LoyaltyOne segment.

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the Years Ended December 31,			% Change
	2022	2021	2020	2022 to 2021	2021 to 2020
(Millions, except per share amounts and percentages)
Credit sales	$32,883	$29,603	$24,707	11	20
PPNR(1)	1,894	1,588	1,567	19	1
Average credit card and other loans	17,768	15,656	16,367	13	(4)
End-of-period credit card and other loans	21,365	17,399	16,784	23	4
End-of-period direct-to-consumer deposits	5,466	3,180	1,700	72	87

Return on average assets(2)	1.0%	3.6%	0.9%	(2.6)	2.7
Return on average equity(3)	9.8%	40.7%	16.7%	(30.9)	24.0

Net interest margin(4)	19.2%	18.2%	16.8%	1.0	1.4
Loan yield(5)	26.0%	24.7%	24.0%	1.3	0.7

Efficiency ratio(6)	50.5%	51.5%	52.5%	(1.0)	(1.0)

Tangible common equity / Tangible assets ratio (TCE/TA)(7)	6.0%	6.6%	3.7%	(0.6)	2.9
Tangible book value per common share (8)	$29.42	$28.09	$16.34	4.7	71.9
Cash dividend per common share	$0.84	$0.84	$1.26	—	(33.3)

Payment rate(9)	16.4%	17.2%	16.2%	(0.8)	1.0

Delinquency rate(10)	5.5%	3.9%	4.4%	1.6	(0.5)
Net loss rate(10)	5.4%	4.6%	6.6%	0.8	(2.0)
Reserve rate	11.5%	10.5%	12.0%	1.0	(1.5)
______________________________
(1)PPNR, is calculated by increasing/decreasing Income from continuing operations before income taxes by the net provision/release in Provision for credit losses. PPNR is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(2)Return on average assets represents annualized Income from continuing operations divided by average Total assets.
(3)Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.
(4)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(5)Loan yield represents annualized Interest and fees on loans divided by Average credit card and other loans.
(6)Efficiency ratio represents Total non-interest expenses divided by Total net interest and non-interest income.
(7)Tangible common equity (TCE) represents Total stockholders’ equity reduced by Goodwill and intangible assets, net. Tangible assets (TA) represents Total assets reduced by Goodwill and intangible assets, net. TCE/TA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(8)Tangible book value per common share represents TCE divided by shares outstanding and is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(9)Payment rate represents consumer payments during the last month of the period, divided by the beginning-of-month credit card and other loans, including held for sale in applicable periods.
(10)Delinquency and Net loss rates as of or for the year ended December 31, 2022 were impacted by the transition of our credit card processing services.

Table 5: Net Interest Margin

	Year Ended December 31, 2022
	Average Balance*	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$3,954	$69	1.75%
Credit card and other loans	17,768	4,615	25.97%
Total interest-earning assets	21,722	4,684	21.56%

Direct-to-consumer (retail) deposits	4,342	81	1.87%
Wholesale deposits	7,358	162	2.21%
Interest-bearing deposits	11,700	243	2.08%

Secured borrowings	5,089	153	2.99%
Unsecured borrowings	1,966	107	5.46%
Interest-bearing borrowings	7,055	260	3.68%
Total interest-bearing liabilities	18,755	503	2.68%

Net interest income		$4,181

Net interest margin (NIM)(1)		19.2%

	Year Ended December 31, 2021
	Average Balance*	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$3,480	$7	0.21%
Credit card and other loans	15,656	3,861	24.66%
Total interest-earning assets	19,136	3,868	20.21%

Direct-to-consumer deposits (retail)	2,490	23	0.91%
Wholesale deposits	7,509	144	1.92%
Interest-bearing deposits	9,999	167	1.67%

Secured borrowings	4,596	112	2.43%
Unsecured borrowings	2,699	104	3.84%
Interest-bearing borrowings	7,295	216	2.95%
Total interest-bearing liabilities	17,294	383	2.21%

Net interest income		$3,485

Net interest margin (NIM)(1)		18.2%
______________________________
(1)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	Years Ended December 31,			% Change
	2022	2021	2020	2022 to 2021	2021 to 2020
(Millions, except percentages)
Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$300	$1,044	$301	(71)	nm
Provision for credit losses	1,594	544	1,266	193	(57)
Pretax pre-provision earnings (PPNR)	$1,894	$1,588	$1,567	19	1

Tangible common equity (TCE)
Total stockholders’ equity	$2,265	$2,086	$1,522	9	37
Less: Goodwill and intangible assets, net	(799)	(687)	(710)	16	(3)
Tangible common equity (TCE)	$1,466	$1,399	$812	5	72

Tangible assets (TA)
Total assets	$25,407	$21,746	$22,547	17	(4)
Less: Goodwill and intangible assets, net	(799)	(687)	(710)	16	(3)
Tangible assets (TA)	$24,608	$21,059	$21,837	17	(4)
______________________________
(nm) Not meaningful

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

The Delinquency rate is calculated by dividing outstanding balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of credit cards and other loans as of the same period-end.

The following table presents the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of December 31:

Table 7: Delinquency Trends on Credit Card and Other Loans

	2022	% of Total	2021	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$20,107	100.0%	$16,590	100.0%
Outstanding balances contractually delinquent:(1)
31 to 60 days	$366	1.8%	$219	1.3%
61 to 90 days	231	1.2	147	0.9
91 or more days	515	2.6	281	1.7
Total	$1,112	5.5%	$647	3.9%
______________________________
(1)As of December 31, 2022 the Outstanding balances contractually delinquent, and the related % of Total (i.e., the Delinquency rate), were impacted by the transition of our credit card processing services.

As part of our collections strategy, we may offer temporary, short term (six-months or less) loan modifications in order to improve the likelihood of collections and meet the needs of our customers. Our modifications for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced or deferred payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these forbearance modification programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our loan modification programs to determine if they represent a more than insignificant delay in payment, in which case they would then be considered a troubled debt restructuring. For additional information, see Note 2 “Credit Card and Other Loans – Modified Credit Card Loans”, to the Consolidated Financial Statements.

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. BNPL loans, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, credit card and other loans, including unpaid interest and fees, as applicable, are charged-off in each month subsequent to 60 days after receipt of the notification of the bankruptcy or death, but in no case longer than 180 days past due for credit card loans and 120 days past due for BNPL loans.

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. The following table presents our net principal losses for the years ended December 31:

Table 8: Net Principal Losses on Credit Card and Other Loans

	2022	2021	2020
(Millions, except percentages)
Average credit card and other loans	$17,768	$15,656	$16,367
Net principal losses	968	720	1,083
Net principal losses as a percentage of average credit card and other loans(1)	5.4%	4.6%	6.6%
______________________________
(1)Net principal losses as a percentage of Average credit card and other loans for the year ended December 31, 2022 was impacted by the transition of our credit card processing services.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has the liquidity and capital resources necessary to support our daily operations, our business growth, our credit ratings related to our secured financings, and meet our regulatory and policy requirements (including capital and leverage ratio requirements applicable to CB and CCB under FDIC regulations) in a cost effective and prudent manner through expected and unexpected market environments.

Our primary sources of liquidity include cash generated from operating activities, our Credit Agreement and issuances of debt securities, and our securitization programs and deposits issued by the Banks, in addition to our ongoing efforts to renew and expand our various sources of liquidity.

Our primary uses of liquidity are for ongoing and varied lending operations, scheduled payments of principal and interest on our debt, operational expenses, capital expenditures, including digital and product innovation and technology enhancements, and dividends.

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

We will also need additional financing in the future to repay or refinance the existing debt at maturity or otherwise and to fund our growth. Given the maturities of our current outstanding debt and the current macroeconomic conditions, it is possible that we will be required to repay or refinance some or all of our maturing debt in volatile and/or unfavorable markets.

Because of the alternatives available to us as discussed above, we believe our short-term and long-term sources of liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including dividend payments, debt service obligations and repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies. However, the adequacy of our liquidity could be impacted by various factors, including macroeconomic conditions and volatility in the financial and capital markets, limiting our access to or increasing our cost of capital, which could make capital unavailable or available on terms that are unfavorable to us. These factors could significantly reduce our financial flexibility and cause us to contract or not grow our business, which could have a material adverse effect on our results of operations and financial condition.

Funding Sources

Credit Agreement

Parent Company, as borrower, and certain of our non-Bank wholly-owned subsidiaries, as guarantors, are party to our Credit Agreement with various agents and lenders dated June 14, 2017, as amended.

As of December 31, 2022, we had $556 million aggregate principal amount of term loans outstanding and a $750 million revolving line of credit under the Credit Agreement; we had no borrowings on our revolving line of credit. The Credit Agreement matures on July 1, 2024.

The Credit Agreement includes various restrictive financial and non-financial covenants. If we do not comply with these covenants, the maturity of amounts outstanding under the Credit Agreement may be accelerated and become payable and the associated commitments may be terminated. As of December 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.

The Credit Agreement was amended in December 2022 to index borrowings to the Secured Overnight Financing Rate (SOFR) with the discontinuation of the London Interbank Offered Rate (LIBOR). SOFR is based on short-term repurchase agreements that are backed by Treasury securities.

Deposits

We utilize a variety of deposit products to finance our operating activities, including funding for our non-securitized credit card and other loans, and to fund the securitization enhancement requirements of the Banks. We offer both direct-to-consumer retail deposit products as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale or brokered deposits). Across both our retail and wholesale deposits, the Banks offer various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date; the Banks also issue certificates of deposit with scheduled maturity dates ranging between January 2023 and December 2027, in denominations of at least $1,000, on which interest is paid either monthly or at maturity.

The following table summarizes our retail and wholesale deposit products by type and associated attributes, as of December 31, 2022 and December 31, 2021:

Table 9: Deposits

	December 31, 2022	December 31, 2021
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$5,466	$3,180
Wholesale	8,321	7,847

Non-maturity deposit products
Non-maturity deposits	$6,736	$5,586
Interest rate range	0.70% - 4.70%	0.05% - 3.50%
Weighted-average interest rate	2.56%	0.68%

Certificates of deposit
Certificates of deposit	$7,051	$5,441
Interest rate range	0.40% - 4.95%	0.20% - 3.75%
Weighted-average interest rate	3.11%	1.91%

Securitization Programs and Conduit Facilities

We sell a majority of the credit card loans originated by the Banks to certain of our master trusts (the Trusts). These securitization programs are a principal vehicle through which we finance the Banks’ credit card loans. We use a combination of public term asset-backed notes and private conduit facilities for this purpose. During the year ended December 31, 2022, $1.6 billion of asset-backed term notes matured and were repaid, of which $74 million were previously retained by us and therefore eliminated from the Consolidated Balance Sheets.

During the year ended December 31, 2022, we obtained increased lender commitments under our private conduit facilities of $2.1 billion and extended the various maturities to June 2023 and July 2023. As of December 31, 2022, total capacity under the conduit facilities was $6.5 billion, of which $6.1 billion had been drawn and was included in Debt issued by consolidated variable interest entities (VIEs) in the Consolidated Balance Sheet.

In April 2022, the World Financial Network Credit Card Master Trust III amended its 2009-VFC conduit facility, increasing the capacity from $225 million to $275 million and extending the maturity to July 2023. In addition, in April 2022, the World Financial Capital Master Note Trust amended its 2009-VFN conduit facility, increasing the capacity from $1.5 billion to $2.5 billion and extending the maturity to July 2023. In June 2022, the Comenity Capital Asset Securitization Trust was formed for the purpose of funding a portfolio acquisition completed in October 2022. The capacity was negotiated to be $1.0 billion and the maturity was set as June 2023.

As of December 31, 2022, we had approximately $15.4 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

The following table shows the maturities of borrowing commitments as of December 31, 2022 for the Trusts by year:

Table 10: Borrowing Commitment Maturities

	2023	2024	Thereafter	Total
(Millions)
Conduit facilities (1)	6,525	—	—	6,525
Total (2)	$6,525	$—	$—	$6,525
______________________________
(1)Amount represents borrowing capacity, not outstanding borrowings.
(2)Total amounts do not include $1.9 billion of debt issued by the Trusts, which was retained by us as a credit enhancement and therefore has been eliminated from the Total.

Early amortization events as defined within each asset-backed securitization transaction are generally driven by asset performance. We do not believe it is reasonably likely that an early amortization event will occur due to asset performance. However, if an early amortization event were declared for a Trust, the trustee of the particular Trust would retain the interest in the loans along with the excess spread that would otherwise be paid to our Bank subsidiary until the investors were fully repaid. The occurrence of an early amortization event would significantly limit or negate our ability to securitize additional credit card loans.

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

Stock Repurchase Programs

On February 28, 2022, the Company’s Board of Directors approved a stock repurchase program to acquire up to 200,000 shares of our outstanding common stock in the open market during the one-year period ending on February 28, 2023. As of March 31, 2022, we had repurchased all 200,000 shares of our common stock available under this program for an aggregate of $12 million. Following their repurchase, these 200,000 shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

Dividends

For the years ended December 31, 2022, 2021 and 2020, we paid $43 million, $42 million and $61 million, respectively, in dividends to our shareholders of common stock. On January 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on March 17, 2023, to stockholders of record at the close of business on February 10, 2023.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments, the vast majority of which relate to deposits, debt issued by consolidated VIEs, long-term and other debt and operating leases.

We believe that we will have access to sufficient resources to meet these commitments.

Cash Flows

The table below summarizes our cash flow activity for the years indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities:

Table 11: Cash Flows

	2022	2021	2020
(Millions)
Total cash provided by (used in):
Operating activities	$1,848	$1,543	$1,883
Investing activities	(5,111)	(1,691)	1,774
Financing activities	3,267	608	(4,167)
Effect of foreign currency exchange rates	—	—	15
Net increase (decrease) in cash, cash equivalents and restricted cash	$4	$460	$(495)

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $1,848 million and $1,543 million for the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the net cash provided by operating activities was primarily driven by cash generated from net income for the period after adjusting for the provision for credit losses.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash used in investing activities was $5,111 million and $1,691 million for the years ended December 31, 2022 and 2021, respective. For the year ended December 31, 2022, the net cash used in investing activities was primarily due to growth in credit sales and the consequential growth in Credit card and other loans, as well as the acquisition of credit card loan portfolios. For the year ended December 31, 2021, the net cash used in investing activities was primarily due to growth in Credit card and other loans, partially offset by the sale of a credit card loan portfolio.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash provided by financing activities was $3,267 million and $608 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the net cash provided by financing activities was primarily driven by a net increase in deposits and net borrowings under conduit facilities. For the year ended December 31, 2021, the net cash provided by financing activities was driven by a net increase in deposits, partially offset by net repayments of securitizations.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we do not believe, at this time, that we have been significantly affected by inflation. For the most part we have relied on operating efficiencies from scale, technology modernization and digital advancement, and expansion in lower cost jurisdictions, in select circumstances, to offset increased costs of employee compensation and other operating expenses. We also recognize that a customer’s ability and willingness to repay us has been negatively impacted by factors such as inflation, which results in greater delinquencies that could lead to greater credit losses, as reflected in our increased Allowance for credit losses. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures continue to persist, they could magnify the slowdown in the domestic and global economies and increase the risk of a recession, which may adversely impact our business, results of operations and financial condition.

With respect to seasonality, our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping period in the fourth quarter and, to a lesser extent, during the first quarter as Credit card and other loans are paid down.

LEGISLATIVE AND REGULATORY MATTERS

CB is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. CCB is also subject to various regulatory capital requirements administered by the FDIC, as well as the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company. For additional information about legislative and regulatory matters impacting us, see “Business–Supervision and Regulation” under Part I of this Annual Report on Form 10-K.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of December 31, 2022 and 2021, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks are considered well capitalized and seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, are as follows as of December 31, 2022:

Table 12: Capital Ratios

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Comenity Bank
Common Equity Tier 1 capital ratio(1)	18.4%	4.5%	6.5%
Tier 1 capital ratio(2)	18.4	6.0	8.0
Total Risk-based capital ratio(3)	19.7	8.0	10.0
Tier 1 Leverage capital ratio(4)	16.7	4.0	5.0

Comenity Capital Bank
Common Equity Tier 1 capital ratio(1)	16.1%	4.5%	6.5%
Tier 1 capital ratio(2)	16.1	6.0	8.0
Total Risk-based capital ratio(3)	17.4	8.0	10.0
Tier 1 Leverage capital ratio(4)	14.9	4.0	8.0

Combined Banks
Common Equity Tier 1 capital ratio(1)	17.0%	4.5%	6.5%
Tier 1 capital ratio(2)	17.0	6.0	8.0
Total Risk-based capital ratio(3)	18.3	8.0	10.0
Tier 1 Leverage capital ratio(4)	15.6	4.0	5.0
______________________________
(1)The Common Equity Tier 1 capital ratio represents common equity tier 1 capital divided by total risk-weighted assets.
(2)The Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets.
(3)The Total Risk-based capital ratio represents total capital divided by total risk-weighted assets.
(4)The Tier 1 Leverage capital ratio represents tier 1 capital divided by total average assets, after certain adjustments.

The Banks adopted the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on their regulatory capital for two years, until January 1, 2022, after which the effects are phased-in over a three-year period through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL as of January 1, 2020, and 25% of subsequent changes in our Allowance for credit losses during each quarter of the two-year period ended December 31, 2021. In accordance with the interim final rule, we began to phase-in these effects on January 1, 2022.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our results of operations and overall financial condition is based upon our Consolidated Financial Statements, which have been prepared in accordance with the accounting policies described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included as part of this Annual Report on Form 10-K. The preparation of Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments in determination of our financial position and operating results. Estimates are based on information available as of the date of the Consolidated Financial Statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting estimates are defined as those that are both most important to the portrayal of our financial position and operating results, and require management’s most subjective judgments, which for us is our Allowance for credit losses and Provision for income taxes.

Allowance for Credit Losses

The Allowance for credit losses is an estimate of expected credit losses, measured over the estimated life of our Credit card and other loans, that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the credit reserving methodology referred to as the CECL model is significantly influenced by the composition, characteristics and quality of our Credit card and other loans portfolio, as well as the prevailing economic conditions and forecasts utilized. The estimate of the Allowance for credit losses includes an estimate for uncollectible principal as well as unpaid interest and fees. Principal losses, net of recoveries are deducted from the Allowance. Losses for unpaid interest and fees, as well as any adjustments to the Allowance associated with unpaid interest and fees are recorded as a reduction to Interest and fees on loans. The Allowance is maintained through an adjustment to the Provision for credit losses and is evaluated quarterly for appropriateness.

In estimating our Allowance for credit losses, for each identified group, management uses various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models use historical data and applicable macroeconomic variables, along with statistical analysis and behavioral relationships, to determine expected credit performance. Our quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. We consider the forecast used to be reasonable and supportable over the estimated life of the credit card and other loans, with no reversion period. In addition to the quantitative estimate of expected credit losses, we also incorporate qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the Allowance for credit losses reflects our best estimate of current expected credit losses.

Since the implementation of the CECL standard, we have maintained a consistent approach to the forecasting of the life of loan losses for purposes of establishing the Allowance for credit losses. The approach involves the use of third-party projections of economic variables, and applies those projections to their historical correlation to losses in segments of our loan portfolio exhibiting common risk characteristics. The level of the Allowance includes qualitative overlays to the model output to address risks not inherently covered by the model output, as well as management-perceived risks in the economic environment. These overlays have changed over the periods since implementation through December 31, 2022 to reflect changes in the macroeconomic environment and the impact on our loan portfolio.

If we used different assumptions in estimating current expected credit losses, the impact on the Allowance for credit losses could have a material effect on our consolidated financial position and results of operations. For example, a 100 basis point increase in the Allowance as a percentage of the amortized cost of our Credit card and other loans could have resulted in a change of approximately $210 million in the Allowance for credit losses as of December 31, 2022, with a corresponding change in the Provision for credit losses.

Income Taxes

The income tax laws of the United States, as well as its states and municipalities in which we operate, are inherently complex; the manners in which they apply to our facts is often open to interpretation, and consequentially requires us to make judgments in establishing our Provision for income taxes.

Differences between the Consolidated Financial Statements and tax bases of assets and liabilities give rise to deferred tax assets and liabilities, which measure the future tax effects of items recognized in the Consolidated Financial Statements and require certain estimates and judgments, in particular with deferred tax assets, in order to determine whether it is more likely than not that all or a portion of the benefit of a deferred tax asset will not be realized. In evaluating our deferred tax assets on a quarterly basis as new facts and circumstances emerge, we analyze and estimate the impact of future taxable income, reversing temporary differences and available tax planning strategies. Uncertainties can lead to changes in the ultimate realization of our deferred tax assets.

A liability for unrecognized tax benefits, representing the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized in the Consolidated Financial Statements, inherently requires estimates and judgments. A tax position is recognized only when it is more likely than not to be sustained, based purely on its technical merits after examination by the relevant taxing authority, and the amount recognized is the benefit we believe is more likely than not to be realized upon ultimate settlement. We evaluate our tax positions as new facts and circumstances become available, making adjustments to our unrecognized tax benefits as appropriate. Uncertainties can mean the tax benefits ultimately realized differ from amounts previously recognized, with any differences recorded in Provision for income taxes.

Our assessment of the technical merits and measurement of tax benefits associated with uncertain tax positions is subject to a high degree of judgment and estimation. Actual results may differ from our current judgments due to a variety of factors, including interpretations of law by the relevant taxing authorities that differ from our assessments and results of tax examinations. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. As of December 31, 2022, we had $282 million in unrecognized tax benefits, including interest and penalties, recorded in Other liabilities on the Consolidated Balance Sheet.

RECENTLY ISSUED ACCOUNTING STANDARDS

See “Recently Issued Accounting Standards” under Note 1, “Description of Business and Summary of Significant Accounting Policies”, to our Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

See “Risk Management” within Item 1A.

Item 8.    Financial Statements and Supplementary Data.

Our Consolidated Financial Statements begin on page F-1 of this Annual Report on Form 10-K.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP), and include those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria and management’s assessment, with the participation of the Chief Executive Officer and Chief Financial Officer, we conclude that, as of December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm who also audited our Consolidated Financial Statements; their attestation report on the effectiveness of our internal control over financial reporting appears on page F-4.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2023 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2022.

Item 11.    Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2023 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2023 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2022.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2023 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2022.

Item 14.    Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2023 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2022.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

a)The following documents are filed as part of this Annual Report on Form 10-K:

(1)Financial Statements

(2)Financial Statement Schedules.
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

(3)Exhibits.
The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4.1	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4.0	8/8/03

*4.2	(a)	Description of Registrant’s Common Stock

+10.1	(a)	Bread Financial Holdings, Inc. Executive Deferred Compensation Plan, amended and restated effective January 1, 2018.	8-K	10.1	11/24/17

+10.2	(a)	Bread Financial Holdings, Inc. 2010 Omnibus Incentive Plan.	DEF 14A	A	4/20/10

+10.3	(a)	Bread Financial Holdings, Inc. 2015 Omnibus Incentive Plan.	DEF 14A	B	4/20/15

+10.4	(a)	Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	DEF 14A	A	4/23/20

+10.5	(a)	Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.	DEF 14A	A	4/13/22

+10.6	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2015 Omnibus Incentive Plan.	8-K	10.1	2/20/18

+10.7	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2015 Omnibus Incentive Plan (2020 grant Strategic)	8-K	10.3	2/20/20

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
+10.8	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	8-K	10.1	2/18/21

^+10.9	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	8-K	10.2	2/18/21

*+10.10	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.

*^+10.11	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.

+10.12	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2010 Omnibus Incentive Plan.	10-K	10.52	2/28/13

+10.13	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2015 Omnibus Incentive Plan.	10-Q	10.6	8/7/17

+10.14	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	8-K	10.1	6/15/21

*+10.15	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.

+10.16	(a)	Bread Financial Holdings, Inc. Non-Employee Director Deferred Compensation Plan.	8-K	10.1	6/9/06

+10.17	(a)	Form of Bread Financial Associate Confidentiality Agreement.	10-K	10.18	2/27/17

+10.18	(a)	Form of Bread Financial Holdings, Inc. Indemnification Agreement for Officers and Directors.	8-K	10.1	6/5/15

+10.19	(a)	Bread Financial Holdings, Inc. Amended and Restated 2015 Employee Stock Purchase Plan, effective March 23, 2022.	DEF 14A	C	4/20/15

10.20	(b) (c)	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 as amended and restated as of September 17, 1999 and August 1, 2001, by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company.	8-K	4.6	8/31/01

10.21	(b) (c) (d)	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	8/4/04

10.22	(b) (c) (d)	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	4/5/05

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.23	(b) (d)	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	6/15/07

10.24	(b) (c) (d)	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	10/31/07

10.25	(b) (d)	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A.	8-K	4.1	5/29/08

10.26	(b) (d)	Seventh Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	6/30/10

10.27	(b) (d)	Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	8/12/10

10.28	(b) (c) (d)	Eighth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	11/14/11

10.29	(b) (c) (d)	Ninth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	12/2/16

10.30	(b) (c) (d)	Tenth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 16, 2018, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	8/20/18

10.31	(b) (c) (d)	Eleventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 11, 2020, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.2	6/16/20

10.32	(b) (c)	Twelfth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 27, 2020, among WFN Credit Company, LLC, as transferor, Comenity Bank, as servicer, and MUFG Union Bank, N.A., as trustee.	8-K	4.1	10/30/20

10.33	(b) (c)	Collateral Series Supplement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.7	8/31/01

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.34	(b) (c)	First Amendment to Collateral Series Supplement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.3	11/20/02

10.35	(b) (c) (d)	Second Amendment to Collateral Series Supplement, dated as of July 6, 2016, among WFN Credit Company, LLC, Comenity Bank and MUFG Union Bank, N.A.	8-K	4.1	7/8/16

10.36	(b) (c)	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/31/01

10.37	(b) (c)	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	11/20/02

10.38	(b) (c) (d)	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	8/4/04

10.39	(b) (c) (d)	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	4/5/05

10.40	(b) (d)	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	6/15/07

10.41	(b) (c) (d)	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	10/31/07

10.42	(b) (d)	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.4	6/30/10

10.43	(b) (d)	Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/12/10

10.44	(b) (c) (d)	Eighth Amendment to Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.1	6/15/11

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.45	(b) (c) (d)	Ninth Amendment to Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	11/14/11

10.46	(b) (c) (d)	Tenth Amendment to the Transfer and Servicing Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.4	7/8/16

10.47	(b) (d)	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.8	8/31/01

10.48	(b) (d)	First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.3	6/30/10

10.49	(b) (d)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.2	8/12/10

10.50	(b) (c) (d)	Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	8-K	4.2	11/14/11

10.51	(b) (c) (d)	Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.2	7/8/16

10.52	(b) (c) (d)	Fourth Amendment to Receivables Purchase Agreement, dated as of June 11, 2020, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.3	6/16/20

10.53	(b) (c)	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.1	8/31/01

10.54	(b) (c)	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4	4/22/03

10.55	(b) (d)	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.2	8/28/03

10.56	(b) (d)	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.3	6/15/07

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.57	(b (d)	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A.	8-K	4.2	5/29/08

10.58	(b (d)	Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	6/30/10

10.59	(b) (c) (d)	Supplemental Indenture No. 5, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	2/22/13

10.60	(b) (c) (d)	Supplemental Indenture No. 6 to Master Indenture, dated as of July 6, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.3	7/8/16

10.61	(b) (c) (d)	Supplemental Indenture No. 7 to Master Indenture, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	6/16/20

10.62	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of May 25, 2021, by and among WFN Credit Company, LLC, U.S. Bank Trust National Association and Citicorp Trust Delaware, National Association.	8-K	4.1	5/28/21

10.63	(b) (c) (d)	Succession Agreement, dated as of June 18, 2021, by and among Comenity Bank, World Financial Network Credit Card Master Note Trust, MUFG Union Bank, N.A. and U.S. Bank National Association.	8-K	4.1	6/24/21

10.64	(b) (c) (d)	Succession Agreement, dated as of June 18, 2021, among WFN Credit Company, LLC, MUFG Union Bank, N.A. and U.S. Bank National Association.	8-K	4.2	6/24/21

10.65	(b (d)	Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association.	8-K	4.4	8/31/01

10.66	(b) (c) (d)	First Amendment to Amended and Restated Trust Agreement, dated as of May 25, 2021, between WFN Credit Company, LLC and Citicorp Trust Delaware, National Association.	8-K	4.2	5/28/21

10.67	(b (d)	Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.5	8/31/01

10.68	(b (d)	First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.1	7/31/09

10.69	(b) (c) (d)	Fourth Amended and Restated Service Agreement, dated as of June 1, 2022, by and between Comenity Bank and Comenity Servicing LLC.	10-D	99.2	6/15/22

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.70	(b) (c) (d)	First Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of July 29, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	8/4/22

10.71	(b) (c) (d)	Second Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of August 31, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	9/7/22

10.72	(b) (c) (d)	Third Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of October 7, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	10/12/22

10.73	(b) (c) (d)	Fourth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of October 31, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	11/2/22

10.74	(b) (c) (d)	Fifth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of November 30, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	12/1/22

10.75	(b) (c) (d)	Sixth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of January 11, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	1/12/23

10.76	(b) (c) (d)	Seventh Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of January 31, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	2/2/23

10.77	(b) (c) (d)	Asset Representations Review Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and FTI Consulting, Inc.	8-K	10.1	7/8/16

10.78	(a)	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	10-Q	10.5	11/7/08

10.79	(a)	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.94	3/2/09

10.80	(a)	Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.127	2/28/11

10.81	(a)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.128	2/28/11

10.82	(a)	Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	10-Q	10.4	11/7/11

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.83	(a)	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.6	11/7/08

10.84	(a)	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.7	11/7/08

10.85	(a)	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.8	11/7/08

10.86	(a)	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.).	10-Q	10.9	11/7/08

10.87	(a)	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-Q	10.9	5/7/10

10.88	(a)	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A.	10-Q	10.3	11/7/11

10.89	(a)	Sixth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among WFN Credit Company, LLC, Comenity Bank, and Deutsche Bank Trust Company Americas.	10-K	10.94	2/27/17

10.90	(a)	Seventh Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 1, 2017, among WFN Credit Company, LLC, Comenity Bank, and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.96	2/27/18

10.91	(a)	Eighth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of November 16, 2020, among WFN Credit Company, LLC, Comenity Bank, and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.105	2/26/21

10.92	(a)	Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-K	10.134	2/28/11

10.93	(a)	Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.3	11/7/08

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.94	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.11	8/9/10

10.95	(a)	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.4	11/7/08

10.96	(a)	Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.12	8/9/10

10.97	(a)	Master Indenture, dated as of September 29, 2008, between World Financial Capital Master Note Trust and U.S. Bank National Association, together with Supplemental Indenture Nos. 1 - 3.	10-K	10.104	2/27/18

*10.98	(a)	Receivables Purchase Agreement, dated as of June 17, 2022, between Comenity Capital Bank and Comenity Capital Credit Company, LLC.

*10.99	(a)	Transfer Agreement, dated as of June 17, 2022, between Comenity Capital Credit Company, LLC and Comenity Capital Asset Securitization Trust.

*10.100	(a)	Servicing Agreement, dated as of June 17, 2022, between Comenity Capital Credit Company, LLC, Comenity Capital Bank and Comenity Capital Asset Securitization Trust.

*10.101	(a)	Master Indenture, dated as of June 17, 2022, between Comenity Capital Asset Securitization Trust and U.S. Bank Trust Company, National Association.

10.102	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 28, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	10-K	10.129	2/27/15

10.103	(a)	First Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-Q	10.8	8/7/17

10.104	(a)	Second Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 1, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.109	2/27/18

10.105	(a)	Third Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of May 3, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.110	2/26/19

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.106	(a)	Fourth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of August 31, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.111	2/26/19

10.107	(a)	Fifth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 1, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.112	2/26/19

10.108	(a)	Sixth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.118	2/26/21

10.109	(a)	Seventh Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of September 10, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.119	2/26/21

*10.110	(a)
Eighth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of August 1, 2022, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association, as successor to MUFG Union Bank, N.A.

10.111	(a)	Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 28, 2017, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas.	10-Q	10.7	8/7/17

10.112	(a)	First Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of October 19, 2017, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.4	11/8/17

10.113	(a)	Second Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of August 31, 2018, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.115	2/26/19

10.114	(a)	Third Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of June 28, 2019, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.123	2/26/21

10.115	(a)	Fourth Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 17, 2020, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.124	2/26/21

10.116	(a)	Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2016, between World Financial Capital Master Note Trust and Deutsche Bank Trust Company Americas.	10-K	10.102	2/27/17

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.117	(a)	First Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2017, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.5	11/8/17

10.118	(a)	Second Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of September 28, 2018, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.3	11/6/18

*10.119	(a)	Series 2022-VFN1 Indenture Supplement, dated as of June 17, 2022, between Comenity Capital Asset Securitization Trust and U.S. Bank Trust Company, National Association.

10.120	(a)	Amended and Restated Credit Agreement, dated as of June 14, 2017, by and among Bread Financial Holdings, Inc., certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other agents and lenders.	8-K	10.1	6/19/17

10.121	(a)	First Amendment to Amended and Restated Credit Agreement and Incremental Amendment, dated as of June 16, 2017, by and among Bread Financial Holdings, Inc., and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	8-K	10.2	6/19/17

10.122	(a)	Second Amendment to Amended and Restated Credit Agreement, dated as of July 5, 2018, by and among Bread Financial Holdings, Inc., and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	10-Q	10.2	8/7/18

10.123	(a)	Third Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2019, by and among Registrant, and certain subsidiaries parties thereto, as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and various other lenders.	10-Q	10.7	5/6/19

10.124	(a)	Fourth Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2019, by and among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	8-K	10.2	12/23/19

10.125	(a)	Fifth Amendment to Amended and Restated Credit Agreement, dated as of February 13, 2020, by and among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	10-K	10.125	2/28/20

10.126	(a)	Sixth Amendment to Amended and Restated Credit Agreement, dated as of September 22, 2020, by and among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	8-K	10.2	9/23/20

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.127	(a)	Seventh Amendment to Amended and Restated Credit Agreement, dated as of July 9, 2021, by and among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	8-K	10.1	7/14/21

10.128	(a)	Eighth Amendment to Amended and Restated Credit Agreement, dated as of December 13, 2022, by and among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, as administrative agent, and various other agents and lenders.	8-K	10.1	12/15/22

10.129	(a)	Indenture, dated as of December 20, 2019, among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee (including the form of the Company’s 4.750% Senior Note due December 15, 2024).	8-K	4.1	12/23/19

10.130	(a)	First Supplemental Indenture, dated as of August 6, 2021, among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee under the Indenture dated as of December 20, 2019.	10-Q	10.4	11/3/21

10.131	(a)	Indenture, dated as of September 22, 2020, among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee (including the form of the Company’s 7.000% Senior Note due January 15, 2026).	8-K	4.1	9/23/20

^10.132	(a)	First Supplemental Indenture, dated as of August 6, 2021, among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee under the Indenture dated as of September 22, 2020.	10-Q	10.5	11/3/21

*21	(a)	Subsidiaries of the Registrant

*23.1	(a)	Consent of Deloitte & Touche LLP

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

*101	(a)	The following financial information from Bread Financial Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
*Filed herewith
** Furnished herewith
+ Management contract, compensatory plan or arrangement
∧    Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Bread Financial Holdings, Inc. hereby undertakes to furnish supplementally copies of any of the omitted exhibits upon request by the U.S. Securities and Exchange Commission.
(a)Bread Financial Holdings, Inc.
(b)WFN Credit Company, LLC
(c)World Financial Network Credit Card Master Trust
(d)World Financial Network Credit Card Master Note Trust

Item 16.    Form 10-K Summary.

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BREAD FINANCIAL HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bread Financial Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Bread Financial Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related Consolidated Statements of Income, Comprehensive income, Stockholders’ equity, and Cash flows for each of the three years in the period ended December 31, 2022 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Allowance for credit losses is an estimate of expected credit losses, measured over the estimated life of its credit card and other loans that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the credit reserving methodology referred to as the Current Expected Credit Loss (CECL) model is significantly influenced by the composition, characteristics, and quality of the Company’s portfolio of credit card and other loans, as well as the prevailing economic conditions and forecasts utilized. The estimate of the Allowance for credit losses includes an estimate for uncollectible principal as well as unpaid interest and fees. Principal losses, net of recoveries are deducted from the Allowance. Principal losses for unpaid interest and fees as well as any adjustments to the Allowance associated with unpaid interest and fees are recorded as a reduction to Interest and fees on loans. The Allowance is maintained through an adjustment to the Provision for credit losses and is evaluated for appropriateness.

In estimating its Allowance for credit losses, for each identified group, management utilizes various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models utilize historical data and applicable macroeconomic variables with statistical analysis and behavioral relationships, to determine expected credit performance. The Company’s quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card and other loans, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the Allowance for credit losses reflects the Company’s best estimate of current expected credit losses. At December 31, 2022, the total Allowance for credit losses was $2.5 billion.

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

How the Critical Audit Matter Was Addressed in the Audit
•We tested the design and operating effectiveness of management’s controls over the determination and review of model methodology, significant assumptions and qualitative adjustments.
•We evaluated whether the method (including the model), data, and significant assumptions are appropriate in the context of the applicable financial reporting framework.
•We tested the completeness and accuracy of the historical data used in management’s models.
•With assistance from credit modeling specialists, we evaluated whether the model is suitable for determining the estimate, which included understanding the model methodology and logic, whether the selected method for estimating credit losses is appropriate and whether the significant assumptions were reasonable.
•We evaluated the reasonableness of the selection of forecasted macroeconomic variables, considered alternative forecasted scenarios and evaluated any contradictory evidence.
•We evaluated whether judgments have been applied consistently to the model and that any qualitative adjustments to the output of the model are consistent with the measurement objective of the applicable financial reporting framework and are appropriate in the circumstances.
•We considered any contradictory evidence that arose while performing our procedures, and whether or not this evidence was indicative of management bias.
/s/ Deloitte & Touche LLP
Columbus, Ohio
February 28, 2023

We have served as the Company's auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bread Financial Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bread Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 28, 2023

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2022	2021	2020
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$4,615	$3,861	$3,931
Interest on cash and investment securities	69	7	21
Total interest income	4,684	3,868	3,952
Interest expense
Interest on deposits	243	167	238
Interest on borrowings	260	216	261
Total interest expense	503	383	499
Net interest income	4,181	3,485	3,453
Non-interest income
Interchange revenue, net of retailer share arrangements	(469)	(369)	(332)
Other	114	156	177
Total non-interest income	(355)	(213)	(155)
Total net interest and non-interest income	3,826	3,272	3,298
Provision for credit losses	1,594	544	1,266
Total net interest and non-interest income, after provision for credit losses	2,232	2,728	2,032
Non-interest expenses
Employee compensation and benefits	779	671	609
Card and processing expenses	359	323	396
Information processing and communication	274	216	191
Marketing expenses	180	160	143
Depreciation and amortization	113	92	106
Other	227	222	286
Total non-interest expenses	1,932	1,684	1,731
Income from continuing operations before income taxes	300	1,044	301
Provision for income taxes	76	247	93
Income from continuing operations	224	797	208
(Loss) income from discontinued operations, net of income taxes	(1)	4	6
Net income	$223	$801	$214
Basic income per share
Income from continuing operations	$4.48	$16.02	$4.36
(Loss) income from discontinued operations	$(0.01)	$0.07	$0.11
Net income per share	$4.47	$16.09	$4.47
Diluted income per share
Income from continuing operations	$4.47	$15.95	$4.35
(Loss) income from discontinued operations	$(0.01)	$0.07	$0.11
Net income per share	$4.46	$16.02	$4.46
Weighted average common shares outstanding
Basic	49.9	49.7	47.8
Diluted	50.0	50.0	47.9

See Notes to Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021	2020
(Millions)
Net income	$223	$801	$214

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(25)	(24)	22
Tax benefit (expense)	6	2	(1)
Unrealized (loss) gain on available-for-sale securities, net of tax	(19)	(22)	21

Unrealized gain (loss) on cash flow hedges	—	1	(1)
Tax benefit	—	—	—
Unrealized gain (loss) on cash flow hedges, net of tax	—	1	(1)

Unrealized gain on net investment hedge	—	20	—
Tax expense	—	(13)	—
Unrealized gain on net investment hedge, net of tax	—	7	—

Foreign currency translation adjustments (inclusive of deconsolidation of $54 million and $4 million for the years ended December 31, 2021 and 2020, respectively, related to the disposition of businesses)	—	17	75

Other comprehensive (loss) income, net of tax	(19)	3	95

Total comprehensive income, net of tax	$204	$804	$309

See Notes to Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,891	$3,046
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities: 2022, $15,383; 2021, $11,215)	21,365	17,399
Allowance for credit losses	(2,464)	(1,832)
Credit card and other loans, net	18,901	15,567
Investment securities	221	239
Property and equipment, net	195	215
Goodwill and intangible assets, net	799	687
Other assets	1,400	1,992
Total assets	$25,407	$21,746
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$13,826	$11,027
Debt issued by consolidated variable interest entities	6,115	5,453
Long-term and other debt	1,892	1,986
Other liabilities	1,309	1,194
Total liabilities	23,142	19,660
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 49.9 million and 49.8 million shares as of December 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	2,192	2,174
Retained earnings (accumulated deficit)	93	(87)
Accumulated other comprehensive loss	(21)	(2)
Total stockholders’ equity	2,265	2,086
Total liabilities and stockholders’ equity	$25,407	$21,746

See Notes to Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
January 1, 2020	115.0	$1	$3,258	$(6,733)	$5,163	$(100)	$1,589
Net income	—	—	—	—	214	—	214
Cumulative effect of change in accounting principle — Allowance for credit losses	—	—	—	—	(485)	—	(485)
Other comprehensive income	—	—	—	—	—	95	95
Stock-based compensation	—	—	21	—	—	—	21
Common stock issued as consideration for acquired business	1.9	—	149	—	—	—	149
Dividends and dividend equivalent rights declared ($1.26 per common share)	—	—	—	—	(60)	—	(60)
Issuance of shares to employees, net of shares withheld for employee taxes	0.2	—	(1)	—	—	—	(1)
December 31, 2020	117.1	$1	$3,427	$(6,733)	$4,832	$(5)	$1,522
Net income	—	—	—	—	801	—	801
Other comprehensive income	—	—	—	—	—	3	3
Stock-based compensation	—	—	29	—	—	—	29
Dividends and dividend equivalent rights declared ($0.84 per common share)	—	—	—	—	(42)	—	(42)
Retirement of treasury stock	(67)	—	(1,280)	6,733	(5,453)	—	—
Spinoff of Loyalty Ventures Inc.	—	—	—	—	(225)	—	(225)
Issuance of shares to employees, net of shares withheld for employee taxes	0.1	—	(2)	—	—	—	(2)
December 31, 2021	49.8	$1	$2,174	$—	$(87)	$(2)	$2,086
Net income	—	—	—	—	223	—	223
Other comprehensive loss	—	—	—	—	—	(19)	(19)
Stock-based compensation	—	—	33	—	—	—	33
Repurchase of common stock	(0.2)	—	(12)	—	—	—	(12)
Dividends and dividend equivalent rights declared ($0.84 per common share)	—	—	—	—	(43)	—	(43)
Issuance of shares to employees, net of shares withheld for employee taxes	0.3	—	(3)	—	—	—	(3)
December 31, 2022	49.9	$1	$2,192	$—	$93	$(21)	$2,265

See Notes to Consolidated Financial Statements

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$223	$801	$214
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,594	544	1,266
Depreciation and amortization	113	123	184
Deferred income taxes	(245)	(15)	(223)
Non-cash stock compensation	33	29	21
Amortization of deferred financing costs	24	31	36
Amortization of deferred origination costs	86	75	74
Asset impairment charges	—	—	64
Other	67	(4)	(36)
Change in other operating assets and liabilities, net of acquisitions and dispositions
Change in other assets	(134)	(30)	210
Change in other liabilities	87	(11)	73
Net cash provided by operating activities	1,848	1,543	1,883
CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	(3,222)	(1,805)	1,784
Change in redemption settlement assets	—	(113)	(41)
Payments for acquired businesses, net of cash and restricted cash	—	(75)	(267)
Proceeds from sale of credit card loan portfolios	—	512	289
Purchase of credit card loan portfolios	(1,804)	(110)	—
Capital expenditures	(68)	(84)	(54)
Purchases of investment securities	(43)	(93)	(40)
Maturities of investment securities	30	73	77
Other	(4)	4	26
Net cash (used in) provided by investing activities	(5,111)	(1,691)	1,774
CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	218	38	1,276
Repayments/maturities of unsecured borrowings under debt agreements	(319)	(864)	(1,320)
Debt issued by consolidated variable interest entities	4,248	4,278	2,419
Repayments/maturities of debt issued by consolidated variable interest entities	(3,587)	(4,538)	(4,096)
Net increase (decrease) in deposits	2,778	1,228	(2,370)
Debt proceeds from spinoff of Loyalty Ventures Inc.	—	652	—
Transfers to Loyalty Ventures Inc. related to spinoff	—	(127)	—
Payment of deferred financing costs	(13)	(13)	(19)
Dividends paid	(43)	(42)	(61)
Other	(15)	(4)	4
Net cash provided by (used in) financing activities	3,267	608	(4,167)

Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	—	—	15

Change in cash, cash equivalents and restricted cash	4	460	(495)
Cash, cash equivalents and restricted cash at beginning of period	3,923	3,463	3,958
Cash, cash equivalents and restricted cash at end of period	$3,927	$3,923	$3,463
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$466	$357	$488
Cash paid during the year for income taxes, net	$338	$325	$268

The Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations.
See Notes to Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

Bread Financial Holdings, Inc. (BFH) or, including its consolidated subsidiaries and variable interest entities (VIEs), the Company) is a tech-forward financial services company that provides simple, personalized payment, lending and saving solutions. The Company creates opportunities for its customers and partners through digitally enabled choices that offer ease, empowerment, financial flexibility and exceptional customer experiences. Driven by a digital-first approach, data insights and white-label technology, the Company delivers growth for its partners through a comprehensive product suite, including private label and co-brand credit cards and buy now, pay later products such as installment loans and “split-pay” offerings. The Company also offers direct-to-consumer solutions that give customers more access, choice and freedom through its branded Bread CashbackTM American Express® Credit Card and Bread SavingsTM products.

Effective March 23, 2022, Alliance Data Systems Corporation was renamed Bread Financial Holdings, Inc., and on April 4, 2022, the Company changed its New York Stock Exchange ticker from “ADS” to “BFH”. Neither the name change nor the ticker change affected the Company’s legal entity structure, nor did either change have an impact on its Consolidated Financial Statements.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation, in particular, as a result of the spinoff of its LoyaltyOne segment and its classification as discontinued operations, the Company has adjusted the presentation of its Consolidated Financial Statements from its historical approach under Securities and Exchange Commission (SEC) Regulation S-X Article 5, which is broadly applicable to all “commercial and industrial companies”, to Article 9, which is applicable to “bank holding companies” (BHCs). While neither the Company nor any of its subsidiaries are considered a “bank” within the meaning of the Bank Holding Company Act, the changes from the historical presentation, to the BHC presentation, the most significant of which reflect a reclassification of Interest expense within Net interest income, are intended to reflect the Company’s operations going forward and better align the Company with its peers for comparability purposes. For a discussion of the prior period reclassifications, please refer to Note 22, “Discontinued Operations and Bank Holding Company Presentation” in our Annual Report on Form 10-K for the year ended December 31, 2021. As noted above, the Company’s Consolidated Financial Statements have been presented with its LoyaltyOne segment as discontinued operations, see Note 22, “Discontinued Operations”, for more information.

SIGNIFICANT ACCOUNTING POLICIES

The Company presents its accounting policies within the Notes to the Consolidated Financial Statements to which they relate; the table below lists such accounting policies and the related Notes. The remaining significant accounting policies applied by the Company are included following the table.

Significant Accounting Policy	Note Number	Note Title
Credit Card and Other Loans	Note 2	Credit Card and Other Loans
Allowance for Credit Losses	Note 3	Allowance for Credit Losses
Transfers of Financial Assets	Note 4	Securitizations
Investment Securities	Note 5	Investment Securities
Property and Equipment	Note 6	Property and Equipment, Net
Goodwill	Note 7	Goodwill and Intangible Assets, Net
Intangible Assets, Net	Note 7	Goodwill and Intangible Assets, Net
Leases	Note 9	Leases
Stock Compensation Expense	Note 18	Stockholders' Equity
Income Taxes	Note 19	Income Taxes
Earnings Per Share	Note 20	Earnings Per Share

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BFH and all subsidiaries in which the Company has a controlling financial interest. For voting interest entities, a controlling financial interest is determined when the Company is able to exercise control over the operating and financial decisions of the investee. For variable interest entities (VIEs), which are themselves determined based on the amount and characteristics of the equity in the entity, the Company has a controlling financial interest when it is determined to be the primary beneficiary. The primary beneficiary is the party having both the power to exercise control over the activities that most significantly impact the VIE’s financial performance, as well as the obligation to absorb the losses of, or the right to receive the benefits from, the VIE that could potentially be significant to that VIE. The Company is the primary beneficiary of its securitization trusts (the Trusts) and therefore consolidates these Trusts within its Consolidated Financial Statements.

In cases where the Company does not have a controlling financial interest, but is able to exert significant influence over the operating and financial decisions of the entity, the Company accounts for such investments under the equity method.

All intercompany transactions have been eliminated.

Currency Translation

The Company’s monetary assets and liabilities denominated in foreign currencies, for example those of subsidiaries outside of the United States of America (U.S.), are translated into U.S. dollars based on the rates of exchange in effect at the end of the reporting period, while non-monetary assets and liabilities are translated based on the rates of exchange in effect as of the date of the transaction giving rise to the asset or liability. Income and expense items are translated at the average exchange rates prevailing during the period. The resulting effects, along with any related hedge or tax impacts, are recorded in Accumulated other comprehensive loss, a component of stockholders’ equity. Translation adjustments, along with the related hedge and tax impacts, are recognized in the Consolidated Statements of Income upon the sale or substantial liquidation of an investment in a foreign subsidiary. Gains and losses resulting from transactions in currencies other than the entity’s functional currency are recognized in Other non-interest expenses in the Consolidated Statements of Income, and were insignificant for each of the periods presented. Historically, the Company’s impacts from foreign currency exchange rate fluctuations were most prevalent within businesses that have been spun off, such as LoyaltyOne.

Amounts Based on Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments about future events that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported amounts of income and expenses during the reporting periods. The most significant of those estimates and judgments relate to the Company’s Allowance for credit losses and Provision for income taxes; actual results could differ.

Revenue Recognition

The Company’s primary source of revenue is from Interest and fees on loans from its various credit card and other loan products, and to a lesser extent from contractual relationships with its brand partners. The following describes the Company’s recognition policies across its various sources of revenue.

Interest and fees on loans: Represent revenue earned on customer accounts owned by the Company, and is recognized in the period earned in accordance with the contractual provisions of the credit agreements. Interest and fees continue to accrue on all accounts, except in limited circumstances, until the account balance and all related interest and fees are paid or charged-off, in the month during which an account becomes 180 days past due for credit card loans or 120 days past due for other loans, which are buy now, pay later products such as installment loans and the Company’s “split-pay” offerings (BNPL) loans. Charge-offs for unpaid interest and fees, as well as any adjustments to the allowance associated with unpaid interest and fees, are recorded as a reduction of Interest and fees on loans. Direct loan origination costs on Credit card and other loans are deferred and amortized on a straight-line basis over a one-year period for credit card loans, or for BNPL loans over the life of the loan, and are recorded as a reduction to Interest and fees on loans. As of December 31, 2022 and 2021, the remaining unamortized deferred direct loan origination costs were $46 million and $48 million, respectively, and included in Total credit card and other loans.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Interest on cash and investment securities: Represents revenue earned on cash and cash equivalents as well as investments in debt and equity securities, and is recognized in the period earned.

Interchange revenue, net of retailer share arrangements: Represents revenue earned from merchants, including our brand partners, and cardholders from processing and servicing accounts, and is recognized as such services are performed. Revenue earned from merchants, including our brand partners, primarily consists of merchant and interchange fees, which are transaction fees charged to the merchant for the processing of credit card transactions and are recognized at the time the cardholder transaction occurs. Our credit card program agreements may also provide for royalty payments to our brand partners based on purchased volume or if certain contractual incentives are met, such as if the economic performance of the program exceeds a contractually defined threshold, or for payments for new accounts. These amounts are recorded as a reduction of revenue in the period incurred.

Other non-interest income: Represents ancillary revenues earned from cardholders, consisting primarily of monthly fees from the purchase of certain payment protection products which are recognized based on the average cardholder account balance over time and can be cancelled at any point by the cardholder, as well as gains or losses on the sales of loan portfolios, and income or losses from equity method investments.

Contract Costs: The Company recognizes as an asset contract costs, such as up-front payments pursuant to contractual agreements with brand partners. Such costs are deferred and recognized on a straight-line basis over the term of the related agreement. Depending on the nature of the contract costs, the amortization is recorded as a reduction to Non-interest income, or as a charge to Non-interest expenses, in the Company’s Consolidated Statements of Income. Amortization of contract costs recorded as a reduction of Interchange revenue, net of retailer share arrangements was $72 million, $64 million and $65 million for the years ended December 31, 2022, 2021 and 2020, respectively; amortization of contract costs recorded in Non-interest expenses totaled $12 million, $11 million and $12 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the remaining unamortized contract costs were $344 million and $364 million, respectively, and are included in Other assets on the Consolidated Balance Sheets.

The Company performs an impairment assessment when events or changes in circumstances indicate that the carrying amount of contract costs may not be recoverable. For the year ended December 31, 2020, due to the COVID-19 pandemic and resulting retail store closures and significant declines in credit sales, the Company recognized an impairment charge of $38 million in Non-interest expenses in its Consolidated Statement of Income. No impairment charges were recognized in either of the years ended December 31, 2022 or 2021.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing cash balances such as those invested in money market funds, as well as other highly liquid short-term investments with an original maturity of three months or less, and restricted cash. As of December 31, 2022 and 2021, cash and due from banks was $288 million and $251 million, respectively, interest-bearing cash balances were $3.5 billion and $2.7 billion, respectively, and short-term investments were $130 million and $80 million, respectively.

Restricted cash primarily represents cash restricted for principal and interest repayments of debt issued by consolidated VIEs, and is recorded in Other assets on the Consolidated Balance Sheets. Restricted cash totaled $36 million and $877 million as of December 31, 2022 and 2021, respectively.

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

The Company’s derivative financial instruments were insignificant to the Consolidated Financial Statements for the periods presented.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
CONCENTRATIONS

The Company depends on a limited number of large partner relationships for a significant portion of its revenue. As of and for the year ended December 31, 2022, the Company’s five largest credit card programs accounted for approximately 47% of its Total net interest and non-interest income and 41% of its End-of-period credit card and other loans. In particular, the Company’s programs with (alphabetically) Ulta Beauty and Victoria’s Secret & Co. and its retail affiliates each accounted for more than 10% of its Total net interest and non-interest income for the year ended December 31, 2022. A decrease in business from, or the loss of, any of the Company’s significant partners for any reason, could have a material adverse effect on its business. The Company previously announced the non-renewal of its contract with BJ’s Wholesale Club (BJ’s) and the sale of the BJ’s portfolio, which closed in late February 2023. For the year ended December 31, 2022, BJ’s branded co-brand accounts generated approximately 10% of the Company’s Total net interest and non-interest income. As of December 31, 2022, BJ’s branded co-brand accounts were responsible for approximately 11% of the Company’s Total credit card and other loans.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2022, the Financial Accounting Standards Board issued new accounting and disclosure guidance for troubled debt restructurings effective January 1, 2023, with early adoption permitted. Specifically, the new guidance eliminates the previous recognition and measurement guidance for troubled debt restructurings while enhancing the disclosure requirements for certain loan modifications, including requiring disclosure of gross principal losses by year of loan origination. Effective January 1, 2023, the Company adopted the guidance, with no significant impact on its financial position, results of operations and regulatory risk-based capital, or anticipated impacts on its operational processes, controls and governance in support of the new guidance.

2. CREDIT CARD AND OTHER LOANS

The Company’s payment and lending solutions result in the generation of credit card and other loans, which are recorded at the time a borrower enters into a point-of-sale transaction with a merchant. Credit card loans represent revolving amounts due and have a range of terms that include credit limits, interest rates and fees, which can be revised over time based on new information about the cardholder, in accordance with applicable regulations and the governing terms and conditions. Cardholders choosing to make a payment of less than the full balance due, instead of paying in full, are subject to finance charges and are required to make monthly payments based on pre-established amounts. Other loans, which again are BNPL products such as installment loans and the Company’s “split-pay” offerings, have a range of fixed terms such as interest rates, fees and repayment periods, and borrowers are required to make pre-established monthly payments over the term of the loan in accordance with the applicable terms and conditions. Credit card and other loans are presented on the Consolidated Balance Sheets net of the Allowance for credit losses, and include principal and any related accrued interest and fees. The Company continues to accrue interest and fee income on all accounts, except in limited circumstances, until the related balance and all related interest and fees are paid or charged-off; an Allowance for credit losses is established for uncollectable interest and fees.

Primarily, the Company classifies its Credit card and other loans as held for investment. The Company sells a majority of its credit card loans originated by Comenity Bank (CB) and by Comenity Capital Bank (CCB), which together are referred to herein as the “Banks”, to the Trusts, which are themselves consolidated VIEs, and therefore these loans are restricted for securitization investors. All new originations of Credit card and other loans are determined to be held for investment at origination because the Company has the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, the Company considers the average life and homogenous nature of its Credit card and other loans. In assessing whether its Credit card and other loans continue to be held for investment, the Company also considers capital levels and scheduled maturities of funding instruments used. The assertion regarding the intent and ability to hold Credit card and other loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of the Company’s direct-to-consumer deposits and other funding instruments; the demonstrated ability to replace maturing time-based deposits and other borrowings with new deposits or borrowings; and historic payment activity on its Credit card and other loans. Due to the homogenous nature of the Company’s credit card loans, amounts are classified as held for investment on a brand partner portfolio basis. From time to time certain Credit card loans are classified as held for sale, as determined on a brand partner basis. The Company carries these assets at the lower of aggregate cost or fair value, and continues to recognize finance charges on an accrual basis. Cash flows associated with Credit card and other loans originated or purchased for investment are classified as Cash flows from investing activities, regardless of any subsequent change in intent and ability.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The Company’s Credit card and other loans were as follows, as of December 31:

	2022	2021
(Millions)
Credit card loans	$21,065	$17,217
Installment or other loans	300	182
Total credit card and other loans (1)(2)	21,365	17,399
Less: Allowance for credit losses	(2,464)	(1,832)
Credit card and other loans, net	$18,901	$15,567
______________________________

(1)	Includes $15.4 billion and $11.2 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of December 31, 2022 and 2021, respectively.

(2)	Includes $307 million and $224 million, of accrued interest and fees that have not yet been billed to cardholders as of December 31, 2022 and 2021, respectively.

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

The following table presents the delinquency trends on the Company’s Credit card and other loans portfolio based on the amortized cost:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 days delinquent	61 to 90 days delinquent	91 or more days delinquent	Total delinquent	Current	Total
(Millions)
As of December 31, 2022	$444	$296	$732	$1,472	$19,559	$21,031

As of December 31, 2021	$262	$186	$401	$849	$16,284	$17,133
______________________________
(1)BNPL loan delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the Company excludes unbilled finance charges and fees from its amortized cost basis of Credit card and other loans. As of December 31, 2022 and 2021, again, accrued interest and fees that have not yet been billed to cardholders were $307 million and $224 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time the Company may re-age cardholders’ accounts, which is intended to assist delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due; this practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to Current status. For the years ended December 31, 2022, 2021 and 2020, the Company’s re-aged accounts as a percentage of total Credit card and other loans represented 1.4%, 1.7% and 2.8%, respectively. The Company’s re-aging practices comply with regulatory guidelines.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Net Principal Losses

The Company’s net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses (including synthetic fraud) are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. BNPL loans, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees as applicable, are charged-off in each month subsequent to 60 days after the receipt of notification of the bankruptcy or death, but in any case not later than 180 days past due for credit card loans and 120 days past due for BNPL loans. The Company records the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $651 million, $456 million and $717 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Credit Card Loans Modified as TDRs

The Company considers impaired loans to be loans for which it is probable that it will be unable to collect all amounts due according to the original contractual terms of the cardholder agreement, including credit card loans modified as TDRs. In instances where cardholders are experiencing financial difficulty, the Company may modify its credit card loans with the intention of minimizing losses and improving collectability, while providing cardholders with financial relief; such credit card loans are classified as TDRs, exclusive of the forbearance programs described above. Modifications, including for temporary hardship and permanent workout programs, include concessions consisting primarily of a reduced minimum payment, late fee waiver, and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card loans if the cardholder complies with the terms of the program.

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

TDRs are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The Company’s impaired credit card loans represented 1% and 2% of total credit card loans for year ended December 31, 2022 and 2021, respectively. As of those same dates, the Company’s recorded investment in impaired credit card loans was $257 million and $281 million, respectively, with an associated Allowance for credit losses of $70 million and $81 million, respectively. The average recorded investment in impaired credit card loans was $257 million and $383 million for the year ended December 31, 2022 and 2021, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Interest income on these impaired credit card loans is accounted for in the same manner as non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not in modification programs. The Company recognized $15 million, $26 million and $30 million for the year ended December 31, 2022, 2021 and 2020, respectively, in interest income associated with credit card loans in modification programs, during the period that such loans were impaired.

The following table provides additional information regarding credit card loans modified as TDRs for the years ended December 31:

	2022			2021
	Number of Restructurings	Pre- modification Outstanding Balance	Post- modification Outstanding Balance	Number of Restructurings	Pre- modification Outstanding Balance	Post- modification Outstanding Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings	149,815	$227	$227	171,993	$254	$254

The following table provides additional information regarding credit card loans modified as TDRs that have subsequently defaulted within 12 months of their modification dates for the years ended December 31; the probability of default is factored into the Allowance for credit losses:

	2022		2021
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings that subsequently defaulted	63,726	$88	114,531	$154

Credit Quality

Credit Card Loans

As part of the Company’s credit risk management activities, the Company assesses overall credit quality by reviewing information related to the performance of a credit cardholder’s account, as well as information from credit bureaus relating to the cardholder’s broader credit performance. The Company utilizes VantageScore (Vantage) credit scores to assist in its assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. The Company categorizes these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and the Company uses alternative sources to assess credit risk and predict behavior. The table below excludes 0.6% and 0.1% of the total credit card loans balance as of December 31, 2022 and 2021, respectively, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of the Company’s credit card loans by Vantage score as of December 31:

	Vantage
	2022			2021
	661 or Higher	601 to 660	600 or Less	661 or Higher	601 to 660	600 or Less
Credit card loans	62%	26%	12%	62%	26%	12%

BNPL Loans

The amortized cost basis of the Company’s BNPL loans totaled $299 million and $182 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, approximately 86% of these loans were originated with customers with Fair Isaac Corporation (FICO) scores of 660 or above, and correspondingly approximately 14% of these loans were

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
originated with customers with FICO scores below 660. Similarly, as of December 31, 2021, approximately 84% and 16% of these loans were originated by customers with FICO scores of 660 or above, and below 660, respectively.

Unfunded Loan Commitments

The Company is active in originating private label and co-brand credit cards in the U.S. The Company manages potential credit risk in its unfunded lending commitments by reviewing each potential customer’s credit application and evaluating the applicant’s financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the U.S. and are not significantly concentrated in any one geographic area.

The Company manages its potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of its portfolios and applying consistent underwriting standards. The Company has the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $128 billion and $112 billion as of December 31, 2022 and 2021, respectively. While this amount represented the total available unused credit card lines, the Company has not experienced and does not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

In August 2021, the Company sold a credit card portfolio for cash consideration of approximately $512 million and recognized a gain of approximately $10 million on the transaction, which was recorded in Other non-interest income.

As of December 31, 2022 and December 31, 2021, there were no credit card loans held for sale and no portfolio sales were made during the year end December 31, 2022.

The Company previously announced the non-renewal of its contract with BJ’s and the sale of the BJ’s portfolio, which closed in late February 2023, for a total preliminary purchase price of approximately $2.5 billion on a loan portfolio of approximately $2.3 billion, subject to customary purchase price adjustments.

Portfolio Acquisitions

In April 2022, the Company acquired a credit card portfolio for cash consideration of approximately $249 million, which primarily consisted of credit card loans, and also included intangible assets (primarily purchased credit card relationships) and rewards liabilities. For Consolidated Financial Statement disclosure purposes, allocation of the purchase price to the credit card loans and intangible assets acquired is not significant.

In October 2022, the Company acquired the AAA credit card portfolio for cash consideration of approximately $1.6 billion, which primarily consisted of $1.5 billion of credit card loans, and also included $118 million of intangible assets (primarily purchased credit card relationships) and reward liabilities, and is subject to customary purchase price adjustments.

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

In estimating its Allowance for credit losses, for each identified group, management utilizes various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models utilize historical data and applicable macroeconomic variables with statistical analysis and

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
behavioral relationships, to determine expected credit performance. The Company’s quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card and other loans, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the Allowance for credit losses reflects the Company’s best estimate of current expected credit losses.

Credit Card Loans

The Company uses a “pooled” approach to estimate expected credit losses for financial assets with similar risk characteristics. The Company has evaluated multiple risk characteristics across its credit card loans portfolio, and determined delinquency status and credit quality to be the most significant characteristics for estimating expected credit losses. To estimate its Allowance for credit losses, the Company segments its credit card loans on the basis of delinquency status, credit quality risk score and product. These risk characteristics are evaluated on at least an annual basis, or more frequently as facts and circumstances warrant. In determining the estimated life of the Company’s credit card loans, payments were applied to the measurement date balance with no payments allocated to future purchase activity. The Company uses a combination of First In First Out and the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (CARD Act) methodologies to model balance paydown.

BNPL Loans

The Company measures its Allowance for credit losses on BNPL loans using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of December 31, 2022 and 2021, the Allowance for credit losses on BNPL loans was $21 million and $14 million, respectively.

Allowance for Credit Losses Rollforward

The following table presents the Company’s Allowance for credit losses for its Credit card and other loans. With the acquisition of Lon, Inc. in December 2020, the Company acquired certain BNPL loans which represented a separate portfolio segment; the amount of the related Allowance for credit losses was insignificant and therefore has been included in the table below. The amounts presented are for the years ended December 31:

	2022	2021	2020
(Millions)
Beginning balance(1)	$1,832	$2,008	$1,815

Provision for credit losses(2)	1,594	544	1,266
Change in estimate for uncollectible unpaid interest and fees	10	—	10
Net principal losses(3)	(972)	(720)	(1,083)
Ending balance	$2,464	$1,832	$2,008
______________________________
(1)The 2020 Beginning balance includes an increase of $644 million as of January 1, 2020, related to the adoption of the CECL methodology.
(2)Provision for credit losses includes a build/release for the Allowance, as well as replenishment of Net principal losses.
(3)Net principal losses are presented net of recoveries of $187 million, $163 million and $205 million for the years ended December 31, 2022, 2021 and 2020, respectively. Net principal losses for the year ended December 31, 2022 include a $5 million adjustment related to the effects of the purchase of previously written-off accounts that were sold to a third-party debt collection agency; no such adjustment was made in the comparative periods.

For the year ended December 31, 2022, the factors that influenced the increase in the Allowance for credit losses are a higher End-of-period credit card and other loan balance, a higher reserve rate due to economic scenario weightings in the

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Company’s credit reserve modeling as a result of weakening in macroeconomic indicators, elevated inflation, and the increased cost of overall consumer debt.

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

The Company regularly securitizes the majority of its credit card loans through the transfer of those loans to one of its Trusts. The Company performs the decision making for the Trusts, as well as servicing the cardholder accounts that generate the credit card loans held by the Trusts. In its capacity as a servicer, the Company administers the loans, collects payments and charges-off uncollectible balances. Servicing fees are earned by a subsidiary of the Company, which are eliminated in consolidation.

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

The Company is required to maintain minimum interests in its Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the years ended December 31, 2022, 2021 and 2020, no such triggering events occurred.

The following tables provide the total securitized credit card loans and related delinquencies as of December 31, and net principal losses of securitized credit card loans for the years ended December 31:

	2022	2021
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$15,383	$11,215
Of which: principal amount of credit card loans 91 days or more past due	$307	$159

	2022	2021	2020
(Millions)
Net principal losses of securitized credit card loans	$554	$453	$756

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
5. INVESTMENT SECURITIES

The Company’s investment securities consist of available-for-sale (AFS) securities, which are debt securities and mutual funds. The Company also holds equity securities within its investment securities portfolio. Collectively, these investments are carried at fair value on the Consolidated Balance Sheets within Investment securities.

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

Realized gains and losses are recognized upon disposition of the investment securities, using the specific identification method. The table below reflects unrealized gains and losses as of December 31, 2022 and December 31, 2021, respectively:

	2022				2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$175	$—	$(23)	$152	$173	$4	$(2)	$175
Equity securities	$69	$—	$—	$69	$64	$—	$—	$64
Total	$244	$—	$(23)	$221	$237	$4	$(2)	$239

The following tables provide information about the Company’s AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2022 and December 31, 2021, respectively:

	December 31, 2022
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$95	$(9)	$57	$(14)	$152	$(23)
Total	$95	$(9)	$57	$(14)	$152	$(23)

	December 31, 2021
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$57	$(1)	$15	$(1)	$72	$(2)
Total	$57	$(1)	$15	$(1)	$72	$(2)

As of December 31, 2022, the amortized cost and estimated fair value of the Company’s AFS debt securities, which are mortgage-backed securities with no stated maturities, was $175 million and $152 million, respectively.

There were no realized gains or losses from the sale of any investment securities for the years ended December 31, 2022, 2021 and 2020.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
6. PROPERTY AND EQUIPMENT, NET

Furniture, equipment, buildings and leasehold improvements are carried at cost less accumulated depreciation, and depreciation is measured on a straight-line basis. Costs incurred during construction are capitalized; depreciation begins once the asset is placed in service. As of December 31, 2022, the Company’s furniture and equipment has remaining estimated useful lives ranging from less than one year to 10 years. Leasehold improvements are depreciated over the lesser of the remaining terms of the respective leases, or the economic lives of the improvements, and range from less than one year to 16 years, as of December 31, 2022.

Costs associated with the acquisition or development of internal-use software are also capitalized and recorded in Property and equipment, net. Once the internal-use software is ready for its intended use, the cost is amortized on a straight-line basis over the software’s estimated useful life. As of December 31, 2022, the Company’s internal-use software has remaining estimated useful lives ranging from less than one year to 10 years.

The Company reviews long-lived assets and asset groups for impairment whenever events or circumstances indicate their carrying amounts may not be recoverable. An impairment is recognized if the carrying amount is not recoverable and exceeds the asset or asset group’s fair value.

Property and equipment consists of the following as of December 31:

	2022	2021
(Millions)
Internal-use computer software and development	$305	$263
Furniture and equipment	96	107
Land and leasehold improvements	72	76
Construction in progress	9	25
Total	482	471
Accumulated depreciation and amortization	(287)	(256)
Property and equipment	$195	$215

Depreciation expense totaled $19 million, $26 million and $57 million for the years ended December 31, 2022, 2021 and 2020, respectively, and includes purchased software. Amortization expense on capitalized internal-use software costs totaled $68 million, $37 million and $15 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022 and 2021, the net amount of unamortized capitalized internal-use software costs included in Property and equipment, net on the Consolidated Balance Sheets was $112 million and $113 million, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill is reviewed at least annually for impairment, or more frequently if circumstances indicate that an impairment is probable, using qualitative or quantitative analysis. No goodwill impairment has been recognized during any of the years ended December 31, 2022, 2021, or 2020.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021, respectively, were as follows:

(Millions)
Balance as of December 31, 2020	$634
Goodwill acquired during the period	—
Balance as of December 31, 2021	$634
Goodwill acquired during the period	—
Balance as of December 31, 2022	$634
______________________________

There were no accumulated goodwill impairment losses as of both December 31, 2022 and 2021.

Intangible Assets, net

The Company’s identifiable intangible assets consist of both amortizable and non-amortizable intangible assets. Definite-lived intangible assets are subject to amortization and are amortized on a straight-line basis over their estimated useful lives; indefinite-lived intangible assets are not amortized. The Company reviews long-lived assets and asset groups, including intangible assets, for impairment whenever events and circumstances indicate their carrying amounts may not be recoverable; recognizing an impairment if the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. No impairment of intangible assets has been recognized during any of the years ended December 31, 2022, 2021, or 2020.

Intangible assets consist of the following as of December 31:

	2022
	Gross Assets	Accumulated Amortization	Net	Useful Life
(Millions)
Definite-Lived Assets
Customer contracts and lists	$9	$(6)	$3	3 years
Premium on purchased credit card loan portfolios	$230	$(73)	$157	4-13 years
Non-compete agreements	$2	$(1)	$1	5 years
	$241	$(80)	$161
Indefinite-Lived Assets
Tradename	$4	$—	$4	Indefinite life
Total intangible assets	$245	$(80)	$165

	2021
	Gross Assets	Accumulated Amortization	Net	Useful Life
(Millions)
Definite-Lived Assets
Customer contracts and lists	$9	$(3)	$6	3 years
Premium on purchased credit card loan portfolios	133	(89)	44	1-13 years
Non-compete agreements	2	—	2	5 years
	$144	$(92)	$52
Indefinite-Lived Assets
Tradename	1	—	1	Indefinite life
Total intangible assets	$145	$(92)	$53

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Amortization expense related to intangible assets was approximately $26 million, $29 million and $34 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows for the years ending December 31:

(Millions)
2023	41
2024	37
2025	29
2026	24
2027	8
Thereafter	22
161

8. OTHER ASSETS

The following is a summary of Other assets as of December 31:

	2022	2021
(Millions)
Deferred tax asset, net	$552	$302
Deferred contract costs	344	364
Accounts receivable, net (1)	164	151
Right-of-use assets - operating	88	97
Restricted cash (2)	36	877
Investment in Loyalty Ventures Inc. (LVI)	6	50
Other (3)	210	151
Total other assets	$1,400	$1,992
______________________________
(1)Primarily related to federal, state and foreign income tax receivables (including a tax-related receivable in the amount of $49 million, net, which the Company is entitled to receive through LVI), and amounts receivable from various brand partners.
(2)The balance as of December 31, 2021 represents principal accumulation for the repayment of debt issued by consolidated VIEs that matured in 2022.
(3)Primarily comprised of prepaid expenses and non-income-based tax receivables.

9. LEASES

The Company has various operating leases for facilities and equipment which are recorded as lease-related assets (right-of-use assets) and liabilities for those leases with terms greater than 12 months. The Company does not have any finance leases. The Company determines if an arrangement is a lease or contains a lease at inception, and does not separate lease and non-lease components. Right-of-use assets are recognized as of the lease commencement date at amounts equal to the respective lease liabilities, adjusted for any prepaid lease payments, initial direct costs and lease incentives. The Company’s lease liabilities are recognized as of the lease commencement date, or upon modification of the lease, at the present value of the contractual fixed lease payments, discounted using the Company’s incremental borrowing rate as the rate implicit in the lease is typically not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

As of both December 31, 2022 and 2021, the weighted average discount rate applied by the Company was 5.8%. As of December 31, 2022, the Company’s leases have remaining lease terms ranging from less than one year, up to 16 years, some of which may include renewal options, while the weighted average remaining lease term was 8.8 years and 9.8 years

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
as of December 31, 2022 and 2021, respectively. Leases with an initial term of 12 months or less are not recognized on the Consolidated Balance Sheets; lease expense for these leases is recognized on a straight-line basis over the lease term.
As with other long-lived assets, right-of-use assets are reviewed for impairment whenever events and circumstances indicate their carrying amounts may not be recoverable.

The components of lease expense were as follows for the years ended December 31:

	2022	2021	2020
(Millions)
Operating lease cost	$17	$23	$25
Short-term lease cost	—	—	1
Variable lease cost	3	2	2
Sublease income	(7)	(5)	(1)
Total	$13	$20	$27

Supplemental lease-related cash flow information was as follows for the years ended December 31:

	2022	2021	2020
(Millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23	$25	$28
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$5	$1

Future, maturities of the Company’s lease liabilities, by year, were as follows as of December 31, 2022:

(Millions)
2023	$19
2024	20
2025	19
2026	18
2027	16
Thereafter	70
Total undiscounted lease liabilities	162
Less: Amount representing interest	(36)
Total present value of minimum lease payments	$126

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
10. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of December 31:

	2022	2021
(Millions)
Interest-bearing	$13,787	$11,027
Non-interest-bearing (including cardholder credit balances)	39	—
Total deposits	$13,826	$11,027

Deposits by deposit type were as follows as of December 31:

	2022	2021
(Millions)
Savings accounts
Direct-to-consumer (retail)	$2,782	$1,713
Wholesale	3,954	3,873
Certificates of deposit
Direct-to-consumer (retail)	2,684	1,467
Wholesale	4,367	3,974
Cardholder credit balances	39	—
Total deposits	$13,826	$11,027

The scheduled maturities of certificates of deposit were as follows as of December 31, 2022:

(Millions)
2023(1)	$4,437
2024	1,333
2025	482
2026	234
2027	565
Thereafter	—
Total certificates of deposit	$7,051
__________________________________

(1)	The 2023 balance includes $9 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of December 31, 2022 and December 31, 2021, certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 or more, in the aggregate, were $822 million and $500 million, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
11. BORROWINGS OF LONG-TERM AND OTHER DEBT

Long-term and other debt consisted of the following as of December 31:

Description	2022	2021	Contractual Maturities	Interest Rates
(Millions, except percentages)
Long-term and other debt:
Revolving line of credit	$—	$—	July 2024	(1)
Term loans	556	658	July 2024	(2)
Senior notes due 2024	850	850	December 2024	4.750%
Senior notes due 2026	500	500	January 2026	7.000%
Subtotal	1,906	2,008
Less: Unamortized debt issuance costs	14	22
Total long-term and other debt	$1,892	$1,986

Debt issued by consolidated VIEs:
Fixed rate asset-backed term note securities	$—	$1,572
Conduit asset-backed securities	6,115	3,883	Various – Jun 2023 to Oct 2023	(3)
Subtotal	6,115	5,455
Less: Unamortized debt issuance costs	—	2
Total debt issued by consolidated VIEs	$6,115	$5,453

Total borrowings of long-term and other debt	$8,007	$7,439
______________________________

(1)
The interest rate in 2022 is based upon the Secured Overnight Financing Rate (SOFR) plus an applicable margin. The interest rate in 2021 is based upon the London Interbank Offered Rate (LIBOR) plus an applicable margin.

(2)
The interest rate in 2022 is based upon SOFR plus an applicable margin. The interest rate in 2021 is based upon LIBOR plus an applicable margin. The weighted average interest rate for the term loans was 3.24% and 1.85% as of December 31, 2022 and 2021, respectively.

(3)
The interest rate in 2022 is based upon SOFR, or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. The interest rate in 2021 is based upon LIBOR, or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. As of December 31, 2022, the interest rates ranged from 5.08% to 5.93%. As of December 31, 2021, the interest rates ranged from 0.89% to 0.96%.

Certain of the Company’s long-term debt agreements contain various restrictive financial and non-financial covenants. If the Company does not comply with these covenants, the maturity of amounts outstanding may be accelerated and become payable and the associated commitments may be terminated. As of December 31, 2022, the Company was in compliance with all such covenants.

Long-term and Other Debt

Credit Agreement

The Company, as borrower, and certain of its non-Bank wholly-owned subsidiaries, as guarantors, are party to a Credit Agreement with various agents and lenders dated June 14, 2017, as amended (the Credit Agreement). As of December 31, 2022, the Credit Agreement had $556 million aggregate principal amount of term loans outstanding (the term loans) and provided for a $750 million revolving credit facility (the revolving line of credit) which was undrawn as of December 31, 2022. The Credit Agreement matures on July 1, 2024.

The Credit Agreement contains the usual and customary negative and affirmative covenants, including, but not limited to, restrictions on the Company’s ability and in certain instances, its subsidiaries’ ability to consolidate or merge; substantially change the nature of its business; sell, lease, or otherwise transfer any substantial part of its assets; create or incur indebtedness; create liens; and make acquisitions. The negative covenants are subject to certain exceptions as specified in the Credit Agreement. The Credit Agreement also requires the Company to comply with certain financial covenants and

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
includes customary events of default. The Credit Agreement was amended in December 2022 to index borrowings SOFR, with the discontinuation of LIBOR. SOFR is based on short-term repurchase agreements that are backed by Treasury securities.

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

Due December 15, 2024: In December 2019, the Company issued and sold $850 million aggregate principal amount of 4.750% Senior Notes due December 15, 2024 (the Senior Notes due 2024). The Senior Notes due 2024 accrue interest on the outstanding principal amount at the rate of 4.750% per annum from December 20, 2019, payable semi-annually in arrears, on June 15 and December 15 of each year, beginning on June 15, 2020. The Senior Notes due 2024 will mature on December 15, 2024, subject to earlier repurchase or redemption.

Due January 15, 2026: In September 2020, the Company issued and sold $500 million aggregate principal amount of 7.000% Senior Notes due January 15, 2026 (the Senior Notes due 2026). The Senior Notes due 2026 accrue interest on the outstanding principal amount at the rate of 7.000% per annum from September 22, 2020, payable semi-annually in arrears, on March 15 and September 15 of each year, beginning on March 15, 2021. The Senior Notes due 2026 will mature on January 15, 2026, subject to earlier repurchase or redemption.

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

Asset-Backed Term Notes

For the year ended December 31, 2022, no asset-backed term notes were issued, and $1.6 billion of asset-backed term notes matured and were repaid, of which $74 million were previously retained by the Company and therefore eliminated from the Consolidated Balance Sheets.

Conduit Facilities

The Company maintained committed syndicated bank Conduit Facilities to support the funding of its credit card loans for its Trusts. Borrowings outstanding under each private Conduit Facility bear interest at a margin above SOFR, or the asset-backed commercial paper costs of each individual conduit provider.

During the year ended December 31, 2022, the Company obtained increased lender commitments under its Conduit Facilities of $2.1 billion and extended the various maturities to June 2023 and July 2023. Specifically, in April 2022, the World Financial Network Credit Card Master Trust III amended its 2009-VFC Conduit Facility, increasing the capacity from $225 million to $275 million and extending the maturity to July 2023. In addition, in April 2022, the World Financial Capital Master Note Trust amended its 2009-VFN Conduit Facility, increasing the capacity from $1.5 billion to $2.5 billion and extending the maturity to July 2023. In June 2022, the Comenity Capital Asset Securitization Trust was formed for the purpose of funding a portfolio acquisition completed in October 2022. The capacity was negotiated to be $1.0 billion and the maturity was set as June 2023.

As of December 31, 2022, total capacity under the Conduit Facilities was $6.5 billion, of which $6.1 billion had been drawn.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Maturities

The future principal payments for the Company’s long-term and other debt are as follows, as of December 31, 2022:

Year	Long-Term and Other Debt	Debt Issued by Consolidated VIEs	Total
(Millions)
2023	$152	$6,115	$6,267
2024	1,254	—	1,254
2025	—	—	—
2026	500	—	500
2027	—	—	—
Thereafter	—	—	—
Total maturities	1,906	6,115	8,021
Unamortized debt issuance costs	(14)	—	(14)
	$1,892	$6,115	$8,007

12. OTHER LIABILITIES

The following is a summary of Other liabilities as of December 31:

	2022	2021
(Millions)
Accounts payable and other brand partner liabilities	$398	$291
Accrued liabilities (1)	306	314
Long-term tax reserves	306	313
Operating lease liabilities	126	140
Other(2)	173	136
Total other liabilities	$1,309	$1,194
______________________________
(1)Primarily related to accrued payroll and benefits, marketing, taxes and professional services expenses.
(2)Primarily comprised of long-term unearned revenue and cardholder liabilities.

13. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the years ended December 31:

	2022	2021	2020
(Millions)
Payment protection products	$154	$141	$156
Loss from equity method investment	(44)	2	—
Other	4	13	21
Total other non-interest income	$114	$156	$177

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following table provides the components of Other non-interest expenses for the years ended December 31:

	2022	2021	2020
(Millions)
Professional services and regulatory fees	$142	$136	$114
Asset impairment charges	—	—	64
Other (1)	85	86	108
Total other non-interest expense	$227	$222	$286
______________________________

(1)	Primarily related to occupancy expense and non-income based taxes.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels quarterly. For the years ended December 31, 2022 and 2021, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

The following table summarizes the carrying values and fair values of the Company’s financial assets and financial liabilities as of December 31:

	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$18,901	$21,328	$15,567	$17,989
Investment securities	221	221	239	239
Financial liabilities
Deposits	13,826	13,731	11,027	11,135
Debt issued by consolidated VIEs	6,115	6,115	5,453	5,467
Long-term and other debt	1,892	1,759	1,986	2,053

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities

Credit card and other loans, net: The Company’s Credit card and other loans are recorded at historical cost, less the Allowance for credit losses, on the Consolidated Balance Sheets. In estimating the fair values, the Company uses a discounted cash flow model (i.e., Level 3 inputs), primarily because a comparable whole loan sales market for similar loans does not exist, and therefore there is a lack of observable pricing inputs. The Company uses various internally derived inputs, including projected income, discount rates and forecasted write-offs; economic value attributable to future loans generated by the cardholder accounts is not included in the fair values.

Investment securities: Investment securities consist of AFS securities, which are debt securities and mutual funds, as well as equity securities, and are recorded at fair value on the Consolidated Balance Sheets. Quoted prices of identical or similar investment securities in active markets are used to estimate the fair values (i.e., Level 1 or Level 2 inputs).

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

The following tables summarize the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs, as of December 31:

	2022
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$221	$44	$177	$—
Total assets measured at fair value	$221	$44	$177	$—

	2021
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$239	$48	$191	$—
Total assets measured at fair value	$239	$48	$191	$—

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables summarize the Company’s financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2022 and 2021. The fair values of these financial instruments are estimates as of December 31, 2022 and 2021, and require management’s judgment; therefore, these figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating all of the amounts presented.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	2022
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets:
Credit card and other loans, net	$21,328	$—	$—	$21,328
Total	$21,328	$—	$—	$21,328

Financial liabilities:
Deposits	$13,731	$—	$13,731	$—
Debt issued by consolidated VIEs	6,115	—	6,115	—
Long-term and other debt	1,759	—	1,759	—
Total	$21,605	$—	$21,605	$—

	2021
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets:
Credit card and other loans, net	$17,989	$—	$—	$17,989
Total	$17,989	$—	$—	$17,989

Financial liabilities:
Deposits	$11,135	$—	$11,135	$—
Debt issued by consolidated VIEs	5,467	—	5,467	—
Long-term and other debt	2,053	—	2,053	—
Total	$18,655	$—	$18,655	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property and equipment, right-of-use assets, deferred contract assets, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. For the year ended December 31, 2022, the Company recognized a write-down of its equity method investment in LVI of $44 million; as of December 31, 2022, the carrying amount of its investment was $6 million and the fair value was $11 million. The Company did not have any impairments for the year ended December 31, 2021.

15. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

CB is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation (FDIC). The Company’s industrial bank, CCB, is regulated, supervised and examined by the State of Utah and the FDIC.

The Consumer Financial Protection Bureau (CFPB) promulgates regulations for the federal consumer financial protection laws and supervises and examines large banks (those with more than $10 billion of total assets) with respect to those laws. Banks in a multi-bank organization, such as CB and CCB, are subject to supervision and examination by the CFPB with respect to the federal consumer financial protection laws if at least one bank reports total assets over $10 billion for four consecutive quarters. While the Banks were subject to supervision and examination by the CFPB with respect to the federal consumer financial protection laws between 2016 and 2021, this reverted to the FDIC in 2022. However, CCB’s total assets then exceeded $10 billion for four consecutive quarters as of September 30, 2022, and both Banks are now again subject to supervision and examination by the CFPB with respect to federal consumer protection laws.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Quantitative measures established by regulations to ensure capital adequacy require CB and CCB to maintain minimum amounts and ratios of Tier 1 capital to average assets, Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as those of the Company. Based on these regulations, as of December 31, 2022 and 2021, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks are considered well capitalized and seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, are as follows as of December 31, 2022:

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Comenity Bank
Common Equity Tier 1 capital ratio(1)	18.4%	4.5%	6.5%
Tier 1 capital ratio(2)	18.4	6.0	8.0
Total Risk-based capital ratio(3)	19.7	8.0	10.0
Tier 1 Leverage capital ratio(4)	16.7	4.0	5.0

Comenity Capital Bank
Common Equity Tier 1 capital ratio(1)	16.1%	4.5%	6.5%
Tier 1 capital ratio(2)	16.1	6.0	8.0
Total Risk-based capital ratio(3)	17.4	8.0	10.0
Tier 1 Leverage capital ratio(4)	14.9	4.0	8.0

Combined Banks
Common Equity Tier 1 capital ratio(1)	17.0%	4.5%	6.5%
Tier 1 capital ratio(2)	17.0	6.0	8.0
Total Risk-based capital ratio(3)	18.3	8.0	10.0
Tier 1 Leverage capital ratio(4)	15.6	4.0	5.0

(1)The Common Equity Tier 1 capital ratio represents common equity tier 1 capital divided by total risk-weighted assets.
(2)The Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets.
(3)The Total Risk-based capital ratio represents total capital divided by total risk-weighted assets.
(4)The Tier 1 Leverage capital ratio represents tier 1 capital divided by total average assets, after certain adjustments.

Indemnification

On July 1, 2019, the Company completed the sale of its Epsilon segment to Publicis Groupe S.A. (Publicis). Under the terms of the agreement governing that transaction, the Company agreed to indemnify Publicis and its affiliates from and against any losses arising out of or related to a U.S. Department of Justice (DOJ) investigation. The DOJ investigation related to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon actively cooperated with the DOJ in connection with the investigation. On January 19, 2021, Epsilon entered into a deferred prosecution agreement (DPA) with the DOJ to resolve the matters that were the subject of the investigation. Pursuant to the DPA, Epsilon agreed, among other things, to pay penalties and consumer compensation in the aggregate amount of $150 million, to be paid in two equal installments, the first in January 2021 and the second in January 2022. A $150 million loss contingency was recorded as of December 31, 2020. Pursuant to

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
its contractual indemnification obligation, in January 2021 the Company paid $75 million to Publicis, and in January 2022 the Company paid the remaining $75 million installment to Publicis.

Legal Proceedings

From time to time the Company is involved in various claims and lawsuits and other proceedings, arising in the ordinary course of business that it believes will not have a material adverse effect on its business, consolidated financial condition or liquidity, including claims and lawsuits alleging breaches of the Company’s contractual obligations, arbitrations, class actions and other litigation, arising in connection with its business activities. The Company is also involved, from time to time, in reviews, investigations, subpoenas, supervisory actions and other proceedings (both formal and informal) by governmental agencies regarding its business, which could subject the Company to significant fines, penalties, obligations to change its business practices, significant restrictions on its existing business or ability to develop new business, cease-and-desist orders, safety-and-soundness directives or other requirements resulting in increased expenses, diminished income and damage to the Company’s reputation.

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

During the year ended December 31, 2022, the Company issued 100,951 shares of common stock under the 2015 ESPP at a weighted-average issue price of $31.48. Since its adoption on July 1, 2015, 672,776 shares of common stock have been issued, with 768,551 shares available for issuance under the 2015 ESPP.

401(k) Retirement Savings Plan

The Bread Financial Holdings, Inc. 401(k) and Retirement Savings Plan (the RSP) is a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company amended the RSP effective December 3, 2020. The RSP is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible employees can participate in the RSP immediately upon joining the Company and after 180 days of employment begin receiving company matching contributions; “seasonal” or “on-call” employees must complete a year of eligibility service before they may participate. The RSP covers U.S. employees of Bread Financial Holdings, Inc. who are at least 18 years old, one of the Company’s wholly-owned subsidiaries, and any other subsidiary or affiliated organization that adopts the RSP; employees of the Company and all of its U.S. subsidiaries are currently covered.

The RSP permits eligible employees to make Roth elective deferrals, which are included in the employee’s taxable income at the time of contribution, but not when distributed. Regular, or Non-Roth elective deferrals made by employees, together with contributions by the Company to the RSP, and income earned on these contributions, are not taxable until withdrawn from the RSP. The Company matches an employee’s contribution dollar-for-dollar up to five percent of the employee’s eligible compensation; all Company matching contributions immediately vest. For the years ended December 31, 2022, 2021 and 2020, Company matching contributions were $17 million, $15 million and $16 million, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Participants in the RSP can direct their contributions and the Company’s matching contribution to numerous investment options, including the Company’s common stock. On July 20, 2001, the Company registered 1,500,000 shares of its common stock for issuance in accordance with the RSP pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2022, 241,603 of such shares remain available for issuance.

Executive Deferred Compensation Plan

The Company also maintains an Executive Deferred Compensation Plan (EDCP). The EDCP permits a defined group of management and highly compensated employees to defer on a pre-tax basis a portion of their base salary and incentive compensation (as defined in the EDCP) payable for services rendered. Deferrals under the EDCP are unfunded and subject to the claims of the Company’s creditors. Each participant in the EDCP is 100% vested in their account, and account balances accrue interest at a rate established and adjusted periodically by the Compensation & Human Capital committee of the Company’s Board of Directors. As of December 31, 2022 and 2021, the Company’s outstanding liability related to the EDCP, which was included in Other liabilities on the Consolidated Balance Sheets, was $20 million and $18 million, respectively.

17. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

	Net Unrealized Gains (Losses) on AFS Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Net Investment Hedge	Foreign Currency Translation Losses (1)	Accumulated Other Comprehensive Loss
(Millions)
Balance as of January 1, 2020	$2	$—	$(7)	$(95)	$(100)
Changes in other comprehensive income (loss)	21	(1)	—	71	91
Recognition resulting from the sale of Precima's foreign subsidiaries	—	—	—	4	4
Balance as of December 31, 2020	$23	$(1)	$(7)	$(20)	$(5)
Changes in other comprehensive (loss) income	(21)	2	—	(37)	(56)
Recognition resulting from the spinoff of LoyaltyOne's foreign subsidiaries	(1)	(1)	7	54	59
Balance as of December 31, 2021	$1	$—	$—	$(3)	$(2)
Changes in other comprehensive (loss) income	(19)	—	—	—	(19)
Balance as of December 31, 2022	$(18)	$—	$—	$(3)	$(21)
______________________________
(1)Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates from the Company’s former LoyaltyOne segment, which was spun off in November 2021.

With the spinoff of the Company’s former LoyaltyOne segment on November 5, 2021, the $7 million net unrealized loss on its net investment hedge related to its net investment in BrandLoyalty was reclassified into net income. Upon the sale of Precima on January 10, 2020, $4 million of accumulated foreign currency translation adjustments attributable to Precima’s foreign subsidiaries sold were reclassified from Accumulated other comprehensive loss and included in the calculation of the gain on the sale of Precima.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
18. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On February 28, 2022, the Company’s Board of Directors approved a stock repurchase program to acquire up to 200,000 shares of the Company’s outstanding common stock in the open market during the one-year period ending on February 28, 2023. As of March 31, 2022, the Company had repurchased all 200,000 shares of its common stock available under this program for an aggregate of $12 million. Following their repurchase, these 200,000 shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

Stock Compensation Plans

The Company has adopted equity compensation plans to advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future.

The 2015 Omnibus Incentive Plan (the 2015 Plan) became effective July 1, 2015, subsequently expired on June 30, 2020, and reserved 5,100,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock unit awards (RSUs), performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants who performed services for the Company or its affiliates, with only employees eligible to receive incentive stock options.

The 2020 Omnibus Incentive Plan (the 2020 Plan) became effective July 1, 2020 and reserved 2,400,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for the Company or its affiliates, with only employees being eligible to receive incentive stock options. The 2020 Plan expires on June 30, 2030; provided that, pursuant to the terms of the 2022 Plan (as defined below), no new grants shall be made under the 2020 Plan.

In March 2022, the Company’s Board of Directors adopted the 2022 Omnibus Incentive Plan (the 2022 Plan), which was subsequently approved by the Company’s stockholders on May 24, 2022. The 2022 Plan became effective July 1, 2022 and expires on June 30, 2032. The 2022 Plan reserves 3,075,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for the Company or its affiliates, with only employees being eligible to receive incentive stock options. The maximum amount that may be awarded to any independent member of the Company’s Board of Directors in any one calendar year may not exceed $1 million. On June 22, 2022, the Company registered 3,075,000 shares of its common stock for issuance in accordance with the 2022 Plan pursuant to a Registration Statement on Form S-8, File No. 333-265771. Terms of all awards under the 2022 Plan are determined by the Board of Directors or the Compensation & Human Capital Committee of the Board of Directors or its designee at the time of award.

Stock Compensation Expense

Stock-based compensation expense is measured at the grant date of the award, based on the fair value of the award, and is recognized ratably over the requisite service period. Stock-based compensation expense recognized in Employee compensation and benefits expense in the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 was $32 million, $25 million and $15 million, respectively, with corresponding income tax benefits of $5 million, $4 million and $3 million, respectively.

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Company’s Consolidated Statements of Income has been reduced for estimated forfeitures. The Company estimates forfeitures at each grant date based on historical experience, with forfeiture estimates to be revised, if necessary, in subsequent periods should actual forfeitures differ from those estimates; forfeitures were estimated at 5% for each of the years ended December 31, 2022, 2021 and 2020.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
As of December 31, 2022, there was approximately $55 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average remaining period of approximately 2.2 years.

Restricted Stock Unit Awards

The following table summarizes RSUs activity under the Company’s equity compensation plans:

	Market- Based (1)	Performance- Based (1)	Service- Based	Total	Weighted Average Fair Value
Balance as of January 1, 2020	24,288	230,272	258,572	513,132	$172.06
Shares granted	20,770	219,186	241,610	481,566	89.11
Shares vested	—	(42,097)	(127,921)	(170,018)	175.09
Shares forfeited	(22,831)	(186,135)	(38,447)	(247,413)	166.93
Balance as of December 31, 2020	22,227	221,226	333,814	577,267	$103.89
Shares granted (2)	2,641	111,542	774,062	888,245	88.18
Shares vested	—	(24,677)	(167,723)	(192,400)	118.78
Shares forfeited	(5,801)	(216,675)	(291,201)	(513,677)	93.16
Balance as of December 31, 2021	19,067	91,416	648,952	759,435	$89.14
Shares granted	—	82,513	766,178	848,691	63.22
Shares vested	—	(8,983)	(218,077)	(227,060)	78.23
Shares forfeited	(19,067)	—	(89,390)	(108,457)	65.83
Balance as of December 31, 2022	—	164,946	1,107,663	1,272,609	$68.86
Outstanding and Expected to Vest				1,238,212	$69.17
______________________________

(1)
Shares granted reflect a 100% target attainment of the respective market-based or performance-based metric. Shares forfeited include those restricted stock units forfeited as a result of the Company not meeting the respective market-based or performance-based metric conditions.

(2)
Shares granted reflect a November 2021 make-whole equity adjustment to unvested shares due to the reduction in the Company’s share value resulting from the spinoff of LVI. This adjustment increased shares granted by 2,641 shares, 12,659 shares and 96,556 shares for market-based, performance-based and service-based awards, respectively. These shares were excluded from the weighted average fair value calculation.

For performance-based and service-based awards, the fair value of the RSUs was estimated using the Company’s closing share price on the date of grant. Service-based RSUs typically vest ratably over a three year period. Performance-based RSUs typically cliff vest at the end of three years, if specified performance measures tied to the Company’s financial performance are met, which are measured annually over the three year period. For the performance-based RSUs awarded in 2022 and 2021, the pre-defined vesting criteria typically permit a range from 0% to 150% to be earned. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition.

The total fair value of RSUs vested was $18 million, $23 million and $30 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the aggregate intrinsic value of RSUs outstanding and expected to vest was $47 million.

Dividends

For the years ended December 31, 2022, 2021 and 2020, the Company paid $43 million, $42 million and $61 million, respectively, in dividends to its shareholders of common stock. On January 26, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share on its common stock, payable on March 17, 2023, to stockholders of record at the close of business on February 10, 2023.

BREAD FINANCIAL HOLDINGS, INC.
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

Differences between the Consolidated Financial Statements and tax bases of assets and liabilities give rise to deferred tax assets and liabilities, which measure the future tax effects of items recognized in the Consolidated Financial Statements. Changes in deferred income tax assets and liabilities associated with components of Other comprehensive (loss) income are charged or credited directly to Other comprehensive (loss) income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of Provision for income taxes. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to Provision for income taxes in the period of enactment.

Deferred tax assets require certain estimates and judgments in order to determine whether it is more likely than not that all or a portion of the benefit of a deferred tax asset will not be realized. In evaluating the Company’s deferred tax assets on a quarterly basis as new facts and circumstances emerge, the Company analyzes and estimates the impact of future taxable income, reversing temporary differences and available tax planning strategies. Uncertainties can lead to changes in the ultimate realization of deferred tax assets. A liability for unrecognized tax benefits, representing the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized in the Consolidated Financial Statements, inherently requires estimates and judgments. A tax position is recognized only when it is more likely than not to be sustained, based purely on its technical merits after examination by the relevant taxing authority, and the amount recognized is the benefit the Company believes is more likely than not to be realized upon ultimate settlement. The Company evaluates its tax positions as new facts and circumstances become available, making adjustments to unrecognized tax benefits as appropriate. Uncertainties can mean the tax benefits ultimately realized differ from amounts previously recognized, with any differences recorded in Provision for income taxes, along with amounts for estimated interest and penalties related to uncertain tax positions.

The components of the Company’s Provision for income taxes included in the Consolidated Statements of Income were as follows for the years ended December 31:

	2022	2021	2020
(Millions)
Current
Federal	$280	$218	$228
State	41	49	36
Total current income tax expense	321	267	264
Deferred
Federal	(201)	(13)	(143)
State	(44)	(7)	(28)
Total deferred income tax benefit	(245)	(20)	(171)
Total Provision for income taxes	$76	$247	$93

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
A reconciliation of the Company’s expected income tax expense computed by applying the federal statutory rate to income from continuing operations before income taxes, to the recorded Provision for income taxes, is as follows for the years ended December 31:

	2022	2021	2020
(Millions)
Expected expense at statutory rate	$63	$219	$63
(Decrease) increase in income taxes resulting from:
State and local income taxes, net of federal benefit	(2)	33	6
Impact of 2017 Tax Reform	—	(8)	(2)
Non-deductible expenses	6	4	6
IRC Section 199, net of tax reserves	4	—	12
Basis difference in unconsolidated subsidiaries	(8)	—	—
Valuation allowance	16	—	—
Other	(3)	(1)	8
Total	$76	$247	$93

For the year ended December 31, 2022, the Company increased its reserve for Internal Revenue Code (IRC) Section 199 deductions by approximately $4 million as a result of an unfavorable court ruling. In addition, the Company recorded an income tax benefit (deferred tax asset) of approximately $8 million related to the initial recognition of the basis difference in an unconsolidated subsidiary, against which the Company recorded a $16 million valuation allowance as of December 31, 2022.

H.R. 1, originally known as the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Reform) was enacted on December 22, 2017 and permanently reduced the corporate tax rate to 21% from 35%, effective January 1, 2018. For the year ended December 31, 2021, the Company recorded an income tax benefit of approximately $8 million related to the 2017 Tax Reform rate differential that was released from Other comprehensive (loss) income due to the divestiture of the Company’s former LoyaltyOne segment.

For the year ended December 31, 2020, the Company recorded an income tax benefit of approximately $2 million related to the rate benefit for a capital loss that will be carried back to a year preceding the 2017 Tax Reform rate reduction. The Company is currently under audit with the Internal Revenue Service and as a result of the preliminary audit findings, the Company increased its reserve for IRC Section 199 deductions by $12 million during the year ended December 31, 2020.

On August 16, 2022, the Inflation Reduction Act (the Act) was signed into law in the U.S., which includes a new 15 percent corporate minimum tax on certain large corporations and a one percent excise tax on stock repurchases made after December 31, 2022. The Company does not anticipate the Act will have a significant impact on its financial position, results of operations or cash flows, nor does it expect significant changes to operational processes, controls or governance as a result of the Act.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following table reflects the significant components of Deferred tax assets and liabilities as of December 31:

	2022	2021
(Millions)
Deferred tax assets
Deferred revenue	$14	$17
Allowance for credit losses	598	447
Net operating loss carryforwards and other carryforwards	39	42
Operating lease liabilities	30	33
Accrued expenses and other	88	65
Total deferred tax assets	769	604
Valuation allowance	(26)	(8)
Deferred tax assets, net of valuation allowance	743	596
Deferred tax liabilities
Deferred income	$148	$221
Depreciation	7	28
Right of use assets	20	22
Intangible assets	16	23
Total deferred tax liabilities	191	294

Net deferred tax assets	$552	$302

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$552	$302

As of December 31, 2022, included in the Company’s U.S. tax returns are approximately $124 million of U.S. federal net operating loss carryovers (NOLs) and approximately $34 million of foreign tax credits. With the exception of NOLs generated after December 31, 2017, these attributes expire at various times through the year 2037. As of December 31, 2022, the Company has state NOLs of approximately $231 million and state credits of approximately $2 million, both available to offset future state taxable income, and state capital losses of approximately $7 million to offset capital gains. The state NOLs, credits and capital losses will expire at various times through the year 2040.

The Company uses the portfolio approach relating to the release of stranded tax effects recorded in Accumulated other comprehensive loss. Under the portfolio approach, the net unrealized gains or losses recorded in Accumulated other comprehensive loss would be eliminated only on the date the entire portfolio of Available-for-sale investment securities is sold or otherwise disposed of.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following table presents changes in unrecognized tax benefits:

(Millions)
Balance as of January 1, 2020	$215
Increases related to prior years’ tax positions	59
Decreases related to prior years’ tax positions	(23)
Increases related to current year tax positions	11
Settlements during the period	(5)
Lapses of applicable statutes of limitation	(2)
Balance as of December 31, 2020	$255
Increases related to prior years’ tax positions	1
Decreases related to prior years’ tax positions	(13)
Increases related to current year tax positions	12
Settlements during the period	(8)
Balance as of December 31, 2021	$247
Increases related to prior years’ tax positions	8
Decreases related to prior years’ tax positions	(25)
Increases related to current year tax positions	14
Settlements during the period	(2)
Balance as of December 31, 2022	$242

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in Provision for income taxes. The Company has potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $74 million, $76 million and $69 million as of December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recorded approximately a $1 million benefit and $8 million and $9 million expense, respectively, in Provision for income taxes for potential interest and penalties for unrecognized tax benefits.

As of December 31, 2022, 2021 and 2020, the Company had unrecognized tax benefits of approximately $238 million, $241 million and $243 million, respectively, that, if recognized, would impact the effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in U.S. federal, state and foreign jurisdictions, as applicable. With some exceptions, the tax returns filed by the Company are no longer subject to U.S. federal income tax, and state and local examinations for the years before 2015, or foreign income tax examinations for years before 2018.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the years ended December 31:

	2022	2021	2020
(Millions, except per share amounts)
Numerator
Income from continuing operations	$224	$797	$208
(Loss) income from discontinued operations, net of income taxes	(1)	4	6
Net income	$223	$801	$214

Denominator
Basic: Weighted average common stock	49.9	49.7	47.8
Weighted average effect of dilutive securities
Net effect of dilutive unvested restricted stock awards (1)	0.1	0.3	0.1
Denominator for diluted calculation	50.0	50.0	47.9

Basic EPS
Income from continuing operations	$4.48	$16.02	$4.36
(Loss) income from discontinued operations, net of income taxes	$(0.01)	$0.07	$0.11
Net income	$4.47	$16.09	$4.47

Diluted EPS
Income from continuing operations	$4.47	$15.95	$4.35
(Loss) income from discontinued operations, net of income taxes	$(0.01)	$0.07	$0.11
Net income	$4.46	$16.02	$4.46
______________________________
(1)For the years ended December 31, 2022, 2021 and 2020, an insignificant amount of restricted stock awards were excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

21. SUPPLEMENTAL CASH FLOW INFORMATION

The Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations. The following table provides a reconciliation of cash and cash equivalents to the total of the amounts reported in the Consolidated Statements of Cash Flows as of December 31:

	2022	2021
(Millions)
Cash and Cash Equivalents	$3,891	$3,046
Restricted Cash included within Other Assets	36	877
Total cash, cash equivalents and restricted cash	$3,927	$3,923

Non-cash investing and financing activities for the year ended December 31, 2021 included the Company’s equity method investment in LVI upon spinoff, on November 5, 2021, which totaled $48 million, and the Company’s retirement of its outstanding treasury stock in July 2021. For more information, see Note 22, “Discontinued Operations”, and Note 18, “Stockholders’ Equity”, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
22. DISCONTINUED OPERATIONS

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

The Company accounts for its 19% ownership interest in LVI following the equity method of accounting. As of December 31, 2022, the carrying amount of the Company’s ownership interest in LVI, which totaled $6 million, is included in Other assets in the Consolidated Balance Sheets, while earnings (losses) are recorded in Other non-interest income in the Consolidated Statements of Income.

The following table summarizes the results of operations of the Company’s former LoyaltyOne segment, direct costs identifiable to the former LoyaltyOne segment, and the allocation of interest expense on corporate debt, for the years ended December 31:

	2022	2021	2020
(Millions)
Total interest income	$—	$1	$1
Total interest expense (1)	—	11	17
Net interest income	—	(10)	(16)
Total non-interest income	—	574	765
Total non-interest expenses	1	519	656
Income before provision from income taxes	(1)	45	93
Provision for income taxes	—	36	6
Income from discontinued operations, net of income taxes	$(1)	$9	$87
______________________________

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

The following table summarizes the depreciation and amortization, and capital expenditures of the Company’s former LoyaltyOne segment for the years ended December 31:

	2022	2021	2020
(Millions)
Depreciation and amortization	$—	$31	$78
Capital expenditures	$—	$15	$24

The Company did not have any assets or liabilities of its former LoyaltyOne segment as of December 31, 2022 or 2021.

23. PARENT COMPANY FINANCIAL STATEMENTS

The following BFH financial statements are provided in accordance with the rules of the SEC, which require such disclosure when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets. Certain

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
of the Company’s subsidiaries may be restricted in distributing cash or other assets to BFH, which could be utilized to service its indebtedness. The stand-alone parent-only financial statements are presented below.

Parent Company – Condensed Balance Sheets

	December 31,
	2022	2021
(Millions)
Assets
Cash and cash equivalents	$5	$—
Investment in subsidiaries	4,159	4,446
Investment in LVI	6	50
Other assets	119	123
Total assets	$4,289	$4,619
Liabilities
Long-term and other debt	$1,892	$1,985
Intercompany liabilities, net	86	482
Other liabilities	46	66
Total liabilities	2,024	2,533
Stockholders’ equity	2,265	2,086
Total liabilities and stockholders’ equity	$4,289	$4,619

Parent Company – Condensed Statements of Income

	Years Ended December 31,
	2022	2021	2020
(Millions)
Total interest income	$11	$12	$13
Total interest expense	107	103	110
Net interest expense	(96)	(91)	(97)
Dividends from subsidiaries	382	535	256
Loss from equity method investment	(44)	—	—
Total net interest and non-interest income	242	444	159
Total non-interest expenses	1	1	1
Income before income taxes and equity in undistributed net income of subsidiaries	241	443	158
Benefit for income taxes	22	36	21
Income before equity in undistributed net income of subsidiaries	263	479	179
Equity in undistributed net (loss) income of subsidiaries	(40)	322	35
Net income	$223	$801	$214

Parent Company – Condensed Statements of Comprehensive Income

	Years Ended December 31,
	2022	2021	2020
(Millions)
Net income	$223	$801	$214
Other comprehensive (loss) income, net of tax	(3)	7	—
Total comprehensive income, net of tax	$220	$808	$214

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Parent Company – Condensed Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
(Millions)
Net cash used in operating activities	$(219)	$(398)	$(138)
Investing activities:
Investment in subsidiaries	—	—	(3)
Dividends received	383	533	256
Purchases of available-for-sale securities	—	(10)	—
Net cash provided by investing activities	383	523	253
Financing activities:
Debt proceeds from spinoff of LVI	—	750	—
Borrowings under debt agreements	218	38	1,276
Repayments of borrowings	(319)	(864)	(1,320)
Payment of deferred financing costs	—	(4)	(9)
Dividends paid	(43)	(42)	(61)
Other	(15)	(3)	(1)
Net cash used in financing activities	(159)	(125)	(115)
Change in cash, cash equivalents and restricted cash	5	—	—
Cash, cash equivalents and restricted cash at beginning of year	—	—	—
Cash, cash equivalents and restricted cash at end of year	$5	$—	$—

Non-cash investing and financing activities related to the Parent Company – Condensed Statements of Cash Flows for the year ended December 31, 2022 included the dissolution of a subsidiary, ADS Foreign Holdings, Inc.

Non-cash investing and financing activities for the year ended December 31, 2021 included the Company’s equity method investment in LVI upon spinoff, on November 5, 2021, which totaled $48 million.

Non-cash investing and financing activities related to the Parent Company – Condensed Statements of Cash Flows for the year ended December 31, 2020, included the issuance of approximately 1.9 million shares of the Company’s common stock as non-cash consideration in the acquisition of Lon Inc. on December 3, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bread Financial Holdings, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Bread Financial Holdings, Inc.

By:	/S/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bread Financial Holdings, Inc. and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RALPH J. ANDRETTA	President, Chief Executive Officer and Director	February 28, 2023
Ralph J. Andretta

/S/ PERRY S. BEBERMAN	Executive Vice President and Chief Financial Officer	February 28, 2023
Perry S. Beberman

/S/ J. BRYAN CAMPBELL	Senior Vice President and Chief Accounting Officer	February 28, 2023
J. Bryan Campbell

/S/ ROGER H. BALLOU	Chairman of the Board, Director	February 28, 2023
Roger H. Ballou

/S/ JOHN C. GERSPACH, JR.	Director	February 28, 2023
John C. Gerspach, Jr.

/S/ KARIN J. KIMBROUGH	Director	February 28, 2023
Karin J. Kimbrough

/S/ RAJESH NATARAJAN	Director	February 28, 2023
Rajesh Natarajan

/S/ TIMOTHY J. THERIAULT	Director	February 28, 2023
Timothy J. Theriault

/S/ LAURIE A. TUCKER	Director	February 28, 2023
Laurie A. Tucker

/S/ SHAREN J. TURNEY	Director	February 28, 2023
Sharen J. Turney