Form 10-Q
period 2023-03-31
BREAD FINANCIAL HOLDINGS, INC.
filed 2023-05-02
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-15749
_______________________________________
BREAD FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1429215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3095 Loyalty Circle
Columbus, Ohio	43219
(Address of principal executive offices)	(Zip Code)
(614) 729-4000
(Registrant’s telephone number, including area code)
_______________________________________
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 28, 2023, 50,119,706 shares of common stock were outstanding.

BREAD FINANCIAL HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes thereto presented in this quarterly report and the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the SEC) on February 28, 2023 (the 2022 Form 10-K). Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those identified in our other filings with the SEC, including in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2022 Form 10-K and this quarterly report.

OVERVIEW

We are a tech-forward financial services company that provides simple, personalized payment, lending and saving solutions. We create opportunities for our customers and partners through digitally enabled choices that offer ease, empowerment, financial flexibility and exceptional customer experiences. Driven by a digital-first approach, data insights and white-label technology, we deliver growth for our partners through a comprehensive product suite, including private label and co-brand credit cards and buy now, pay later (BNPL) products such as installment loans and our “split-pay” offerings. We also offer direct-to-consumer solutions that give customers more access, choice and freedom through our branded Bread CashbackTM American Express® Credit Card and Bread SavingsTM products.

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Michaels, the NFL, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries, including specialty apparel, sporting goods, health and beauty, jewelry, home goods and travel and entertainment. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, offers us a significant competitive advantage with products relevant across customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings have enabled us to establish and maintain long-standing partner relationships. Our primary source of revenue is from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

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

NON-GAAP FINANCIAL MEASURES

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included herein constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies. In particular, Pretax pre-provision earnings (PPNR) is calculated by increasing/decreasing Income from continuing operations before income taxes by the net provision/release in Provision for credit losses. PPNR less gain on portfolio sales then decreases PPNR by the gain on any portfolio sales in the period. We use PPNR and PPNR less gain on portfolio sales as metrics to evaluate our results of operations before income taxes, excluding the volatility that can occur within Provision for credit losses and the one-time nature of a gain on the sale of a portfolio. Tangible common equity over Tangible assets (TCE/TA) represents Total stockholders’ equity reduced by Goodwill and intangible assets, net, (TCE) divided by Tangible assets (TA), which is Total assets reduced by Goodwill and intangible assets, net. We use

TCE/TA as a metric to evaluate the Company’s capital adequacy and estimate its ability to cover potential losses. Tangible book value per common share represents TCE divided by shares outstanding. We use Tangible book value per common share as a metric to estimate the Company’s potential value in relation to tangible assets per share. We believe the use of these non-GAAP financial measures provide additional clarity in understanding our results of operations and trends. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, please see “Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures” that follows.

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the first quarter of 2023, as well as our related outlook for the remainder of 2023 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations”, “Risk Factors” included herein and in our 2022 Form 10-K, and “Cautionary Note Regarding Forward-Looking Statements”, which provides further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the discussion included herein is for the three months ended March 31, 2023, compared with the same period in the prior year.

For the quarter ended March 31, 2023, Credit sales were up 7% year-over-year to $7.4 billion. Average and End-of-period credit card and other loans increased 17% and 7%, respectively, driven by credit sales growth, new brand partner launches, as well as further moderation in the consumer payment rate; the sale of the BJ's Wholesale Club (BJ's) portfolio in late-February 2023 also impacted these figures. Total interest income was up 25% from the first quarter of 2022, resulting from higher average loan balances coupled with improved loan yields from rising prime interest rates. Net interest margin for the first quarter of 2023 was 19.0%, relative to 19.4% for the first quarter of 2022. Non-interest income increased $172 million, primarily related to the $230 million Gain on portfolio sale, as well as merchant discount fees and interchange revenue, offset by impacts from our retailer share arrangements and customer rewards. Net interest and non-interest income for the quarter was $1.3 billion, up 40% versus the first quarter of 2022 resulting from the Gain on portfolio sale, higher average loan balances, and improved loan yields.

Provision for credit losses decreased for the quarter ended March 31, 2023, relative to the first quarter of 2022, due to a reserve release of $235 million in the current period related primarily to the sale of the BJ's portfolio, offset by higher net principal losses of $342 million. Our Allowance for credit losses decreased as of March 31, 2023, relative to December 31, 2022, due primarily to the reserve release from the sale of the BJ's portfolio. However, our reserve rate was higher, 12.3% versus 11.5% as of those same respective dates, as a result of the sale of the BJ’s portfolio with its higher than average credit quality, seasonality, and softening economic indicators including the increased cost of consumer debt, persistent inflation and the possibility of higher unemployment levels. Consistent with reserve rate impacts, our Vantage credit risk score distribution mix adjusted downward from the fourth quarter as a result of the exit of the BJ’s portfolio and seasonality. Our percentage of Vantage 660+ cardholders remains above pre-pandemic levels given the strategic decisions we have made to diversify our product mix and improve our credit mix, with our co-brand and proprietary card portfolios representing a larger proportion of our overall portfolio.

Total non-interest expenses increased 28% from the first quarter of 2022. Employee compensation and benefit costs were driven higher by increased hiring, inclusive of accelerated digital and technology modernization-related hiring and customer care and collections staffing. Card and processing expenses were higher, driven by increased fraud losses and higher direct mail and statement volumes. Information processing and communications expenses were higher as a result of the transition of our credit card processing services and other software licensing expenses.

We also continued strengthening our balance sheet and improving our capital ratios, including our TCE/TA ratio which was 9.1% as of March 31, 2023. Direct-to-consumer (DTC) deposits comprised 28% of our funding mix as of March 31, 2023, further broadening our funding base.

Our 2023 financial outlook remains unchanged from what we provided in our 2022 Form 10-K, and continues to assume a more challenging macroeconomic landscape. We are closely monitoring the impacts of persistent inflation on consumers and partners, which remain difficult to predict and therefore could have an impact on our 2023 outlook. We have observed a moderate shift toward non-discretionary spending with payment rates approaching pre-pandemic levels, and are expecting the unemployment rate to gradually move to the mid-to-upper 4% range by year-end 2023. Our outlook continues to assume that interest rate increases by the Federal Reserve Board will result in a nominal benefit to Net interest income.

Our outlook for growth in Average credit card and other loans in 2023, based on our new and renewed brand partner announcements, visibility into our pipeline, and the current economic outlook, is in the mid-single digit rate relative to 2022. We expect Total net interest and non-interest income growth for 2023, excluding the BJ’s Gain on portfolio sale, to be aligned with growth in Average credit card and other loans; with a full year 2023 Net interest margin expected to be consistent with the 2022 full year rate of 19.2%.

In 2023, as a result of ongoing investments in technology modernization, digital advancement, marketing, and product innovation, along with continued portfolio growth, we anticipate an increase in Total non-interest expenses relative to
2022; although, the pace of growth is projected to decelerate versus the 2022 rate. We remain focused on delivering positive operating leverage for the full year (including the BJ's Gain on portfolio sale), as we manage the pace and timing of our investments to align with our full year revenue and growth outlook. Excluding the $230 million BJ's Gain on portfolio sale and a $30 million incremental investment we are opportunistically making by accelerating our technology and digital transformation, we expect both adjusted Net interest and non-interest income and Total non-interest expenses to grow at essentially the same rate for 2023.

Our 2023 financial outlook assumes a Net loss rate of approximately 7%, inclusive of impacts from the 2022 transition of our credit card processing services as well as continued pressure on consumers’ ability to pay due to persistent inflation and other macroeconomic factors, and consequentially our 2023 outlook reflects our reserve rate increasing to 12.5%. We continue to closely monitor macroeconomic indicators and the Federal Reserve Board’s efforts to curb inflation. Specifically with regard to Net loss rate impacts within 2023, our financial outlook assumes elevated loss rates during the first half of 2023 due to the impacts from the 2022 transition of our credit card processing services, then with lower Net loss rates in the second half of 2023, resulting in the full year Net loss rate of approximately 7%. Our Net interest margin is also impacted by gross credit losses, in this case by elevated levels of interest and fee reversals in the first half of 2023; in the second half of 2023 we anticipate lower levels of interest and fee reversals, resulting in our outlook for full year Net interest margin of 19.2%.

In our 2023 financial outlook we also expect our full year normalized effective tax rate to remain in the range of 25% to 26%, with quarter-over-quarter variability due to timing of certain discrete items.

We look forward to building upon our strong results in the first quarter of 2023 and will continue to execute on our strategic priorities to build long-term value for our stakeholders.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the three months ended March 31, 2023, compared with the same period in the prior year, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment”, above.

Table 1: Summary of Our Financial Performance

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$1,289	$921	368	40
Provision for credit losses	107	193	(86)	(45)
Total non-interest expenses	544	426	118	28
Income from continuing operations before income taxes	638	302	336	nm
Provision for income taxes	183	91	92	nm
Income from continuing operations	455	211	244	nm
Income (loss) from discontinued operations, net of income taxes (1)	—	(1)	1	nm
Net income	455	210	245	nm

Net income per diluted share	$9.08	$4.20	4.88	nm
Income from continuing operations per diluted share	$9.08	$4.21	4.87	nm
Net interest margin (2)	19.0%	19.4%		(0.4)
Return on average equity (3)	73.0%	38.5%		34.5
Effective income tax rate - continuing operations	28.7%	30.2%		(1.5)
__________________________________
(1)On November 5, 2021, our former LoyaltyOne segment was spun off into an independent public company Loyalty Ventures Inc. and therefore is reflected herein as Discontinued Operations.
(2)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(3)Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.
(nm) Not meaningful, denoting a variance of 100 percent or more.

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,289	$1,066	223	21
Interest on cash and investment securities	46	2	44	nm
Total interest income	1,335	1,068	267	25
Interest expense
Interest on deposits	117	34	83	nm
Interest on borrowings	101	45	56	nm
Total interest expense	218	79	139	nm
Net interest income	1,117	989	128	13
Non-interest income
Interchange revenue, net of retailer share arrangements	(87)	(96)	9	(9)
Gain on portfolio sale	230	—	230	nm
Other	29	28	1	—
Total non-interest income	172	(68)	240	nm
Total net interest and non-interest income	1,289	921	368	40
Provision for credit losses	107	193	(86)	(45)
Total net interest and non-interest income, after provision for credit losses	$1,182	$728	454	63
__________________________________
(nm) Not meaningful, denoting a variance of 100 percent or more.

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income increased for the three months ended March 31, 2023, primarily resulting from Interest and fees on loans. The increase relative to the prior year was due to an increase in Average credit card and other loans driven by new originations and moderation in the consumer payment rate, as well as increases in finance charge yields of approximately 97 basis points.

Interest expense: Total interest expense increased for the three months ended March 31, 2023, due to the following:

•Interest on deposits increased $83 million due to higher average interest rates which increased interest expense by $76 million, as well as higher average balances which increased interest expense by $7 million.
•Interest on borrowings increased $56 million due to higher average interest rates which increased funding costs $63 million, partially offset by lower average borrowings which decreased funding costs by $7 million.

Non-interest income: Total non-interest income increased for the three months ended March 31, 2023, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, decreased for the three month period driven by increased merchant discount fees and interchange revenue earned, partially offset by increased brand partner retailer share arrangements.
•Gain on portfolio sale reflects the gain we recognized from our previously announced sale of the BJ's portfolio in late February 2023.

Provision for credit losses decreased for the three months ended March 31, 2023, due primarily to a reserve release of $235 million in the current period, compared with $6 million in the prior year period, with the release in the current period primarily related to the sale of the BJ's portfolio. The reserve releases in both years were offset by higher net principal losses of $342 million and $199 million for the three months ended March 31, 2023 and 2022, respectively. We continue to maintain a higher reserve rate, 12.3% as of March 31, 2023, due to softening economic indicators, including the increased cost of consumer debt, persistent inflation and the possibility of higher unemployment levels.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$220	$179	41	23
Card and processing expenses	120	82	38	46
Information processing and communication	75	56	19	34
Marketing expenses	39	31	8	26
Depreciation and amortization	34	21	13	63
Other	56	57	(1)	—
Total non-interest expenses	$544	$426	118	28

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses increased in the three months ended March 31, 2023, due to the following:

•Employee compensation and benefits increased due to increased headcount and contract labor, which was driven by continued digital and technology modernization-related hiring and customer care and collections staffing, incentive compensation, as well as increased retirement benefits.
•Card and processing expenses increased due primarily to increased fraud losses and higher direct mail and statement volumes.
•Information processing and communication increased due to an increase in data processing expense driven by the transition of our credit card processing services and other software licensing expenses.
•Marketing expenses increased due to increased spending associated with higher sales and brand partner joint marketing campaigns, as well as on expanding our new brand, products and DTC offerings.
•Depreciation and amortization increased due to increased amortization for developed technology associated with the Lon Inc. acquisition, which was completed in December 2020, as well as increased amortization of intangible assets related to recently acquired portfolios. (See further discussion of the Lon Inc. acquisition under Note 1, “Description of Business and Basis of Presentation” to the unaudited Condensed Consolidated Financial Statements.)

Income Taxes

The Provision for income taxes was $183 million and $91 million for the three months ended March 31, 2023 and 2022, respectively; the effective tax rate was 28.7% and 30.2% for the same respective periods. The decrease in the effective tax rate primarily related to flat nondeductible items year-over-year, compared with an increase in Income from continuing operations before income taxes in the current year which was related primarily to the sale of the BJ's portfolio; resulting in an overall increase in the Provision for income taxes.

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the Three Months Ended March 31,
	2023	2022	% Change
(Millions, except per share amounts and percentages)
Credit sales	$7,373	$6,887	7
PPNR (1)	745	495	50
Average credit card and other loans	19,405	16,650	17
End-of-period credit card and other loans	18,060	16,843	7
End-of-period direct-to-consumer (retail) deposits	5,630	3,561	58

Return on average assets (2)	7.7%	4.0%	3.7
Return on average equity (3)	73.0%	38.5%	34.5

Net interest margin (4)	19.0%	19.4%	(0.4)
Loan yield (5)	26.6%	25.6%	1.0

Efficiency ratio (6)	42.2%	46.2%	(4.0)

Tangible common equity / tangible assets ratio (TCE/TA) (7)	9.1%	7.8%	1.3
Tangible book value per common share (8)	$38.44	$31.87	21
Cash dividend per common share	$0.21	$0.21	—

Payment rate (9)	15.6%	17.7%	(2.1)

Delinquency rate (10)	5.7%	4.1%	1.6
Net loss rate (10)	7.0%	4.8%	2.2
Reserve rate	12.3%	10.8%	1.5
__________________________________
(1)PPNR is calculated by increasing/decreasing Income from continuing operations before income taxes by the net provision/release in Provision for credit losses. PPNR is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
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
(10)Delinquency rate represents outstanding balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, divided by the outstanding principal amount of Credit cards and other loans as of the same period-end. Net loss rate, an annualized rate, represents net principal losses for the period divided by the Average credit card and other loans for the same period, with that Average being the average balance of the loans at the beginning and end of each month, averaged over the period. Both rates as of or for the three months ended March 31, 2023 were impacted by the transition of our credit card processing services.

Table 5: Net Interest Margin

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,087	$46	4.49%	$3,794	$2	0.26%
Credit card and other loans	19,405	1,289	26.57%	16,650	1,066	25.60%
Total interest-earning assets	23,492	1,335	22.73%	20,444	1,068	20.90%

Direct-to-consumer (retail) deposits	5,559	49	3.46%	3,278	6	0.79%
Wholesale deposits	7,866	68	3.48%	7,523	28	1.47%
Interest-bearing deposits	13,425	117	3.47%	10,801	34	1.26%

Secured borrowings	4,565	70	6.20%	4,994	20	1.59%
Unsecured borrowings	1,914	31	6.40%	2,004	25	4.97%
Interest-bearing borrowings	6,479	101	6.25%	6,998	45	2.56%
Total interest-bearing liabilities	19,904	218	4.38%	17,799	79	1.77%

Net interest income		$1,117			$989

Net interest margin (1)		19.0%			19.4%
__________________________________
(1)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the Three Months Ended March 31,
	2023	2022	% Change
(Millions, except percentages)
Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$638	$302	nm
Provision for credit losses	107	193	(45)
Pretax pre-provision earnings (PPNR)	$745	$495	50
Less: Gain on portfolio sale	$(230)	$—	nm
Pretax pre-provision earnings less gain on portfolio sale	$515	$495	4

Tangible common equity (TCE)
Total stockholders' equity	2,716	2,268	20
Less: Goodwill and intangible assets, net	(790)	(682)	16
Tangible common equity (TCE)	$1,926	$1,586	21

Tangible assets (TA)
Total assets	21,970	20,938	5
Less: Goodwill and intangible assets, net	(790)	(682)	16
Tangible assets (TA)	$21,180	$20,256	5
__________________________________
(nm) Not meaningful, denoting a variance of 100 percent or more.

ASSET QUALITY

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio, the success of our collection and recovery efforts, and more broadly, the general macroeconomic conditions.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit cards and other loans as of the same period-end.

The following table presents the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of March 31, 2023 and December 31, 2022:

Table 7: Delinquency Trends on Credit Card and Other Loans

	March 31, 2023	% of Total	December 31, 2022	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,860	100.0%	$20,107	100.0%
Outstanding balances contractually delinquent (1)
31 to 60 days	$262	1.6%	$366	1.8%
61 to 90 days	212	1.2	231	1.2
91 or more days	489	2.9	515	2.6
Total	$963	5.7%	$1,112	5.5%
__________________________________
(1)As of March 31, 2023 and December 31, 2022 the Outstanding balances contractually delinquent, and the related % of Total (i.e., the Delinquency rate), were impacted by the transition of our credit card processing services.

As part of our collections strategy, we may offer temporary, short term (six-months or less) forbearance programs in order to improve the likelihood of collections and meet the needs of our customers. Our modifications for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced or deferred payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these forbearance programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our forbearance programs to determine if they represent a more than insignificant delay in payment, in which case they would then be considered a modification of loans to borrowers experiencing financial difficulty (Loan Modifications). For additional information, see Note 2 “Credit Card and Other Loans – Modified Credit Card Loans”, to the Consolidated Financial Statements.

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. BNPL loans such as our installment loans and our “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off in each month subsequent to 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for Credit card loans and 120 days past due for BNPL loans.

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. The following table presents our net principal losses for the periods specified:

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended March 31,
	2023	2022
(Millions, except percentages)
Average credit card and other loans	$19,405	$16,650
Net principal losses	342	199
Net principal losses as a percentage of average credit card and other loans (1)	7.0%	4.8%
__________________________________
(1)Net principal losses as a percentage of Average credit card and other loans for the three months ended March 31, 2023 was impacted by the transition of our credit card processing services.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has the liquidity and capital resources necessary to support our daily operations, our business growth, our credit ratings related to our secured financings, and meet our regulatory and policy requirements, including capital and leverage ratio requirements applicable to Comenity Bank (CB) and Comenity Capital bank (CCB) under Federal Deposit Insurance Corporation (FDIC) regulations, in a cost effective and prudent manner through both expected and unexpected market environments.

Our primary sources of liquidity include cash generated from operating activities, our Credit Agreement, issuances of debt securities, including through our securitization programs, and deposits with the Banks, in addition to our ongoing efforts to renew and expand our various sources of liquidity.

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

We will also need additional financing in the future to repay or refinance our existing debt at or prior to maturity, and to fund our growth. Given the maturities of our current outstanding debt and the current macroeconomic conditions, it is possible that we will be required to repay, extend or refinance some or all of our maturing debt in volatile and/or unfavorable markets.

Because of the alternatives available to us as discussed above, we believe our short-term and long-term sources of liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including dividend payments, debt service obligations and repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies. However, the adequacy of our liquidity could be impacted by various factors, including macroeconomic conditions and volatility in the financial and capital markets, limiting our access to or increasing our cost of capital, which could make capital unavailable, or available but on terms that are unfavorable to us. These factors could significantly reduce our financial flexibility and cause us to contract or not grow our business, which could have a material adverse effect on our results of operations and financial condition.

In early March 2023, in response to banking industry developments and increased financial sector volatility, we undertook enhanced daily monitoring of our liquidity and funding positions, and provided multiple daily updates to our Boards of

Directors at both the Bread Financial and Bank-levels and regulators. As a practice, we maintain a significant majority of our liquidity portfolio on deposit within the Federal Reserve banking system, we also have a small investment securities portfolio, classified as available-for-sale, which we hold in relation to the Community Reinvestment Act; we do not have any investment securities classified as held-to-maturity. In addition, executive management increased the frequency of monitoring our DTC deposit balances and the mix of insured versus uninsured deposits. We experienced both higher inflows and a modest increase in outflows of DTC deposits from early March, with the net result being higher DTC deposit balances as of March 31, 2023, compared with both December 31, 2022, and with early March 2023.

Funding Sources

Credit Agreement

Our Credit Agreement is dated June 14, 2017, as amended, and matures July 1, 2024. Our Parent Company, as borrower, and certain of our non-Bank wholly-owned subsidiaries, as guarantors, are party to our Credit Agreement, along with various agents and lenders, including domestic money center, regional and international banks. As of March 31, 2023, we had $531 million aggregate principal amount of term loans outstanding and a $750 million revolving line of credit under the Credit Agreement. As of March 31, 2023, all $750 million remained available for future borrowings under our revolving line of credit, as we had no borrowings outstanding thereunder.

The Credit Agreement includes various restrictive financial and non-financial covenants. If we do not comply with these covenants, the maturity of amounts outstanding under the Credit Agreement may be accelerated and become payable, and the associated commitments may be terminated. As of March 31, 2023, we were in compliance with all financial covenants under the Credit Agreement.

Deposits

We utilize a variety of deposit products to finance our operating activities, including funding for our non-securitized credit card and other loans, and to fund the securitization enhancement requirements of the Banks. We offer both DTC retail deposit products as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale, including brokered deposits). Across both our retail and wholesale deposits, the Banks offer various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks also issue certificates of deposit with scheduled maturity dates ranging between April, 2023 and March, 2028, in denominations of at least $1,000, on which interest is paid either monthly or at maturity.

The following table summarizes our retail and wholesale deposit products as of March 31, 2023 and December 31, 2022, by type and associated attributes:

Table 9: Deposits

	March 31, 2023	December 31, 2022
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$5,630	$5,466
Wholesale	7,472	8,321
Total deposits	$13,102	$13,787

Non-maturity deposit products
Non-maturity deposits	$6,598	$6,736
Interest rate range	0.70% - 4.99%	0.70% - 4.70%
Weighted-average interest rate	4.12%	3.57%

Certificates of deposit
Certificates of deposit	$6,504	$7,051
Interest rate range	0.40% - 5.25%	0.40% - 4.95%
Weighted-average interest rate	3.33%	3.11%

Overall, we continue to improve our funding mix through actions taken to grow our DTC deposits and reduce our Parent Company unsecured borrowings, while maintaining the flexibility of secured, unsecured, and wholesale funding. Typical seasonality of Credit card and other loan balance paydowns in the first quarter of 2023 combined with the sale of the BJ's portfolio, reduced our funding requirements by over $3 billion from year-end 2022. As a result, we opportunistically reduced our wholesale and brokered deposits and paid down a large portion of our secured conduit line balances, discussed further below.

Conduit Facilities and Securitization Programs

We sell the majority of the credit card loans originated by the Banks to certain of our master trusts (the Trusts). These securitization programs are a principal vehicle through which we finance the Banks’ credit card loans. For this purpose, we use a combination of public term asset-backed notes, and private conduit facilities (the Conduit Facilities) with a consortium of lenders, including domestic money center, regional and international banks.

As of December 31, 2022, total capacity under our Conduit Facilities was $6.5 billion, of which $6.1 billion had been drawn down and was included in Debt issued by consolidated variable interest entities (VIEs) in the Consolidated Balance Sheet.

During the first quarter of 2023, we made a number of amendments to our Conduit Facilities in the ordinary course of business. In February 2023, the World Financial Network Credit Card Master Note Trust amended its 2009-VFN Conduit Facility, decreasing the capacity from $2.8 billion to $2.7 billion and extending the maturity to October 2024. Also in February 2023, in connection with the sale of the BJ's portfolio, the World Financial Capital Master Note Trust amended its 2009-VFN Conduit Facility removing the assets related to the BJ’s portfolio. In March 2023, CCB repaid the Comenity Capital Asset Securitization Trust’s 2022-VFN Conduit Facility and terminated the related lending commitment, decreasing capacity by $1.0 billion. However, the structure of the applicable Trust did not change, including the Trust assets, providing for the option to easily pledge those assets in the future.

As of March 31, 2023, total capacity under our Conduit Facilities was $5.4 billion, of which $3.0 billion had been drawn and included in Debt issued by consolidated variable interest entities in the Consolidated Balance Sheet.

In April 2023, the World Financial Capital Master Note Trust amended its 2009-VFN Conduit Facility, decreasing the capacity from $2.5 billion to $2.3 billion and extending the maturity to February 2025.

As of March 31, 2023, we had approximately $12.2 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

The following table shows the maturities of borrowing commitments as of March 31, 2023, for the Trusts by year:

Table 10: Borrowing Commitment Maturities

	2023	2024	Thereafter	Total
(Millions)
Conduit facilities (1)	2,775	2,650	—	5,425
Total (2)	$2,775	$2,650	$—	$5,425
__________________________________
(1)Amount represents borrowing capacity, not outstanding borrowings.
(2)Total amounts do not include $1.1 billion of debt issued by the Trusts, which was retained by us as a credit enhancement and therefore has been eliminated from the Total.

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

Stock Repurchase Programs

During the three months ended March 31, 2023, our Board of Directors did not approve any new stock repurchase programs, and, except as disclosed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report, we did not repurchase any shares of outstanding common stock during the period.

Dividends

During the three months ended March 31, 2023, we paid $11 million in dividends to holders of our common stock. On April 27, 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on June 16, 2023, to stockholders of record at the close of business on May 12, 2023.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments, the vast majority of which relate to deposits, debt issued by consolidated VIEs, long-term and other debt and operating leases.

We believe that we will have access to sufficient resources to meet these commitments.

Cash Flows

The table below summarizes our cash flow activity for the periods indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities.

Table 11: Cash Flows

	Three Months Ended March 31,
	2023	2022
(Millions)
Total cash provided by (used in)
Operating activities	$398	$497
Investing activities	3,141	310
Financing activities	(3,834)	(1,096)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(295)	$(289)

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $398 million and $497 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the net cash provided by operating activities was primarily driven by cash generated from net income for the period after adjusting for the Provision for credit losses and the Gain on portfolio sale. For the three months ended March 31, 2022, the net cash provided by operating activities was primarily driven by cash generated from net income for the period, and increases in accounts payable and other liabilities.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash provided by investing activities was $3,141 million and $310 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the net cash provided by investing activities was primarily due to the sale of the BJ's portfolio and the seasonal paydowns of Credit card and other loans. For the three months ended March 31, 2022, the net cash provided by investing activities was due to the seasonal paydowns of Credit card and other loans.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $3,834 million and $1,096 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, the net cash used in financing activities was primarily driven by net repayments of asset-backed term notes and debt issued by consolidated variable interest entities (securitizations), and lower deposits.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we have generally sought to rely on operating efficiencies from scale, technology modernization and digital advancement, and expansion in lower cost jurisdictions (in select circumstances) to offset increased costs of employee compensation and other operating expenses impacted by inflation. We also recognize that a customer’s ability and willingness to repay us has been negatively impacted by factors such as inflation, which results in greater delinquencies that could lead to greater credit losses, as reflected in our increased Allowance for credit losses. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures continue to persist, they could magnify the slowdown in the domestic and global economies and increase the risk of a recession, which may adversely impact our business, results of operations and financial condition.

With respect to seasonality, our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping period in the fourth quarter and, to a lesser extent, during the first quarter as Credit card and other loans are paid down.

LEGISLATIVE AND REGULATORY MATTERS

CB is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. CCB is also subject to various regulatory capital requirements administered by the FDIC, as well as the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company. For additional information about legislative and regulatory matters impacting us, see “Business–Supervision and Regulation” under Part I of our 2022 Form 10-K.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of March 31, 2023 and 2022, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, are as follows as of March 31, 2023:

Table 12: Capital Ratios

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Comenity Bank
Common Equity Tier 1 capital ratio (1)	18.3%	4.5%	6.5%
Tier 1 capital ratio (2)	18.3	6.0	8.0
Total Risk-based capital ratio (3)	19.7	8.0	10.0
Tier 1 Leverage capital ratio (4)	15.7	4.0	5.0

Comenity Capital Bank
Common Equity Tier 1 capital ratio (1)	21.7%	4.5%	6.5%
Tier 1 capital ratio (2)	21.7	6.0	8.0
Total Risk-based capital ratio (3)	23.0	8.0	10.0
Tier 1 Leverage capital ratio (4)	16.4	4.0	5.0

Combined Banks
Common Equity Tier 1 capital ratio (1)	20.2%	4.5%	6.5%
Tier 1 capital ratio (2)	20.2	6.0	8.0
Total Risk-based capital ratio (3)	21.6	8.0	10.0
Tier 1 Leverage capital ratio (4)	16.1	4.0	5.0
__________________________________
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

The Banks adopted the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on their regulatory capital for two years, until January 1, 2022, after which the effects are phased-in over a three-year period through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL as of January 1, 2020 and 25% of subsequent changes in our Allowance for credit losses during each quarter of the two-year period ended December 31, 2021. In accordance with the interim final rule, we began to ratably phase-in these effects on January 1, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” included in our 2022 Form 10-K.

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
•any tax liability, disputes or other adverse impacts arising out of or related to the spinoff of our former LoyaltyOne segment or the recent bankruptcy filings of LVI and certain of its subsidiaries; and

•those factors identified in our filings with the SEC, including in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2022 Form 10-K and this quarterly report.
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

Item 1. Financial Statements.
BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2023	2022
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,289	$1,066
Interest on cash and investment securities	46	2
Total interest income	1,335	1,068
Interest expense
Interest on deposits	117	34
Interest on borrowings	101	45
Total interest expense	218	79
Net interest income	1,117	989
Non-interest income
Interchange revenue, net of retailer share arrangements	(87)	(96)
Gain on portfolio sale	230	—
Other	29	28
Total non-interest income	172	(68)
Total net interest and non-interest income	1,289	921
Provision for credit losses	107	193
Total net interest and non-interest income, after provision for credit losses	1,182	728
Non-interest expenses
Employee compensation and benefits	220	179
Card and processing expenses	120	82
Information processing and communication	75	56
Marketing expenses	39	31
Depreciation and amortization	34	21
Other	56	57
Total non-interest expenses	544	426
Income from continuing operations before income taxes	638	302
Provision for income taxes	183	91
Income from continuing operations	455	211
Income (loss) from discontinued operations, net of income taxes (1)	—	(1)
Net income	$455	$210

Basic income per share (Note 13)
Income from continuing operations	$9.10	$4.23
Income (loss) from discontinued operations	$—	$(0.01)
Net income per share	$9.10	$4.22

Diluted income per share (Note 13)
Income from continuing operations	$9.08	$4.21
Income (loss) from discontinued operations	$—	$(0.01)
Net income per share	$9.08	$4.20

Weighted average common shares outstanding (Note 13)
Basic	50.0	49.9
Diluted	50.1	50.0
__________________________________
(1)On November 5, 2021, our former LoyaltyOne segment was spun off into an independent public company, Loyalty Ventures Inc., and therefore is reflected herein as Discontinued Operations.

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2023	2022
(Millions)
Net income	$455	$210

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	3	(9)
Tax (expense) benefit	(1)	2
Unrealized gain (loss) on available-for-sale debt securities, net of tax	2	(7)

Other comprehensive income (loss), net of tax	2	(7)

Total comprehensive income, net of tax	$457	$203

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,611	$3,891
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities March 31, 2023, $12,172; December 31, 2022, $15,383, respectively)	18,060	21,365
Allowance for credit losses	(2,223)	(2,464)
Credit card and other loans, net	15,837	18,901
Investment securities	228	221
Property and equipment, net	180	195
Goodwill and intangible assets, net	790	799
Other assets	1,324	1,400
Total assets	$21,970	$25,407
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	13,138	13,826
Debt issued by consolidated variable interest entities	3,015	6,115
Long-term and other debt	1,869	1,892
Other liabilities	1,232	1,309
Total liabilities	19,254	23,142
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 50.1 million shares as of March 31, 2023 and 49.9 million shares as of December 31, 2022, respectively.	1	1
Additional paid-in capital	2,197	2,192
Retained earnings	537	93
Accumulated other comprehensive loss	(19)	(21)
Total stockholders’ equity	2,716	2,265
Total liabilities and stockholders’ equity	$21,970	$25,407

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2023	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of January 1, 2023	49.9	$1	$2,192	$93	$(21)	$2,265
Net income	—	—	—	455	—	455
Other comprehensive income	—	—	—	—	2	2
Stock-based compensation	—	—	10	—	—	10
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(11)	—	(11)
Issuance of shares to employees, net of shares withheld for employee taxes	0.2	—	(5)	—	—	(5)
Balance as of March 31, 2023	50.1	$1	$2,197	$537	$(19)	$2,716

Three Months Ended March 31, 2022	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of January 1, 2022	49.9	$1	$2,174	$(87)	$(2)	$2,086
Net income	—	—	—	210	—	210
Other comprehensive loss	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	7	—	—	7
Repurchases of common stock	(0.2)	—	(12)	—	—	(12)
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(10)	—	(10)
Issuance of shares to employees, net of shares withheld for employee taxes	0.1	—	(6)	—	—	(6)
Balance as of March 31, 2022	49.8	$1	$2,163	$113	$(9)	$2,268

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$455	$210
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	107	193
Depreciation and amortization	34	21
Deferred income taxes	(19)	(48)
Non-cash stock compensation	9	7
Amortization of deferred financing costs	7	6
Amortization of deferred origination costs	22	21
Gain on portfolio sale	(230)	—
Change in other operating assets and liabilities
Change in other assets	81	(2)
Change in other liabilities	(77)	73
Other	9	16
Net cash provided by operating activities	398	497

CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	735	339
Proceeds from sale of credit card loan portfolio	2,502	—
Purchase of credit card loan portfolio	(81)	—
Net purchase of investment securities	(4)	(6)
Other, including capital expenditures	(11)	(23)
Net cash provided by investing activities	3,141	310

CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	185	175
Repayments/maturities of unsecured borrowings under debt agreements	(210)	(200)
Debt issued by consolidated variable interest entities	325	525
Repayments/maturities of debt issued by consolidated variable interest entities	(3,425)	(1,162)
Net decrease in deposits	(689)	(405)
Dividends paid	(11)	(10)
Other	(9)	(19)
Net cash used in financing activities	(3,834)	(1,096)

Change in cash, cash equivalents and restricted cash	(295)	(289)
Cash, cash equivalents and restricted cash at beginning of period	3,927	3,923
Cash, cash equivalents and restricted cash at end of period	$3,632	$3,634

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,611	$2,930
Restricted cash included within Other assets	21	704
Total cash, cash equivalents and restricted cash	$3,632	$3,634

The unaudited Condensed Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations.

See Notes to unaudited Condensed Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF THE BUSINESS

We are a tech-forward financial services company that provides simple, personalized payment, lending and saving solutions. We create opportunities for our customers and partners through digitally enabled choices that offer ease, empowerment, financial flexibility and exceptional customer experiences. Driven by a digital-first approach, data insights and white-label technology, we deliver growth for our partners through a comprehensive product suite, including private label and co-brand credit cards and buy now, pay later (BNPL) products such as installment loans and our “split-pay” offerings. We also offer direct-to-consumer solutions that give customers more access, choice and freedom through our branded Bread CashbackTM American Express® Credit Card and Bread SavingsTM products.

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Michaels, the NFL, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries, including specialty apparel, sporting goods, health and beauty, jewelry, home goods and travel and entertainment. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, offers us a significant competitive advantage with products relevant across customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings have enabled us to establish and maintain long-standing partner relationships. Our primary source of revenue is from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

Throughout these unaudited Condensed Consolidated Financial Statements, unless stated otherwise, the terms “Bread Financial”, the “Company”, “we”, “our” or “us” refer to Bread Financial Holdings, Inc. and our subsidiaries and variable interest entities (VIEs) on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only stand alone basis. In December 2020 we acquired Lon Inc., known at the time as Bread, which subsequent to the acquisition has been fully integrated into our ongoing business strategy and operations.

BASIS OF PRESENTATION

These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023. If not significantly different, certain note disclosures included therein have been omitted from these unaudited Condensed Consolidated Financial Statements.

The unaudited Condensed Consolidated Financial Statements included herein reflect all adjustments, which consist of normal, recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the interim periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosures of contingent assets and liabilities. These accounting estimates and assumptions reflect the best judgement of management, but actual results could differ. The most significant of those estimates and assumptions relate to the Allowance for credit losses.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which we have a controlling financial interest. All intercompany transactions have been eliminated.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2022, the Financial Accounting Standards Board (FASB) issued new accounting and disclosure guidance for troubled debt restructurings effective January 1, 2023, with early adoption permitted. Specifically, the new guidance eliminates the previous recognition and measurement guidance for troubled debt restructurings while enhancing the disclosure requirements for certain loan modifications and write-offs. Effective January 1, 2023 we adopted the guidance,

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
with no significant impact on our results of operations, financial position, regulatory risk-based capital, or on our operational processes, controls and governance in support of the new guidance.

RECENTLY ISSUED ACCOUNTING STANDARDS

The recently issued accounting standards from our standard setters e.g., the FASB, relate to topics that are outside our industry or are otherwise not impactful on our results of operations, financial position, cash flows, or disclosures related thereto.

2. CREDIT CARD AND OTHER LOANS

Our payment and lending solutions result in the generation of Credit card and other loans, which are recorded at the time a borrower enters into a point-of-sale transaction with a merchant. Credit card loans represent revolving amounts due and have a range of terms that include credit limits, interest rates and fees, which can be revised over time based on new information about the cardholder, in accordance with applicable regulations and the governing terms and conditions. Cardholders choosing to make a payment of less than the full balance due, instead of paying in full, are subject to finance charges and are required to make monthly payments based on pre-established amounts. Other loans, which consist of BNPL products such as installment loans and our “split-pay” offerings, have a range of fixed terms such as interest rates, fees and repayment periods, and borrowers are required to make pre-established monthly payments over the term of the loan in accordance with the applicable terms and conditions. Credit card and other loans are presented on the Consolidated Balance Sheets net of the Allowance for credit losses, and include principal and any related accrued interest and fees. We continue to accrue interest and fee income on all accounts, except in limited circumstances, until the related balance and all related interest and fees are paid or charged-off; an Allowance for credit losses is established for uncollectable interest and fees.

Primarily, we classify our Credit card and other loans as held for investment. We sell a majority of our Credit card loans originated by Comenity Bank (CB) and by Comenity Capital Bank (CCB), which together are referred to herein as the “Banks”, to certain of our master trusts (the Trusts), which are themselves consolidated VIEs, and therefore these loans are restricted for securitization investors. All new originations of Credit card and other loans are determined to be held for investment at origination because we have the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, we consider the average life and homogenous nature of our Credit card and other loans. In assessing whether our Credit card and other loans continue to be held for investment, we also consider capital levels and scheduled maturities of funding instruments used. The assertion regarding the intent and ability to hold Credit card and other loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of our direct-to-consumer (retail) deposits and other funding instruments; the demonstrated ability to replace maturing time-based deposits and other borrowings with new deposits or borrowings; and historic payment activity on Credit card and other loans. Due to the homogenous nature of our Credit card loans, amounts are classified as held for investment on a brand partner portfolio basis. From time to time certain Credit card loans are classified as held for sale, as determined on a brand partner basis. We carry these assets at the lower of aggregate cost or fair value, and continue to recognize finance charges on an accrual basis. Cash flows associated with Credit card and other loans originated or purchased for investment are classified as Cash flows from investing activities, regardless of any subsequent change in intent and ability.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents Credit card and other loans, as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
(Millions)
Credit card loans	$17,757	$21,065
BNPL (other) loans	303	300
Total credit card and other loans (1)(2)	18,060	21,365
Less: Allowance for credit losses	(2,223)	(2,464)
Credit card and other loans, net	$15,837	$18,901
__________________________________
(1)Includes $12.2 billion and $15.4 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes $301 million and $307 million, of accrued interest and fees that have not yet been billed to cardholders as of March 31, 2023 and December 31, 2022, respectively.

Credit Card and Other Loans Aging

The following table presents the delinquency trends of our Credit card and other loans portfolio based on the amortized cost:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
As of March 31, 2023	$316	$270	$702	$1,288	$16,445	$17,733

As of December 31, 2022	$444	$296	$732	$1,472	$19,559	$21,031
__________________________________
(1)BNPL loan delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, we exclude unbilled finance charges and fees from our amortized cost basis of Credit card and other loans. As of March 31, 2023 and December 31, 2022, accrued interest and fees that have not yet been billed to cardholders were $301 million and $307 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due; this practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. For the three months ended March 31, 2023 and 2022, re-aged accounts as a percentage of Total credit card and other loans represented 2.1% and 1.6%, respectively. Our re-aging practices comply with regulatory guidelines.

Credit Quality Indicators for Our Credit Card and Other Loans

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio, the success of our collection and recovery efforts, and more broadly, the general macroeconomic conditions.

Delinquencies: An account is contractually delinquent if we do not receive the minimum payment due by the specified due date. Our policy is to continue to accrue interest and fee income on all accounts, except in limited circumstances, until the

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit cards and other loans as of the same period-end. As of March 31, 2023 and December 31, 2022, our Delinquency rates were 5.7% and 5.5%, respectively.

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. BNPL loans such as our installment loans and our “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off in each month subsequent to 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for Credit card loans and 120 days past due for BNPL loans. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $242 million and $136 million for the three months ended March 31, 2023 and 2022, respectively.

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. For the three months ended March 31, 2023 and 2022, our Net principal loss rates were 7.0% and 4.8%, respectively.

Overall Credit Quality: As part of our credit risk management activities for our credit card loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders' broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes 0.1% and 0.6% of the total credit card loans balance as of March 31, 2023 and December 31, 2022, respectively, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of our Credit card loans by Vantage score as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	661 or Higher	601 to 660	600 or Lower	661 or Higher	601 to 660	600 or Lower
Credit card loans	58%	27%	15%	62%	26%	12%

As part of our credit risk management activities for our BNPL loans portfolio, we also assess overall credit quality by reviewing information from credit bureaus. In this case we utilize Fair Isaac Corporation (FICO) credit scores to assist in our assessment of credit quality. The amortized cost basis of BNPL loans totaled $302 million and $299 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, approximately 85% of these loans were originated with customers with FICO scores of 660 or above, and correspondingly approximately 15% of these loans were

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
originated by customers with FICO scores below 660. Similarly, as of December 31, 2022, approximately 86% and 14% of these loans were originated by customers with FICO scores of 660 or above, and below 660, respectively.

Modified Credit Card Loans

Forbearance Programs

As part of our collections strategy, we may offer temporary, short term (six-months or less) forbearance programs in order to improve the likelihood of collections and meet the needs of our customers. Our modifications for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced or deferred payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these forbearance programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our forbearance programs to determine if they represent a more than insignificant delay in payment, in which case they would then be considered a modification of loans to borrowers experiencing financial difficulty (Loan Modifications) Loans in these short term programs that are determined to be Loan Modifications, will be included as such in the disclosures below.

Credit Card Loans - Modifications for Borrowers Experiencing Financial Difficulty (Loan Modifications)

We consider impaired loans to be loans for which it is probable that we will be unable to collect all amounts due according to the original contractual terms of the cardholder agreement, including Loan Modifications. In instances where cardholders are experiencing financial difficulty, we may modify our credit card loans with the intention of minimizing losses and improving collectability, while providing cardholders with financial relief; such credit card loans are classified as Loan Modifications, exclusive of the forbearance programs described above. Loan Modifications, including for temporary hardship and permanent workout programs, include concessions consisting primarily of a reduced minimum payment, late fee waiver, and an interest rate reduction. The temporary programs’ concessions remain in place for a period no longer than twelve months, while the permanent programs remain in place through the payoff of the credit card loans if the cardholder complies with the terms of the program.

Loan Modification concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments, and the cardholder’s ability to make future purchases is either limited, or suspended until the cardholder successfully exits from the modification program. In accordance with the terms of our temporary hardship and permanent workout programs, the credit agreement reverts back to its original contractual terms (including the contractual interest rate) when the customer exits the program, which is either when all payments have been made in accordance with the program, or when the customer defaults out of the program.

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. Our impaired credit card loans represented less than 2% of total credit card loans as of both March 31, 2023 and December 31, 2022. As of those same dates, our recorded investment in impaired credit card loans was $283 million and $257 million, respectively, with an associated Allowance for credit losses of $88 million and $70 million, respectively. The average recorded investment in impaired credit card loans was $268 million and $272 million for the three months ended March 31, 2023 and 2022, respectively.

Interest income on these impaired credit card loans is accounted for in the same manner as non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not in modification programs. We recognized $4 million for both the three months ended March 31, 2023 and 2022, in interest income associated with credit card loans in modification programs, during the period that such loans were impaired.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides additional information regarding credit card Loan Modifications for the periods specified:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Number of Modifications	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Modifications	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
(Millions, except for Number of Loan Modifications)
Loan Modifications – credit card loans	46,484	$77	$77	37,998	$56	$56

The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates, for the periods specified; the probability of default is factored into the Allowance for credit losses:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	18,663	$27	21,653	$29

Unfunded Loan Commitments

We are active in originating private label and co-brand credit cards in the U. S. We manage potential credit risk in unfunded lending commitments by reviewing each potential customer’s credit application and evaluating the applicant’s financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the U.S. and are not significantly concentrated in any one geographic area.

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and applying consistent underwriting standards. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $114 billion and $128 billion as of March 31, 2023 and December 31, 2022, respectively. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of March 31, 2023 and December 31, 2022, there were no credit card loans held for sale.

We previously announced the non-renewal of our contract with BJ’s Wholesale Club (BJ's) and the sale of the BJ’s portfolio, which closed in late February 2023, for a total purchase price of $2.5 billion on a loan portfolio of $2.3 billion, resulting in a $230 million Gain on portfolio sale.

3. ALLOWANCE FOR CREDIT LOSSES

The Allowance for credit losses is an estimate of expected credit losses, measured over the estimated life of our Credit card and other loans that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the credit reserving methodology referred to as the Current Expected Credit Loss (CECL) model is significantly influenced by the composition, characteristics and quality of our portfolio of Credit card and other loans, as well as the prevailing economic conditions and forecasts utilized. The estimate of the Allowance for credit losses includes an estimate for uncollectible principal as well as unpaid interest and fees. Principal losses, net of recoveries are deducted from the Allowance. Principal losses for unpaid interest and fees as well as any adjustments to the Allowance

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
associated with unpaid interest and fees are recorded as a reduction to Interest and fees on loans. The Allowance is maintained through an adjustment to the Provision for credit losses and is evaluated for appropriateness.

In estimating our Allowance for credit losses, for each identified group, management utilizes various models and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models utilize historical data and applicable macroeconomic variables with statistical analysis and behavioral relationships, to determine expected credit performance. Our quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. We consider the forecast used to be reasonable and supportable over the estimated life of the Credit card and other loans, with no reversion period. In addition to the quantitative estimate of expected credit losses, we also incorporate qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the Allowance for credit losses reflects our best estimate of current expected credit losses.

Credit Card Loans

We use a “pooled” approach to estimate expected credit losses for financial assets with similar risk characteristics. We have evaluated multiple risk characteristics across our credit card loans portfolio, and determined delinquency status and overall credit quality to be the most significant characteristics for estimating expected credit losses. To estimate our Allowance for credit losses, we segment our credit card loans on the basis of delinquency status, credit quality risk score and product. These risk characteristics are evaluated on at least an annual basis, or more frequently as facts and circumstances warrant. In determining the estimated life of our Credit card loans, payments were applied to the measurement date balance with no payments allocated to future purchase activity. We use a combination of First In First Out and the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (CARD Act) methodologies to model balance paydown.

BNPL Loans

We measure our Allowance for credit losses on BNPL loans using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of March 31, 2023 and December 31, 2022, the Allowance for credit losses on BNPL loans was $24 million and $21 million, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Allowance for Credit Losses Rollforward

The following table presents our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on BNPL loans is insignificant and therefore has been included in the table below:

	Three Months Ended March 31,
	2023	2022
(Millions)
Beginning balance	$2,464	$1,832

Provision for credit losses (1)	107	193
Change in the estimate for uncollectible unpaid interest and fees	5	—
Net principal losses (2)	(353)	(199)
Ending balance	$2,223	$1,826
__________________________________
(1)Provision for credit losses includes a build/release for the Allowance, as well as replenishment of Net principal losses.
(2)Net principal losses are presented net of recoveries of $92 million and $43 million for the three months ended March 31, 2023 and 2022, respectively. Net principal losses for the three months ended March 31, 2023 include a $10 million adjustment related to the effects of the purchase of previously written-off accounts that were sold to a third-party debt collection agency; no such adjustment was made in the comparative period.

For the three months ended March 31, 2023, the factors that influenced the increase in the Allowance for credit losses are higher net principal losses and a higher reserve rate due to softening economic indicators including the increased cost of consumer debt, persistent inflation and the possibility of higher unemployment levels.

4. SECURITIZATIONS

We account for transfers of financial assets as either sales or financings. Transfers of financial assets that are accounted for as sales are removed from the Consolidated Balance Sheets with any realized gain or loss reflected in the Consolidated Statements of Income during the period in which the sale occurs. Transfers of financial assets that are not accounted for as a sale are treated as a financing.

We regularly securitize the majority of our credit card loans through the transfer of those loans to one of our Trusts. We perform the decision making for the Trusts, as well as servicing the cardholder accounts that generate the credit card loans held by the Trusts. In our capacity as a servicer, we administer the loans, collects payments and charges-off uncollectible balances. Servicing fees are earned by a subsidiary, which are eliminated in consolidation.

The Trusts are consolidated VIEs because they have insufficient equity at risk to finance their activities – the issuance of debt securities and notes, collateralized by the underlying credit card loans. Because we perform the decision making and servicing for the Trusts, it has the power to direct the activities that most significantly impact the Trusts’ economic performance (the collection of the underlying credit card loans). In addition, we hold all of the variable interests in the Trusts, with the exception of the liabilities held by third-parties. These variable interests provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to the Trusts. As a result of these considerations, we are deemed to be the primary beneficiary of the Trusts and therefore consolidates the Trusts.

The Trusts issue debt securities and notes, which are non-recourse to us. The collections on the securitized credit card loans held by the Trusts are available only for payment of those debt securities and notes, or other obligations arising in the securitization transactions. For our securitized credit card loans, during the initial phase of a securitization reinvestment period, we generally retain principal collections in exchange for the transfer of additional credit card loans into the securitized pool of assets. During the amortization or accumulation period of a securitization, the investors’ share of principal collections (in certain cases, up to a maximum specified amount each month) is either distributed to the investors or held in an account until it accumulates to the total amount due, at which time it is paid to the investors in a lump sum.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We are required to maintain minimum interests in our Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three months ended March 31, 2023 and 2022, no such triggering events occurred.

The following tables provide the total securitized credit card loans and related delinquencies, and net principal losses of securitized credit card loans for the periods specified:

	March 31, 2023	December 31, 2022
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$12,172	$15,383
Of which: principal amount of credit card loans 91 days or more past due	$281	$307

	Three Months Ended March 31,
	2023	2022
(Millions)
Net principal losses of securitized credit card loans	$217	$116

5. INVESTMENT SECURITIES

Investment securities consist of available-for-sale (AFS) securities, which are debt securities and mutual funds. We also hold equity securities within our investment securities portfolio. Collectively, these investments are carried at fair value on the Consolidated Balance Sheets within Investment securities.

For any AFS debt securities in an unrealized loss position, the CECL methodology requires estimation of the lifetime expected credit losses which then would be recognized in the Consolidated Statements of Income by establishing, or adjusting an existing allowance for those credit losses. We did not have any such credit losses for the periods presented. Any unrealized gains, or any portion of a security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We typically invest in highly-rated securities with low probabilities of default.

Gains and losses on investments in equity securities are recorded in Other non-interest expenses in the Consolidated Statements of Income.

Realized gains and losses are recognized upon disposition of the investment securities, using the specific identification method. The table below reflects unrealized gains and losses as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023				December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$177	$—	$(21)	$156	$175	$—	$(23)	$152
Equity securities	72	—	—	72	69	—	—	69
Total	$249	$—	$(21)	$228	$244	$—	$(23)	$221

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provide information about AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$44	$(2)	$111	$(19)	$155	$(21)
Total	$44	$(2)	$111	$(19)	$155	$(21)

	December 31, 2022
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$95	$(9)	$57	$(14)	$152	$(23)
Total	$95	$(9)	$57	$(14)	$152	$(23)

As of March 31, 2023, the amortized cost and estimated fair value of AFS debt securities, which are mortgage-backed securities with no stated maturities, was $177 million and $156 million, respectively.

There were no realized gains or losses from the sale of any investment securities for the three months ended March 31, 2023 and 2022.

6. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
(Millions)
Interest-bearing	$13,102	$13,787
Non-interest-bearing (including cardholder credit balances)	36	39
Total deposits	$13,138	$13,826

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deposits by deposit type as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
(Millions)
Savings accounts
Direct-to-consumer (retail)	$2,734	$2,782
Wholesale	3,864	3,954
Certificates of deposit
Direct-to-consumer (retail)	2,896	2,684
Wholesale	3,608	4,367
Cardholder credit balances	36	39
Total deposits	$13,138	$13,826

The scheduled maturities of certificates of deposit were as follows as of March 31, 2023:

(Millions)
2023 (1)	$3,247
2024	1,679
2025	613
2026	300
2027	583
Thereafter	82
Total certificates of deposit	$6,504
__________________________________
(1)The 2023 balance includes $7 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of March 31, 2023 and December 31, 2022, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, were estimated to be $478 million (4% of Total deposits) and $719 million (5% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

7. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(Millions)
Payment protection products	$34	$38
Loss from equity method investment	(6)	(12)
Other	$1	$2
Total other non-interest income	$29	$28

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides the components of Other non-interest expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(Millions)
Professional services and regulatory fees	$38	$31
Occupancy expense	5	6
Other (1)	13	20
Total other non-interest expenses	$56	$57
__________________________________
(1)Primarily related to costs associated with various other individually insignificant operating activities.

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

Level 3: Inputs that are unobservable (e.g., internally derived assumptions) and reflect an entity’s own estimates about estimates market participants would use in pricing the asset or liability based on the best information available under the circumstances. In particular, Level 3 inputs and valuation techniques involve judgment and as a result are not necessarily indicative of amounts we would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

We monitor the market conditions and evaluate the fair value hierarchy levels quarterly. For the three months ended March 31, 2023 and 2022, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the carrying values and fair values of our financial assets and financial liabilities:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$15,837	$18,061	$18,901	$21,328
Investment securities	228	228	221	221
Financial liabilities
Deposits	13,138	13,015	13,826	13,731
Debt issued by consolidated VIEs	3,015	3,015	6,115	6,115
Long-term and other debt	1,869	1,744	1,892	1,759

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities

Credit card and other loans, net: Our Credit card and other loans are recorded at historical cost, less the Allowance for credit losses, on the Consolidated Balance Sheets. In estimating the fair values, we use a discounted cash flow model (i.e., Level 3 inputs), primarily because a comparable whole loan sales market for similar loans does not exist, and therefore there is a lack of observable pricing inputs. We use various internally derived inputs, including projected income, discount rates and forecasted write-offs; economic value attributable to future loans generated by the cardholder accounts is not included in the fair values.

Investment securities: Investment securities consist of AFS securities, which are debt securities and mutual funds, as well as equity securities, and are recorded at fair value on the Consolidated Balance Sheets. Quoted prices of identical or similar investment securities in active markets are used to estimate the fair values (i.e., Level 1 or Level 2 inputs).

Deposits: Money market and other non-maturity deposits carrying values approximate their fair values because they are short-term in duration and have no defined maturity. Certificates of deposit are recorded at their historical issuance cost on the Consolidated Balance Sheets, adjusted for unamortized fees, with fair value being estimated based on the currently observable market rates available to us for similar deposits with similar remaining maturities (i.e., Level 2 inputs). Interest payable is included within Other liabilities on the Consolidated Balance Sheets.

Debt issued by consolidated VIEs: We record debt issued by consolidated VIEs at historical issuance cost on the Consolidated Balance Sheets, adjusted for unamortized fees, as well as premiums or discounts, as applicable. Interest payable is included within Other liabilities on the Consolidated Balance Sheets. Fair value is estimated based on the currently observable market rates available to us for similar debt instruments with similar remaining maturities or quoted market prices for the same transaction (i.e., Level 2 inputs).

Long-term and other debt: We record long-term and other debt at historical issuance cost on the Consolidated Balance Sheets, adjusted for unamortized fees, as well as premiums or discounts, as applicable. Interest payable is included within Other liabilities on the Consolidated Balance Sheets. The fair value is estimated based on the currently observable market rates available to us for similar debt instruments with similar remaining maturities, or quoted market prices for the same transaction (i.e., Level 2 inputs).

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$228	$45	$183	$—
Total assets measured at fair value	$228	$45	$183	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$221	$44	$177	$—
Total assets measured at fair value	$221	$44	$177	$—

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables summarize financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2023 and December 31, 2022, respectively. The fair values of these financial instruments are estimates as of March 31, 2023 and December 31, 2022, and require management’s judgment; therefore, these figures may not be indicative of future fair values, nor can our fair value be estimated by aggregating all of the amounts presented.

	March 31, 2023
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,061	$—	$—	$18,061
Total	$18,061	$—	$—	$18,061

Financial liabilities
Deposits	$13,015	$—	$13,015	$—
Debt issued by consolidated VIEs	3,015	—	3,015	—
Long-term and other debt	1,744	—	1,744	—
Total	$17,774	$—	$17,774	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$21,328	$—	$—	$21,328
Total	$21,328	$—	$—	$21,328

Financial liabilities
Deposits	$13,731	$—	$13,731	$—
Debt issued by consolidated VIEs	6,115	—	6,115	—
Long-term and other debt	1,759	—	1,759	—
Total	$21,605	$—	$21,605	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property and equipment, right-of-use assets, deferred contract assets, goodwill, and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. We wrote-off the remaining $6 million of our equity method investment in Loyalty Ventures Inc. (LVI) during the three months ended March 31, 2023. We did not have any impairments for the three months ended March 31, 2022.

9. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

CB is regulated, supervised and examined by the State of Delaware and the Federal Deposit Insurance Corporation (FDIC). Our industrial bank, CCB, is regulated, supervised and examined by the State of Utah and the FDIC.

The Consumer Financial Protection Bureau (CFPB) promulgates regulations for the federal consumer financial protection laws and supervises and examines large banks (those with more than $10 billion of total assets) with respect to those laws. Banks in a multi-bank organization, such as CB and CCB, are subject to supervision and examination by the CFPB with respect to the federal consumer financial protection laws if at least one bank reports total assets over $10 billion for four consecutive quarters. While the Banks were subject to supervision and examination by the CFPB with respect to the federal consumer financial protection laws between 2016 and 2021, this reverted to the FDIC in 2022. Beginning September 30, 2022, CCB’s total assets exceeded $10 billion for four consecutive quarters and both Banks are now again subject to supervision and examination by the CFPB with respect to federal consumer protection laws.

Quantitative measures established by regulations to ensure capital adequacy require CB and CCB to maintain minimum amounts and ratios of Tier 1 capital to average assets, Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as those of Bread Financial. Based on these regulations, as of March 31, 2023, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks are considered well capitalized and seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, as of March 31, 2023, are as follows:

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Comenity Bank
Common Equity Tier 1 capital ratio (1)	18.3%	4.5%	6.5%
Tier 1 capital ratio (2)	18.3	6.0	8.0
Total Risk-based capital ratio (3)	19.7	8.0	10.0
Tier 1 Leverage capital ratio (4)	15.7	4.0	5.0

Comenity Capital Bank
Common Equity Tier 1 capital ratio (1)	21.7%	4.5%	6.5%
Tier 1 capital ratio (2)	21.7	6.0	8.0
Total Risk-based capital ratio (3)	23.0	8.0	10.0
Tier 1 Leverage capital ratio (4)	16.4	4.0	5.0

Combined Banks
Common Equity Tier 1 capital ratio (1)	20.2%	4.5%	6.5%
Tier 1 capital ratio (2)	20.2	6.0	8.0
Total Risk-based capital ratio (3)	21.6	8.0	10.0
Tier 1 Leverage capital ratio (4)	16.1	4.0	5.0
__________________________________
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

Indemnification

On July 1, 2019, we completed the sale of Epsilon segment to Publicis Groupe S.A. (Publicis). Under the terms of the agreement governing that transaction, we agreed to indemnify Publicis and our affiliates from and against any losses arising out of or related to a U.S. Department of Justice (DOJ) investigation. The DOJ investigation related to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon actively cooperated with the DOJ in connection with the investigation. On January 19, 2021, Epsilon entered into a deferred prosecution agreement (DPA) with the DOJ to resolve the matters that were the subject of the investigation. Pursuant to the DPA, Epsilon agreed, among other things, to pay penalties and consumer compensation in the aggregate amount of $150 million, to be paid in two equal installments, the first in January 2021 and the second in January 2022. A $150 million loss contingency was recorded as of December 31, 2020. Pursuant to our contractual indemnification obligation, in January 2021 we paid $75 million to Publicis, and in January 2022, we paid the remaining $75 million installment to Publicis. Our indemnification obligation also covers certain ongoing legal, consulting and claims administration fees and expenses incurred in connection with this matter.

Legal Proceedings

From time to time we are subject to various lawsuits, claims, disputes, or potential claims or disputes, and other proceedings, arising in the ordinary course of business that we believe, based on our current knowledge, will not have a material adverse effect on our business, consolidated financial condition or liquidity, including claims and lawsuits alleging breaches of our contractual obligations, arbitrations, class actions and other litigation, arising in connection with our business activities. We are also involved, from time to time, in reviews, investigations, subpoenas, supervisory actions and other proceedings (both formal and informal) by governmental agencies regarding our business, which could subject us to significant fines, penalties, obligations to change our business practices, significant restrictions on our existing business or

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
ability to develop new business, cease-and-desist orders, safety-and-soundness directives or other requirements resulting in increased expenses, diminished income and damage to our reputation.

10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

Three Months Ended March 31, 2023	Net Unrealized Gains (Losses) on AFS Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Net Investment Hedge	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of January 01, 2023	$(18)	$—	$—	$(3)	$(21)
Changes in other comprehensive income	2	—	—	—	2
Balance as of March 31, 2023	$(16)	$—	$—	$(3)	$(19)

Three Months Ended March 31, 2022	Net Unrealized Gains (Losses) on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Net Unrealized Gains on Net Investment Hedge	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of January 01, 2022	$1	$—	$—	$(3)	$(2)
Changes in other comprehensive loss	(7)	—	—	—	(7)
Balance as of March 31, 2022	$(6)	$—	$—	$(3)	$(9)

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

During the three months ended March 31, 2023, our Board of Directors did not approve any new stock repurchase programs, and, except as disclosed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report, we did not repurchase any shares of outstanding common stock during the period.

Stock Compensation Expense

During the three months ended March 31, 2023, we awarded 1,071,153 service-based restricted stock units (RSUs) with a weighted average grant date fair value per share of $40.48 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by us on each such vesting date.

During the three months ended March 31, 2023, we awarded 175,587 performance-based restricted stock units with a fair market value of $27.76. Performance-based RSUs typically cliff vest at the end of three years, if specific performance measures tied to our financial performance are met, which are measured annually over the three year period. For the performance-based RSUs awarded in 2023, the predefined vesting criteria typically permit a range from 0% to 150% to be earned. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition.

If the performance targets are met, the restrictions will lapse (i.e., the awards will vest) with respect to the entire award on February 17, 2025, provided that the participant is employed by us on the vesting date. For the three months ended March 31, 2023 and 2022, we recognized $9 million and $7 million in stock-based compensation expense, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Dividends

During the three months ended March 31, 2023, we paid $11 million in dividends to holders of our common stock. On April 27, 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on June 16, 2023, to stockholders of record at the close of business on May 12, 2023.

12. INCOME TAXES

The Provision for income taxes was $183 million and $91 million for the three months ended March 31, 2023 and 2022, respectively; the effective tax rate was 28.7% and 30.2% for the same respective periods. The decrease in the effective tax rate primarily related to flat nondeductible items year-over-year, compared with an increase in Income from continuing operations before income taxes in the current year which was related primarily to the sale of the BJ's portfolio; resulting in an overall increase in the Provision for income taxes.

We are under examination by the Internal Revenue Service as well as tax authorities in various states. The tax years under examination and open for examination vary by jurisdiction, but with some exceptions, the tax returns filed by us are no longer subject to U.S. federal income tax and state and local examinations for the years before 2015 or foreign income tax examinations for years before 2018.

13. EARNINGS PER SHARE

Basic earnings (losses) per share (EPS) is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of stock options, unvested restricted stock awards, or other dilutive securities. Diluted EPS is based on the weighted average number of common and potentially dilutive common shares (dilutive stock options, invested restricted stock awards and other dilutive securities outstanding during the year) pursuant to the Treasury Stock method.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(Millions, except per share amounts)
Numerator
Income from continuing operations	$455	$211
Income (loss) from discontinued operations, net of income taxes	—	(1)
Net income	$455	$210

Denominator
Basic: Weighted average common stock	50.0	49.9
Weighted average effect of dilutive securities
Add: net effect of dilutive unvested restricted stock awards (1)	0.1	0.1
Diluted	50.1	50.0

Basic EPS
Income from continuing operations	$9.10	$4.23
Income (loss) from discontinued operations	$—	$(0.01)
Net income per share	$9.10	$4.22

Diluted EPS
Income from continuing operations	$9.08	$4.21
Income (loss) from discontinued operations	$—	$(0.01)
Net income per share	$9.08	$4.20
__________________________________
(1)For the three months ended March 31, 2023 and 2022, an insignificant amount of restricted stock awards were excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our principal market risk exposure arises from volatility in interest rates and their impact on economic value, capitalization levels, cost of capital and earnings.

Except as discussed in Part II, Item 1.A - “Risk Factors - Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material adverse effect on the Company.” there has been no material change from our 2022 Form 10-K related to our exposure to interest rate risk or other market risks.

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

Item 1A. Risk Factors.

This section supplements and updates certain of the information found under Part I, Item 1A, “Risk Factors”, of our 2022 Form 10-K. The matters discussed below should be read in conjunction with the risk factors set forth in the 2022 Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”.

The LoyaltyOne spinoff could result in substantial tax liability to us and our stockholders, and more generally, we have been adversely affected by LVI’s performance, and we may continue to be adversely affected by LVI’s ongoing bankruptcy proceedings or disputes involving or relating to LVI.

In November 2021, we completed the spinoff of our former LoyaltyOne segment, consisting of the Canadian AIR MILES® Reward Program and the Netherlands-based BrandLoyalty businesses, into an independent, publicly traded company, LVI. As part of the spinoff, we retained 19% of the outstanding shares of common stock of LVI.

We received a private letter ruling, or PLR, from the IRS and an opinion from our tax advisor to the effect that the spinoff of our former LoyaltyOne segment qualified as tax-free for U.S. federal income tax purposes for us and our stockholders (except for cash received in lieu of fractional shares). However, if the factual assumptions or representations made by us in connection with the delivery of the PLR and opinion are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we may not be able to rely on the PLR or opinion. Furthermore, the PLR does not address all the issues that are relevant to determining whether the spinoff qualified for tax-free treatment, and the opinion from our tax advisor is not binding on the IRS or the courts. If, notwithstanding receipt of the PLR and the opinion from our tax advisor, the spinoff transaction and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spinoff transaction is taxable, each holder of our common stock who received shares of LVI in connection with the spinoff would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

Even if the spinoff otherwise qualifies as a tax-free transaction, the distribution would be taxable to us (but not to our stockholders) in certain circumstances if post-spinoff significant acquisitions of our stock or the stock of LVI are deemed to be part of a plan or series of related transactions that included the spinoff. In this event, the resulting tax liability could be substantial, and could discourage, delay or prevent a change of control of us. In connection with the spinoff, we entered into a tax matters agreement with LVI, pursuant to which LVI agreed to not enter into any transaction that could cause any portion of the spinoff to be taxable to us without our consent and to indemnify us for any tax liability resulting from any such transaction. On March 1, 2023, LVI announced that it had entered into an agreement to sell its BrandLoyalty business. At LVI’s request to accommodate the sale, we agreed to not take action under the tax matters agreement to attempt to prevent the BrandLoyalty sale and, upon the closing, agreed to certain mutual releases with the buyer in the sale. Subsequently, on March 10, 2023, LVI and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and in Canada under the Companies’ Creditors Arrangement Act (Canada) (collectively, the LVI Bankruptcy Proceedings). In the Canadian proceedings, LVI has initiated an auction process to sell its AIR MILES business and has entered into a “stalking horse” asset purchase agreement with Bank of Montreal. While we believe these transactions should not affect the qualification of the spinoff as a tax-free transaction, it is possible the IRS could disagree and successfully assert that the spinoff should be taxable to us and our stockholders that received LVI shares in the spinoff. In addition, it is possible the IRS could view this disposition as inconsistent with the PLR and, as a result, the IRS could take the position that we cannot rely on the PLR.

More generally, we have been adversely affected by LVI’s performance, and we may continue to be adversely affected by the ongoing LVI Bankruptcy Proceedings or disputes involving or relating to LVI. During 2022, LVI’s stock price decreased significantly and, as a result, we wrote down the value of our 19% shareholding in LVI from $50 million as of December 31, 2021, to $6 million as of December 31, 2022. As of March 31, 2023, we have written down the value of these LVI shares to zero. While we had intended to divest our ownership position in LVI in a tax-efficient manner within 12 months of the spinoff, market conditions and other factors prevented us from doing so. We anticipate our remaining 19% shareholding in LVI will be disposed of either during or in connection with the LVI Bankruptcy Proceedings, in compliance with the terms of the PLR.

Furthermore, though we believe that our process and decision-making with respect to the spinoff transaction were entirely appropriate, LVI has indicated in its filings and other communications in connection with the LVI Bankruptcy Proceedings that it intends to establish a litigation trust in the U.S. Chapter 11 proceedings to pursue claims against us and one or more members of our management team in respect of the spinoff transaction. While we believe any such claims would be without merit and we will defend ourselves vigorously, litigation is complex and the outcomes are inherently uncertain. We may also become involved in legal or other disputes with respect to the spinoff agreements with LVI, or incur other liabilities or obligations under contractual arrangements with LVI. In addition, a putative federal securities class action complaint was recently filed against us and current and former members of our management team concerning disclosures made about LVI’s business, which we believe is without merit and we will defend ourselves vigorously. Any litigation or dispute relating to the spinoff could distract management, result in significant legal and other costs, and otherwise adversely impact our financial position, results of operations and financial condition.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material adverse effect on the Company.

Recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of held-to-maturity investment securities. On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed receiver of SVB. On March 12, 2023, the FDIC was appointed receiver of Signature Bank. While we maintain a significant majority of our liquidity portfolio on deposit within the Federal Reserve banking system, we also maintain a limited number of cash accounts at other financial institutions in the ordinary course of business, with balances that exceed the current FDIC insurance limits. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability (or the ability of our partners and customers) to access cash, cash equivalents and investments may be threatened, or if one or more of the lenders under our existing financing arrangements is impacted, our ability to draw down on those facilities could be adversely impacted.
More broadly, these recent events have elevated concerns among market participants about the liquidity, default, and non-performance risk associated with banks, other financial institutions and the financial services industry generally, and have added to already adverse market and economic conditions. Uncertainty may be compounded by media attention, including social media and its ability to disseminate concerns or rumors. The deposits business continues to experience intense competition in attracting and retaining deposits, and concerns regarding the financial services industry or segments thereof may impact our competitive position in the deposits market in ways that are unpredictable or unfavorable to us. In addition, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of our common stock and potentially our results of operations. Moreover, concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing or refinancing on acceptable terms, or at all. These recent events may also result in potentially adverse changes to laws or regulations governing banks, including, for example, the imposition by the FDIC of higher capital, liquidity or interest rate risk requirements, or may prompt the FDIC to increase its premiums above current levels or issue special assessments. Any of these impacts, or any other related impacts, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions)
January 1-31	4,085	$38.87	—	$—
February 1-28	4,186	41.09	—	—
March 1-31	6,739	29.82	—	—
Total	15,010	$35.43	—	$—
__________________________________
(1)During the periods presented, 15,010 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the 401(k) Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None

(b)None

Item 6. Exhibits.

a)Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	First Amendment to Fourth Amended and Restated Service Agreement, dated as of February 28, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	3/2/23

10.2	(b) (c) (d)	Eighth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of February 28, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	3/2/23

10.3	(b) (c) (d)	Ninth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of March 31, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/5/23

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
*101	(a)	The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________________________________
*Filed herewith
**Furnished herewith
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

DATE: May 2, 2023

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: May 2, 2023

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer