Form 10-Q
period 2023-06-30
BREAD FINANCIAL HOLDINGS, INC.
filed 2023-08-03
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 28, 2023, 50,224,099 shares of common stock were outstanding.

BREAD FINANCIAL HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto presented in this quarterly report and the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the SEC) on February 28, 2023 (the 2022 Form 10-K). Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those identified in our other filings with the SEC, including in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2022 Form 10-K and this and our other Quarterly Reports on Form 10-Q.

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

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Michaels, the NFL, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries, including health and beauty, travel and entertainment, jewelry, home goods, sporting goods and specialty apparel. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, offers us a significant competitive advantage with products relevant across customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings have enabled us to establish and maintain long-standing partner relationships. Our primary source of revenue is from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

Throughout this report, unless stated or the context implies otherwise, the terms “Bread Financial”, the “Company”, “we”, “our” or “us” refer to Bread Financial Holdings, Inc. and its subsidiaries on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only standalone basis. In addition, in this report, we may refer to the retailers and other companies with whom we do business as our “partners”, “brand partners”, or “clients”, provided that the use of the term “partner”, “partnering” or any similar term does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Bread Financial’s relationship with any third parties. We offer our credit products through our insured depository institution subsidiaries, Comenity Bank and Comenity Capital Bank, which together are referred to herein as the “Banks”.

NON-GAAP FINANCIAL MEASURES

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included herein constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies. In particular, Pretax pre-provision earnings (PPNR) is calculated by increasing/decreasing Income from continuing operations before income taxes by the net provision/release in Provision for credit losses. PPNR less gain on portfolio sales then decreases PPNR by the gain on any portfolio sales in the period. We use PPNR and PPNR less gain on portfolio sales as metrics to evaluate our results of operations before income taxes, excluding the volatility that can occur within Provision for credit losses and the one-time nature of a gain on the sale of a portfolio. Tangible common equity over Tangible assets (TCE/TA) represents Total stockholders’ equity reduced by Goodwill and intangible assets, net, (TCE) divided by Tangible assets (TA), which is Total assets reduced by Goodwill and intangible assets, net. We use

TCE/TA as a metric to evaluate the Company’s capital adequacy and estimate its ability to cover potential losses. Tangible book value per common share represents TCE divided by shares outstanding. We use Tangible book value per common share as a metric to estimate the Company’s potential value. We believe the use of these non-GAAP financial measures provide additional clarity in understanding our results of operations and trends. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, please see “Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures” that follows.

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the second quarter of 2023, as well as our related outlook for the remainder of 2023 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations”, “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein, and in our 2022 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which provides further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the discussion included herein is for the three months ended June 30, 2023, compared with the same period in the prior year.

For the quarter ended June 30, 2023, Credit sales were down 13% year-over-year to $7.1 billion, driven primarily by the sale of the BJ’s Wholesale Club (BJ's) portfolio in the first quarter, coupled with macroeconomic headwinds including inflation and rising interest rates, driving a slowdown in overall consumer spending and accordingly, proactive and responsible tightening of our underwriting and credit line management; partially offset by new brand partner launches. Average and End-of-period credit card and other loans increased 4% and 1%, respectively, driven by the addition of new brand partners as well as further moderation in the consumer payment rate, nearly offset by the sale of the BJ's portfolio in late-February 2023. Total interest income was up 12% from the second quarter of 2022, resulting from higher average loan balances coupled with improved loan yields from rising prime interest rates, partially offset by increased reversals of interest and fees resulting from higher gross losses. Net interest margin for the second quarter of 2023 was 18.7%, relative to 18.6% for the second quarter of 2022. Non-interest income increased $45 million, primarily related to merchant discount fees and interchange revenue, offset by impacts from our retailer share arrangements. Overall, Net interest and non-interest income for the quarter was $1.0 billion, up 7% versus the second quarter of 2022.

Provision for credit losses decreased for the quarter ended June 30, 2023, relative to the second quarter of 2022, due to a reserve build in the prior year period of $166 million and a reserve release of $15 million in the current period, offset by higher net principal losses of $113 million. Our Allowance for credit losses decreased as of June 30, 2023, relative to December 31, 2022, due primarily to the reserve release from the sale of the BJ's portfolio. However, our reserve rate was higher, 12.3% versus 11.5% as of those same respective dates, as a result of the sale of the BJ’s portfolio with its higher than average credit quality and softening economic indicators including the increased cost of consumer debt, persistent inflation and the possibility of higher unemployment levels. The reserve rate remained flat from the first quarter of 2023 as key forward-looking macroeconomic indicators began showing signs of stability. Consistent with reserve rate impacts, relative to the fourth quarter of 2022, our Vantage credit risk score distribution mix adjusted downward primarily as a result of the exit of the BJ's portfolio; relative to the first quarter of 2023, our mix improved modestly. Overall, our percentage of Vantage 660+ cardholders remains materially above pre-pandemic levels given our prudent credit tightening actions and a more diversified product mix, with co-brand and proprietary cards representing a larger portion of our portfolio.

Total non-interest expenses increased 12% from the second quarter of 2022. The year-over-year increase was partially the result of higher employee compensation and benefit costs due to increased hiring to support our investment in both technology and digital capabilities. We also incurred elevated collection costs, as well as higher card and processing costs, including fraud. Information processing and communications expenses increased due to an increase in data processing expense driven by the transition of our credit card processing services and cloud modernization initiatives. Relative to the first quarter of 2023 expenses declined 3%, driven by lower variable costs from lower Credit sales and strategic credit tightening, and overall expense efficiencies.

We also continued strengthening our balance sheet and improving our capital ratios, including our TCE/TA ratio which was 9.4% as of June 30, 2023. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-

GAAP Financial Measures included in this report. Direct-to-consumer (DTC) deposits comprised 33% of our funding mix as of June 30, 2023, further diversifying our funding base. During the second quarter of 2023 we refinanced our term loan and revolving line of credit, completed a convertible notes offering and executed a tender offer for certain of our senior unsecured notes, leading to a reduction in our debt of more than $500 million and extension of certain debt maturities.

Our 2023 financial outlook has changed from what we provided in our 2022 Form 10-K, reflecting slowing sales growth as a result of both self-moderated consumer spending and our targeted credit tightening. We continue to closely monitor the macroeconomic pressures facing consumers including prolonged high inflation, rapidly rising interest rates and a slowing job market, adjusting to changing economic conditions which could have an ongoing impact on our financial outlook for the remainder of 2023. Payment rates have returned to pre-pandemic levels and our financial outlook assumes inflation remains elevated but moderates, with a gradual increase in the unemployment rate for the remainder of 2023. Our outlook also continues to assume interest rate increases by the Federal Reserve Board will result in a nominal benefit to Net interest income.

Our outlook for growth in Average credit card and other loans in 2023 has been updated based on our new and renewed brand partner announcements, visibility into our pipeline, slowing consumer spending, credit tightening actions, and the current economic outlook. We expect full year 2023 Average credit card and other loans to grow in the low- to mid-single digits relative to 2022. We expect Total net interest and non-interest income growth for 2023, excluding the BJ’s Gain on portfolio sale, to be slightly above our growth in Average credit card and other loans; with a full year 2023 Net interest margin expected to be in line with the 2022 full year rate of 19.2%.

In 2023, we expect an increase in Total non-interest expenses relative to 2022; although, the pace of expense growth is projected to decelerate versus the 2022 growth rate. We continue to expect second half 2023 Total non-interest expenses to be lower than the first half of the year, with third quarter expenses being lower than the second quarter, driven by improved operating efficiencies related to our technology modernization efforts and lower intangible amortization expense. We remain focused on delivering positive operating leverage for the full year (including the BJ's Gain on portfolio sale), as we manage the pace and timing of our investments to align with our full year revenue and growth outlook. Excluding the $230 million BJ's Gain on portfolio sale during the first quarter, and a $30 million incremental investment we are opportunistically making by accelerating our technology and digital transformation, we expect both adjusted Net interest and non-interest income and Total non-interest expenses to grow at essentially the same rate for 2023.

Our 2023 financial outlook assumes a full year Net loss rate in the low-to-mid 7% range, with July representing the last month of impacts from the transition of our credit card processing services. As noted above, our reserve rate remained flat to the first quarter of 2023 at 12.3%, albeit down from the fourth quarter of 2022, as key macroeconomic indicators began showing signs of stability. We continue to maintain conservative economic scenario weightings in our credit reserve modeling and believe that with our conservative model assumptions, our Allowance for credit losses provides a margin of protection should we enter a more challenging macroeconomic environment.

In our 2023 financial outlook we also expect our full year normalized effective tax rate to remain in the range of 25% to 26%, with quarter-over-quarter variability due to timing of certain discrete items.

We are focused on prudently managing risk-return trade-offs through a challenging macroeconomic environment, while continuing to strategically invest and drive long-term value for our stakeholders. We remain confident in our ability to deliver on our 2023 full year financial outlook and build on this success for the future.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the three and six months ended June 30, 2023, compared with the same period in the prior year, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment” above.

Table 1: Summary of Our Financial Performance

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$952	$893	59	7	$2,241	$1,814	427	24
Provision for credit losses	336	404	(68)	(17)	442	598	(156)	(26)
Total non-interest expenses	530	473	57	12	1,075	897	178	20
Income from continuing operations before income taxes	86	16	70	nm	724	319	405	nm
Provision for income taxes	22	4	18	nm	205	95	110	nm
Income from continuing operations	64	12	52	nm	519	224	295	nm
(Loss) income from discontinued operations, net of income taxes (1)	(16)	—	(16)	nm	(16)	(1)	(15)	nm
Net income	48	12	36	nm	503	223	280	nm

Net income per diluted share	$0.95	$0.25	0.70	nm	$10.02	$4.46	5.56	nm
Income from continuing operations per diluted share	$1.27	$0.25	1.02	nm	$10.34	$4.47	5.87	nm
Net interest margin (2)	18.7%	18.6%		0.1	18.8%	19.0%		(0.2)
Return on average equity (3)	9.4%	2.2%		7.2	39.7%	19.9%		19.8
Effective income tax rate - continuing operations	26.0%	22.7%		3.3	28.3%	29.9%		(1.6)
__________________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business and Basis of Presentation” to the unaudited Consolidated Financial Statements
(2)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(3)Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.
(nm) Not meaningful, denoting a variance of 100 percent or more.

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,153	$1,064	89	8	$2,441	$2,130	311	15
Interest on cash and investment securities	44	9	35	nm	90	11	79	nm
Total interest income	1,197	1,073	124	12	2,531	2,141	390	18
Interest expense
Interest on deposits	127	41	86	nm	244	76	168	nm
Interest on borrowings	78	54	24	44	178	98	80	82
Total interest expense	205	95	110	nm	422	174	248	nm
Net interest income	992	978	14	1	2,109	1,967	142	7
Non-interest income
Interchange revenue, net of retailer share arrangements	(74)	(102)	28	(28)	(161)	(198)	37	(19)
Gain on portfolio sale	—	—	—	—	230	—	230	nm
Other	34	17	17	90	63	45	18	39
Total non-interest income	(40)	(85)	45	(53)	132	(153)	285	nm
Total net interest and non-interest income	952	893	59	7	2,241	1,814	427	24
Provision for credit losses	336	404	(68)	(17)	442	598	(156)	(26)
Total net interest and non-interest income, after provision for credit losses	$616	$489	127	26	$1,799	$1,216	583	48
__________________________________
(nm) Not meaningful, denoting a variance of 100 percent or more.

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income increased for the three and six months ended June 30, 2023, primarily resulting from Interest and fees on loans. The increase in each period, relative to the prior year, was due to increases in finance charge yields of approximately 108 basis points and 104 basis points for the three and six month periods, respectively, as well as an increase in Average credit card and other loans driven by moderation in the consumer payment rate.

Interest expense: Total interest expense increased for the three and six months ended June 30, 2023, due to the following:

•Interest on deposits increased due to higher average interest rates which increased interest expense by $80 million and $155 million over the respective periods of comparison, as well as higher average balances which increased interest expense by $6 million and $13 million, over those same respective periods.
•Interest on borrowings increased due to higher average interest rates which increased funding costs $38 million and $98 million over the respective periods of comparison, partially offset by lower average borrowings which decreased funding costs by $14 million and $18 million, over those same respective periods.

Non-interest income: Total non-interest income increased for the three and six months ended June 30, 2023, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, decreased for the three and six month periods driven by increased merchant discount fees and interchange revenue earned, partially offset by increased brand partner retailer share arrangements.
•Gain on portfolio sale which reflects the gain we recognized from the sale of the BJ's portfolio in late February 2023.

Provision for credit losses decreased for the three and six months ended June 30, 2023, due primarily to a reserve build in the prior year periods of $166 million and $160 million, respectively, driven by Credit card and other loan growth and reserve rate increases, compared with reserve releases of $15 million and $252 million in the current periods, respectively. The reserve release in the six-month period includes the $235 million release in the first quarter which related primarily to the sale of the BJ's portfolio. The reserve releases were offset by higher net principal losses, when compared with the prior year periods, of $113 million and $256 million for the three and six months ended June 30, 2023, respectively. We continue to maintain a higher reserve rate, 12.3% as of June 30, 2023, due to continued softening, but stabilizing economic indicators, including ongoing inflation, the increased cost of consumer debt and the possibility of higher unemployment levels.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$217	$191	26	14	$437	$370	67	18
Card and processing expenses	116	84	32	37	235	166	69	42
Information processing and communication	75	61	14	23	150	117	33	28
Marketing expenses	40	50	(10)	(20)	79	80	(1)	(2)
Depreciation and amortization	35	30	5	17	69	51	18	36
Other	47	57	(10)	(17)	105	113	(8)	(8)
Total non-interest expenses	$530	$473	57	12	$1,075	$897	178	20

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses increased for the three and six months ended June 30, 2023, due to the following:

•Employee compensation and benefits increased due to increased headcount, which was driven by continued digital and technology modernization-related hiring and customer care and collections staffing, increased retirement benefits and higher incentive compensation.
•Card and processing expenses increased due primarily to increased fraud losses and customer service expenses, as well as higher direct mail and statement volumes in the six month period.
•Information processing and communication increased due to an increase in data processing expense driven by the transition of our credit card processing services and cloud modernization initiatives, as well as other software licensing expenses during the six month period.
•Marketing expenses decreased due to decreased spending associated with DTC offerings, offset during the six month period by increased spending associated with brand partner joint marketing campaigns.
•Depreciation and amortization increased due to increased amortization of intangible assets related to recently acquired portfolios, as well as increased amortization during the six month period for developed technology associated with the Lon Inc. acquisition, which was completed in December 2020. (See further discussion of the Lon Inc. acquisition under Note 1, “Description of Business and Basis of Presentation” to the unaudited Consolidated Financial Statements.)
•Other decreased due to decreased consulting costs and the net gain recognized on the extinguishment of debt related to our activities described in "Consolidated Liquidity and Capital Resources" below, partially offset during the six month period by increased legal and other business activity costs.
Income Taxes

The Provision for income taxes increased for the three and six months ended June 30, 2023, primarily driven by the increase in Income from continuing operations before income taxes. The effective tax rate was 26.0% and 22.7% for the three months ended June 30, 2023 and 2022, respectively, and 28.3% and 29.9% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for the three month period primarily related to a discrete benefit in the prior period. The decrease in the effective tax rate for the six month period was driven by decreases in nondeductible items over those in the prior period, as well as the overall increase in Income from continuing operations before income taxes.

Discontinued Operations

The (Loss) income from discontinued operations, net of income taxes includes amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019, and primarily relate to contractual indemnification matters (which in the second quarter of 2023 primarily related to our obligations with respect to a ten year operating lease commitment for a former LoyaltyOne property in Toronto, Canada) and tax-related matters. For additional information refer to Note 22, "Discontinued Operations and Bank Holding Company Financial Presentation" to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
(Millions, except per share amounts and percentages)
Credit sales	$7,057	$8,140	(13)	$14,430	$15,028	(4)
PPNR (1)	422	420	—	1,166	917	27
Average credit card and other loans	17,652	17,003	4	18,528	16,827	10
End-of-period credit card and other loans	17,962	17,769	1	17,962	17,769	1
End-of-period direct-to-consumer (retail) deposits	5,993	4,191	43	5,993	4,191	43

Return on average assets (2)	1.2%	0.2%	1.0	4.6%	2.1%	2.5
Return on average equity (3)	9.4%	2.2%	7.2	39.7%	19.9%	19.8

Net interest margin (4)	18.7%	18.6%	0.1	18.8%	19.0%	(0.2)
Loan yield (5)	26.1%	25.0%	1.1	26.4%	25.3%	1.1

Efficiency ratio (6)	55.7%	52.9%	2.8	47.9%	49.5%	(1.6)

Tangible common equity / tangible assets ratio (TCE/TA) (7)	9.4%	7.5%	1.9	9.4%	7.5%	1.9
Tangible book value per common share (8)	$38.99	$31.75	23	$38.99	$31.75	23
Cash dividend per common share	$0.21	$0.21	—	$0.42	$0.42	—

Payment rate (9)	15.0%	15.3%	(0.3)	15.0%	15.3%	(0.3)

Delinquency rate (10)	5.5%	4.4%	1.1	5.5%	4.4%	1.1
Net loss rate (10)	8.0%	5.6%	2.4	7.5%	5.2%	2.3
Reserve rate	12.3%	11.2%	1.1	12.3%	11.2%	1.1
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
(10)Delinquency rate represents outstanding balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, divided by the outstanding principal amount of Credit cards and other loans as of the same period-end. Net loss rate, an annualized rate, represents net principal losses for the period divided by the Average credit card and other loans for the same period, with that Average being the average balance of the loans at the beginning and end of each month, averaged over the period. Net loss rate for the three and six months ended June 30, 2023 were impacted by the transition of our credit card processing services.

Table 5: Net Interest Margin

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$3,613	$44	4.88%	$3,975	$9	0.84%
Credit card and other loans	17,652	1,153	26.12%	17,003	1,064	25.04%
Total interest-earning assets	21,265	1,197	22.51%	20,978	1,073	20.45%

Direct-to-consumer (retail) deposits	5,824	58	4.00%	3,865	10	1.07%
Wholesale deposits	7,250	69	3.81%	6,994	31	1.78%
Interest-bearing deposits	13,074	127	3.90%	10,859	41	1.53%

Secured borrowings	2,887	49	6.65%	5,331	29	2.11%
Unsecured borrowings	1,801	29	6.49%	1,978	25	5.15%
Interest-bearing borrowings	4,688	78	6.59%	7,309	54	2.93%
Total interest-bearing liabilities	17,762	205	4.61%	18,168	95	2.09%

Net interest income		$992			$978

Net interest margin (1)		18.7%			18.6%

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$3,851	$90	4.68%	$3,884	$11	0.56%
Credit card and other loans	18,528	2,441	26.35%	16,827	2,130	25.32%
Total interest-earning assets	22,379	2,531	22.62%	20,711	2,141	20.67%

Direct-to-consumer (retail) deposits	5,691	106	3.74%	3,572	17	0.94%
Wholesale deposits	7,558	138	3.64%	7,258	59	1.62%
Interest-bearing deposits	13,249	244	3.68%	10,830	76	1.39%

Secured borrowings	3,727	118	6.37%	5,162	48	1.86%
Unsecured borrowings	1,857	60	6.44%	1,991	50	5.06%
Interest-bearing borrowings	5,584	178	6.39%	7,153	98	2.75%
Total interest-bearing liabilities	18,833	422	4.49%	17,983	174	1.93%

Net interest income		$2,109			$1,967

Net interest margin (1)		18.8%			19.0%
__________________________________
(1)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
(Millions, except percentages)
Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$86	$16	nm	$724	$319	nm
Provision for credit losses	336	404	(17)	442	598	(26)
Pretax pre-provision earnings (PPNR)	$422	$420	—	$1,166	$917	27
Less: Gain on portfolio sale	$—	$—	—	$(230)	$—	nm
Pretax pre-provision earnings less gain on portfolio sale	$422	$420	—	$936	$917	2

Tangible common equity (TCE)
Total stockholders' equity	2,736	2,275	20	2,736	2,275	20
Less: Goodwill and intangible assets, net	(780)	(694)	12	(780)	(694)	12
Tangible common equity (TCE)	$1,956	$1,581	24	$1,956	$1,581	24

Tangible assets (TA)
Total assets	21,609	21,811	(1)	21,609	21,811	(1)
Less: Goodwill and intangible assets, net	(780)	(694)	12	(780)	(694)	12
Tangible assets (TA)	$20,829	$21,117	(1)	$20,829	$21,117	(1)
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

The following table presents the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of June 30, 2023 and December 31, 2022:

Table 7: Delinquency Trends on Credit Card and Other Loans

	June 30, 2023	% of Total	December 31, 2022	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,728	100.0%	$20,107	100.0%
Outstanding balances contractually delinquent
31 to 60 days	$284	1.7%	$366	1.8%
61 to 90 days	219	1.3	231	1.2
91 or more days	423	2.5	515	2.6
Total	$926	5.5%	$1,112	5.5%
__________________________________
As of December 31, 2022 the Outstanding balances contractually delinquent, and the related % of Total (i.e., the Delinquency rate), were impacted by the transition of our credit card processing services.

As part of our collections strategy, we may offer temporary, short term (six-months or less) forbearance programs in order to improve the likelihood of collections and meet the needs of our customers. Our modifications for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced or deferred payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these forbearance programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our forbearance programs to determine if they represent a more than insignificant delay in payment granted to borrowers experiencing financial difficulty, in which case they would then be considered a Loan Modification. For additional information, see Note 2 “Credit Card and Other Loans – Modified Credit Card Loans” to our unaudited Consolidated Financial Statements.

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

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. The following table presents our net principal losses for the periods specified:

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions, except percentages)
Average credit card and other loans	$17,652	$17,003	$18,528	$16,827
Net principal losses	351	238	694	438
Net principal losses as a percentage of average credit card and other loans (1)	8.0%	5.6%	7.5%	5.2%
__________________________________
(1)Net principal losses as a percentage of Average credit card and other loans for the three and six months ended June 30, 2023 were impacted by the transition of our credit card processing services.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Overview

We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has sufficient liquidity and capital resources necessary to support our daily operations, our business growth, our credit ratings related to our secured financings, and meet our regulatory and policy requirements, including capital and leverage ratio requirements applicable to Comenity Bank (CB) and Comenity Capital Bank (CCB) under Federal Deposit Insurance Corporation (FDIC) regulations, in a cost effective and prudent manner through both expected and unexpected market environments.

Our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of debt securities, including through our securitization programs, and deposits with the Banks, in addition to ongoing efforts to renew and expand our various sources of liquidity. We aim to satisfy our financing needs with a diverse set of funding sources, and we seek to maintain diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, which we believe will mitigate the impact of disruptions in any one type of instrument, tenor or investor.

Our primary uses of liquidity are for underwriting Credit card and other loans, scheduled payments of principal and interest on our debt, operational expenses, capital expenditures, including digital and product innovation and technology enhancements, and dividends.

We may from time to time retire or purchase our outstanding debt through cash purchases or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and may be funded through the issuance of debt securities. The amounts involved may be material.

We will also need additional financing in the future to repay or refinance our existing debt at or prior to maturity, and to fund our growth, which may include issuance of additional debt, equity or convertible securities or engaging in other capital markets or financing transactions. Given the maturities of certain of our outstanding debt instruments and the macroeconomic outlook, it is possible that we will be required to repay, extend or refinance some or all of our maturing debt in volatile and/or unfavorable markets.

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

In early March 2023, in response to banking industry developments and increased financial sector volatility, we undertook enhanced daily monitoring of our liquidity and funding positions, and provided multiple daily updates to our Boards of Directors, at both the Bread Financial and Bank-levels, and regulators. The financial sector volatility experienced in March 2023 has since subsided; nevertheless, we continue enhanced monitoring of our liquidity and funding positions. We maintain a significant majority of our liquidity portfolio on deposit within the Federal Reserve banking system, and we also have a small investment securities portfolio, classified as available-for-sale, which we hold in relation to the Community Reinvestment Act. We do not have any investment securities classified as held-to-maturity. Our DTC deposit balances have continued to grow through the second quarter of 2023, relative to both the fourth quarter of 2022 and the first quarter of 2023.

Funding Sources

During the quarter ended June 30, 2023 we engaged in a number of financing transactions, including entering into a new credit agreement, repaying in full and terminating our prior credit agreement and consummating certain debt capital markets transactions, including an offering of convertible senior notes, a tender offer to repurchase certain outstanding senior notes and an offering of asset-backed term notes through one of our securitization trusts. Each of these transactions, as well as other matters relating to our liquidity and capital resources during the quarter ended June 30, 2023, are described in more detail below.

For additional information regarding our outstanding debt and sources of liquidity, see Note 7, “Borrowings of Long-Term and Other Debt” to our unaudited Consolidated Financial Statements.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of June 30, 2023, we were in compliance with all such covenants.

Credit Agreement

On June 7, 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility) and a $575 million senior unsecured delayed draw term loan facility (the Term Loan Facility), all on terms and subject to the conditions set forth in the 2023 Credit Agreement. The 2023 Credit Agreement replaced, in its entirety, our prior credit agreement dated June 14, 2017, as amended (the 2017 Credit Agreement), which was repaid in full and terminated on June 13, 2023 in connection with the closing of our offering of convertible notes, described below. The 2023 Credit Agreement matures on June 13, 2026.

As of June 30, 2023 under the 2023 Credit Agreement, we had $300 million aggregate principal amount of term loans outstanding and therefore $275 million available for future borrowings under the Term Loan Facility; and all $700 million remained available for future borrowings under the Revolving Credit Facility. The proceeds from the Term Loan Facility may only be used for refinancing existing debt and paying fees, expenses and premiums in connection therewith, while the proceeds from the Revolving Credit Facility may be used for general corporate purposes and working capital needs, including refinancing existing debt, investments, payment of dividends and repurchases of capital stock. Borrowings under the 2023 Credit Agreement bear interest at an annual rate equal to, at our option, either (a) Term Secured Overnight Financing Rate (SOFR) plus a credit adjustment spread and the applicable margin, (b) Daily Simple SOFR plus a credit adjustment spread and the applicable margin or (c) a base rate set forth in the 2023 Credit Agreement plus the applicable margin, with the applicable margin in each case dependent upon our ratio of (i) consolidated tangible net worth to (ii) consolidated total assets, minus the sum of goodwill and intangible assets, net.

4.25% Convertible Senior Notes Due 2028

On June 13, 2023, we issued $316 million aggregate principal amount of 4.25% Convertible Senior Notes due 2028 (the Convertible Notes). The Convertible Notes were issued pursuant to an indenture dated as of June 13, 2023, among Parent Company, as issuer, certain of our domestic subsidiaries, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The Convertible Notes bear interest at an annual rate of 4.25%, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. The Convertible Notes mature on June 15, 2028, unless earlier repurchased, redeemed or converted.

The Convertible Notes are convertible, under certain conditions, until March 15, 2028, and on or after such date without condition, at an initial conversion rate of 26.0247 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, which represents a 25% conversion premium based on the last reported sale price of our common stock of $30.74 on June 8, 2023 prior to issuing the Convertible Notes. Upon any such conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock (at our election), in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

At our option, we may redeem for cash, all or a portion of the Convertible Notes on or after June 21, 2026, and before the 51st scheduled trading day before the maturity date, but only if the closing price of our common stock reaches specified targets as defined in the indenture governing the Convertible Notes. The redemption price will equal 100% of the principal amount of the redeemed Convertible Notes plus accrued interest, if any.

If we experience a fundamental change, as defined in the indenture governing the Convertible Notes, the note holders may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the Convertible Notes plus any accrued and unpaid interest.

In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions (the Capped Call) with certain financial institution counterparties. These transactions are expected generally to reduce potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Convertible Notes, with such reduction and/or offset subject to a cap, based on the cap price. The base price of the Capped Call transactions is $38.43, representing a premium of 25% over the last reported sale price of our common stock of 30.74 on June 8, 2023, while the cap price is initially $61.48, which represents a premium of 100% over that same sale price on June 8, 2023. Within the share price range of $38.43 to $61.48 the Capped Call transactions provide economic value to us from the counterparties, upon maturity. The Capped Call transactions met the conditions under the related accounting guidance for equity classification and are not measured at fair value on a recurring basis; the price paid of $39 million was recorded in Additional paid-in capital, net of tax, in the Consolidated Balance Sheet.

Tender Offer for 4.750% Senior Notes Due 2024

Concurrently with the launch of the Convertible Notes offering, we commenced a cash tender offer (the Tender Offer) for any and all of the $850 million in aggregate principal amount of our outstanding 4.750% Senior Notes due 2024 (the Senior Notes due 2024). The consideration offered for each $1,000 principal amount of the Senior Notes due 2024 was $980, plus accrued and unpaid interest, for any and all notes validly tendered. The Tender Offer expired on June 14, 2023, with the holders of $565 million in aggregate principal amount of the Senior Notes due 2024 validly tendering pursuant to the Tender Offer. The remaining $285 million of Senior Notes due 2024 will mature on December 15, 2024, subject to earlier repurchase or redemption. Following the expiration of the Tender Offer, $285 million in the aggregate principal amount of the Senior Notes due 2024 remained outstanding as of June 30, 2023.

In summary, and to provide context for our use of proceeds from the above financing transactions, in connection with entry into the 2023 Credit Agreement and the completion of our Convertible Notes offering, we used approximately $616 million in funds from those transactions, together with $500 million in dividends from the Banks and other available cash on hand, to (i) fully repay the $531 million in term loans outstanding under the 2017 Credit Agreement, (ii) repurchase $565 million aggregate principal amount of Senior Notes due 2024 through the Tender Offer, (iii) enter into the Capped Call transactions in connection with the Convertible Notes offering, and (iv) pay $38 million in associated debt issuance costs and other fees and expenses.

Deposits

We utilize a variety of deposit products to finance our operating activities, including funding for our non-securitized credit card and other loans, and to fund the securitization enhancement requirements of the Banks. We offer both DTC retail deposit products as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale, including brokered deposits). Across both our retail and wholesale deposits, the Banks offer various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks also issue certificates of deposit with scheduled maturity dates ranging between July 2023 and June 2028, in denominations of at least $1,000, on which interest is paid either monthly or at maturity.

The following table summarizes our retail and wholesale deposit products as of June 30, 2023 and December 31, 2022, by type and associated attributes:

Table 9: Deposits

	June 30, 2023	December 31, 2022
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$5,993	$5,466
Wholesale	7,027	8,321
Total deposits	$13,020	$13,787

Non-maturity deposit products
Non-maturity deposits	$6,570	$6,736
Interest rate range	0.70% - 5.38%	0.70% - 4.70%
Weighted-average interest rate	4.43%	3.57%

Certificates of deposit
Certificates of deposit	$6,450	$7,051
Interest rate range	0.50% - 5.45%	0.40% - 4.95%
Weighted-average interest rate	3.83%	3.11%

As of June 30, 2023 and December 31, 2022, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, were estimated to be $490 million (4% of Total deposits) and $719 million (5% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

Overall, we continue to improve our funding mix through actions taken to grow our DTC deposits and reduce our Parent Company unsecured borrowings, while maintaining the flexibility of secured, unsecured, and wholesale funding. Typical seasonality of credit card and other loan balance pay downs in the first quarter of 2023, combined with the sale of the BJ's portfolio in late February 2023, and efforts undertaken in the second quarter of 2023 to reduce our long-term unsecured debt, reduced our funding requirements by over $4 billion from year-end 2022. As a result, we opportunistically reduced our wholesale and brokered deposits and paid down a large portion of our secured conduit line balances, discussed further below.

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

During the six months ended June 30, 2023, we renewed lender commitments under our Conduit Facilities of $5.2 billion and extended the various maturities to October 2023, October 2024 and February 2025. Specifically, in February 2023, the World Financial Network Credit Card Master Note Trust amended its 2009-VFN Conduit Facility, decreasing the capacity from $2.8 billion to $2.7 billion and extending the maturity to October 2024. Also in February 2023, in connection with the sale of the BJ's portfolio, the World Financial Capital Master Note Trust amended its 2009-VFN Conduit Facility removing the assets related to the BJ’s portfolio. In April 2023, this same facility was again amended decreasing the capacity from $2.5 billion to $2.3 billion and extending the maturity to February 2025. In March 2023, CCB repaid the Comenity Capital Asset Securitization Trust’s 2022-VFN Conduit Facility and terminated the related lending commitment, decreasing capacity by $1.0 billion. However, the structure of the applicable Trust did not change, including the Trust assets, providing for the option to pledge those assets in the future. In June 2023, the World Financial Network Credit Card Master Trust III amended its 2009-VFC conduit facility, extending a portion of the maturity to October 2023, and another portion of the maturity to October 2024.

As of June 30, 2023, total capacity under our Conduit Facilities was $5.2 billion, of which $3.0 billion had been drawn and included in Debt issued by consolidated VIEs in the Consolidated Balance Sheet. The following table shows the maturities of our borrowing capacity for the Trusts, as of June 30, 2023:

Table 10: Conduit Borrowing Capacity

	2023	2024	Thereafter	Total
(Millions)
Conduit facilities (1)	100	2,825	2,250	5,175
__________________________________
(1)Total amounts do not include $1.1 billion of debt issued by the Trusts, which was retained by us as a credit enhancement and therefore has been eliminated from the Total.

In May 2023, World Financial Network Credit Card Master Note Trust issued $399 million of Series 2023-A public term asset-backed notes, which mature in May 2026. The offering consisted of $350 million of Class A notes with a fixed interest rate of 5.02% per year, $31 million of Class M notes with a fixed interest rate of 5.27% per year, and $18 million of zero coupon Class B notes. The Class M and B notes were retained by us and eliminated from the Consolidated Balance Sheet.

As of June 30, 2023, we had approximately $12.1 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

Regulation RR (Credit Risk Retention) adopted by the FDIC, the SEC, the Federal Reserve Board and certain other federal regulators mandates a minimum five percent risk retention requirement for securitizations. Such risk retention requirements may limit our liquidity by restricting the amount of asset-backed securities we are able to issue or affecting the timing of future issuances of asset-backed securities. We satisfy such risk retention requirements by maintaining a seller’s interest calculated in accordance with Regulation RR.

Stock Repurchase Programs

During the six months ended June 30, 2023, our Board of Directors did not approve any new stock repurchase programs, and, except as disclosed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report, we did not repurchase any shares of outstanding common stock during the period.

Subsequent to the end of the second quarter of 2023, on July 27, 2023, our Board of Directors approved a stock repurchase program to acquire up to $35 million in shares of our outstanding common stock in the open market during the period ending on December 31, 2023. The rationale for this repurchase program, and the amount thereof, is to offset the impact of dilution associated with issuances of employee restricted stock units, with the objective of reducing the Company's weighted average diluted share count to approximately 50 million shares for the second half of 2023, subject to current estimates and assumptions.

Dividends

During the three and six months ended June 30, 2023, we paid $11 million and $21 million, respectively, in dividends to holders of our common stock. On July 27, 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on September 15, 2023, to stockholders of record at the close of business on August 11, 2023.

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

Table 11: Cash Flows

	Six Months Ended June 30,
	2023	2022
(Millions)
Total cash provided by (used in)
Operating activities	$741	$743
Investing activities	2,860	(897)
Financing activities	(4,177)	(72)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(576)	$(226)

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $741 million and $743 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, the net cash provided by operating activities was primarily driven by cash generated from net income for the period after adjusting for the Provision for credit losses and the Gain on portfolio sale. For the six months ended June 30, 2022, the net cash provided by operating activities was primarily driven by cash generated from net income for the period after adjusting for the Provision for credit losses, partially offset by a decrease in accounts payable and other liabilities.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash provided by investing activities was $2,860 million for the six months ended June 30, 2023 and cash used in investing activities was $897 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, the net cash provided by investing activities was primarily due to the sale of the BJ's portfolio and the paydown of Credit card and other loans. For the six months ended June 30, 2022, the net cash used in investing activities was primarily due to growth in credit sales and the consequential growth in Credit card and other loans, as well as the acquisition of a credit card loan portfolio.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $4,177 million and $72 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, the net cash used in financing activities was primarily driven by net repayments of debt issued by consolidated variable interest entities (securitizations) and unsecured borrowings, as well as and lower deposits. For the six months ended June 30, 2022, the net cash used in financing activities was primarily driven by net repayments of unsecured borrowings.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we have generally sought to rely on operating efficiencies from scale, technology modernization and digital advancement, and expansion in lower cost jurisdictions (in select circumstances) to offset increased costs of employee compensation and other operating expenses impacted by inflation. We also recognize that a customer’s ability and willingness to repay us has been negatively impacted by factors such as inflation, which results in higher delinquencies that could lead to increased credit losses, as reflected in our increased Allowance for credit losses. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures continue to persist, they could magnify the slowdown in the domestic and global economies and increase the risk of a recession, which may adversely impact our business, results of operations and financial condition.

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of June 30, 2023 and 2022, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, are as follows as of June 30, 2023:

Table 12: Capital Ratios

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Comenity Bank
Common Equity Tier 1 capital ratio (1)	18.8%	4.5%	6.5%
Tier 1 capital ratio (2)	18.8	6.0	8.0
Total Risk-based capital ratio (3)	20.1	8.0	10.0
Tier 1 Leverage capital ratio (4)	16.2	4.0	5.0

Comenity Capital Bank
Common Equity Tier 1 capital ratio (1)	18.2%	4.5%	6.5%
Tier 1 capital ratio (2)	18.2	6.0	8.0
Total Risk-based capital ratio (3)	19.6	8.0	10.0
Tier 1 Leverage capital ratio (4)	16.1	4.0	5.0

Combined Banks (5)
Common Equity Tier 1 capital ratio (1)	18.4%	4.5%	6.5%
Tier 1 capital ratio (2)	18.4	6.0	8.0
Total Risk-based capital ratio (3)	19.8	8.0	10.0
Tier 1 Leverage capital ratio (4)	16.1	4.0	5.0
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
(5)Combined bank level figures are derived from combining the financials of CB and CCB.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See the “Recently Issued Accounting Standards” under Note 1, “Description of Business and Basis of Presentation” to the unaudited Consolidated Financial Statements.

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
•global political, market, public health and social events or conditions, including the ongoing war in Ukraine and any continuing effects of the COVID-19 pandemic;
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
•increases in fraudulent activity;
•failure to identify, complete or successfully integrate or disaggregate business acquisitions, divestitures and other strategic initiatives;
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
•any tax liability, disputes or other adverse impacts arising out of or related to the spinoff of our former LoyaltyOne segment or the recent bankruptcy filings of Loyalty Ventures Inc. and certain of its subsidiaries; and

•those factors identified in our filings with the SEC, including in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2022 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and this quarterly report.
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

Item 1. Financial Statements.
BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,153	$1,064	$2,441	$2,130
Interest on cash and investment securities	44	9	90	11
Total interest income	1,197	1,073	2,531	2,141
Interest expense
Interest on deposits	127	41	244	76
Interest on borrowings	78	54	178	98
Total interest expense	205	95	422	174
Net interest income	992	978	2,109	1,967
Non-interest income
Interchange revenue, net of retailer share arrangements	(74)	(102)	(161)	(198)
Gain on portfolio sale	—	—	230	—
Other	34	17	63	45
Total non-interest income	(40)	(85)	132	(153)
Total net interest and non-interest income	952	893	2,241	1,814
Provision for credit losses	336	404	442	598
Total net interest and non-interest income, after provision for credit losses	616	489	1,799	1,216
Non-interest expenses
Employee compensation and benefits	217	191	437	370
Card and processing expenses	116	84	235	166
Information processing and communication	75	61	150	117
Marketing expenses	40	50	79	80
Depreciation and amortization	35	30	69	51
Other	47	57	105	113
Total non-interest expenses	530	473	1,075	897
Income from continuing operations before income taxes	86	16	724	319
Provision for income taxes	22	4	205	95
Income from continuing operations	64	12	519	224
(Loss) income from discontinued operations, net of income taxes (1)	(16)	—	(16)	(1)
Net income	$48	$12	$503	$223

Basic income per share (Note 14)
Income from continuing operations	$1.28	$0.25	$10.37	$4.48
(Loss) income from discontinued operations	$(0.33)	$—	$(0.33)	$(0.01)
Net income per share	$0.95	$0.25	$10.04	$4.47

Diluted income per share (Note 14)
Income from continuing operations	$1.27	$0.25	$10.34	$4.47
(Loss) income from discontinued operations	$(0.32)	$—	$(0.32)	$(0.01)
Net income per share	$0.95	$0.25	$10.02	$4.46

Weighted average common shares outstanding (Note 14)
Basic	50.1	49.8	50.1	49.8
Diluted	50.3	49.9	50.2	50.0
__________________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business and Basis of Presentation” to the unaudited Consolidated Financial Statements
See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions)
Net income	$48	$12	$503	$223

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale debt securities	(2)	(7)	1	(16)
Tax benefits	1	2	—	4
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(1)	(5)	1	(12)

Other comprehensive (loss) income, net of tax	(1)	(5)	1	(12)

Total comprehensive income, net of tax	$47	$7	$504	$211

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,325	$3,891
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities June 30, 2023, $10,750; December 31, 2022, $15,383, respectively)	17,962	21,365
Allowance for credit losses	(2,208)	(2,464)
Credit card and other loans, net	15,754	18,901
Investment securities	239	221
Property and equipment, net	162	195
Goodwill and intangible assets, net	780	799
Other assets	1,349	1,400
Total assets	$21,609	$25,407
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	13,048	13,826
Debt issued by consolidated variable interest entities	3,323	6,115
Long-term and other debt	1,375	1,892
Other liabilities	1,127	1,309
Total liabilities	18,873	23,142
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 50.1 million shares as of June 30, 2023 and 49.9 million shares as of December 31, 2022, respectively.	1	1
Additional paid-in capital	2,181	2,192
Retained earnings	574	93
Accumulated other comprehensive loss	(20)	(21)
Total stockholders’ equity	2,736	2,265
Total liabilities and stockholders’ equity	$21,609	$25,407

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of March 31, 2023	50.1	$1	$2,197	$537	$(19)	$2,716
Net income	—	—	—	48	—	48
Other comprehensive loss	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	12	—	—	12
Capped call transactions for convertible senior notes due 2028	—	—	(30)	—	—	(30)
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(11)	—	(11)
Issuance of shares to employees, net of shares withheld for employee taxes	—	—	2	—	—	2
Balance as of June 30, 2023	50.1	$1	$2,181	$574	$(20)	$2,736

Three Months Ended June 30, 2022	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of March 31, 2022	49.8	$1	$2,163	$113	$(9)	$2,268
Net income	—	—	—	12	—	12
Other comprehensive loss	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	9	—	—	9
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(11)	—	(11)
Issuance of shares to employees, net of shares withheld for employee taxes	—	—	2	—	—	2
Balance as of June 30, 2022	49.8	$1	$2,174	$114	$(14)	$2,275

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2022	49.9	$1	$2,192	$93	$(21)	$2,265
Net income	—	—	—	503	—	503
Other comprehensive income	—	—	—	—	1	1
Stock-based compensation	—	—	21	—	—	21
Capped call transactions for convertible senior notes due 2028	—	—	(30)	—	—	(30)
Dividends and dividend equivalent rights declared ($0.42 per common share)	—	—	—	(22)	—	(22)
Issuance of shares to employees, net of shares withheld for employee taxes	0.2	—	(2)	—	—	(2)
Balance as of June 30, 2023	50.1	$1	$2,181	$574	$(20)	$2,736

Six Months Ended June 30, 2022	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2021	49.9	$1	$2,174	$(87)	$(2)	$2,086
Net income	—	—	—	223	—	223
Other comprehensive loss	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	15	—	—	15
Repurchase of common stock	(0.2)		(12)			(12)
Dividends and dividend equivalent rights declared ($0.42 per common share)	—	—	—	(22)	—	(22)
Issuance of shares to employees, net of shares withheld for employee taxes	0.1	—	(3)	—	—	(3)
Balance as of June 30, 2022	49.8	$1	$2,174	$114	$(14)	$2,275

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$503	$223
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	442	598
Depreciation and amortization	69	51
Deferred income taxes	(30)	(102)
Non-cash stock compensation	22	16
Amortization of deferred financing costs	13	12
Amortization of deferred origination costs	44	43
Gain on portfolio sale	(230)	—
Change in other operating assets and liabilities
Change in other assets	88	(32)
Change in other liabilities	(183)	(106)
Other	3	40
Net cash provided by operating activities	741	743

CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	477	(596)
Proceeds from sale of credit card loan portfolio	2,499	—
Purchase of credit card loan portfolio	(81)	(249)
Net purchase of investment securities	(18)	(5)
Other, including capital expenditures	(17)	(47)
Net cash provided by (used in) investing activities	2,860	(897)

CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	801	218
Repayments/maturities of unsecured borrowings under debt agreements	(1,297)	(269)
Debt issued by consolidated variable interest entities	1,392	1,588
Repayments/maturities of debt issued by consolidated variable interest entities	(4,182)	(1,543)
Net decrease in deposits	(779)	(22)
Payment of deferred financing costs	(49)	(7)
Payment for capped call transactions	(39)	—
Dividends paid	(21)	(22)
Other	(3)	(15)
Net cash used in financing activities	(4,177)	(72)

Change in cash, cash equivalents and restricted cash	(576)	(226)
Cash, cash equivalents and restricted cash at beginning of period	3,927	3,923
Cash, cash equivalents and restricted cash at end of period	$3,351	$3,697

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,325	$3,111
Restricted cash included within Other assets	26	586
Total cash, cash equivalents and restricted cash	$3,351	$3,697
The unaudited Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations.
See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Michaels, the NFL, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries, including health and beauty, travel and entertainment, jewelry, home goods, sporting goods and specialty apparel. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, offers us a significant competitive advantage with products relevant across customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings have enabled us to establish and maintain long-standing partner relationships. Our primary source of revenue is from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

Throughout these unaudited Consolidated Financial Statements, unless stated otherwise, the terms “Bread Financial”, the “Company”, “we”, “our” or “us” refer to Bread Financial Holdings, Inc. and our subsidiaries and variable interest entities (VIEs) on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only stand-alone basis. In December 2020 we acquired Lon Inc., known at the time as Bread, which has been fully integrated into our ongoing business strategy and operations.

BASIS OF PRESENTATION

These unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023. If not significantly different, certain note disclosures included therein have been omitted from these unaudited Consolidated Financial Statements.

The unaudited Consolidated Financial Statements included herein reflect all adjustments, which consist of normal, recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The unaudited Consolidated Financial Statements also include amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. Such amounts have been classified within Discontinued operations and primarily relate to the after-tax impact of contractual indemnification matters (which in the second quarter of 2023 primarily related to our obligations with respect to a ten year operating lease commitment for a former LoyaltyOne property in Toronto, Canada) and tax-related matters. For additional information refer to Note 22, "Discontinued Operations and Bank Holding Company Financial Presentation" to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosures of contingent assets and liabilities. These accounting estimates and assumptions reflect the best judgement of management, but actual results could differ. The most significant of those estimates and assumptions relate to the Allowance for credit losses.

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which we have a controlling financial interest. All intercompany transactions have been eliminated.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2022, the Financial Accounting Standards Board (FASB) issued new accounting and disclosure guidance for troubled debt restructurings effective January 1, 2023, with early adoption permitted. Specifically, the new guidance eliminates the previous recognition and measurement guidance for troubled debt restructurings while enhancing the disclosure requirements for certain loan modifications and write-offs. Effective January 1, 2023 we adopted the guidance, with no significant impact on our results of operations, financial position, regulatory risk-based capital, or on our operational processes, controls and governance in support of the new guidance.

RECENTLY ISSUED ACCOUNTING STANDARDS

The recently issued accounting standards from our standard setters e.g., the FASB, relate to topics that are outside our industry or are otherwise not impactful on our results of operations, financial position, cash flows, or disclosures related thereto.

2. CREDIT CARD AND OTHER LOANS

Our payment and lending solutions result in the generation of Credit card and other loans, which are recorded at the time a borrower enters into a point-of-sale transaction with a merchant. Credit card loans represent revolving lines of credit and have a range of terms that include credit limits, interest rates and fees, which can be revised over time based on new information about the cardholder, in accordance with applicable regulations and the governing terms and conditions. Cardholders choosing to make a payment of less than the full balance due, instead of paying in full, are subject to finance charges and are required to make monthly payments based on pre-established amounts. Other loans, which consist of BNPL products such as installment loans and our “split-pay” offerings, have a range of fixed terms such as interest rates, fees and repayment periods, and borrowers are required to make pre-established monthly payments over the term of the loan in accordance with the applicable terms and conditions. Credit card and other loans include principal and any related accrued interest and fees and are presented on the Consolidated Balance Sheets net of the Allowance for credit losses. We continue to accrue interest and fee income on all accounts, except in limited circumstances, until the related balance and all related interest and fees are paid or charged-off.

We generally classify our Credit card and other loans as held for investment. We sell a majority of our Credit card loans originated by Comenity Bank (CB) and by Comenity Capital Bank (CCB), which together are referred to herein as the “Banks”, to certain of our master trusts (the Trusts), which are consolidated VIEs, and therefore these loans are restricted for securitization investors. All new originations of Credit card and other loans are determined to be held for investment at origination because we have the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, we consider the average life and homogenous nature of our Credit card and other loans. In assessing whether our Credit card and other loans continue to be held for investment, we also consider capital levels and scheduled maturities of funding instruments used. The assertion regarding the intent and ability to hold Credit card and other loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of our direct-to-consumer (retail) deposits and other funding instruments; the demonstrated ability to replace maturing time-based deposits and other borrowings with new deposits or borrowings; and historic payment activity on Credit card and other loans. Due to the homogenous nature of our Credit card loans, amounts are classified as held for investment on a brand partner portfolio basis. From time to time certain Credit card loans are classified as held for sale, as determined on a brand partner portfolio basis. We carry these assets at the lower of aggregate cost or fair value and continue to recognize finance charges on an accrual basis. Cash flows associated with Credit card and other loans originated or purchased for investment are classified as Cash flows from investing activities, regardless of any subsequent change in intent and ability.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents Credit card and other loans, as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022
(Millions)
Credit card loans	$17,654	$21,065
BNPL (other) loans	308	300
Total credit card and other loans (1)(2)	17,962	21,365
Less: Allowance for credit losses	(2,208)	(2,464)
Credit card and other loans, net	$15,754	$18,901
__________________________________
(1)Includes $10.7 billion and $15.4 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes $313 million and $307 million, of accrued interest and fees that have not yet been billed to cardholders as of June 30, 2023 and December 31, 2022, respectively.

Credit Card and Other Loans Aging

The following table presents the delinquency trends of our Credit card and other loans portfolio based on the amortized cost:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
As of June 30, 2023	$348	$285	$601	$1,234	$16,392	$17,626

As of December 31, 2022	$444	$296	$732	$1,472	$19,559	$21,031
__________________________________
(1)BNPL loan delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, we exclude unbilled finance charges and fees from our amortized cost basis of Credit card and other loans. As of June 30, 2023 and December 31, 2022, accrued interest and fees that have not yet been billed to cardholders were $313 million and $307 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due; this practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 3.2% and 1.6% for the three months ended June 30, 2023 and 2022, respectively, and 2.7% and 1.6% for the six months ended June 30, 2023 and 2022, respectively. Our re-aging practices comply with regulatory guidelines.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit cards and other loans as of the same period-end. As of June 30, 2023 and December 31, 2022, our Delinquency rates were 5.5% and 5.5%, respectively.

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. BNPL loans such as our installment loans and our “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off in each month subsequent to 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for Credit card loans and 120 days past due for BNPL loans. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $243 million and $148 million for the three months ended June 30, 2023 and 2022, respectively, and $485 million and $284 million for the six months ended June 30, 2023 and 2022, respectively.

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. For the three months ended June 30, 2023 and 2022, our Net principal loss rates were 8.0% and 5.6%, respectively, for the six months ended June 30, 2023 and 2022, our Net principal loss rates were 7.5% and 5.2%, respectively.

Overall Credit Quality: As part of our credit risk management activities for our credit card loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders' broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes 0.1% and 0.6% of the total credit card loans balance as of June 30, 2023 and December 31, 2022, respectively, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of our Credit card loans by Vantage score as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	661 or Higher	601 to 660	600 or Lower	661 or Higher	601 to 660	600 or Lower
Credit card loans	59%	27%	14%	62%	26%	12%

As part of our credit risk management activities for our BNPL loans portfolio, we also assess overall credit quality by reviewing information from credit bureaus. In this case we utilize Fair Isaac Corporation (FICO) credit scores to assist in our assessment of credit quality. The amortized cost basis of BNPL loans totaled $307 million and $299 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, approximately 84% of these loans were

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
originated with customers with FICO scores of 661 or above, and correspondingly approximately 16% of these loans were originated by customers with FICO scores below 661. Similarly, as of December 31, 2022, approximately 86% and 14% of these loans were originated by customers with FICO scores of 661 or above, and below 661, respectively.

Modified Credit Card Loans

Forbearance Programs

As part of our collections strategy, we may offer temporary, short term (six-months or less) forbearance programs in order to improve the likelihood of collections and meet the needs of our customers. Our modifications for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced or deferred payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these forbearance programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our forbearance programs to determine if they represent a more than insignificant delay in payment granted to borrowers experiencing financial difficulty, in which case they would then be considered a Loan Modification. Loans in these short term programs that are determined to be Loan Modifications, will be included as such in the disclosures below.

Credit Card Loans - Modifications for Borrowers Experiencing Financial Difficulty (Loan Modifications)

In instances where cardholders are experiencing financial difficulty, we may modify our credit card loans with the intention of minimizing losses and improving collectability, while providing cardholders with financial relief; such credit card loans are classified as Loan Modifications, exclusive of the temporary, short-term forbearance programs described above. Loan Modifications, include concessions consisting primarily of a reduced minimum payment, late fee waiver, and/or an interest rate reduction. The majority of concessions remain in place for a period no longer than twelve months; however, for certain modifications the concessions remain in place through the payoff of the credit card loans if the cardholder complies with the terms of the program.

Loan Modification concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments, and the cardholder’s ability to make future purchases is either limited, or suspended until the cardholder successfully exits from the modification program. In accordance with the terms of our workout programs, the credit agreement reverts back to its original contractual terms (including the contractual interest rate) when the customer exits the program, which is either when all payments have been made in accordance with the program, or when the customer defaults out of the program.

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. Our impaired credit card loans represented less than 2% of total credit card loans as of both June 30, 2023 and December 31, 2022. As of those same dates, our recorded investment in impaired credit card loans was $308 million and $257 million, respectively. The average recorded investment in impaired credit card loans was $295 million and $258 million for the three months ended June 30, 2023 and 2022, respectively, and $282 million and $265 million for the six months ended June 30, 2023 and 2022, respectively.

Interest income on these impaired credit card loans is accounted for in the same manner as non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not in modification programs. We recognized $5 million and $3 million in interest income associated with credit card loans in modification programs for the three months ended June 30, 2023 and 2022, respectively, and $9 million and $7 million for the six months ended June 30, 2023 and 2022, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents the delinquency trends of our credit card loans classified as Loan Modifications:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications - Credit Card Loans
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
As of June 30, 2023	18	16	24	58	250	308

As of December 31, 2022	19	15	19	53	217	270

The following table provides additional information regarding credit card Loan Modifications for the periods specified:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Number of Modifications	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Modifications	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
(Millions, except for Number of modifications)
Loan modifications – credit card loans	49,311	$82	$82	95,795	$159	$158

The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates, for the periods specified; the probability of default is factored into the Allowance for credit losses:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan modifications that subsequently defaulted	18,747	$29	37,410	$57

Troubled Debt Restructurings

The following table provides information on credit card loans modified as troubled debt restructurings (TDRs) in accordance with the applicable accounting guidance in effect during the periods presented, which was effective prior to our adoption of the new guidance that eliminated TDRs effective January 1, 2023.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings – credit card loans	32,216	$46	$46	70,214	$102	$102

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides additional information regarding credit card loans modified as TDRs that have subsequently defaulted within 12 months of their modification dates during the specified periods; the probability of default is factored into the allowance for credit losses:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings that subsequently defaulted	18,037	$25	39,960	$54

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

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and applying consistent underwriting standards. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $113 billion and $128 billion as of June 30, 2023 and December 31, 2022, respectively. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of June 30, 2023 and December 31, 2022, there were no credit card loans held for sale.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

BNPL Loans

We measure our Allowance for credit losses on BNPL loans using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of June 30, 2023 and December 31, 2022, the Allowance for credit losses on BNPL loans was $24 million and $21 million, respectively.

Allowance for Credit Losses Rollforward

The following table presents our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on BNPL loans is insignificant and therefore has been included in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions)
Beginning balance	$2,223	$1,826	$2,464	$1,832

Provision for credit losses (1)	336	404	442	598
Change in the estimate for uncollectible unpaid interest and fees	—	—	5	—
Net principal losses (2)	(351)	(238)	(703)	(438)
Ending balance	$2,208	$1,992	$2,208	$1,992
__________________________________
(1)Provision for credit losses includes a build/release for the Allowance, as well as replenishment of Net principal losses.
(2)Net principal losses are presented net of recoveries of $80 million and $36 million for the three months ended June 30, 2023 and 2022, respectively, and $173 million and $79 million for the six months ended June 30, 2023 and 2022, respectively. Net principal losses for the six months ended June 30, 2023 include a $10 million adjustment related to the effects of the purchase of previously written-off accounts that were sold to a third-party debt collection agency; no such adjustment was made in the comparative period.

For the three and six months ended June 30, 2023, the factors that influenced the increase in the Allowance for credit losses are higher net principal losses and a higher reserve rate due to softening economic indicators including the increased cost of consumer debt, persistent inflation and the possibility of higher unemployment levels.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We regularly securitize the majority of our credit card loans through the transfer of those loans to one of our Trusts. We perform the decision making for the Trusts, as well as servicing the cardholder accounts that generate the credit card loans held by the Trusts. In our capacity as a servicer, we administer the loans, collect payments and charge-off uncollectible balances. Servicing fees are earned by a subsidiary, which are eliminated in consolidation.

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
We are required to maintain minimum interests in our Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three and six months ended June 30, 2023 and 2022, no such triggering events occurred.

The following tables provide the total securitized credit card loans and related delinquencies, and net principal losses of securitized credit card loans for the periods specified:

	June 30, 2023	December 31, 2022
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$10,750	$15,383
Of which: principal amount of credit card loans 91 days or more past due	$234	$307

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions)
Net principal losses of securitized credit card loans	$197	$125	$413	$240

5. INVESTMENT SECURITIES

Investment securities consist of available-for-sale (AFS) debt securities, including both mortgage-backed securities and mutual funds. We also hold equity securities within our investment securities portfolio. Collectively, these investments are carried at fair value on the Consolidated Balance Sheets within Investment securities.

For any AFS debt securities in an unrealized loss position, the CECL methodology requires estimation of the lifetime expected credit losses which then would be recognized in the Consolidated Statements of Income by establishing, or adjusting an existing allowance for those credit losses. We did not have any such credit losses for the periods presented.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Any unrealized gains, or any portion of a security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We typically invest in highly-rated securities with low probabilities of default.

Gains and losses on investments in equity securities are recorded in Other non-interest expenses in the Consolidated Statements of Income.

Realized gains and losses are recognized upon disposition of the investment securities, using the specific identification method. The table below reflects unrealized gains and losses as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023				December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$185	$—	$(23)	$162	$175	$—	$(23)	$152
Equity securities	77	—	—	77	69	—	—	69
Total	$262	$—	$(23)	$239	$244	$—	$(23)	$221

The following tables provide information about AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$39	$(2)	$123	$(21)	$162	$(23)
Total	$39	$(2)	$123	$(21)	$162	$(23)

	December 31, 2022
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$95	$(9)	$57	$(14)	$152	$(23)
Total	$95	$(9)	$57	$(14)	$152	$(23)

As of June 30, 2023, the amortized cost and estimated fair value of AFS debt securities, which are mortgage-backed securities with no stated maturities, was $185 million and $162 million, respectively.

There were no realized gains or losses from the sale of any investment securities for the three and six months ended June 30, 2023 and 2022.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
(Millions)
Interest-bearing	$13,020	$13,787
Non-interest-bearing (including cardholder credit balances)	28	39
Total deposits	$13,048	$13,826

Deposits by deposit type as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
(Millions)
Savings accounts
Direct-to-consumer (retail)	$2,716	$2,782
Wholesale	3,854	3,954
Certificates of deposit
Direct-to-consumer (retail)	3,277	2,684
Wholesale	3,173	4,367
Cardholder credit balances	28	39
Total deposits	$13,048	$13,826

The scheduled maturities of certificates of deposit were as follows as of June 30, 2023:

(Millions)
2023 (1)	$1,845
2024	2,583
2025	929
2026	372
2027	606
Thereafter	115
Total certificates of deposit	$6,450
__________________________________
(1)The 2023 balance includes $7 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of June 30, 2023 and December 31, 2022, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, were estimated to be $490 million (4% of Total deposits) and $719 million (5% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. BORROWINGS OF LONG-TERM AND OTHER DEBT

Long-term and other debt consisted of the following as of June 30, 2023 and December 31, 2022:

Description	June 30, 2023	December 31, 2022	Contractual Maturities	Interest Rates
(Millions, except percentages)
Long-term and other debt:
2023 revolving line of credit	$—	$—	June 2026	(1)
2023 term loans	300	—	June 2026	7.15%
2017 revolving line of credit	—	—	—	—
2017 term loans	—	556	—	—
Convertible senior notes due 2028	316	—	June 2028	4.25%
Senior notes due 2024	285	850	December 2024	4.750%
Senior notes due 2026	500	500	January 2026	7.000%
Subtotal	1,401	1,906
Less: Unamortized debt issuance costs	26	14
Total long-term and other debt	$1,375	$1,892

Debt issued by consolidated VIEs:
Fixed rate asset-backed term note securities	$350	$—	May 2026	5.020%
Conduit asset-backed securities	2,975	6,115	Various – Oct. 2023 to Feb. 2025	(2)
Subtotal	3,325	6,115
Less: Unamortized debt issuance costs	2	—
Total debt issued by consolidated VIEs	$3,323	$6,115

Total borrowings of long-term and other debt	$4,698	$8,007
______________________________
(1)The interest rate is based upon the Secured Overnight Financing Rate (SOFR) plus an applicable margin.
(2)The interest rate is based upon SOFR, or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. As of June 30, 2023, the interest rates ranged from 6.06% to 6.26% with a weighted average rate of 6.12%. As of December 31, 2022, the interest rates ranged from 5.08% to 5.93% with a weighted average rate of 5.38%.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of June 30, 2023, we were in compliance with all such covenants.

Long-term and Other Debt

Credit Agreement

On June 7, 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility) and a $575 million senior unsecured delayed draw term loan facility (the Term Loan Facility), all on terms and subject to the conditions set forth in the 2023 Credit Agreement. The 2023 Credit Agreement replaced, in its entirety, our prior credit agreement dated June 14, 2017, as amended (the 2017 Credit Agreement), which was repaid in full and terminated on June 13, 2023 in connection with the closing of our offering of convertible notes, described below. The 2023 Credit Agreement matures on June 13, 2026.

As of June 30, 2023 under the 2023 Credit Agreement, we had $300 million aggregate principal amount of term loans outstanding and therefore $275 million available for future borrowings under the Term Loan Facility; and all $700 million remained available for future borrowings under the Revolving Credit Facility. The proceeds from the Term Loan Facility

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
may only be used for refinancing existing debt and paying fees, expenses and premiums in connection therewith, while the proceeds from the Revolving Credit Facility may be used for general corporate purposes and working capital needs, including refinancing existing debt, investments, payment of dividends and repurchases of capital stock. Borrowings under the 2023 Credit Agreement bear interest at an annual rate equal to, at our option, either (a) Term Secured Overnight Financing Rate (SOFR) plus a credit adjustment spread and the applicable margin, (b) Daily Simple SOFR plus a credit adjustment spread and the applicable margin or (c) a base rate set forth in the 2023 Credit Agreement plus the applicable margin, with the applicable margin in each case dependent upon our ratio of (i) consolidated tangible net worth to (ii) consolidated total assets, minus the sum of goodwill and intangible assets, net.

Senior Notes Due 2024 and 2026

The Senior Notes set forth below are each governed by their respective indentures that include usual and customary negative covenants and events of default. These Senior Notes are unsecured and are guaranteed on a senior unsecured basis by certain of our existing and future domestic restricted subsidiaries that incur or in any other manner become liable for any debt under our domestic credit facilities, including the 2023 Credit Agreement.

Due December 15, 2024: In December 2019, we issued and sold $850 million aggregate principal amount of 4.750% Senior Notes due December 15, 2024 (the Senior Notes due 2024). The Senior Notes due 2024 accrue interest on the outstanding principal amount at the rate of 4.750% per annum from December 20, 2019, payable semi-annually in arrears, on June 15 and December 15 of each year. Concurrently with the launch of the convertible notes offering (see further discussion below), we commenced a cash tender offer (the Tender Offer) for any and all of the $850 million in aggregate principal amount of our outstanding 4.750% Senior Notes due 2024 (the Senior Notes due 2024). The consideration offered for each $1,000 principal amount of the Senior Notes due 2024 was $980, plus accrued and unpaid interest, for any and all notes validly tendered. The Tender Offer expired on June 14, 2023, with the holders of $565 million in aggregate principal amount of the Senior Notes due 2024 validly tendering pursuant to the Tender Offer. The remaining $285 million of Senior Notes due 2024 will mature on December 15, 2024, subject to earlier repurchase or redemption. Following the expiration of the Tender Offer, $285 million in the aggregate principal amount of the Senior Notes due 2024 remained outstanding as of June 30, 2023.

Due January 15, 2026: In September 2020, we issued and sold $500 million aggregate principal amount of 7.000% Senior Notes due January 15, 2026 (the Senior Notes due 2026). The Senior Notes due 2026 accrue interest on the outstanding principal amount at the rate of 7.000% per annum from September 22, 2020, payable semi-annually in arrears, on March 15 and September 15 of each year, beginning on March 15, 2021. The Senior Notes due 2026 will mature on January 15, 2026, subject to earlier repurchase or redemption.

4.25% Convertible Senior Notes Due 2028

On June 13, 2023, we issued $316 million aggregate principal amount of 4.25% Convertible Senior Notes due 2028 (the Convertible Notes). The Convertible Notes were issued pursuant to an indenture dated as of June 13, 2023, among Parent Company, as issuer, certain of our domestic subsidiaries, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The Convertible Notes bear interest at an annual rate of 4.25%, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. The Convertible Notes mature on June 15, 2028, unless earlier repurchased, redeemed or converted.

The Convertible Notes are convertible, under certain conditions, until March 15, 2028, and on or after such date without condition, at an initial conversion rate of 26.0247 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment, which represents a 25% conversion premium based on the last reported sale price of our common stock of $30.74 on June 8, 2023 prior to issuing the Convertible Notes. Upon any such conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock (at our election), in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

At our option, we may redeem for cash, all or a portion of the Convertible Notes on or after June 21, 2026, and before the 51st scheduled trading day before the maturity date, but only if the closing price of our common stock reaches specified

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
targets as defined in the indenture governing the Convertible Notes. The redemption price will equal 100% of the principal amount of the redeemed Convertible Notes plus accrued interest, if any.

If we experience a fundamental change, as defined in the indenture governing the Convertible Notes, the note holders may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the Convertible Notes plus any accrued and unpaid interest.

In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions (the Capped Call) with certain financial institution counterparties. These transactions are expected generally to reduce potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Convertible Notes, with such reduction and/or offset subject to a cap, based on the cap price. The base price of the Capped Call transactions is $38.43, representing a premium of 25% over the last reported sale price of our common stock of 30.74 on June 8, 2023, while the cap price is initially $61.48, which represents a premium of 100% over that same sale price on June 8, 2023. Within the share price range of $38.43 to $61.48 the Capped Call transactions provide economic value to us from the counterparties, upon maturity. The Capped Call transactions met the conditions under the related accounting guidance for equity classification and are not measured at fair value on a recurring basis; the price paid of $39 million was recorded in Additional paid-in capital, net of tax, in the Consolidated Balance Sheet.

Debt Issued by Consolidated VIEs

An asset-backed security is a security whose value and income payments are derived from and collateralized by a specified pool of underlying assets – in our case, our credit card loans. The sale of the pool of underlying assets to general investors is accomplished through a securitization process. We regularly sell our credit card loans to our Trusts, which are consolidated. The liabilities of these consolidated VIEs include asset-backed securities for which creditors, or beneficial interest holders, do not have recourse to our general credit.

Fixed Rate Asset-Backed Term Notes

In May 2023, World Financial Network Credit Card Master Note Trust issued $399 million of Series 2023-A public term asset-backed notes, which mature in May 2026. The offering consisted of $350 million of Class A notes with a fixed interest rate of 5.02% per year, $31 million of Class M notes with a fixed interest rate of 5.27% per year, and $18 million of zero coupon Class B notes. The Class M and B notes were retained by us and eliminated from the Consolidated Balance Sheet.

Conduit Facilities

We maintained committed syndicated bank Conduit Facilities to support the funding of our credit card loans for our Trusts. Borrowings outstanding under each private Conduit Facility bear interest at a margin above SOFR, or the asset-backed commercial paper costs of each individual conduit provider.

As of December 31, 2022, total capacity under our Conduit Facilities was $6.5 billion, of which $6.1 billion had been drawn down and was included in Debt issued by consolidated variable interest entities (VIEs) in the Consolidated Balance Sheet.

During the six months ended June 30, 2023, we renewed lender commitments under our Conduit Facilities of $5.2 billion and extended the various maturities to October 2023, October 2024 and February 2025. Specifically, in February 2023, the World Financial Network Credit Card Master Note Trust amended its 2009-VFN Conduit Facility, decreasing the capacity from $2.8 billion to $2.7 billion and extending the maturity to October 2024. Also in February 2023, in connection with the sale of the BJ's portfolio, the World Financial Capital Master Note Trust amended its 2009-VFN Conduit Facility removing the assets related to the BJ’s portfolio. In April 2023, this same facility was again amended decreasing the capacity from $2.5 billion to $2.3 billion and extending the maturity to February 2025. In March 2023, CCB repaid the Comenity Capital Asset Securitization Trust’s 2022-VFN Conduit Facility and terminated the related lending commitment, decreasing capacity by $1.0 billion. However, the structure of the applicable Trust did not change, including the Trust assets, providing for the option to pledge those assets in the future. In June 2023, the World Financial Network Credit Card Master

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Trust III amended its 2009-VFC conduit facility, extending a portion of the maturity to October 2023, and another portion of the maturity to October 2024.

As of June 30, 2023, total capacity under our Conduit Facilities was $5.2 billion, of which $3.0 billion had been drawn and included in Debt issued by consolidated VIEs in the Consolidated Balance Sheet.

8. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions)
Payment protection products	$33	$38	$67	$77
Loss from equity method investment	—	(21)	(6)	(33)
Other	1	—	2	1
Total other non-interest income	$34	$17	$63	$45

The following table provides the components of Other non-interest expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions)
Professional services and regulatory fees	$34	$38	$72	$69
Occupancy expense	5	6	10	12
Other (1)	8	13	23	32
Total other non-interest expenses	$47	$57	$105	$113
__________________________________
(1)Primarily related to costs associated with various other individually insignificant operating activities; also includes the net gain on debt extinguishment for the three and six months ended June 30, 2023.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

We monitor the market conditions and evaluate the fair value hierarchy levels quarterly. For the three and six months ended June 30, 2023 and 2022, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

The following table summarizes the carrying values and fair values of our financial assets and financial liabilities:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$15,754	$18,006	$18,901	$21,328
Investment securities	239	239	221	221
Financial liabilities
Deposits	13,048	12,942	13,826	13,731
Debt issued by consolidated VIEs	3,323	3,321	6,115	6,115
Long-term and other debt	1,375	1,377	1,892	1,759

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

Investment securities: Investment securities consist of AFS debt securities, including both mortgage-backed securities and mutual funds, as well as equity securities, and are recorded at fair value on the Consolidated Balance Sheets. Quoted prices of identical or similar investment securities in active markets are used to estimate the fair values (i.e., Level 1 or Level 2 inputs).

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

Debt issued by consolidated VIEs: We record debt issued by consolidated VIEs at amortized cost (including unamortized fees, issuance costs, premiums and discounts, where applicable) on the Consolidated Balance Sheets. Interest payable is included within Other liabilities on the Consolidated Balance Sheets. Fair value is estimated based on the currently observable market rates available to us for similar debt instruments with similar remaining maturities or quoted market prices for the same transaction (i.e., Level 2 inputs).

Long-term and other debt: We record long-term and other debt at amortized cost (including unamortized fees, issuance costs, premiums and discounts, where applicable) on the Consolidated Balance Sheets. Interest payable is included within Other liabilities on the Consolidated Balance Sheets. The fair value is estimated based on the currently observable market

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
rates available to us for similar debt instruments with similar remaining maturities, or quoted market prices for the same transaction (i.e., Level 2 inputs).

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$239	$44	$195	$—
Total assets measured at fair value	$239	$44	$195	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$221	$44	$177	$—
Total assets measured at fair value	$221	$44	$177	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property and equipment, right-of-use assets, deferred contract assets, goodwill, and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. In the six months ending June 30, 2023 we wrote-off the remaining $6 million of our equity method investment in Loyalty Ventures Inc. (LVI). We did not have any impairments for the three and six months ended June 30, 2022.

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables summarize financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2023 and December 31, 2022, respectively. The fair values of these financial instruments are estimates as of those dates, and require management’s judgment; therefore, these fair value estimates may not be indicative of future fair values, nor can our fair value be estimated by aggregating all of the amounts presented.

	June 30, 2023
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,006	$—	$—	$18,006
Total	$18,006	$—	$—	$18,006

Financial liabilities
Deposits	$12,942	$—	$12,942	$—
Debt issued by consolidated VIEs	3,321	—	3,321	—
Long-term and other debt	1,377	—	1,377	—
Total	$17,640	$—	$17,640	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$21,328	$—	$—	$21,328
Total	$21,328	$—	$—	$21,328

Financial liabilities
Deposits	$13,731	$—	$13,731	$—
Debt issued by consolidated VIEs	6,115	—	6,115	—
Long-term and other debt	1,759	—	1,759	—
Total	$21,605	$—	$21,605	$—

10. COMMITMENTS AND CONTINGENCIES

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

Quantitative measures established by regulations to ensure capital adequacy require CB and CCB to maintain minimum amounts and ratios of Tier 1 capital to average assets, Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as those of Bread Financial. Based on these regulations, as of June 30, 2023, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks are considered well capitalized and seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. The actual capital ratios and minimum ratios for each Bank, as well as the Combined Banks, as of June 30, 2023, are as follows:

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Comenity Bank
Common Equity Tier 1 capital ratio (1)	18.8%	4.5%	6.5%
Tier 1 capital ratio (2)	18.8	6.0	8.0
Total Risk-based capital ratio (3)	20.1	8.0	10.0
Tier 1 Leverage capital ratio (4)	16.2	4.0	5.0

Comenity Capital Bank
Common Equity Tier 1 capital ratio (1)	18.2%	4.5%	6.5%
Tier 1 capital ratio (2)	18.2	6.0	8.0
Total Risk-based capital ratio (3)	19.6	8.0	10.0
Tier 1 Leverage capital ratio (4)	16.1	4.0	5.0

Combined Banks (5)
Common Equity Tier 1 capital ratio (1)	18.4%	4.5%	6.5%
Tier 1 capital ratio (2)	18.4	6.0	8.0
Total Risk-based capital ratio (3)	19.8	8.0	10.0
Tier 1 Leverage capital ratio (4)	16.1	4.0	5.0
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
(5)Combined bank level figures are derived from combining the financials of CB and CCB.

Indemnification

On July 1, 2019, we completed the sale of Epsilon segment to Publicis Groupe S.A. (Publicis). Under the terms of the agreement governing that transaction, we agreed to indemnify Publicis and our affiliates from and against any losses arising out of or related to a U.S. Department of Justice (DOJ) investigation. The DOJ investigation related to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon actively cooperated with the DOJ in connection with the investigation. On January 19, 2021, Epsilon entered into a deferred prosecution agreement (DPA) with the DOJ to resolve the matters that were the subject of the investigation. Pursuant to the DPA, Epsilon agreed, among other things, to pay penalties and consumer compensation in the aggregate amount of $150 million, to be paid in two equal installments, the first in January 2021 and the second in January 2022. A $150 million loss contingency was recorded as of December 31, 2020. Pursuant to our contractual indemnification obligation, in January 2021 we paid $75 million to Publicis, and in January 2022, we paid the remaining $75 million installment to Publicis. Our indemnification obligation also covers certain ongoing legal, consulting and claims administration fees and expenses incurred in connection with this matter, which we expect to diminish through the remainder of 2023.

Legal Proceedings

From time to time we are subject to various lawsuits, claims, disputes, or potential claims or disputes, and other proceedings, arising in the ordinary course of business that we believe, based on our current knowledge, will not have a material adverse effect on our business, consolidated financial condition or liquidity, including claims and lawsuits alleging breaches of our contractual obligations, arbitrations, class actions and other litigation, arising in connection with our business activities. We are also involved, from time to time, in reviews, investigations, subpoenas, supervisory actions and

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
other proceedings (both formal and informal) by governmental agencies regarding our business, which could subject us to significant fines, penalties, obligations to change our business practices, significant restrictions on our existing business or ability to develop new business, cease-and-desist orders, safety-and-soundness directives or other requirements resulting in increased expenses, diminished income and damage to our reputation.

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

Three Months Ended June 30, 2023	Net Unrealized Gains (Losses) on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of March 31, 2023	$(16)	$(3)	$(19)
Changes in other comprehensive (loss) income	(1)	—	(1)
Balance as of June 30, 2023	$(17)	$(3)	$(20)

Three Months Ended June 30, 2022	Net Unrealized Gains (Losses) on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of March 31, 2022	$(6)	$(3)	$(9)
Changes in other comprehensive (loss) income	(5)	—	(5)
Balance as of June 30, 2022	$(11)	$(3)	$(14)

Six Months Ended June 30, 2023	Net Unrealized Gains (Losses) on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2022	$(18)	$(3)	$(21)
Changes in other comprehensive income	1	—	1
Balance as of June 30, 2023	$(17)	$(3)	$(20)

Six Months Ended June 30, 2022	Net Unrealized Gains (Losses) on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2021	$1	$(3)	$(2)
Changes in other comprehensive (loss) income	(12)	—	(12)
Balance as of June 30, 2022	$(11)	$(3)	$(14)

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

During the six months ended June 30, 2023, our Board of Directors did not approve any new stock repurchase programs, and, except as disclosed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report, we did not repurchase any shares of outstanding common stock during the period.

Subsequent to the end of the second quarter of 2023, on July 27, 2023, our Board of Directors approved a stock repurchase program to acquire up to $35 million in shares of our outstanding common stock in the open market during the period ending on December 31, 2023. The rationale for this repurchase program, and the amount thereof, is to offset the impact of dilution associated with issuances of employee restricted stock units, with the objective of reducing the Company's weighted average diluted share count to approximately 50 million shares for the second half of 2023, subject to current estimates and assumptions.

Stock Compensation Expense

During the six months ended June 30, 2023, we awarded 1,125,479 service-based restricted stock units (RSUs) with a weighted average grant date fair value per share of $39.95 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by us on each such vesting date.

During the six months ended June 30, 2023, we awarded 175,587 performance-based restricted stock units with a fair market value of $27.76 to our Named Executive Officers. Performance-based RSUs cliff vest at the end of three years, if specific performance measures tied to our financial performance are met, which are measured annually over the three-year period. For the performance-based RSUs awarded in 2023, the predefined vesting criteria typically permit a range from 0% to 150% to be earned. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. If the performance targets are met, the awards will vest with respect to the entire award on February 16, 2026, provided that the participant is employed by us on the vesting date.

For the three months ended June 30, 2023 and 2022, we recognized $12 million and $9 million in stock-based compensation expense, respectively. For the six months ended June 30, 2023 and 2022, we recognized $22 million and $16 million in stock-based compensation expense, respectively.

Dividends

During the three and six months ended June 30, 2023, we paid $11 million and $21 million, respectively, in dividends to holders of our common stock. On July 27, 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on September 15, 2023, to stockholders of record at the close of business on August 11, 2023.

13. INCOME TAXES

The Provision for income taxes increased for the three and six months ended June 30, 2023, primarily driven by the increase in Income from continuing operations before income taxes. The effective tax rate was 26.0% and 22.7% for the three months ended June 30, 2023 and 2022, respectively, and 28.3% and 29.9% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for the three month period primarily related to a discrete benefit in the prior period. The decrease in the effective tax rate for the six month period was driven by decreases in nondeductible items over those in the prior period, as well as the overall increase in Income from continuing operations before income taxes.

We are under examination by the Internal Revenue Service as well as tax authorities in various states. The tax years under examination and open for examination vary by jurisdiction; with some exceptions, the tax returns filed by us are no longer subject to U.S. federal income tax and state and local examinations for the years before 2015 or foreign income tax examinations for years before 2018.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. EARNINGS PER SHARE

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
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Millions, except per share amounts)
Numerator
Income from continuing operations	$64	$12	$519	$224
(Loss) income from discontinued operations, net of income taxes	(16)	—	(16)	(1)
Net income	$48	$12	$503	$223

Denominator
Basic: Weighted average common stock	50.1	49.8	50.1	49.8
Weighted average effect of dilutive securities
Add: net effect of dilutive unvested restricted stock awards (1)	0.2	0.1	0.1	0.2
Diluted	50.3	49.9	50.2	50.0

Basic EPS
Income from continuing operations	$1.28	$0.25	$10.37	$4.48
(Loss) income from discontinued operations	$(0.33)	$—	$(0.33)	$(0.01)
Net income per share	$0.95	$0.25	$10.04	$4.47

Diluted EPS
Income from continuing operations	$1.27	$0.25	$10.34	$4.47
(Loss) income from discontinued operations	$(0.32)	$—	$(0.32)	$(0.01)
Net income per share	$0.95	$0.25	$10.02	$4.46
__________________________________
(1)For the three and six months ended June 30, 2023 and 2022, an insignificant amount of restricted stock awards were excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our principal market risk exposure arises from volatility in interest rates and their impact on economic value, capitalization levels, cost of capital and earnings.

There has been no material change from our 2022 Form 10-K (as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023) related to our exposure to interest rate risk or other market risks.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings applicable to our business, see Indemnification and Legal Proceedings in Note 9, “Commitments and Contingencies”, of the Notes to unaudited Consolidated Financial Statements.

Item 1A. Risk Factors.

This section supplements and updates certain of the information found under Part I, Item 1A, “Risk Factors”, of our 2022 Form 10-K, as previously supplemented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The matters discussed below should be read in conjunction with the risk factors set forth in the 2022 Form 10-K, as so supplemented to date. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”.

There are certain risks associated with our recently-issued Convertible Notes, including that the conversion of the Convertible Notes may dilute the ownership interest of our existing stockholders and affect our per share results and the trading price of our common stock. In addition, the fundamental change provisions associated with the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.

The Convertible Notes that we issued in June 2023 are convertible and, upon any such conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock (at our election), in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The issuance of shares of our common stock, if any, upon conversion of the Convertible Notes may dilute the ownership interests of existing stockholders, to the extent such dilution is not offset by the Capped Call transactions. Issuances of stock, if any, upon conversion of the Convertible Notes may also affect our per share results of operations. Any sales in the public market of our common stock issuable upon such conversions could adversely affect prevailing market prices of our common stock.

In addition, the indenture governing the Convertible Notes contains certain provisions that allow holders of Convertible Notes to require us to purchase all or a portion of their notes upon the occurrence of certain fundamental changes described in the indenture. These provisions and the provisions in the indenture requiring an increase to the conversion rate of the Convertible Notes for conversions in connection with a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions)
April 1-30	5,177	$27.95	—	$—
May 1-31	6,461	26.99	—	—
June 1-30	6,805	30.68	—	—
Total	18,443	$28.62	—	$—
__________________________________
(1)During the periods presented, 18,443 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the 401(k) Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None

(b)None

(c)During the three months ended June 30, 2023, no Section 16 officer or director of the Parent Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

a)Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Ninth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of March 31, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/5/23

10.2	(b) (c) (d)	Series 2023-A Indenture Supplement, dated as of May 16, 2023, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	5/19/23

10.3	(a)	Indenture, dated as of June 13, 2023, among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors and U.S. Bank Trust Company, National Association, as trustee (including the form of the Company’s 4.25% Convertible Senior Note due June 15, 2028.	8-K	4.1	6/13/23

10.4	(a)	Credit Agreement, dated as of June 7, 2023, by and among Bread Financial Holdings, Inc., the subsidiary guarantors parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions as lenders.	8-K	10.2	6/13/23

10.5	(b) (c) (d)	Tenth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of April 30, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.2	7/7/23

10.6	(b) (c) (d)	Eleventh Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of June 30, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	7/7/23

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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

*101	(a)	The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

DATE: August 3, 2023

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: August 3, 2023

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer