Form 10-Q
period 2023-09-30
BREAD FINANCIAL HOLDINGS, INC.
filed 2023-10-26
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 20, 2023, 49,330,625 shares of common stock were outstanding.

BREAD FINANCIAL HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto presented in this quarterly report and the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the SEC) on February 28, 2023 (the 2022 Form 10-K). Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those identified in our other filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2022 Form 10-K and this and our other Quarterly Reports on Form 10-Q.

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

Throughout this report, unless stated or the context implies otherwise, the terms “Bread Financial”, “BFH”, the “Company”, “we”, “our” or “us” refer to Bread Financial Holdings, Inc. and its subsidiaries on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only standalone basis. In addition, in this report, we may refer to the retailers and other companies with whom we do business as our “partners”, “brand partners”, or “clients”, provided that the use of the term “partner”, “partnering” or any similar term does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Bread Financial’s relationship with any third parties. We offer our credit products through our insured depository institution subsidiaries, Comenity Bank and Comenity Capital Bank, which together are referred to herein as the “Banks”.

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

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the third quarter of 2023, as well as our related outlook for the remainder of 2023 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations”, “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein, and in our 2022 Form 10-K and subsequent Quarterly Reports on Form 10-Q, which provide further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the discussion included herein is for the three months ended September 30, 2023, compared with the same period in the prior year.

For the quarter ended September 30, 2023, Credit sales were down 13% year-over-year to $6.7 billion, driven primarily by the sale of the BJ’s Wholesale Club (BJ’s) portfolio in the first quarter of this year, proactive and responsible tightening of our underwriting and credit line management and moderating consumer spending, partially offset by new brand partner growth. Average and End-of-period credit card and other loans remained flat year-over-year, driven by the addition of new brand partners as well as further moderation in the consumer payment rate, offset by the decline in credit sales and the sale of the BJ’s portfolio. Total interest income was up 7% from the third quarter of 2022, as a result of improved loan yields from rising prime interest rates, partially offset by increased reversals of interest and fees resulting from higher gross losses. Net interest margin for the third quarter of 2023 was 20.6%, relative to 19.9% for the third quarter of 2022. Non-interest income increased $55 million, primarily related to higher cardholder and brand partner engagement initiatives in the prior year, increased merchant discount fees and interchange revenue earned in the current year, as well as lower payments under our retailer share arrangements due to lower credit sales and higher losses. Overall, Net interest and non-interest income for the quarter was $1.0 billion, up 5% versus the third quarter of 2022.

Provision for credit losses was flat for the quarter ended September 30, 2023, relative to the third quarter of 2022, due to increased net principal losses of $86 million, fully offset by a lower reserve build in the current year due to lower Credit card and other loan growth and a lower increase in the reserve rate. Our Allowance for credit losses decreased as of September 30, 2023, relative to December 31, 2022, due primarily to the reserve release from the sale of the BJ’s portfolio. However, our reserve rate was higher, 12.3% versus 11.5% as of those same respective dates, as a result of the sale of the BJ’s portfolio (with its higher than average credit quality) and the compounding effect of persistent inflation relative to wage growth, the increased cost of consumer debt, the possibility of higher unemployment levels and the potential impacts from the resumption of student loan repayments. The reserve rate remained flat from the second quarter of 2023 as we continue to maintain conservative economic scenario weightings in our credit reserve modeling. Consistent with the reserve rate impacts, relative to the fourth quarter of 2022, our Vantage credit risk score distribution mix adjusted downward primarily as a result of the exit of the BJ’s portfolio. Relative to the second quarter of 2023, our distribution mix reflects modest deterioration, driven by downward Vantage credit risk score migration from existing customers; although, the risk score distribution on new accounts was above the average for the portfolio. Overall, our percentage of Vantage 660+ cardholders remains above pre-pandemic levels given our prudent credit tightening actions and our more diversified product mix, with co-brand and proprietary cards representing a larger portion of our portfolio.

Total non-interest expenses increased 3% from the third quarter of 2022. The year-over-year increase was partially the result of higher Card and processing expenses, including fraud. We also had higher Employee compensation and benefits expenses due to increased hiring to support our investment in both technology and digital capabilities. These increases were partially offset by a reduction in Marketing expenses related to decreased spending associated with direct-to-consumer (DTC) offerings, as well as decreased Depreciation and amortization due to lower amortization of developed technology. Relative to the second quarter of 2023, expenses declined 5%, driven by lower fraud expenses and depreciation and amortization.

We also continued strengthening our balance sheet and improving our capital ratios, including our TCE/TA ratio and our Common equity tier 1 capital ratio, which were 10.0% and 12.9%, respectively, as of September 30, 2023. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures included in this report. DTC deposits comprised 35% of our funding mix as of September 30, 2023, further diversifying our funding base. During the second quarter of 2023 we refinanced our term loan and revolving line of credit, completed a convertible notes offering and executed a tender offer for certain of our senior unsecured notes, leading to a reduction in our debt of more than $500 million and extension of certain debt maturities.

Our 2023 financial outlook has been updated from what we provided in our 2022 Form 10-K, reflecting slowing sales growth as a result of our strategic and targeted credit tightening as well as moderating consumer spending, which we expect will put pressure on Credit card and other loan growth and the Net loss rate. We continue to closely monitor the macroeconomic pressures facing consumers, including persistent inflation pressures, high interest rates, the resumption of student loan repayments, and gas price volatility. We expect these economic pressures to remain throughout the rest of 2023. Our outlook also continues to assume interest rate increases, if any, by the Federal Reserve Board will result in a nominal benefit to Net interest income.

Our outlook for growth in Average credit card and other loans in 2023 reflects our new and renewed brand partner announcements, visibility into our pipeline, ongoing strategic and targeted credit tightening actions, moderating consumer spending, and the current economic outlook. We expect full year 2023 Average credit card and other loans to grow in the low-to-mid-single digits relative to 2022. We expect Total net interest and non-interest income growth for 2023, excluding the BJ’s Gain on portfolio sale, to be slightly above our growth in Average credit card and other loans, with a full year 2023 Net interest margin similar to the 2022 full year rate.

In 2023, we expect an increase of approximately 8% to 9% in Total non-interest expenses relative to 2022. We continue to expect second half 2023 Total non-interest expenses to be lower than the first half of the year, with fourth quarter expenses being slightly higher sequentially due to increased seasonal marketing and employee benefits costs. We continue to strategically invest in technology modernization, marketing and product innovation to drive growth and efficiencies, while remaining focused on disciplined expense management as we adjust the pace and timing of our investments to align with our revenue and growth outlook.

Our 2023 updated financial outlook assumes a full year Net loss rate in the mid 7% range, inclusive of impacts from the 2022 transition of our credit card processing services, our ongoing strategic and targeted credit tightening actions, moderating consumer spending, as well as continued pressure on the consumers ability to pay due to inflationary pressures. While we anticipate that our tighter underwriting and credit line management should benefit future loss performance, these actions raise the Net loss rate in the near-term by lowering our projected loan balance which forms the denominator in the equation. We expect the fourth quarter Net loss rate to be approximately 8%. As noted above, our reserve rate remained flat to the second quarter of 2023 at 12.3% as we continue to maintain conservative economic scenario weightings in our credit reserve modeling. With our conservative model assumptions, we believe our loan loss reserve provides a margin of protection in a more challenging macroeconomic environment.

In our 2023 financial outlook we also expect our full year normalized effective tax rate to remain in the range of 25% to 26%, with quarter-over-quarter variability due to timing of certain discrete items.

In addition, although we do not expect it to have an impact on our 2023 financial outlook, we continue to await a final rule from the Consumer Financial Protection Bureau (CFPB) regarding credit card late fees, which we anticipate will be published in the coming months. In anticipation of the final rule being published, we are evaluating a number of strategies designed to limit the impact of the final rule on our business, which may include increased annual percentage rates (APRs) and other fee-based pricing actions, certain underwriting adjustments, various changes in brand partner program economics, and continued product diversification strategies. While we cannot speculate on the exact timing or terms of the final rule, we expect that, absent a successful legal challenge, the rule will significantly reduce the safe harbor amount for late fees that we and other credit card issuers are authorized to charge, which would have a significant impact on our business and results of operations for at least the short term and, depending on the effectiveness of the mitigating actions that we may take in response to the final rule, potentially over the long term.

We are focused on prudently managing risk-return trade-offs through an ongoing challenging macroeconomic environment, while continuing to strategically invest and drive long-term value for our stakeholders. We remain confident in our ability to deliver on our 2023 full year financial outlook and build on this success for the future.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the three and nine months ended September 30, 2023, compared with the same periods in the prior year, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment” above.

Table 1: Summary of Our Financial Performance

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$1,031	$979	52	5	$3,273	$2,793	480	17
Provision for credit losses	304	304	—	—	747	902	(155)	(17)
Total non-interest expenses	502	486	16	3	1,576	1,383	193	14
Income from continuing operations before income taxes	225	189	36	19	950	508	442	87
Provision for income taxes	52	55	(3)	(5)	257	150	107	72
Income from continuing operations	173	134	39	29	693	358	335	94
(Loss) income from discontinued operations, net of income taxes (1)	(2)	—	(2)	nm	(18)	(1)	(17)	nm
Net income	171	134	37	28	675	357	318	89

Net income per diluted share	$3.42	$2.69	0.73	27	$13.44	$7.15	6.29	88
Income from continuing operations per diluted share	$3.46	$2.69	0.77	29	$13.80	$7.16	6.64	93
Net interest margin (2)	20.6%	19.9%		0.7	19.4%	19.3%		0.1
Return on average equity (3)	24.8%	22.8%		2.0	34.5%	20.9%		13.6
Effective income tax rate - continuing operations	23.0%	28.9%		(5.9)	27.1%	29.5%		(2.4)
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
(3)Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.
(nm) Not meaningful, denoting a variance of 100 percent or more.

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,256	$1,195	61	5	$3,697	$3,325	372	11
Interest on cash and investment securities	45	23	22	96	135	34	101	nm
Total interest income	1,301	1,218	83	7	3,832	3,359	473	14
Interest expense
Interest on deposits	143	66	77	nm	387	142	245	nm
Interest on borrowings	76	67	9	14	254	166	88	54
Total interest expense	219	133	86	64	641	308	333	nm
Net interest income	1,082	1,085	(3)	—	3,191	3,051	140	5
Non-interest income
Interchange revenue, net of retailer share arrangements	(84)	(136)	52	(38)	(244)	(333)	89	(27)
Gain on portfolio sale	—	—	—	—	230	—	230	nm
Other	33	30	3	9	96	75	21	27
Total non-interest income	(51)	(106)	55	(52)	82	(258)	340	nm
Total net interest and non-interest income	1,031	979	52	5	3,273	2,793	480	17
Provision for credit losses	304	304	—	—	747	902	(155)	(17)
Total net interest and non-interest income, after provision for credit losses	$727	$675	52	8	$2,526	$1,891	635	34
__________________________________
(nm) Not meaningful, denoting a variance of 100 percent or more.

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income increased for the three and nine months ended September 30, 2023, primarily resulting from Interest and fees on loans. The increase in each period, relative to the prior year, was due to increases in finance charge yields of approximately 148 basis points and 114 basis points for the three and nine month periods, respectively, driven by increases in the prime rate, as well as an increase in average Credit card and other loans in the nine month period.

Interest expense: Total interest expense increased for the three and nine months ended September 30, 2023, due to the following:

•Interest on deposits increased due to higher average interest rates which increased interest expense by $70 million and $222 million over the respective periods of comparison, as well as higher average balances which increased interest expense by $7 million and $23 million, over those same respective periods.
•Interest on borrowings increased due to higher average interest rates which increased funding costs $36 million and $130 million over the respective periods of comparison, partially offset by lower average borrowings which decreased funding costs by $27 million and $42 million, over those same respective periods.

Non-interest income: Total non-interest income increased for the three and nine months ended September 30, 2023, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, decreased for the three and nine month periods driven by cardholder and brand partner engagement initiatives in the prior year periods, and in the current year periods an increase in merchant discount fees and interchange revenue earned, as well as a reduction in costs associated with brand partner retailer share arrangements.
•Gain on portfolio sale which reflects the gain we recognized from the sale of the BJ’s portfolio in late February 2023.

Provision for credit losses remained flat for the three months ended September 30, 2023, and decreased $155 million for the nine months ended September 30, 2023. The three months ended September 30, 2023 included increased net principal losses of $86 million, fully offset by a lower reserve build in the current year, due to lower Credit card and other loan growth and a lower increase in the reserve rate. The decrease in the nine months ended September 30, 2023, relative to the same period in the prior year, was driven by reserve releases in the current year of $251 million, of which $235 million was released in the first quarter which related primarily to the sale of the BJ’s portfolio, as compared with a $246 million reserve build in the prior year. The reserve release in the current year compared with the reserve build in the prior year was offset by increased net principal losses of $342 million in the current year. We continue to maintain a reserve rate of 12.3% as of September 30, 2023, due to the the compounding effect of persistent inflation relative to wage growth, the increased cost of consumer debt, the possibility of higher unemployment levels and the potential impacts from the resumption of student loan repayments.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$210	$202	8	4	$647	$572	75	13
Card and processing expenses	104	82	22	26	339	248	91	37
Information processing and communication	73	75	(2)	(4)	222	192	30	16
Marketing expenses	36	44	(8)	(17)	115	124	(9)	(8)
Depreciation and amortization	23	29	(6)	(20)	92	80	12	15
Other	56	54	2	4	161	167	(6)	(4)
Total non-interest expenses	$502	$486	16	3	$1,576	$1,383	193	14

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses increased for the three and nine months ended September 30, 2023, due to the following:

•Employee compensation and benefits increased due to increased headcount, which was driven by continued digital and technology modernization-related hiring and customer care and collections staffing, and increased retirement benefits, partially offset by lower incentive compensation.
•Card and processing expenses increased due primarily to increased fraud losses, as well as higher card processing, direct mail and statement costs.
•Information processing and communication was relatively flat for the three month period, and increased for the nine month period due to an increase in data processing expense driven by the transition of our credit card processing services and cloud modernization initiatives, as well as other software licensing expenses.
•Marketing expenses decreased due primarily to decreased spending associated with DTC offerings.
•Depreciation and amortization decreased for the three month period and increased for the nine month period. The decrease in the three month period was due to decreased amortization for developed technology associated with the Lon Inc. acquisition, which was completed in December 2020. (See further discussion of the Lon Inc. acquisition under Note 1, “Description of Business and Basis of Presentation” to the unaudited Consolidated Financial Statements.) This decrease was more than offset in the nine month period as a result of increased amortization of intangible assets related to recently acquired portfolios, and capitalized software.

Income Taxes

The Provision for income taxes remained relatively flat for the three months ended September 30, 2023, compared with the same period in the prior year. The effective tax rate was 23.0% and 28.9% for the same three month periods, respectively. The decrease in the effective tax rate primarily related to a discrete benefit in the current year period. For the nine months ended September 30, 2023, compared with the same period in the prior year, the Provision for income taxes increased due to the increase in Income from continuing operations before income taxes. The effective tax rate was 27.1% and 29.5% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate primarily related to a discrete benefit in the current year period.

Discontinued Operations

The (Loss) income from discontinued operations, net of income taxes includes amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019, and primarily relate to contractual indemnification and tax-related matters. For additional information refer to Note 22, “Discontinued Operations and Bank Holding Company Financial Presentation” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
(Millions, except per share amounts and percentages)
Credit sales	$6,668	$7,689	(13)	$21,098	$22,716	(7)
PPNR (1)	529	493	7	1,697	1,410	20
Average credit card and other loans	17,540	17,598	—	18,199	17,084	7
End-of-period credit card and other loans	17,922	18,126	(1)	17,922	18,126	(1)
End-of-period direct-to-consumer (retail) deposits	6,098	5,176	18	6,098	5,176	18

Return on average assets (2)	3.2%	2.4%	0.8	4.1%	2.2%	1.9
Return on average equity (3)	24.8%	22.8%	2.0	34.5%	20.9%	13.6

Net interest margin (4)	20.6%	19.9%	0.7	19.4%	19.3%	0.1
Loan yield (5)	28.6%	27.2%	1.4	27.1%	25.9%	1.2

Efficiency ratio (6)	48.7%	49.7%	(1.0)	48.2%	49.6%	(1.4)

Double leverage ratio (7)	127.4%	182.4%	(55.0)	127.4%	182.4%	(55.0)
Common equity tier 1 capital ratio (8)	12.9%	11.5%	1.4	12.9%	11.5%	1.4
Tangible common equity / tangible assets ratio (TCE/TA) (9)	10.0%	8.0%	2.0	10.0%	8.0%	2.0
Tangible book value per common share (10)	$42.45	$34.30	24	$42.45	$34.30	24
Cash dividend per common share	$0.21	$0.21	—	$0.63	$0.63	—

Payment rate (11)	14.4%	15.5%	(1.1)	14.4%	15.5%	(1.1)

Delinquency rate (12)	6.3%	5.7%	0.6	6.3%	5.7%	0.6
Net loss rate (12)	6.9%	5.0%	1.9	7.3%	5.1%	2.2
Reserve rate	12.3%	11.4%	0.9	12.3%	11.4%	0.9
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
(7)Double leverage ratio represents Parent Company investment in subsidiaries divided by BFH consolidated equity.
(8)The Common equity tier 1 capital ratio represents common equity tier 1 capital divided by total risk-weighted assets.
(9)Tangible common equity (TCE) represents Total stockholders’ equity reduced by Goodwill and intangible assets, net. Tangible assets (TA) represents Total assets reduced by Goodwill and intangible assets, net. TCE/TA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(10)Tangible book value per common share represents TCE divided by shares outstanding and is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(11)Payment rate represents consumer payments during the last month of the period, divided by the beginning-of-month Credit card and other loans, including held for sale in applicable periods.

(12)Delinquency rate represents outstanding balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, divided by the outstanding principal amount of Credit cards and other loans as of the same period-end. Net loss rate, an annualized rate, represents net principal losses for the period divided by the Average credit card and other loans for the same period, with that Average being the average balance of the loans at the beginning and end of each month, averaged over the period. Delinquency rate as of September 30, 2022 was impacted by the transition of our credit card processing services in June 2022. Net loss rate for the three and nine months ended September 30, 2023 and 2022 were also impacted by the transition of our credit card processing services.

Table 5: Net Interest Margin

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$3,469	$45	5.21%	$4,235	$23	2.18%
Credit card and other loans	17,540	1,256	28.64%	17,598	1,195	27.16%
Total interest-earning assets	21,009	1,301	24.77%	21,833	1,218	22.32%

Direct-to-consumer (retail) deposits	6,055	69	4.54%	4,850	25	2.04%
Wholesale deposits	7,093	74	4.17%	7,001	41	2.37%
Interest-bearing deposits	13,148	143	4.34%	11,851	66	2.23%

Secured borrowings	2,987	51	6.91%	4,970	39	3.20%
Unsecured borrowings	1,401	25	7.17%	1,953	28	5.63%
Interest-bearing borrowings	4,388	76	6.99%	6,923	67	3.89%
Total interest-bearing liabilities	17,536	219	5.00%	18,774	133	2.84%

Net interest income		$1,082			$1,085

Net interest margin (1)		20.6%			19.9%

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$3,723	$135	4.84%	$4,001	$34	1.13%
Credit card and other loans	18,199	3,697	27.09%	17,084	3,325	25.95%
Total interest-earning assets	21,922	3,832	23.31%	21,085	3,359	21.24%

Direct-to-consumer (retail) deposits	5,813	175	4.01%	3,998	42	1.39%
Wholesale deposits	7,403	212	3.81%	7,172	100	1.86%
Interest-bearing deposits	13,216	387	3.90%	11,170	142	1.69%

Secured borrowings	3,480	169	6.52%	5,098	88	2.29%
Unsecured borrowings	1,705	85	6.64%	1,978	78	5.25%
Interest-bearing borrowings	5,185	254	6.56%	7,076	166	3.12%
Total interest-bearing liabilities	18,401	641	4.65%	18,246	308	2.25%

Net interest income		$3,191			$3,051

Net interest margin (1)		19.4%			19.3%
__________________________________
(1)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
(Millions, except percentages)
Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$225	$189	19	$950	$508	87
Provision for credit losses	304	304	—	747	902	(17)
Pretax pre-provision earnings (PPNR)	$529	$493	7	$1,697	$1,410	20
Less: Gain on portfolio sale	$—	$—	—	$(230)	$—	nm
Pretax pre-provision earnings less gain on portfolio sale	$529	$493	7	$1,467	$1,410	4

Tangible common equity (TCE)
Total stockholders’ equity	2,864	2,399	19	2,864	2,399	19
Less: Goodwill and intangible assets, net	(771)	(690)	12	(771)	(690)	12
Tangible common equity (TCE)	$2,093	$1,709	22	$2,093	$1,709	22

Tangible assets (TA)
Total assets	21,608	21,960	(2)	21,608	21,960	(2)
Less: Goodwill and intangible assets, net	(771)	(690)	12	(771)	(690)	12
Tangible assets (TA)	$20,837	$21,270	(2)	$20,837	$21,270	(2)
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

The following table presents the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of September 30, 2023 and December 31, 2022:

Table 7: Delinquency Trends on Credit Card and Other Loans

	September 30, 2023	% of Total	December 31, 2022	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,585	100.0%	$20,107	100.0%
Outstanding balances contractually delinquent
31 to 60 days	$311	1.9%	$366	1.8%
61 to 90 days	226	1.4	231	1.2
91 or more days	501	3.0	515	2.6
Total	$1,038	6.3%	$1,112	5.5%
__________________________________
As of December 31, 2022 the Outstanding balances contractually delinquent, and the related % of Total (i.e., the Delinquency rate), were impacted by the transition of our credit card processing services in June 2022.

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

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. BNPL loans such as our installment loans and our “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for Credit card loans and 120 days past due for BNPL loans.

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. The following table presents our net principal losses for the periods specified:

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions, except percentages)
Average credit card and other loans	$17,540	$17,598	$18,199	$17,084
Net principal losses	304	218	998	656
Net principal losses as a percentage of average credit card and other loans (1)	6.9%	5.0%	7.3%	5.1%
__________________________________
(1)Net principal losses as a percentage of Average credit card and other loans for the three and nine months ended September 30, 2023 and 2022 were impacted by the transition of our credit card processing services in June 2022.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Overview

We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has sufficient liquidity and capital resources necessary to support our daily operations, our business growth, our credit ratings related to our secured financings, and meet our regulatory and policy requirements, including capital and leverage ratio requirements applicable to Comenity Bank (CB) and Comenity Capital Bank (CCB) under Federal Deposit Insurance Corporation (FDIC) regulations, in a cost effective and prudent manner through both expected and unexpected market environments. We also monitor our Double Leverage Ratio, which reflects our Parent Company’s investment in its subsidiaries relative to its consolidated equity, and is often used by regulators and other stakeholders as a measure of the use of debt by a parent entity to fund its subsidiaries.

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

Our primary uses of liquidity are for underwriting Credit card and other loans, scheduled payments of principal and interest on our debt, operational expenses, capital expenditures, including digital and product innovation and technology enhancements, stock repurchases and dividends.

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

Because of the alternatives available to us, as discussed above, we believe our short-term and long-term sources of liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including dividend payments, debt service obligations and repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies. However, the adequacy of our liquidity could be impacted by various factors, including macroeconomic conditions and volatility in the financial and capital markets, limiting our access to or increasing our cost of capital, which could make capital unavailable, or available but on terms that are unfavorable to us. These factors could significantly reduce our financial flexibility and cause us to contract or not grow our business, which could have a material adverse effect on our results of operations and financial condition.

In early March 2023, in response to banking industry developments and increased financial sector volatility, we undertook enhanced daily monitoring of our liquidity and funding positions, and provided multiple daily updates to our Boards of Directors, at both the Bread Financial and Bank-levels, and regulators. The financial sector volatility experienced in March 2023 has since subsided; nevertheless, we continue enhanced monitoring of our liquidity and funding positions. We maintain a significant majority of our liquidity portfolio on deposit within the Federal Reserve banking system, and we also have a small investment securities portfolio, classified as available-for-sale, which we hold in relation to the Community Reinvestment Act. We do not have any investment securities classified as held-to-maturity. Our DTC deposit balances have grown sequentially each quarter during 2023.

Funding Sources

Throughout 2023, we have engaged in a number of financing transactions, including entering into a new credit agreement, repaying in full and terminating our prior credit agreement and consummating certain debt capital markets transactions, including an offering of convertible senior notes, a tender offer to repurchase certain outstanding senior notes and an offering of asset-backed term notes through one of our securitization trusts. Each of these transactions, as well as other matters relating to our liquidity and capital resources during the year, are described in more detail below.

For additional information regarding our outstanding debt and sources of liquidity, see Note 7, “Borrowings of Long-Term and Other Debt” to our unaudited Consolidated Financial Statements.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of September 30, 2023, we were in compliance with all such covenants.

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

As of September 30, 2023 under the 2023 Credit Agreement, we had $298 million aggregate principal amount of term loans outstanding and $275 million available for future borrowings under the Term Loan Facility, and all $700 million remained available for future borrowings under the Revolving Credit Facility. The proceeds from the Term Loan Facility may only be used for refinancing existing debt and paying fees, expenses and premiums in connection therewith, while the proceeds from the Revolving Credit Facility may be used for general corporate purposes and working capital needs, including refinancing existing debt, investments, payment of dividends and repurchases of capital stock. Borrowings under the 2023 Credit Agreement bear interest at an annual rate equal to, at our option, either (a) Term Secured Overnight Financing Rate (SOFR) plus a credit adjustment spread and the applicable margin, (b) Daily Simple SOFR plus a credit adjustment spread and the applicable margin or (c) a base rate set forth in the 2023 Credit Agreement plus the applicable margin, with the applicable margin in each case dependent upon our ratio of (i) consolidated tangible net worth to (ii) consolidated total assets, minus the sum of goodwill and intangible assets, net.

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

In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions (the Capped Call) with certain financial institution counterparties. These transactions are expected generally to reduce potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Convertible Notes, with such reduction and/or offset subject to a cap, based on the cap price. The base price of the Capped Call transactions is $38.43, representing a premium of 25% over the last reported sale price of our common stock of $30.74 on June 8, 2023, while the cap price is initially $61.48, which represents a premium of 100% over that same sale price on June 8, 2023. Within the share price range of $38.43 to $61.48 the Capped Call transactions provide economic value to us from the counterparties, upon maturity or earlier conversion. The Capped Call transactions met the conditions under the related accounting guidance for equity classification and are not measured at fair value on a recurring basis; the price paid of $39 million was recorded in Additional paid-in capital, net of tax, in the Consolidated Balance Sheet.

Tender Offer for 4.750% Senior Notes Due 2024

Concurrently with the launch of the Convertible Notes offering, we commenced a cash tender offer (the Tender Offer) for any and all of the $850 million in aggregate principal amount of our outstanding 4.750% Senior Notes due 2024 (the Senior Notes due 2024). The consideration offered for each $1,000 principal amount of the Senior Notes due 2024 was $980, plus accrued and unpaid interest, for any and all notes validly tendered. The Tender Offer expired on June 14, 2023, with the holders of $565 million in aggregate principal amount of the Senior Notes due 2024 validly tendering pursuant to the Tender Offer. The remaining $285 million in aggregate principal amount of Senior Notes due 2024 were outstanding as of September 30, 2023, maturing on December 15, 2024, subject to earlier repurchase or redemption.

In summary, and to provide context for our use of proceeds from the above financing transactions, in connection with entry into the 2023 Credit Agreement and the completion of our Convertible Notes offering in June 2023, we used approximately $616 million in funds from those transactions, together with $500 million in dividends from the Banks and other available cash on hand, to (i) fully repay the $531 million in term loans outstanding under the 2017 Credit Agreement, (ii) repurchase $565 million aggregate principal amount of Senior Notes due 2024 through the Tender Offer, (iii) enter into the Capped Call transactions in connection with the Convertible Notes offering, and (iv) pay $38 million in associated debt issuance costs and other fees and expenses.

Deposits

We utilize a variety of deposit products to finance our operating activities, including funding for our non-securitized credit card and other loans, and to fund the securitization enhancement requirements of the Banks. We offer both DTC retail deposit products as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale, including brokered deposits). Across both our retail and wholesale deposits, the Banks offer various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks also issue certificates of deposit with scheduled maturity dates ranging between October 2023 and September 2028, in denominations of at least $1,000, on which interest is paid either monthly or at maturity.

The following table summarizes our retail and wholesale deposit products as of September 30, 2023 and December 31, 2022, by type and associated attributes:

Table 9: Deposits

	September 30, 2023	December 31, 2022
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$6,098	$5,466
Wholesale	7,146	8,321
Total deposits	$13,244	$13,787

Non-maturity deposit products
Non-maturity deposits	$6,560	$6,736
Interest rate range	0.70% - 5.64%	0.70% - 4.70%
Weighted-average interest rate	4.77%	3.57%

Certificates of deposit
Certificates of deposit	$6,684	$7,051
Interest rate range	0.50% - 5.6%	0.40% - 4.95%
Weighted-average interest rate	4.33%	3.11%

As of September 30, 2023 and December 31, 2022, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, were estimated to be $497 million (4% of Total deposits) and $719 million (5% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

Overall, we continue to improve our funding mix through actions taken to grow our DTC deposits and reduce our Parent Company unsecured borrowings, while maintaining the flexibility of secured, unsecured, and wholesale funding. Typical seasonality of credit card and other loan balance pay downs in the first quarter of 2023, combined with the sale of the BJ’s portfolio in late February 2023, and efforts undertaken in the second quarter of 2023 to reduce our long-term unsecured debt, reduced our funding requirements by over $4 billion from year-end 2022. As a result, we opportunistically reduced our wholesale and brokered deposits and paid down a large portion of our secured conduit line balances, discussed further below.

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

During the nine months ended September 30, 2023, we renewed lender commitments under our Conduit Facilities of $5.4 billion and extended the various maturities to October 2024, February 2025 and September 2025. Specifically, in February 2023, the World Financial Network Credit Card Master Note Trust amended its 2009-VFN Conduit Facility, decreasing the capacity from $2.8 billion to $2.7 billion and extending the maturity to October 2024. Also in February 2023, in connection with the sale of the BJ’s portfolio, the World Financial Capital Master Note Trust amended its 2009-VFN Conduit Facility removing the assets related to the BJ’s portfolio. In April 2023, this same facility was again amended decreasing the capacity from $2.5 billion to $2.3 billion and extending the maturity to February 2025. In March 2023, CCB repaid the Comenity Capital Asset Securitization Trust’s 2022-VFN Conduit Facility and terminated the related lending commitment, decreasing capacity by $1.0 billion. However, the structure of the applicable Trust did not change, including the Trust assets, providing for the option to pledge those assets in the future, and in September 2023, the Comenity Capital Asset Securitization Trust was amended to include a new credit commitment of $250 million with a maturity of September 2025. In June 2023, the World Financial Network Credit Card Master Trust III amended its 2009-VFC conduit facility, extending a portion of the maturity to October 2023, and another portion of the maturity to October 2024. In August 2023, this same facility was amended to replace the maturing commitment with a new $100 million commitment with a maturity of October 2024.

As of September 30, 2023, total capacity under our Conduit Facilities was $5.4 billion, of which $2.5 billion had been drawn and included in Debt issued by consolidated VIEs in the Consolidated Balance Sheet. The following table shows the maturities of our borrowing capacity for the Trusts, as of September 30, 2023:

Table 10: Conduit Borrowing Capacity and Maturity

	2023	2024	Thereafter	Total
(Millions)
Conduit facilities (1)	—	2,925	2,500	5,425
__________________________________
(1)Total amounts do not include $903 million of debt issued by the Trusts, which was retained by us as a credit enhancement and therefore has been eliminated from the Total.

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

As of September 30, 2023, we had approximately $12.1 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

Stock Repurchase Programs

On July 27, 2023, our Board of Directors approved a stock repurchase program to acquire up to $35 million in shares of our outstanding common stock in the open market during the period ending on December 31, 2023. The rationale for this repurchase program, and the amount thereof, was to offset the impact of dilution associated with issuances of employee restricted stock units, with the objective of reducing the Company’s weighted average diluted share count to approximately 50 million shares for the second half of 2023, subject to then current estimates and assumptions applicable as of the date of approval.

During the quarter ended September 30, 2023, under the authorized stock repurchase program, we acquired a total of 0.9 million shares of our common stock for $35 million. Following their repurchase, these 0.9 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

As of September 30, 2023, we did not have any amounts remaining for future repurchases under the authorized stock repurchase program.

Dividends

During the three and nine months ended September 30, 2023, we paid $11 million and $32 million, respectively, in dividends to holders of our common stock. On October 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on December 15, 2023, to stockholders of record at the close of business on November 13, 2023.

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

Table 11: Cash Flows

	Nine Months Ended September 30,
	2023	2022
(Millions)
Total cash provided by (used in)
Operating activities	$1,370	$1,351
Investing activities	2,579	(1,488)
Financing activities	(4,481)	(178)
Net decrease in cash, cash equivalents and restricted cash	$(532)	$(315)

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $1,370 million and $1,351 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, the net cash provided by operating activities was primarily driven by cash generated from net income for the period after adjusting for the Provision for credit losses and the Gain on portfolio sale. For the nine months ended September 30, 2022, the net cash provided by operating activities was primarily driven by cash generated from net income for the period after adjusting for the Provision for credit losses and deferred income taxes.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash provided by investing activities was $2,579 million for the nine months ended September 30, 2023 and cash used in investing activities was $1,488 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the net cash provided by investing activities was primarily due to the sale of the BJ’s portfolio and the paydown of Credit card and other loans. For the nine months ended September 30, 2022, the net cash used in investing activities was primarily due to growth in credit sales and the consequential growth in Credit card and other loans, as well as the acquisition of a credit card loan portfolio.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $4,481 million and $178 million for the nine months ended September 30, 2023 and 2022, respectively. For each of the nine months ended September 30, 2023 and 2022, the net cash used in financing activities was primarily driven by net repayments of both debt issued by consolidated variable interest entities (securitizations) and unsecured borrowings. These two periods were also impacted by a net decrease in deposits, and a net increase in deposits, respectively.

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of September 30, 2023 and 2022, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company, as defined, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies. As of September 30, 2023 the actual capital ratios and minimum ratios for each Bank, as well as Bread Financial, are as follows:

Table 12: Capital Ratios

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	12.9%	4.5%	6.5%
Tier 1 capital ratio (2)	12.9	6.0	8.0
Total risk-based capital ratio (3)	14.2	8.0	10.0
Tier 1 leverage capital ratio (4)	11.4	4.0	5.0

Comenity Bank
Common equity tier 1 capital ratio (1)	20.3%	4.5%	6.5%
Tier 1 capital ratio (2)	20.3	6.0	8.0
Total risk-based capital ratio (3)	21.6	8.0	10.0
Tier 1 leverage capital ratio (4)	17.5	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	18.5%	4.5%	6.5%
Tier 1 capital ratio (2)	18.5	6.0	8.0
Total risk-based capital ratio (3)	19.9	8.0	10.0
Tier 1 leverage capital ratio (4)	16.5	4.0	5.0
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

The Banks adopted the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of the current expected credit loss (CECL) model on their regulatory capital for two years, until January 1, 2022, after which the effects are phased-in over a three-year period through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL as of January 1, 2020, and 25% of subsequent changes in our Allowance for credit losses during each quarter of the two-year period ended December 31, 2021. In accordance with the interim final rule, we began to ratably phase-in these effects on January 1, 2022.

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
•global political, market, public health and social events or conditions, including ongoing wars and military conflicts;
•future credit performance of our customers, including the level of future delinquency and write-off rates;
•loss of, or reduction in demand for services from, significant brand partners or customers in the highly competitive markets in which we compete;
•the concentration of our business in U.S. consumer credit;
•increases or volatility in the Allowance for credit losses that may result from the application of CECL;
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
•any tax liability, disputes or other adverse impacts arising out of or related to the spinoff of our former LoyaltyOne segment or the bankruptcy filings of Loyalty Ventures Inc. and certain of its subsidiaries; and
•those factors identified in our filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2022 Form 10-K, our

Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and this quarterly report.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. In addition, a final CFPB ruling is anticipated in the coming months that could place significant limits on credit card late fees; we cannot provide any assurance as to when any such rule will be issued, the provisions or effective date of any such rule, the result of any litigation relating to such rule, or our ability to mitigate or offset the impact of any such rule on our business and results of operations.

Any forward-looking statements contained in this Form 10-Q speak only as of the date made, and we undertake no obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, subsequent events, anticipated or unanticipated circumstances or otherwise.

Item 1. Financial Statements.
BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,256	$1,195	$3,697	$3,325
Interest on cash and investment securities	45	23	135	34
Total interest income	1,301	1,218	3,832	3,359
Interest expense
Interest on deposits	143	66	387	142
Interest on borrowings	76	67	254	166
Total interest expense	219	133	641	308
Net interest income	1,082	1,085	3,191	3,051
Non-interest income
Interchange revenue, net of retailer share arrangements	(84)	(136)	(244)	(333)
Gain on portfolio sale	—	—	230	—
Other	33	30	96	75
Total non-interest income	(51)	(106)	82	(258)
Total net interest and non-interest income	1,031	979	3,273	2,793
Provision for credit losses	304	304	747	902
Total net interest and non-interest income, after provision for credit losses	727	675	2,526	1,891
Non-interest expenses
Employee compensation and benefits	210	202	647	572
Card and processing expenses	104	82	339	248
Information processing and communication	73	75	222	192
Marketing expenses	36	44	115	124
Depreciation and amortization	23	29	92	80
Other	56	54	161	167
Total non-interest expenses	502	486	1,576	1,383
Income from continuing operations before income taxes	225	189	950	508
Provision for income taxes	52	55	257	150
Income from continuing operations	173	134	693	358
(Loss) income from discontinued operations, net of income taxes (1)	(2)	—	(18)	(1)
Net income	$171	$134	$675	$357

Basic income per share (Note 14)
Income from continuing operations	$3.47	$2.69	$13.85	$7.17
(Loss) income from discontinued operations	$(0.03)	$—	$(0.37)	$(0.01)
Net income per share	$3.44	$2.69	$13.48	$7.16

Diluted income per share (Note 14)
Income from continuing operations	$3.46	$2.69	$13.80	$7.16
(Loss) income from discontinued operations	$(0.04)	$—	$(0.36)	$(0.01)
Net income per share	$3.42	$2.69	$13.44	$7.15

Weighted average common shares outstanding (Note 14)
Basic	49.9	49.8	50.0	49.9
Diluted	50.1	49.9	50.2	50.0
___________________________________________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business and Basis of Presentation” to the unaudited Consolidated Financial Statements.
See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions)
Net income	$171	$134	$675	$357

Other comprehensive loss
Unrealized loss on available-for-sale debt securities	(9)	(9)	(8)	(25)
Tax benefits	2	2	2	6
Unrealized loss on available-for-sale debt securities, net of tax	(7)	(7)	(6)	(19)

Other comprehensive loss, net of tax	(7)	(7)	(6)	(19)

Total comprehensive income, net of tax	$164	$127	$669	$338

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,380	$3,891
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities September 30, 2023, $12,100; December 31, 2022, $15,383, respectively)	17,922	21,365
Allowance for credit losses	(2,207)	(2,464)
Credit card and other loans, net	15,715	18,901
Investment securities	240	221
Property and equipment, net	160	195
Goodwill and intangible assets, net	771	799
Other assets	1,342	1,400
Total assets	$21,608	$25,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	13,268	13,826
Debt issued by consolidated variable interest entities	2,848	6,115
Long-term and other debt	1,375	1,892
Other liabilities	1,253	1,309
Total liabilities	18,744	23,142
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 49.3 million shares as of September 30, 2023 and 49.9 million shares as of December 31, 2022, respectively.	1	1
Additional paid-in capital	2,155	2,192
Retained earnings	735	93
Accumulated other comprehensive loss	(27)	(21)
Total stockholders’ equity	2,864	2,265
Total liabilities and stockholders’ equity	$21,608	$25,407

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of June 30, 2023	50.1	$1	$2,181	$574	$(20)	$2,736
Net income	—	—	—	171	—	171
Other comprehensive loss	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	10	—	—	10
Repurchase of common stock	(0.9)	—	(35)	—	—	(35)
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(10)	—	(10)
Issuance of shares to employees, net of shares withheld for employee taxes	0.1	—	(1)	—	—	(1)
Balance as of September 30, 2023	49.3	$1	$2,155	$735	$(27)	$2,864

Three Months Ended September 30, 2022	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of June 30, 2022	49.8	$1	$2,174	$114	$(14)	$2,275
Net income	—	—	—	134	—	134
Other comprehensive loss	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	7	—	—	7
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(10)	—	(10)
Balance as of September 30, 2022	49.8	$1	$2,181	$238	$(21)	$2,399

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2022	49.9	$1	$2,192	$93	$(21)	$2,265
Net income	—	—	—	675	—	675
Other comprehensive loss	—	—	—	—	(6)	(6)
Stock-based compensation	—	—	32	—	—	32
Capped call transactions for convertible senior notes due 2028	—	—	(30)	—	—	(30)
Repurchases of common stock	(0.9)	—	(35)	—	—	(35)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	(33)	—	(33)
Issuance of shares to employees, net of shares withheld for employee taxes	0.3	—	(4)	—	—	(4)
Balance as of September 30, 2023	49.3	$1	$2,155	$735	$(27)	$2,864

Nine Months Ended September 30, 2022	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2021	49.9	$1	$2,174	$(87)	$(2)	$2,086
Net income	—	—	—	357	—	357
Other comprehensive loss	—	—	—	—	(19)	(19)
Stock-based compensation	—	—	23	—	—	23
Repurchase of common stock	(0.2)		(12)			(12)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	(32)	—	(32)
Issuance of shares to employees, net of shares withheld for employee taxes	0.1	—	(4)	—	—	(4)
Balance as of September 30, 2022	49.8	$1	$2,181	$238	$(21)	$2,399

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$675	$357
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	747	902
Depreciation and amortization	92	80
Deferred income taxes	(35)	(137)
Non-cash stock compensation	32	24
Amortization of deferred financing costs	20	18
Amortization of deferred origination costs	67	64
Gain on portfolio sale	(230)	—
Change in other operating assets and liabilities
Change in other assets	38	(25)
Change in other liabilities	(56)	11
Other	20	57
Net cash provided by operating activities	1,370	1,351

CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	217	(1,171)
Proceeds from sale of credit card loan portfolio	2,499	—
Purchase of credit card loan portfolio	(81)	(249)
Net purchase of investment securities	(29)	(10)
Other, including capital expenditures	(27)	(58)
Net cash provided by (used in) investing activities	2,579	(1,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	801	218
Repayments/maturities of unsecured borrowings under debt agreements	(1,299)	(294)
Debt issued by consolidated variable interest entities	1,517	1,723
Repayments/maturities of debt issued by consolidated variable interest entities	(4,782)	(3,162)
Net (decrease) increase in deposits	(559)	1,395
Payment of deferred financing costs	(50)	(10)
Payment for capped call transactions	(39)	—
Dividends paid	(32)	(32)
Repurchase of common stock	(35)	(12)
Other	(3)	(4)
Net cash used in financing activities	(4,481)	(178)

Change in cash, cash equivalents and restricted cash	(532)	(315)
Cash, cash equivalents and restricted cash at beginning of period	3,927	3,923
Cash, cash equivalents and restricted cash at end of period	$3,395	$3,608

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,380	$3,583
Restricted cash included within Other assets	15	25
Total cash, cash equivalents and restricted cash	$3,395	$3,608
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

The unaudited Consolidated Financial Statements included herein reflect all adjustments, which consist of normal, recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The unaudited Consolidated Financial Statements also include amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. Such amounts have been classified within Discontinued operations and primarily relate to the after-tax impact of contractual indemnification and tax-related matters. For additional information refer to Note 22, “Discontinued Operations and Bank Holding Company Financial Presentation” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosures of contingent assets and liabilities. These accounting estimates and assumptions reflect the best judgement of management, but actual results could differ. The most significant of those estimates and assumptions relate to the Allowance for credit losses.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents Credit card and other loans, as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
(Millions)
Credit card loans	$17,616	$21,065
BNPL (other) loans	306	300
Total credit card and other loans (1)(2)	17,922	21,365
Less: Allowance for credit losses	(2,207)	(2,464)
Credit card and other loans, net	$15,715	$18,901
__________________________________
(1)Includes $12.1 billion and $15.4 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes $341 million and $307 million, of accrued interest and fees that have not yet been billed to cardholders as of September 30, 2023 and December 31, 2022, respectively.

Credit Card and Other Loans Aging

The following table presents the delinquency trends of our Credit card and other loans portfolio based on the amortized cost:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
As of September 30, 2023	$382	$292	$722	$1,396	$16,165	$17,561

As of December 31, 2022	$444	$296	$732	$1,472	$19,559	$21,031
__________________________________
(1)BNPL loan delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, we exclude unbilled finance charges and fees from our amortized cost basis of Credit card and other loans. As of September 30, 2023 and December 31, 2022, accrued interest and fees that have not yet been billed to cardholders were $341 million and $307 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due, this practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 2.8% and 1.4% for the three months ended September 30, 2023 and 2022, respectively, and 2.7% and 1.5% for the nine months ended September 30, 2023 and 2022, respectively. Our re-aging practices comply with regulatory guidelines.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit cards and other loans as of the same period-end. As of September 30, 2023 and December 31, 2022, our Delinquency rates were 6.3% and 5.5%, respectively.

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. BNPL loans such as our installment loans and our “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for Credit card loans and 120 days past due for BNPL loans. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $204 million and $145 million for the three months ended September 30, 2023 and 2022, respectively, and $689 million and $429 million for the nine months ended September 30, 2023 and 2022, respectively.

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. For the three months ended September 30, 2023 and 2022, our Net principal loss rates were 6.9% and 5.0%, respectively, for the nine months ended September 30, 2023 and 2022, our Net principal loss rates were 7.3% and 5.1%, respectively.

Overall Credit Quality: As part of our credit risk management activities for our credit card loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders’ broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes 0.1% and 0.6% of the total credit card loans balance as of September 30, 2023 and December 31, 2022, respectively, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of our Credit card loans by Vantage score as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	661 or Higher	601 to 660	600 or Lower	661 or Higher	601 to 660	600 or Lower
Credit card loans	57%	27%	16%	62%	26%	12%

As part of our credit risk management activities for our BNPL loans portfolio, we also assess overall credit quality by reviewing information from credit bureaus. In this case we utilize Fair Isaac Corporation (FICO) credit scores to assist in our assessment of credit quality. The amortized cost basis of BNPL loans totaled $306 million and $299 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, approximately 83% of these loans

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
were originated with customers with FICO scores of 661 or above, and correspondingly approximately 17% of these loans were originated with customers with FICO scores below 661. Similarly, as of December 31, 2022, approximately 86% and 14% of these loans were originated with customers with FICO scores of 661 or above, and below 661, respectively.

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

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The following table provides information relating to credit card loans to borrowers experiencing financial difficulty that were granted a concession under a Loan Modification program during the periods presented:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)
(Millions, except percentages)
Credit card loans	$86	0.5%	20.2%	$189	1.1%	20.1%
__________________________________
(1)Represents the outstanding balances as of September 30, 2023 of all Loan Modifications undertaken in the past three and nine months, respectively, for credit card loans that remain in modification programs on September 30, 2023. The outstanding balances include principal, accrued interest and fees.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Interest income on these impaired credit card loans is accounted for in the same manner as non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not in Loan Modification programs.

The following table presents the performance of our credit card loans that were modified on or after January 1, 2023 and remain in a Loan Modification program as of September 30, 2023:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications - Credit Card Loans
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
As of September 30, 2023	$15	$12	$17	$44	$145	$189

The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates, for the periods specified; the probability of default is factored into the Allowance for credit losses:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	4,047	$7	6,567	$11

Troubled Debt Restructurings (TDRs)

The following table provides information on credit card loans modified as troubled debt restructurings (TDRs) in accordance with the applicable accounting guidance in effect during the periods presented, which was effective prior to our adoption of the new guidance that eliminated TDRs effective January 1, 2023.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings – credit card loans	37,363	$52	$52	107,577	$154	$154

TDRs are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. Our impaired credit card loans represented less than 2% of total credit card loans as of September 30, 2022. As of the same date, our recorded investment in impaired credit card loans was $248 million, with an associated allowance for credit losses of $62 million. The average recorded investment in impaired credit card loans was $248 million and $259 million for the three and nine months ended September 30, 2022, respectively.

Interest income on these impaired credit card loans is accounted for in the same manner as non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
accounted for as TDRs. We recognized $4 million and $11 million in interest income associated with credit card loans accounted for as TDRs for the three and nine months ended September 30, 2022, respectively.

The following table provides additional information regarding credit card loans modified as TDRs that have subsequently defaulted within 12 months of their modification dates during the specified periods; the probability of default is factored into the allowance for credit losses:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Number of Restructurings	Outstanding Balance	Number of Restructurings	Outstanding Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings that subsequently defaulted	11,511	$16	51,201	$70

Unfunded Loan Commitments

We are active in originating private label and co-brand credit cards in the U.S. We manage potential credit risk in unfunded lending commitments by reviewing each potential customer’s credit application and evaluating the applicant’s financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis. Cardholders reside throughout the U.S. and are not significantly concentrated in any one geographic area.

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and applying consistent risk-based underwriting standards. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $109 billion and $128 billion as of September 30, 2023 and December 31, 2022, respectively. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of September 30, 2023 and December 31, 2022, there were no credit card loans held for sale.

We previously announced the non-renewal of our contract with BJ’s Wholesale Club (BJ’s) and the sale of the BJ’s portfolio, which closed in late February 2023, for a total purchase price of $2.5 billion on a loan portfolio of $2.3 billion, resulting in a $230 million Gain on portfolio sale.

Portfolio Acquisition

In October 2023, we acquired a credit card portfolio for cash consideration of approximately $390 million, which primarily consisted of credit card loans and is subject to customary purchase price adjustments.

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

BNPL Loans

We measure our Allowance for credit losses on BNPL loans using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of September 30, 2023 and December 31, 2022, the Allowance for credit losses on BNPL loans was $25 million and $21 million, respectively.

Allowance for Credit Losses Rollforward

The following table presents our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on BNPL loans is insignificant and therefore has been included in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions)
Beginning balance	$2,207	$1,992	$2,464	$1,832

Provision for credit losses (1)	304	304	747	902
Change in the estimate for uncollectible unpaid interest and fees	—	—	5	—
Net principal losses (2)	(304)	(223)	(1,009)	(661)
Ending balance	$2,207	$2,073	$2,207	$2,073
__________________________________
(1)Provision for credit losses includes a build/release for the Allowance, as well as replenishment of Net principal losses.
(2)Net principal losses are presented net of recoveries of $69 million and $47 million for the three months ended September 30, 2023 and 2022, respectively, and $242 million and $126 million for the nine months ended September 30, 2023 and 2022, respectively. Net principal losses for the nine months ended September 30, 2023 include a $10 million adjustment related to the effects of the purchase of previously written-off accounts that were sold to a third-party debt collection agency; no such adjustment was made in the comparative period.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three and nine months ended September 30, 2023, the factors that influenced the increase in the Allowance for credit losses are higher net principal losses and a higher reserve rate due to the the compounding effect of persistent inflation relative to wage growth, the increased cost of consumer debt, the possibility of higher unemployment levels and the potential impacts from the resumption of student loan repayments.

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

The Trusts are consolidated VIEs because they have insufficient equity at risk to finance their activities – the issuance of debt securities and notes, collateralized by the underlying credit card loans. Because we perform the decision making and servicing for the Trusts, we have the power to direct the activities that most significantly impact the Trusts’ economic performance (the collection of the underlying credit card loans). In addition, we hold all of the variable interests in the Trusts, with the exception of the liabilities held by third-parties. These variable interests provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to the Trusts. As a result of these considerations, we are deemed to be the primary beneficiary of the Trusts and therefore consolidate the Trusts.

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
We are required to maintain minimum interests in our Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three and nine months ended September 30, 2023 and 2022, no such triggering events occurred.

The following tables provide the total securitized credit card loans and related delinquencies, and net principal losses of securitized credit card loans for the periods specified:

	September 30, 2023	December 31, 2022
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$12,100	$15,383
Of which: principal amount of credit card loans 91 days or more past due	$296	$307

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions)
Net principal losses of securitized credit card loans	$179	$123	$592	$363

5. INVESTMENT SECURITIES

Investment securities primarily consist of available-for-sale (AFS) debt securities, including both mortgage-backed securities and mutual funds. We also hold equity securities within our investment securities portfolio. Collectively, these investments are carried at fair value on the Consolidated Balance Sheets within Investment securities.

For any AFS debt securities in an unrealized loss position, any estimated credit loss would be recognized in the Consolidated Statements of Income by establishing, or adjusting an existing allowance for those credit losses. We did not have any such credit losses for the periods presented. Any unrealized gains, or any portion of an AFS debt security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We typically invest in highly-rated securities with low probabilities of default.

Gains and losses on investments in equity securities are recorded in Other non-interest expenses in the Consolidated Statements of Income.

Realized gains and losses are recognized upon disposition of the investment securities, using the specific identification method. The table below reflects unrealized gains and losses as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023				December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$191	$—	$(31)	$160	$175	$—	$(23)	$152
Equity securities	80	—	—	80	69	—	—	69
Total	$271	$—	$(31)	$240	$244	$—	$(23)	$221

The following tables provide information about AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$27	$(2)	$133	$(29)	$160	$(31)
Total	$27	$(2)	$133	$(29)	$160	$(31)

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2022
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$95	$(9)	$57	$(14)	$152	$(23)
Total	$95	$(9)	$57	$(14)	$152	$(23)

As of September 30, 2023, the amortized cost and estimated fair value of AFS debt securities, which are mortgage-backed securities with no stated maturities, was $191 million and $160 million, respectively.

There were no realized gains or losses from the sale of any investment securities for the three and nine months ended September 30, 2023 and 2022.

6. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
(Millions)
Interest-bearing	$13,244	$13,787
Non-interest-bearing (including cardholder credit balances)	24	39
Total deposits	$13,268	$13,826

Deposits by deposit type as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
(Millions)
Savings accounts
Direct-to-consumer (retail)	$2,814	$2,782
Wholesale	3,746	3,954
Certificates of deposit
Direct-to-consumer (retail)	3,284	2,684
Wholesale	3,400	4,367
Cardholder credit balances	24	39
Total deposits	$13,268	$13,826

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The scheduled maturities of certificates of deposit were as follows as of September 30, 2023:

(Millions)
2023 (1)	$505
2024	3,894
2025	1,095
2026	411
2027	634
Thereafter	145
Total certificates of deposit	$6,684
__________________________________
(1)The 2023 balance includes $8 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of September 30, 2023 and December 31, 2022, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, were estimated to be $497 million (4% of Total deposits) and $719 million (5% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. BORROWINGS OF LONG-TERM AND OTHER DEBT

Long-term and other debt consisted of the following as of September 30, 2023 and December 31, 2022:

Description	September 30, 2023	December 31, 2022	Contractual Maturities	Interest Rates
(Millions, except percentages)
Long-term and other debt:
2023 revolving line of credit	$—	$—	June 2026	(1)
2023 term loans	298	—	June 2026	7.40%
2017 revolving line of credit	—	—	—	—
2017 term loans	—	556	—	—
Convertible senior notes due 2028	316	—	June 2028	4.25%
Senior notes due 2024	285	850	December 2024	4.75%
Senior notes due 2026	500	500	January 2026	7.00%
Subtotal	1,399	1,906
Less: Unamortized debt issuance costs	24	14
Total long-term and other debt	$1,375	$1,892

Debt issued by consolidated VIEs:
Fixed rate asset-backed term note securities	$350	$—	May 2026	5.02%
Conduit asset-backed securities	2,500	6,115	Various – Oct. 2024 to Sep. 2025	(2)
Subtotal	2,850	6,115
Less: Unamortized debt issuance costs	2	—
Total debt issued by consolidated VIEs	$2,848	$6,115

Total borrowings of long-term and other debt	$4,223	$8,007
______________________________
(1)The interest rate is based upon the Secured Overnight Financing Rate (SOFR) plus an applicable margin.
(2)The interest rate is based upon SOFR, or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. As of September 30, 2023, the interest rates ranged from 6.37% to 6.53% with a weighted average rate of 6.41%. As of December 31, 2022, the interest rates ranged from 5.08% to 5.93% with a weighted average rate of 5.38%.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of September 30, 2023, we were in compliance with all such covenants.

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

As of September 30, 2023 under the 2023 Credit Agreement, we had $298 million aggregate principal amount of term loans outstanding and $275 million available for future borrowings under the Term Loan Facility, and all $700 million remained available for future borrowings under the Revolving Credit Facility. The proceeds from the Term Loan Facility

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
may only be used for refinancing existing debt and paying fees, expenses and premiums in connection therewith, while the proceeds from the Revolving Credit Facility may be used for general corporate purposes and working capital needs, including refinancing existing debt, investments, payment of dividends and repurchases of capital stock. Borrowings under the 2023 Credit Agreement bear interest at an annual rate equal to, at our option, either (a) Term Secured Overnight Financing Rate (SOFR) plus a credit adjustment spread and the applicable margin, (b) Daily Simple SOFR plus a credit adjustment spread and the applicable margin or (c) a base rate set forth in the 2023 Credit Agreement plus the applicable margin, with the applicable margin in each case dependent upon our ratio of (i) consolidated tangible net worth to (ii) consolidated total assets, minus the sum of goodwill and intangible assets, net.

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

Due December 15, 2024: In December 2019, we issued and sold $850 million aggregate principal amount of 4.750% Senior Notes due December 15, 2024 (the Senior Notes due 2024). The Senior Notes due 2024 accrue interest on the outstanding principal amount at the rate of 4.750% per annum from December 20, 2019, payable semi-annually in arrears, on June 15 and December 15 of each year. Concurrently with the launch of the convertible notes offering (see further discussion below), we commenced a cash tender offer (the Tender Offer) for any and all of the $850 million in aggregate principal amount of our outstanding 4.750% Senior Notes due 2024. The consideration offered for each $1,000 principal amount of the Senior Notes due 2024 was $980, plus accrued and unpaid interest, for any and all notes validly tendered. The Tender Offer expired on June 14, 2023, with the holders of $565 million in aggregate principal amount of the Senior Notes due 2024 validly tendering pursuant to the Tender Offer. The remaining $285 million in aggregate principal amount of Senior Notes due 2024 were outstanding as of September 30, 2023, maturing on December 15, 2024, subject to earlier repurchase or redemption.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

If we experience a fundamental change, as defined in the indenture governing the Convertible Notes, the note holders may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the Convertible Notes plus any accrued and unpaid interest.

In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions (the Capped Call) with certain financial institution counterparties. These transactions are expected generally to reduce potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Convertible Notes, with such reduction and/or offset subject to a cap, based on the cap price. The base price of the Capped Call transactions is $38.43, representing a premium of 25% over the last reported sale price of our common stock of $30.74 on June 8, 2023, while the cap price is initially $61.48, which represents a premium of 100% over that same sale price on June 8, 2023. Within the share price range of $38.43 to $61.48 the Capped Call transactions provide economic value to us from the counterparties, upon maturity or earlier conversion. The Capped Call transactions met the conditions under the related accounting guidance for equity classification and are not measured at fair value on a recurring basis; the price paid of $39 million was recorded in Additional paid-in capital, net of tax, in the Consolidated Balance Sheet.

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

During the nine months ended September 30, 2023, we renewed lender commitments under our Conduit Facilities of $5.4 billion and extended the various maturities to October 2024, February 2025 and September 2025. Specifically, in February 2023, the World Financial Network Credit Card Master Note Trust amended its 2009-VFN Conduit Facility, decreasing the capacity from $2.8 billion to $2.7 billion and extending the maturity to October 2024. Also in February 2023, in connection with the sale of the BJ’s portfolio, the World Financial Capital Master Note Trust amended its 2009-VFN Conduit Facility removing the assets related to the BJ’s portfolio. In April 2023, this same facility was again amended decreasing the capacity from $2.5 billion to $2.3 billion and extending the maturity to February 2025. In March 2023, CCB repaid the Comenity Capital Asset Securitization Trust’s 2022-VFN Conduit Facility and terminated the related lending commitment, decreasing capacity by $1.0 billion. However, the structure of the applicable Trust did not change, including the Trust assets, providing for the option to pledge those assets in the future, and in September 2023, the Comenity Capital Asset Securitization Trust was amended to include a new credit commitment of $250 million with a maturity of September 2025. In June 2023, the World Financial Network Credit Card Master Trust III amended its 2009-VFC conduit facility,

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
extending a portion of the maturity to October 2023, and another portion of the maturity to October 2024. In August 2023, this same facility was amended to replace the maturing commitment with a new $100 million commitment with a maturity of October 2024.

As of September 30, 2023, total capacity under our Conduit Facilities was $5.4 billion, of which $2.5 billion had been drawn and included in Debt issued by consolidated VIEs in the Consolidated Balance Sheet.

8. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions)
Payment protection products	$32	$39	$99	$116
Loss from equity method investment	—	(11)	(5)	(44)
Other	1	2	2	3
Total other non-interest income	$33	$30	$96	$75

The following table provides the components of Other non-interest expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions)
Professional services and regulatory fees	$29	$33	$101	$102
Occupancy expense	5	5	16	17
Other (1)	22	16	44	48
Total other non-interest expenses	$56	$54	$161	$167
__________________________________
(1)Primarily related to costs associated with various other individually insignificant operating activities; also includes the net gain on debt extinguishment for the nine months ended September 30, 2023.

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

We monitor the market conditions and evaluate the fair value hierarchy levels quarterly. For the three and nine months ended September 30, 2023 and 2022, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

The following table summarizes the carrying values and fair values of our financial assets and financial liabilities:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$15,715	$18,048	$18,901	$21,328
Investment securities	240	240	221	221
Financial liabilities
Deposits	13,268	13,164	13,826	13,731
Debt issued by consolidated VIEs	2,848	2,844	6,115	6,115
Long-term and other debt	1,375	1,392	1,892	1,759

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

Investment securities: Investment securities primarily consist of AFS debt securities, including both mortgage-backed securities and mutual funds, as well as equity securities, and are recorded at fair value on the Consolidated Balance Sheets. Quoted prices of identical or similar investment securities in active markets are used to estimate the fair values (i.e., Level 1 or Level 2 inputs).

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$240	$44	$196	$—
Total assets measured at fair value	$240	$44	$196	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$221	$44	$177	$—
Total assets measured at fair value	$221	$44	$177	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property and equipment, right-of-use assets, deferred contract assets, goodwill, and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. In the nine months ended September 30, 2023 we wrote-off the remaining $6 million of our equity method investment in Loyalty Ventures Inc. (LVI). For the three and nine months ended September 30, 2022 we recognized a write-down of our equity method investment in LVI of $11 million and $44 million, respectively.

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables summarize financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2023 and December 31, 2022, respectively. The fair values of these financial instruments are estimates as of those dates, and require management’s judgment; therefore, these fair value estimates may not be indicative of future fair values, nor can our fair value be estimated by aggregating all of the amounts presented.

	September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,048	$—	$—	$18,048
Total	$18,048	$—	$—	$18,048

Financial liabilities
Deposits	$13,164	$—	$13,164	$—
Debt issued by consolidated VIEs	2,844	—	2,844	—
Long-term and other debt	1,392	—	1,392	—
Total	$17,400	$—	$17,400	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$21,328	$—	$—	$21,328
Total	$21,328	$—	$—	$21,328

Financial liabilities
Deposits	$13,731	$—	$13,731	$—
Debt issued by consolidated VIEs	6,115	—	6,115	—
Long-term and other debt	1,759	—	1,759	—
Total	$21,605	$—	$21,605	$—

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

Quantitative measures established by regulations to ensure capital adequacy require CB and CCB to maintain minimum amounts and ratios of Tier 1 capital to average assets, Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as those of Bread Financial. Based on these regulations, as of September 30, 2023, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks are considered well capitalized and seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company, as defined, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies. The actual capital ratios and minimum ratios for each Bank, as well as Bread Financial, as of September 30, 2023, are as follows:

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	12.9%	4.5%	6.5%
Tier 1 capital ratio (2)	12.9	6.0	8.0
Total risk-based capital ratio (3)	14.2	8.0	10.0
Tier 1 leverage capital ratio (4)	11.4	4.0	5.0

Comenity Bank
Common equity tier 1 capital ratio (1)	20.3%	4.5%	6.5%
Tier 1 capital ratio (2)	20.3	6.0	8.0
Total risk-based capital ratio (3)	21.6	8.0	10.0
Tier 1 leverage capital ratio (4)	17.5	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	18.5%	4.5%	6.5%
Tier 1 capital ratio (2)	18.5	6.0	8.0
Total risk-based capital ratio (3)	19.9	8.0	10.0
Tier 1 leverage capital ratio (4)	16.5	4.0	5.0
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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
significant fines, penalties, obligations to change our business practices, significant restrictions on our existing business or ability to develop new business, cease-and-desist orders, safety-and-soundness directives or other requirements resulting in increased expenses, diminished income and damage to our reputation.

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss, net of tax effects, are as follows:

Three Months Ended September 30, 2023	Net Unrealized Losses on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of June 30, 2023	$(17)	$(3)	$(20)
Changes in other comprehensive loss	(7)	—	(7)
Balance as of September 30, 2023	$(24)	$(3)	$(27)

Three Months Ended September 30, 2022	Net Unrealized Losses on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of June 30, 2022	$(11)	$(3)	$(14)
Changes in other comprehensive loss	(7)	—	(7)
Balance as of September 30, 2022	$(18)	$(3)	$(21)

Nine Months Ended September 30, 2023	Net Unrealized Losses on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2022	$(18)	$(3)	$(21)
Changes in other comprehensive loss	(6)	—	(6)
Balance as of September 30, 2023	$(24)	$(3)	$(27)

Nine Months Ended September 30, 2022	Net Unrealized Gains (Losses) on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2021	$1	$(3)	$(2)
Changes in other comprehensive loss	(19)	—	(19)
Balance as of September 30, 2022	$(18)	$(3)	$(21)

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On July 27, 2023, our Board of Directors approved a stock repurchase program to acquire up to $35 million in shares of our outstanding common stock in the open market during the period ending on December 31, 2023. The rationale for this repurchase program, and the amount thereof, was to offset the impact of dilution associated with issuances of employee restricted stock units, with the objective of reducing the Company’s weighted average diluted share count to approximately 50 million shares for the second half of 2023, subject to then current estimates and assumptions applicable as of the date of approval.

During the quarter ended September 30, 2023, under the authorized stock repurchase program, we acquired a total of 0.9 million shares of our common stock for $35 million. Following their repurchase, these 0.9 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

As of September 30, 2023, we did not have any amounts remaining for future repurchases under the authorized stock repurchase program.

Stock Compensation Expense

During the nine months ended September 30, 2023, we awarded 1,135,383 service-based restricted stock units (RSUs) with a weighted average grant date fair value per share of $39.92 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by us on each such vesting date.

During the nine months ended September 30, 2023, we awarded 175,587 performance-based restricted stock units with a fair market value of $27.76 to our Named Executive Officers. Performance-based RSUs cliff vest at the end of three years, if specific performance measures tied to our financial performance are met, which are measured annually over the three-year period. For the performance-based RSUs awarded in 2023, the predefined vesting criteria typically permit a range from 0% to 150% to be earned. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. If the performance targets are met, the awards will vest with respect to the entire award on February 16, 2026, provided that the participant is employed by us on the vesting date.

For the three months ended September 30, 2023 and 2022, we recognized $10 million and $8 million in stock-based compensation expense, respectively. For the nine months ended September 30, 2023 and 2022, we recognized $32 million and $24 million in stock-based compensation expense, respectively.

Dividends

During the three and nine months ended September 30, 2023, we paid $11 million and $32 million, respectively, in dividends to holders of our common stock. On October 26, 2023, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on December 15, 2023, to stockholders of record at the close of business on November 13, 2023.

13. INCOME TAXES

The Provision for income taxes remained relatively flat for the three months ended September 30, 2023, compared with the same period in the prior year. The effective tax rate was 23.0% and 28.9% for the same three month periods, respectively. The decrease in the effective tax rate primarily related to a discrete benefit in the current year period. For the nine months ended September 30, 2023, compared with the same period in the prior year, the Provision for income taxes increased due to the increase in Income from continuing operations before income taxes. The effective tax rate was 27.1% and 29.5% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate primarily related to a discrete benefit in the current year period.

We are under examination by the Internal Revenue Service as well as tax authorities in various states. The tax years under examination and open for examination vary by jurisdiction; with some exceptions, the tax returns filed by us are no longer

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Millions, except per share amounts)
Numerator
Income from continuing operations	$173	$134	$693	$358
(Loss) income from discontinued operations, net of income taxes	(2)	—	(18)	(1)
Net income	$171	$134	$675	$357

Denominator
Basic: Weighted average common stock	49.9	49.8	50.0	49.9
Weighted average effect of dilutive securities
Add: net effect of dilutive unvested restricted stock awards (1)	0.2	0.1	0.2	0.1
Diluted	50.1	49.9	50.2	50.0

Basic EPS
Income from continuing operations	$3.47	$2.69	$13.85	$7.17
(Loss) income from discontinued operations	$(0.03)	$—	$(0.37)	$(0.01)
Net income per share	$3.44	$2.69	$13.48	$7.16

Diluted EPS
Income from continuing operations	$3.46	$2.69	$13.80	$7.16
(Loss) income from discontinued operations	$(0.04)	$—	$(0.36)	$(0.01)
Net income per share	$3.42	$2.69	$13.44	$7.15
__________________________________
(1)For the three and nine months ended September 30, 2023 and 2022, an insignificant amount of restricted stock awards were excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our principal market risk exposure arises from volatility in interest rates and their impact on economic value, capitalization levels, cost of capital and earnings.

There has been no material change from our 2022 Form 10-K (as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023) related to our exposure to interest rate risk or other market risks.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings applicable to our business, see Indemnification and Legal Proceedings in Note 10, “Commitments and Contingencies” of the Notes to unaudited Consolidated Financial Statements.

Item 1A. Risk Factors.

This section supplements and updates certain of the information found under Part I, Item 1A, “Risk Factors”, of our 2022 Form 10-K, as previously supplemented in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. The matters discussed below should be read in conjunction with the risk factors set forth in the 2022 Form 10-K, as so supplemented to date. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”.

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

Even if the spinoff otherwise qualifies as a tax-free transaction, the distribution would be taxable to us (but not to our stockholders) in certain circumstances if post-spinoff significant acquisitions of our stock or the stock of LVI are deemed to be part of a plan or series of related transactions that included the spinoff. In this event, the resulting tax liability could be substantial, and could discourage, delay or prevent a change of control of us. In connection with the spinoff, we entered into a tax matters agreement with LVI, pursuant to which LVI agreed to not enter into any transaction that could cause any portion of the spinoff to be taxable to us without our consent and to indemnify us for any tax liability resulting from any such transaction. On March 1, 2023, LVI announced that it had entered into an agreement to sell its BrandLoyalty business. At LVI’s request to accommodate the sale, we agreed to not take action under the tax matters agreement to attempt to prevent the BrandLoyalty sale and, upon the closing, agreed to certain mutual releases with the buyer in the sale. Subsequently, on March 10, 2023, LVI and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and in Canada under the Companies’ Creditors Arrangement Act (Canada) (collectively, the LVI Bankruptcy Proceedings). In the Canadian proceedings, LVI conducted an auction process and subsequently sold its AIR MILES business to Bank of Montreal in June 2023. While we believe these transactions should not affect the qualification of the spinoff as a tax-free transaction, it is possible the IRS could disagree and successfully assert that the spinoff should be taxable to us and our stockholders that received LVI shares in the spinoff. In addition, it is possible the IRS could view this disposition as inconsistent with the PLR and, as a result, the IRS could take the position that we cannot rely on the PLR.

More generally, we have been adversely affected by LVI’s performance, and we may continue to be adversely affected by the ongoing LVI Bankruptcy Proceedings or disputes involving or relating to LVI. During 2022, LVI’s stock price decreased significantly and, as a result, we wrote down the value of our 19% shareholding in LVI from $50 million as of December 31, 2021, to $6 million as of December 31, 2022. As of March 31, 2023, we had written down the value of these LVI shares to zero. While we had intended to divest our ownership position in LVI in a tax-efficient manner within 12 months of the spinoff, market conditions and other factors prevented us from doing so. We anticipate our remaining 19% shareholding in LVI will be disposed of either during or in connection with the LVI Bankruptcy Proceedings, in compliance with the terms of the PLR.

Furthermore, though we believe that our process and decision-making with respect to the spinoff transaction were entirely appropriate, LoyaltyOne, Co. (the LVI subsidiary that operated its Canadian AIR MILES business) has recently filed suit against us and Joseph Motes, our general counsel, in the Ontario Superior Court of Justice in Canada. The lawsuit asserts that Mr. Motes, in his capacity as a pre-spinoff director of LoyaltyOne, Co., breached various fiduciary duties owed to LoyaltyOne, Co. in connection with the LVI spinoff and certain other transactions, and that Bread Financial assisted in and benefited from those breaches. The lawsuit seeks damages in the amount of $775 million. LVI has also established a litigation trust in the U.S. Chapter 11 proceedings to pursue claims against us and one or more members of our management team in respect of the spinoff transaction, although no such claims have been filed to date. While we believe that the suit filed against us in Canada and any other claims in connection with the spinoff are without merit and we will defend ourselves vigorously, litigation is complex and the outcomes are inherently uncertain. We may also become involved in legal or other disputes with respect to the spinoff agreements with LVI, or incur other liabilities or obligations under contractual arrangements with LVI. In addition, a putative federal securities class action complaint was filed in April 2023 against us and current and former members of our management team concerning disclosures made about LVI’s business, which we believe is without merit and we will defend ourselves vigorously. Any litigation or dispute relating to the spinoff could distract management, result in significant legal and other costs, and otherwise adversely impact our financial position, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions)
July 1-31	4,382	$36.09	—	$35
August 1-31	713,469	37.45	710,952	8
September 1-30	226,578	37.36	224,244	—
Total	944,429	$37.42	935,196	$—
__________________________________
(1)During the periods presented, 9,233 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the 401(k) Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None

(b)None

(c)During the three months ended September 30, 2023, no Section 16 officer or director of the Parent Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

a)Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Twelfth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of July 31, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.2	8/1/23

10.2	(b) (c) (d)	Thirteenth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of August 31, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	9/6/23

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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
The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

DATE: October 26, 2023

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: October 26, 2023

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer