Form 10-K
period 2023-12-31
BREAD FINANCIAL HOLDINGS, INC.
filed 2024-02-20
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.6 billion, based upon the closing sale price $31.39 as reported on the New York Stock Exchange.
As of February 12, 2024, 49,424,247 shares of common stock of the registrant were outstanding.
Documents Incorporated By Reference
Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2024 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

BREAD FINANCIAL HOLDINGS, INC.

This report includes trademarks, such as Bread®, Bread Cashback™, Bread Pay™ and Bread Savings™, which are protected under applicable intellectual property laws and are the property of Bread Financial Holdings, Inc. or our subsidiaries. This report also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

Throughout this report, unless stated or the context implies otherwise, the terms “Bread Financial”, the “Company”, “we”, “our” or “us” refer to Bread Financial Holdings, Inc. and our subsidiaries on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only standalone basis. In addition, in this report, we may refer to the retailers and other companies with whom we do business as our “partners”, “brand partners”, or “clients”, provided that the use of the term “partner”, “partnering” or any similar term does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Bread Financial’s relationship with any third parties. We offer our credit products primarily through our insured depository institution subsidiaries, Comenity Bank and Comenity Capital Bank, which together are referred to herein as the “Banks”. Bread Financial is also used in this report to include references to transactions and arrangements occurring prior to our name change from Alliance Data Systems Corporation to Bread Financial Holdings, Inc. in March 2022.

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
•failures or breaches in our operational or security systems, including as a result of cyberattacks, unanticipated impacts from technology modernization projects, failure of our information security controls or otherwise;
•loss of consumer information or other data due to compromised physical or cyber security, including disruptive attacks from financially motivated bad actors and third party supply chain issues;
•any tax or other liability or adverse impacts arising out of or related to the spinoff of our former LoyaltyOne segment or the bankruptcy filings of Loyalty Ventures Inc. (LVI) and certain of its subsidiaries and subsequent litigation or other disputes; and
•those factors discussed in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. In addition, a final Consumer Financial Protection Bureau (CFPB) rule is anticipated in the coming months that, if adopted as proposed and absent a successful legal challenge, will place significant limits on credit card late fees, which would have a significant impact on our business and results of operations for at least the short term and, depending on the effectiveness of the mitigating actions that we may take in response to the final rule, potentially over the long term; we cannot provide any assurance as to when any such rule will be issued, the provisions or effective date of any such rule, the result of any challenges or other litigation relating to such rule, or our ability to mitigate or offset the impact of any such rule on our business and results of operations.

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

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, the NFL, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries, including travel and entertainment, health and beauty, jewelry, sporting goods, home goods, technology and electronics and the industry in which we first began, specialty apparel. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, offers us a significant competitive advantage with products relevant across all customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings have enabled us to establish and maintain long-standing partner relationships. We operate our business through a single reportable segment, with our primary source of revenue being from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

We continue to make strategic investments in digital and technology, including cloud capabilities, emerging technologies and automation, and data and analytics, all the while enhancing our governance and control over the availability, quality and security of our data. These strategic investments are in addition to ongoing investments in support of delivering world class customer experiences across all channels and investing in the talent needed to improve our competitive position and drive ongoing responsible growth. We believe that our digital and technology investments have and will continue to promote new account originations, brand and customer engagement, improved customer experience and operating efficiencies, making it easier for customers to finance purchases and make payments wherever they occur— online, in store and in-app.

With our range of offerings, we provide relevant products across consumer segments, including Gen Z and Millennials who we believe are more likely to be drawn to cash flow management products such as BNPL, while Gen X and Baby Boomers generally gravitate toward rewards and the convenience of a private label or co-brand card. In addition, we continue to develop and scale our direct-to-consumer lending and payment products for new and existing customers, including through our proprietary credit cards and Bread SavingsTM products. We also continue to diversify and optimize our portfolio, prioritizing our investment in strong and profitable partners, industries and affinity brands, while also continuing to develop our Bread PayTM products and exploring various strategic business opportunities adjacent to our core private label and co-brand credit card business (business adjacencies) in an evolving payments, macroeconomic and regulatory environment.

We proactively manage our credit risk to strengthen our balance sheet and ensure we are appropriately compensated for the risks we take. We closely monitor our projected returns with the goal of generating risk adjusted margins above our peers. Since 2020 (when our current Chief Executive Officer joined the Company), we have reduced our Parent Company debt levels by approximately $1.7 billion as of December 31, 2023; refinanced and extended our near-term debt maturities; significantly strengthened our capital levels and balance sheet; diversified our funding mix; and diversified our product mix through growth of our co-brand credit card programs, the introduction of new proprietary cards and the launch of Bread PayTM product offerings. Below are our guiding principles and steps we have taken that we believe have improved our financial strength and resiliency and positioned us for long-term success:

Our Primary Product Offerings

Our primary product offerings consist of our: (i) private label and co-brand credit card programs with retailers and other brand partners; (ii) direct-to-consumer credit cards (DTC or retail); (iii) Bread PayTM products; and (iv) Bread SavingsTM products. These product offerings are not exclusive, and, where appropriate, we seek to introduce partners and customers to our other product offerings.

Private Label and Co-Brand Credit Card Lending

Our core business, historically, has been working with many of the country’s best-known brands and retailers (who we call our partners or brand partners) to drive sales and loyalty through their private label and co-brand credit card programs. In these programs, we (through our Banks) are the credit card issuer and lender to our partners’ customers, and we also service the loans and provide a variety of other related services, which are described in more detail below. Our private label and co-brand partner base, with approximately 100 brands and numerous online merchants, consists of many large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, the NFL, Signet, Ulta and Victoria’s Secret. Our partners benefit from customer insights and analytics, with each of our branded credit card programs tailored to our partner’s brand and their unique customers. Our private label and co-brand program agreements with our brand partners are generally long-term, exclusive contracts, with terms typically ranging from 5 to 10 years. As of December 31, 2023, our top five partner contracts (based on end-of-period loan balances) are secured through 2028, and more than 85% of our loan portfolio is secured through 2025.

Private label credit cards are partner-branded credit cards used by consumers exclusively for the purchase of goods and services from that particular partner. Credit under a private label credit card typically is extended either on standard terms, which means accounts are assessed periodic interest charges using an agreed non-promotional fixed and/or variable interest rate, or pursuant to a promotional financing offer, involving deferred interest, reduced interest or no interest during a set promotional period (typically between six and 60 months). We typically do not charge interchange or other fees to our partners when customers use private label credit cards to purchase our partners’ goods and services through our payment system. Our private label credit card loan balances are typically smaller, with an average customer balance of approximately $700; although, we do offer “big ticket” financing and financing for medical and dental procedures with certain private label brand partners, which often involves larger amounts. Relative to our co-brand loan portfolio, our private label loan portfolio generally has higher revenue yields, and our private label customers generally have lower credit lines and lower credit scores. As well, our private label credit card customers are generally more likely to be delinquent in their payments, have accounts with higher APRs and have more late fees assessed.

Our co-brand credit cards are general purpose credit cards that can be used to purchase goods and services from the applicable partner, as well as other retailers wherever cards from those card networks are accepted. We currently issue co-brand credit cards for use on the MasterCard and Visa networks. Credit extended under our co-brand credit cards typically is extended on standard terms only. Charges made using a co-brand credit card, particularly charges made outside of that co-brand partner, generate interchange income for us. Relative to our private label loan portfolio, our co-brand loan portfolio generally has lower revenue yields, and our co-brand customers generally have higher credit lines and higher credit scores, with the majority of our co-brand customers having a Vantage score in excess of 660. For the year ended December 31, 2023, customer spending on our co-brand credit cards comprised approximately 50% of our credit sales (as compared to 37% for the year ended December 31, 2019, the last fiscal year prior to our current Chief Executive Officer joining the Company), which we believe enables us to capture incremental and non-discretionary sales as consumer spending patterns shift in response to evolving economic conditions.

In both our private label and co-brand partner relationships, we receive a merchant discount fee from our partners to compensate us for all or part of the foregone interest income associated with promotional financing. The terms of these promotions vary by partner, but generally the longer the deferred interest, reduced interest or interest-free period, the greater the partner’s merchant discount. Some offers permit customers to pay for a purchase in equal monthly payments with no interest or at a reduced interest rate, rather than deferring or delaying interest charges. Our credit card program agreements typically provide for royalty payments, or retailer share arrangements, to our brand partners based on purchased volume or if certain contractual incentives are met, such as if the economic performance of the program exceeds a contractually defined threshold, or for payments for new accounts. These amounts are recorded as a reduction of revenue in the period incurred. In addition to the retailer share arrangements, our program agreements typically provide that the parties will develop a marketing plan to support the program, along with the terms by which a joint marketing budget is funded. Marketing costs for which we are responsible under the plan are expensed as incurred. Our program agreements also typically provide that the parties will develop the terms of the rewards program linked to the use of our product (such as opportunities to receive double rewards points for purchases made on a product), along with the allocation of costs related to the rewards program. More broadly, the credit card programs we operate typically provide reward points, which are redeemable for a variety of products or awards, or merchandise discounts earned by the customer having achieved a pre-set spending level. Other programs may include cash back rewards or statement credits. The rewards can be mailed to the cardholder, accessed digitally or may be immediately redeemable at the partner’s retail location. Costs of cardholder reward arrangements are recognized when the rewards are earned by the cardholders and are generally recorded as a reduction of revenue.

As a general matter, the financial terms and conditions governing our private label and co-brand credit card products vary by program and product type and change over time, although we seek to standardize the non-financial provisions consistently across all products. The terms and conditions of all of our credit card products are governed by a cardholder agreement and applicable laws and regulations. We assign each card account a credit limit when the account is initially opened by the customer. Thereafter, we may increase or decrease individual credit limits from time to time, at our sole discretion, based primarily on our evaluation of the customer’s creditworthiness and ability to pay. For the vast majority of accounts, periodic interest charges are calculated using the daily balance method, which results in daily compounding of periodic interest charges. Cash advances are not subject to an interest grace period, and some credit card programs do not provide an interest grace period for promotional purchases. In addition to periodic interest charges, we may impose other charges and fees on credit card accounts, including, as applicable and provided in the cardholder agreement, late fees where a customer has not paid at least the minimum payment due by the required due date. Typically, each customer with an outstanding amount due on their credit card account must make a minimum payment each month; a customer may pay the total amount due at any time without penalty. We also may enter into arrangements with delinquent customers to extend or otherwise change payment schedules and to waive interest charges and/or fees; we do not offer programs involving the forgiveness of principal. We make it easier for customers to make payments by offering recurring automatic payment functionality on all cardholder accounts and other electronic payments methods. As of December 31, 2023 we had $17.9 billion in principal on credit card loans from approximately 39 million active accounts, with an average balance for the year ended December 31, 2023 of approximately $900 for accounts with outstanding balances.

Direct-to-Consumer Credit Cards

In the second quarter of 2022, we launched our branded Bread CashbackTM credit card, which is a DTC, general purpose cashback credit card, and is an important product for us to capture incremental, non-discretionary spend and build and retain customer relationships. As a DTC product, our Bread CashbackTM credit card and other proprietary cards we may issue are not dependent upon the performance of our brand partners or impacted by any partner revenue-sharing obligations. We believe that our Bread CashbackTM credit card will continue to increase our total addressable market, including within the Millennial and Gen Z populations, offering unlimited 2% cashback, no annual fee, no foreign transaction fees, premium protection benefits, American Express® lifestyle benefits and instant mobile acquisition and wallet provisioning. In addition, in the fourth quarter of 2023, we introduced our newest DTC general purpose credit card, the Bread RewardsTM American Express® Credit Card, and successfully converted approximately 570,000 existing cardholders from our legacy Comenity-branded general purpose cash-back credit card to this new card. We expect that our Bread RewardsTM credit card, which offers 3% rewards points on gas station, grocery store, dining and utility purchases, among other benefits, will be available to the public during the first half of 2024. We currently issue our DTC credit cards on the American Express® network.

Bread PayTM

Bread PayTM is our BNPL payment technology solution, which includes both our installment loan and “split-pay” offerings, as described in more detail below. Through Bread PayTM, we offer an omnichannel solution for more than 1,100 SMB retailers and merchants, and we continue to explore and pursue growth opportunities in various business adjacencies, including through the integration of our suite of products (primarily Bread PayTM installment loans) into third-party platforms to gain efficient distribution of our lending solutions. We believe the expansion of our Bread PayTM products is an attractive growth opportunity for us due to, in part, the Bread PayTM loan portfolio not generally having exposure to potential regulatory actions placing limits on credit card late fees.

Our Bread PayTM offerings and on-boarding capabilities enhance our growth prospects across the industries in which we lend and increase the addressable market of our Bread PayTM partners. Bread PayTM also offers our existing private label and co-brand credit card partners a broader digital product suite and additional white-label product solutions for those customers preferring a “closed-end” payment option (i.e., a non-revolving loan with fixed repayment terms). We offer a flexible platform and robust suite of application programming interfaces (APIs) that allow merchants and partners to seamlessly integrate online point-of-sale financing and other digital payment products. During 2023, we migrated our Bread PayTM partners from our legacy platform to our new Bread PayTM 2.0 platform.

Our Bread PayTM installment loans are closed-end credit accounts where the customer pays down the outstanding balance in monthly installments, typically over a 3 to 48 month period. The terms of our installment loans are governed by customer agreements and applicable laws and regulations. Installment loans are generally assessed interest charges using fixed interest rates. We do not currently impose other charges or fees on loan accounts, such as late fees, where a customer has not made the required payment by the required due date, or returned payment fees.

Our “split-pay” loans are short-term, interest-free financing, to be repaid by the customer in four equal installments, with the first payment due at the time of purchase and the remaining three payments due in subsequent two-week intervals. The terms of our split-pay loans are governed by customer agreements and applicable laws and regulations. We do not currently impose charges or fees on these split-pay loan accounts either, whether that be late fees or returned payment fees.

Bread SavingsTM

Bread SavingsTM refers to our DTC, or retail, deposit products, primarily in the form of certificates of deposit and savings accounts. Our Bread SavingsTM products support loan growth and improve our funding mix, making us less reliant on other sources of wholesale funding. In recent years, retail deposits have become an increasingly important source of funds for us, growing 18% from $5.5 billion as of December 31, 2022 to $6.5 billion as of December 31, 2023. As of December 31, 2023, retail deposits represented 34% of our total funding sources, and more than 90% of our deposits were estimated to be FDIC-insured (i.e. below applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank), measured based on regulatory guidelines.

Our online Bread SavingsTM platform is scalable allowing us to expand without having to rely on a traditional “brick and mortar” branch network. We continue to focus on growing our Bread SavingsTM operations and believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct-banking. We seek to differentiate our deposit product offerings from our competitors on the basis of rates we pay on deposits, the quality of our customer service and the competitiveness of our digital banking capabilities.

Services Supporting our Primary Product Offerings

Our primary product offerings, as described above, are supported and enhanced by numerous services and capabilities that we provide, including: (i) risk management, account origination and funding services; (ii) loan processing and servicing; (iii) marketing, and data and analytics; and (iv) our digital and mobile capabilities.

Risk Management, Account Origination and Funding Services. We provide risk management solutions, account origination and funding services for our private label and co-brand credit card programs, as well as our Bread PayTM partnerships.

We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make responsible risk-based underwriting and origination decisions when approving new accounts and establishing credit limits. Credit quality is monitored on a regular and consistent basis, using internal algorithms and external credit bureau risk scores. This information helps us segment new and existing customers into narrower risk ranges, allowing us to better evaluate individual credit risk. As macroeconomic conditions have weakened over recent years, we have continued to enhance our credit risk management, including through stronger underwriting resulting from enhanced technology, monitoring, and data, prudent and proactive credit line management, and well-established risk appetite metrics, and we are proactively applying our recession readiness playbook.

Loan Processing and Servicing. We manage and service the loans we originate for our private label and co-brand credit card programs, as well as our DTC credit cards and Bread PayTM products. In 2022, we completed the transition of our credit card processing services to Fiserv, a leading global provider of outsourced payments and financial services technology solutions; this transition enables improved speed to market, including the ability to quickly and seamlessly add new products and capabilities that benefit our partners and cardholders. It has also strengthened our ability to ensure we are operating on a compliant core platform, and enabled efficient integration of digital technology, while supporting our data and analytics capabilities and improving operational efficiencies. See also “—Technology/Systems” below for additional information regarding our approach toward the systems and technologies that we use in the operation of our business.

Our customer care operations are influenced by our retail heritage and we view every customer touch point as an opportunity to provide an exceptional experience. Our customer care operations offer omnichannel servicing, including phone, mail, fax, email, text, smartphone application and web. We provide focused training programs in all areas to achieve the highest possible customer service standards and customer experience, and monitor our performance by conducting surveys with our partners and our customers. In 2023, for the eighteenth consecutive time, we were certified by BenchmarkPortal as a Center of Excellence for the quality of our operations, the most prestigious customer care industry ranking attainable. Founded by Purdue University in 1995, BenchmarkPortal is a global leader of best practices for customer care centers. We blend domestic and off-shore locations as an important part of our servicing strategy, to maintain service availability beyond normal work hours in the United States and to optimize our cost structure.

Marketing, and Data & Analytics. Through our integrated marketing services, we design and implement strategies that assist our partners in acquiring, retaining and expanding customer engagement to drive a more loyal, frequent shopper that increases customer lifetime value. Our programs capture transaction data that we analyze to better understand consumer behavior, which we use to increase the effectiveness of our partners’ marketing activities. Through our data and analytics capabilities, including machine learning and artificial intelligence, we focus on data insights that drive actionable strategies and enhance revenue growth and customer retention. We use multi-channel marketing communication tools, including in-store, web, permission-based email, permission-based mobile messaging and direct mail to engage customers in the channel of their choice.

Digital and Mobile Capabilities. We are constantly seeking to improve our digital and mobile capabilities, in order to support and enhance our product offerings, drive growth for our brand partners and improve the customer experience. We seek to provide a seamless, personalized digital and mobile experience that is responsive to our customers’ evolving expectations, while also providing the data and tools necessary to proactively identify and address future customer needs. During 2023, we made significant improvements to our digital and mobile capabilities, including API enhancements, enriched software development kits, virtual card commercialization and our new Bread Financial mobile app, which we launched to Bread CashbackTM credit card customers in the fourth quarter of 2023, and will roll out to brand partner customers starting in the first quarter of 2024. We are continually seeking to enhance customers’ self-service capabilities in our digital channels, which allows customers to address their own needs when and how they want, while also generating efficiencies for us over time by reducing the cost to serve our customers. In addition, through our Enhanced Digital Suite, a group of marketing and credit application features, we help our brand partners capitalize on online trends by bringing through more qualified applicants, a higher credit sales conversion rate and a higher average purchase value. Enhanced

Digital Suite includes a unified software development kit that provides access to our broad suite of products; it also promotes credit payment options, relevant to the customer, earlier in the shopping experience. The credit application is simple and easy, offers prefilled fields and pre-screens customers in real-time, allowing for immediate credit approval without leaving the brand partner’s site. Across all of our product offerings, we remain focused on creating an exceptional digital and mobile experience for our customers, which we believe will improve our competitive position and drive future growth.

For additional information relating to our business, business strategy and products and services, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment”.

Technology/Systems

We leverage information and technology to help achieve our business objectives and to develop and deliver products and services that satisfy our brand partners’ and customers’ needs. A key part of our strategic focus is the development and use of efficient, flexible computer and operational systems, such as cloud technology, to support complex marketing and account management strategies, the servicing of our customers, and the development and scaling of new and diversified products. We believe the continued development and integration of these systems is an important part of our efforts to reduce costs, improve quality and security, and provide faster, more flexible technology services. Consequently, we continuously review capabilities and develop or acquire systems, processes and competencies to meet our unique business requirements.

As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or use third-party service providers who have the ability to deliver technology that is of higher quality, lower cost, or both. Specifically, we rely on third-parties to help us deliver systems and operational infrastructure, these relationships include (but are not limited to): Microsoft and Amazon Web Services, Inc. for our cloud infrastructure and Fiserv for credit card processing services.

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

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of patents, copyrights, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology used in our business. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We have a number of domestic and foreign patents and pending patent applications. We pursue registration and protection of our trademarks primarily in the United States; although, we also have either registered trademarks or applications pending for certain marks in other countries. No individual patent or license is material to us or our business.

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

In competing to acquire and retain the business of brand partners and customers, our primary competition is with other financial institutions whose marketing focus has been on developing credit card programs with attractive value propositions and consequentially large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. We also compete for brand partners on the basis of a number of factors, including program financial and other terms, underwriting standards and capabilities, marketing expertise, service levels, the breadth of our product and service offerings, digital, technological and integration capabilities, brand recognition and reputation. We focus on retailers and other brand partners that understand the competitive advantage of building a loyal customer base. We have a long history of effectively analyzing transaction data we obtain through partner loyalty programs and managing our lending programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement successful marketing strategies for our partners.

As a form of payment, our customers have numerous consumer credit and other payment options available to them, and our products compete with cash, checks, electronic bank transfers, debit cards, general purpose credit cards (including Visa, MasterCard, American Express and Discover Card), various forms of consumer installment loans and split-pay products, other private label card brands, prepaid cards, digital wallets and mobile payment solutions, and other tools that simplify and personalize shopping experiences for consumers and merchants. Among other factors, our products compete with these other forms of payment on the basis of interest rates and fees, credit limits, reward programs and other product features. As the payments industry continues to evolve, in the future we expect increasing competition with emerging payment technologies from fintechs and payment networks. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which could place us at a competitive disadvantage.

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

Supervision and Regulation

We operate primarily through our insured depository institution subsidiaries, Comenity Bank (CB) and Comenity Capital Bank (CCB), which, as noted above, together are referred to herein as the “Banks”. Federal and state laws and regulations extensively regulate the operations of the Banks. This regulatory framework is intended to protect individual consumers, depositors, the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC) and the U.S. banking system as a whole, rather than for the protection of stockholders and creditors. Set forth below is a summary of the significant laws and regulations applicable to each of CB and CCB. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Such statutes, regulations, and policies are subject to ongoing review by Congress, state legislatures, and federal and state regulatory agencies. A change in any of the statutes, regulations, or regulatory policies applicable to CB and/or CCB, or in the leadership or direction of our regulators, could have a material effect on our operations or financial condition. Further, the scope of regulation and the intensity of supervision will likely remain high in the current regulatory environment.

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

The CFPB has broad rulemaking authority that has impacted, and is expected to continue impacting, the Banks’ operations, including with respect to credit card late fees and other amounts that we may charge. For example, the CFPB’s rulemaking authority may allow it to change regulations adopted in the past by other regulators including regulations issued under the Truth in Lending Act by the Board of Governors of the Federal Reserve System (Federal Reserve Board). In February 2023, the CFPB published a proposed rule with request for public comment that would: (i) decrease the safe harbor dollar amount for credit card late fees to $8 and eliminate a higher safe harbor dollar amount for subsequent late payments; (ii) eliminate the annual inflation adjustments that currently exist for the late fee safe harbor dollar amounts; and (iii) require that late fees not exceed 25% of the consumer’s required minimum payment. The “safe harbor” dollar amounts referenced in the CFPB’s proposed rulemaking refer to the amounts that credit card issuers may charge as late fees under the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act). Under the CARD Act, as implemented, these safe harbor amounts have been subject to annual adjustment based on changes in the consumer price index, and the safe harbor amounts are currently set at $30 for an initial late fee and $41 for subsequent late fees in one of the next six billing cycles. Accordingly, the proposed $8 safe harbor amount on late fees (and proposed elimination of the annual inflation-based adjustment thereto) would represent a significant decrease from the current safe harbor amounts. In addition, while not a part of the proposed rule, the CFPB sought comment on whether late fees should be prohibited if the applicable payment is made within 15 days of the due date and whether, as a condition to utilizing the safe harbor, credit card issuers should be required to offer automatic payment options and/or provide certain notifications of upcoming payment due dates. In anticipation of the CFPB publishing its final rule, we are proactively implementing our plans intended to address the potential changes in regulation, which if left unmitigated would have a significant impact on our business. We are engaged with our brand partners regarding necessary mitigating actions and expect to implement many of these actions prior to the final rule becoming effective. Additionally, we continue to strategically diversify our business to be less reliant on late fees with the growth of our co-brand and proprietary products and our improved credit profile. We expect the rule to be challenged in court. Additional discussion regarding the CFPB’s proposed rulemaking can be found in “Risk Factors—Legal, Regulatory and Compliance Risks” and “Management’s Discussion & Analysis—Business Environment” below.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) authorizes certain state officials to enforce regulations issued by the CFPB and to enforce the Dodd- Frank Act’s general prohibition against unfair, deceptive or abusive practices. To the extent that states enact requirements that differ from federal standards or courts adopt interpretations of federal consumer laws that differ from those adopted by the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency (collectively, the Federal Banking Agencies), we may be required to alter products or services offered in some jurisdictions or cease offering products, which will increase compliance costs and reduce our ability to offer the same products and services to consumers nationwide.

On November 20, 2023, following the consent of the Board of Managers of Comenity Servicing LLC (the Servicer), the FDIC issued a consent order to the Servicer. The Servicer is not one of our Bank subsidiaries, but is our wholly-owned subsidiary that services substantially all of our loans. The consent order arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and addresses certain shortcomings in the Servicer’s information technology (IT) systems development, project management, business continuity management, cloud operations, and third-party oversight. The Servicer entered into the consent order for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the order. The Servicer has taken significant steps to strengthen the organization’s IT governance and address the other issues identified in the consent order, and we are committed to ensuring that all of the requirements of the consent order are met. The consent order does not contain any monetary penalties or fines.

Regulation of Bread Financial Holdings, Inc.

Because neither CB nor CCB is considered a “bank” within the meaning of the BHC Act, Bread Financial Holdings, Inc. is not a bank holding company (BHC) subject to regulation thereunder. If any of our entities became subject to regulation as a BHC, among other things, Bread Financial Holdings, Inc. and our non-bank subsidiaries would be subject to regulation, supervision and examination by the Federal Reserve Board and our operations would be limited to certain activities that are closely related to banking or financial services in nature. However, under Section 616 of the Dodd-Frank Act, any company that directly or indirectly controls an insured depository institution is required to serve as a source of financial strength to its subsidiary institution and may not conduct its operations in an unsafe or unsound manner. This doctrine is commonly known as the “Source of Strength” doctrine. As such a company, this means that Bread Financial Holdings, Inc. must stand ready to use available resources to provide adequate capital funds to the Banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional funding resources to support the Banks. This support may be required at times when Bread Financial Holdings, Inc. might otherwise have determined not to provide it or when doing so is not otherwise in the interests of Bread Financial Holdings, Inc. or its stockholders or creditors. Bread Financial Holdings, Inc.’s failure to meet its obligation to serve as a source of strength to the Banks would generally be considered to be an unsafe and unsound banking practice.

Regulation of the Banks

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and acquisitions, management practices, and numerous other aspects of our operations.

Regulatory Capital Requirements

The Banks are subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III capital rules adopted by the FDIC. These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the FDIC may determine that a bank, based on our size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.

Under the U.S. Basel III capital rules, the Banks’ assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine an institution’s risk-weighted assets, which then are used to determine the minimum capital that CB and CCB should keep as reserves to reduce the risk of insolvency. These risk-weighted assets are used to calculate the following minimum capital ratios for the Banks:

•Common Equity Tier 1 (CET1) Risk-Based Capital Ratio - the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common stockholders’ equity subject to certain regulatory adjustments and deductions, including for goodwill and intangible assets, certain deferred tax assets, and accumulated other comprehensive income or loss.
•Tier 1 Risk-Based Capital Ratio - the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock, and certain qualifying capital instruments. For us, this ratio is the same as the CET1 Risk-Based Capital Ratio because we do not currently have any preferred stock or other qualifying capital instruments that would adjust the ratio.
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

The U.S. Basel III capital rules require a minimum CET1 Risk-Based Capital Ratio of 4.5%, a minimum Tier 1 Risk-Based Capital Ratio of 6.0%, and a minimum Total Risk-Based Capital Ratio of 8.0%. In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules, the Banks must also maintain the required 2.5% Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to executive management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it essentially increases the required minimum risk-based capital ratios. As a result, the Banks must maintain a CET1 Risk-Based Capital Ratio of at least 7%, a Tier 1 Risk-Based Capital Ratio of at least 8.5% and a Total Risk-Based Capital Ratio of at least 10.5% to avoid being subject to restrictions on capital distributions and discretionary bonus payments to its executive management. A bank, however, may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer; the required minimum Tier 1 Leverage Ratio for all banks and BHCs is 4%.

To be considered well-capitalized, the Banks must maintain the following capital ratios which are in excess of the minimums described above:

•CET1 Risk-Based Capital Ratio of 6.5% or greater;
•Tier 1 Risk-Based Capital Ratio of 8.0% or greater;
•Total Risk-Based Capital Ratio of 10.0% or greater; and
•Tier 1 Leverage Ratio of 5.0% or greater.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Banks’ ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications. As of December 31, 2023, the Banks’ regulatory capital ratios were above the well-capitalized standards and met the Capital Conservation Buffer. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer.

Dividends

Bread Financial Holdings, Inc. is a legal entity separate and distinct from the Banks. Declaration and payment of cash dividends or repurchases of our common stock depends upon cash dividend payments to Bread Financial Holdings, Inc. by the Banks, which are our primary source of revenue and cash flow. As state-chartered banks, under Delaware or Utah law, as applicable, the Banks are subject to regulatory restrictions on the payment and amounts of dividends. Further, the ability of the Banks to pay dividends to Bread Financial Holdings, Inc. is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements, and any such dividends are also subject to the approval of the Board of Directors of the applicable Bank.

The payment of dividends by the Banks and Bread Financial Holdings, Inc. and any repurchases of our common stock may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory requirements. The Federal Banking Agencies have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice; a bank may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Banking Agencies have issued policy statements that provide that banks should generally only pay dividends out of current operating earnings. The Federal Banking Agencies have the authority to prohibit banks from paying a dividend if it is deemed that such payment would be an unsafe or unsound practice.

Prompt Corrective Action and Safety and Soundness

Under applicable “prompt corrective action” (PCA) statutes and regulations, insured depository institutions, such as the Banks, are placed into one of five capital categories, ranging from “well capitalized” to “critically undercapitalized”. The PCA statute and regulations provide for progressively more stringent supervisory measures as an institution’s capital category declines. An institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. An undercapitalized institution must submit an acceptable restoration plan to the appropriate Federal Banking Agency. One requisite element of such a plan is that the institution’s parent holding company guarantee the institution’s compliance with the plan, subject to certain limitations. As of December 31, 2023, the Banks qualified as “well capitalized” under applicable regulatory capital standards.

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

Reserve Requirements

Federal Reserve Board regulations require insured depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts, as well as cardholder credit balances. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks; we maintain a significant majority of our liquidity portfolio on deposit within the Federal Reserve banking system.

The regulations authorize different ranges of reserve requirement ratios depending on the amount of transaction account balances held. A zero percent reserve requirement ratio is applied to transaction balances below the reserve requirement exemption amount. In addition, transaction account balances maintained over the reserve requirement exemption amount and up to a certain amount, known as the low reserve tranche, may be subject to a reserve requirement ratio of not more than 3 percent (and which may be zero), and transaction account balances over the low reserve tranche may be subject to a reserve requirement ratio of not more than 14 percent (and which may be zero). The reserve requirement exemption and the low reserve tranche are both subject to adjustment on an annual basis, as applicable, by the Federal Reserve Board. Effective March 26, 2020, in response to the COVID-19 pandemic, the reserve requirement ratios on all net transaction accounts were reduced to zero percent, thereby eliminating reserve requirements for all depository institutions. The annual indexation of the reserve requirement exemption amount and the low reserve tranche for the years 2021-2024 was required by statute, but did not affect depository institutions’ reserve requirements, which remain at zero.

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

Cross Guaranty Provisions

The cross guaranty provisions of the FDIA require each insured depository institution controlled by the same parent company to be financially responsible for the failure or resolution costs of any affiliated insured depository institution. Generally, the amount of the cross guaranty liability is equal to the estimated loss to the DIF for the resolution of the affiliated institution(s) in default. The FDIC’s claim under the cross guaranty provision is superior to claims of shareholders of the insured depository institution or its parent company and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross guaranty provision if it determines that a waiver is in the best interest of the DIF.

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

Restrictions on Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act limit the extent to which the Parent Company and its non-bank affiliates (including non-bank subsidiaries) can borrow or otherwise obtain credit from, or engage in other covered transactions with either of the Banks, which may have the effect of limiting the extent to which either Bank can finance or otherwise supply funds to the Parent Company or its non-bank affiliates. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Covered transactions are subject to quantitative and qualitative limits. In addition, with certain exceptions, each loan or extension of credit by either Bank to the Parent Company or its non-bank affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit, depending on the type of collateral. Further, all transactions between the Banks and the Parent Company or any non-bank affiliates must be on arm’s length terms and consistent with safe and sound banking practices. The Banks are also prohibited from purchasing low-quality assets from the Parent Company or any non-bank affiliates.

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

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Bread Financial Holdings, Inc. and the Banks, from (i) engaging in proprietary trading and (ii) investing in or sponsoring covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term covered funds is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in section 3(c)(1) or 3(c)(7) of that Act, which includes collateralized loan obligation securities and collateralized debt obligation securities. There are also several exemptions from the definition of covered funds, including, among other things, loan securitization, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. We do not engage in proprietary trading, or invest in or sponsor covered funds.

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

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. Bread Financial Holdings, Inc. has held our “say-on-pay” vote annually.

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

Identity Theft

The FDIC issued final rules and guidelines implementing the provisions of the Fair Credit Reporting Act (FCRA), as amended by the Dodd-Frank Act, that require insured state nonmenber banks, such as the Banks, to establish programs to address risks of identity theft. The rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy these requirements. In addition, the rules establish special requirements for any credit and debit card issuers that are subject to the jurisdiction of the FDIC to assess the validity of notifications of changes of address under certain circumstances. The Banks implemented an ID Theft Prevention Program, approved by their Boards of Directors, in compliance with these requirements.
Community Reinvestment Act

The Community Reinvestment Act of 1977 (CRA) is intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound business practices. The relevant Federal Banking Agency, the FDIC in the Banks’ case, examines each bank and assigns it a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. The Banks each received a CRA rating of “Outstanding” at their most recent CRA examinations. In October 2023, the Federal Banking Agencies issued a final rule overhauling the process and substantive tests used by the agencies to assess a bank’s record of meeting the credit needs of its community. In February 2024, industry trade associations filed a lawsuit against the Federal Banking Agencies alleging the agencies exceeded their statutory authority and asking the court to vacate the final rule.

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

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which was modified in 2020 through a voter referendum adopting the California Privacy Rights Act (CPRA). The CCPA/CPRA requires covered businesses to comply with requirements that give consumers the right to know what information is being collected from them and whether such information is sold or disclosed to third parties. The statute also allows consumers to access, delete, correct, and prevent the sale and sharing of personal information that has been collected by covered businesses in certain circumstances. The CCPA/CPRA does not apply to personal information collected, processed, sold, or disclosed pursuant to the GLBA or the California Financial Information Privacy Act. We are a covered business under the CCPA, which became effective on January 1, 2020 and under the CPRA which became effective on January 1, 2023. We are compliant with both the CCPA and the CPRA.

Federal and state laws also require us to respond appropriately to data security breaches. A final rule issued by the Federal Reserve, OCC, and FDIC, which became effective in May 2022, requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred.

We continue to monitor, and have a program in place to comply with, applicable privacy, information security and data protection requirements imposed by federal, state, and foreign laws. However, if we experience a significant cybersecurity incident or our regulators deem our information security controls to be inadequate, we could be subject to supervisory criticism or penalties, and/or suffer reputational harm. For further discussion of privacy, data protection and cybersecurity, and related risks for our business, see “Part I—Item 1A. Risk Factors” under the headings “Regulation in the areas of privacy, data protection, data governance, account access and information and cyber security could increase our costs and affect or limit our business opportunities and how we collect and/or use personal information”, “Failure to safeguard our data and consumer privacy could affect our reputation among our partners and their customers, and may expose us to legal claims”, and “Business interruptions, including loss of data center capacity, interruption due to cyber-attacks, loss of network connectivity or inability to utilize proprietary software of third party vendors, could affect our ability to timely meet the needs of our partners and customers and harm our business” and “Part I—Item 1C. Cybersecurity”.

Human Capital

Providing a meaningful value proposition for our associates is a top priority for us. We seek to enhance our associate value proposition continuously to ensure that we offer competitive rewards, career opportunities and workplace conditions, which we believe will allow us to attract and retain a highly qualified and motivated workforce.

As of December 31, 2023, we employed approximately 7,000 associates worldwide, with the majority concentrated in the United States. Attracting, developing and retaining top talent is critical to our business. We promote an inclusive, engaged culture that empowers associates through opportunities to grow, develop and lead. Our associates have been, and will remain the backbone of our business, and we take a holistic approach to our associates’ experiences, recognizing that an engaged workforce drives our long-term growth and sustainability. Our Board of Directors and Compensation & Human Capital Committee provide the important oversight of our human capital management strategy, including diversity, equity, inclusion and belonging (DEI+B) efforts, which are led by our Head of Diversity and Inclusion. Our Compensation & Human Capital Committee and our full Board of Directors receive regular updates from senior management and third-party consultants on human capital trends and developments, and other key human capital matters that drive our ongoing success and performance.

Associate Health and Well-Being

Associate health and well-being remains a top human capital priority, and we are committed to providing our associates with competitive total compensation, benefits and wellness resources. Our associates continue to value flexible remote work policies that allow them to find a balance of office-work time and remote-work time. Approximately 98% of our United States workforce works on a hybrid office/remote schedule. We intend to continue these flexible work arrangements, seeking to take advantage of the engagement and productivity benefits associated with increased flexibility, as well as opportunities for connectedness and social interaction. Other associate well-being resources include mental health awareness and counselling support, financial education and wellness courses, a variety of fitness and meditation classes, a well-being cost reimbursement program and other benefits to promote mental and physical health supportive of holistic well-being.

During 2023, we further improved the competitiveness of our associate benefit offerings in various ways, including: (i) enhancements to our Bread Financial 401(k) Plan with options for associates who may otherwise be unable to save for retirement, including providing additional compensation equal to 3% of eligible pay each year into all eligible associates’ 401(k) accounts; (ii) improvements to our work location and work-at-home associate policies; and (iii) the addition of two new benefits to support student loan assistance and comprehensive financial wellness support.

Associate Experience and Engagement

Delivering an exceptional experience for our customers relies on our ability to cultivate an engaging and rewarding experience for our associates. We maintained high levels of associate engagement and retention in 2023 and were successful with talent acquisition in key areas. As discussed further below, in 2023 we continued to focus on developing our internal talent to increase lateral movement across the organization, with 28% of the 723 new jobs posted in 2023 being ultimately filled by internal candidates. We continue to listen to and act on feedback from our associates, including through our annual Associate Experience Survey and other more frequent surveys and communications. Each year after the results of the annual Associate Experience Survey have been tabulated, our senior management presents those results to our Compensation & Human Capital Committee and our Board of Directors, including discussion regarding trends observed and actions to be taken in response to the results. Input from our Board helps inform our human capital strategies and objectives going forward; our global themes for 2024 include providing career opportunities to our internal talent pool, optimizing teamwork and collaboration across a geographically diverse workforce, and focus on clear communication of business and organizational changes in a dynamic environment.

Workforce Readiness, Growth and Advancement

As part of our broader multi-year business transformation, our “work environment of the future” steering committee, comprised of senior human resources, technology and operations management, continued to mature and execute human capital-intensive strategies to ensure workforce readiness, growth and advancement. During the year we completed our third-annual, six-month apprenticeship program, which created a feeder pipeline from roles in our Care Centers to other non-Care Center opportunities across the organization, with 28 U.S. associates (or 90% of program participants) transitioning to new roles at the conclusion of their apprenticeships. Robust training and development remains central to our human capital strategy. In 2022 we expanded our training programs to include a more advanced mentorship program that matches associates with internal mentors who help further their unique career journeys and development needs. That program was so well received that, in 2023, we replicated its framework for a mentorship program for new associates to aid them in learning the business and building a work network, and we introduced a new Business Resource Group (BRG) specifically for new associates. In addition to career-oriented training and development, we require annual associate training to ensure ongoing adherence to responsible business practices and ethical conduct, and all associates must certify annually that they have read and will adhere to our Code of Ethics.

Diversity, Equity, Inclusion and Belonging

We are committed to creating an inclusive culture that attracts and values diversity of thought, experience, background, skills and ideas, driving a sense of belonging. Over the past few years, we have renewed and accelerated our actions and activities in support of DEI+B, including through the establishment of an associate-led DEI+B Council and DEI+B Office. We now have nine BRGs, made up of over 1,300 associate members. The evolution of our BRGs have driven 28 professional and personal development programs and grew our associate engagement in our wellness programs by 16%.

Our DEI+B strategy is embedded into our overall governance process and business model, demonstrating our elevated commitment and accountability to this imperative. The strategy describes what we seek to accomplish and how we will measure progress across four focus areas: (i) Workforce - creating pathways for hiring, development and promotions that map to market availability; (ii) Workplace - promoting an inclusive, engaged culture that drives a sense of belonging and empowers associates through opportunities to grow, develop and lead; (iii) Marketplace - infusing DEI+B into our growth strategy, product delivery, customer experience and supply chain; and (iv) Community - building strategic partnerships that empower our communities, advance business priorities and drive associate engagement.

As of December 31, 2023, approximately 63% of our total workforce and 44% of our senior leaders were female, while approximately 44% of our total workforce and 15% of our senior leaders were minorities.

Environmental, Social & Governance Strategy

We are committed to sustainability, including integrating Environmental, Social & Governance (ESG) principles into our business strategy in ways that optimize opportunities to make positive impacts while advancing long-term financial and reputational goals. We prioritize initiatives that empower our communities, preserve our planet and promote diversity, equity and inclusion, as well as increased transparency in our disclosures. We continue to advance the integration of ESG into our overall governance and risk management practices. Additional information regarding our responsible business practices can be found in our annual sustainability and TCFD (Taskforce on Climate-Related Financial Disclosures)

reports, which are published on our corporate website at: https://investor.breadfinancial.com/sustainability/. No information from this website is incorporated by reference herein. Please also see “Human Capital” above.

Other Information

Our corporate headquarters are located at 3095 Loyalty Circle, Columbus, Ohio 43219, where our telephone number is 614-729-4000.

We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our website, www.BreadFinancial.com. No information from this website is incorporated by reference herein. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our Audit Committee, Risk & Technology Committee, Compensation & Human Capital Committee and Nominating and Corporate Governance Committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for senior financial officers, and code of ethics for Board members on our website.

Item 1A.    Risk Factors.

RISK FACTORS

This section should be carefully reviewed, in addition to the other information appearing in this Form 10-K, including the sections entitled “Risk Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and related Notes, for important information regarding risks and uncertainties that affect us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Summary

This risk factor summary is qualified in its entirety by reference to the complete description of our risk factors set forth immediately below.

Risks related to our macroeconomic, global, strategic, business and competitive environment include:

•Market conditions, inflation, interest rates, unemployment levels and the increased probability of a recession or prolonged economic slowdown, and the related impact on consumer spending behavior, payments, debt levels, savings rates and other behavior, could have a material adverse effect on our business.
•Global political, public health and social events or conditions, including ongoing wars and military conflicts, may harm our business.
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
•We may be unable to successfully identify, complete or successfully integrate or disaggregate business acquisitions, divestitures and other strategic initiatives.
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

Risks related to our legal, regulatory and compliance environment include:

•We face various risks related to the extensive government regulation and supervision of our business, including by the FDIC, CFPB and other federal and state authorities. These risks include pending and future laws and regulations that may adversely impact our business, such as the CFPB’s proposed rulemaking with respect to late fees, as well as supervisory and other actions that may be taken against us by our regulators.
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
•Impacts arising from or relating to the transition of our credit card processing services to strategic outsourcing providers that we completed in 2022 have, and may continue to adversely affect our business.
•Failures in data protection, cybersecurity and information security, as well as business interruptions to our data centers and other systems, could critically impair our products, services and ability to conduct business.
•Our industry is subject to rapid and significant technological changes, and we may be unable to successfully develop and commercialize new or enhanced products and services.

Risks related to the spinoff of our former LoyaltyOne segment include potential tax and other liabilities, existing or future litigation or other disputes, or other adverse impacts.

Macroeconomic, Global, Strategic, Business and Competitive Risks

Weakness and instability in the macroeconomic environment could have a material adverse effect on our business, results of operations and financial condition.

Macroeconomic conditions historically have affected our business, results of operations and financial condition and will continue to affect them in the future. We offer an array of payment, lending and saving solutions to consumers, and a prolonged period of economic weakness, including a recession or economic slowdown, economic and market volatility, and other adverse economic conditions, including persistent inflation, high interest rates and high levels of unemployment, could have a material adverse effect on our business, results of operations and financial condition, as these macroeconomic conditions may reduce consumer confidence and negatively impact customers’ payment and spending behavior. Some of the specific risks we face as a result of these conditions include:

•Adverse impacts on our customers’ ability and willingness to pay amounts owed to us, increasing delinquencies, defaults, charge-offs, bankruptcies and consequentially our Allowance for credit losses, and decreasing recoveries;
•Decreased consumer spending, changes in payment patterns, lower demand for credit and shifts in consumer payment behavior towards avoiding late fees, finance charges and other fees;
•Decreased reliability of the processes and modeling we use to estimate our Allowance for credit losses, particularly if unexpected variations in key inputs and assumptions cause actual losses to diverge from the projections of our modeling and our estimates become increasingly subject to management’s judgment; and
•Limitations on our ability to replace maturing liabilities and to access the capital and deposit markets to meet liquidity needs.

While we closely monitor economic conditions and indicators, including inflation, interest rates, changes in monetary policy, housing values, the state of the commercial real estate industry, energy prices, consumer wages, consumer saving rates and debt levels, including student loan debt, consumer and business spending, unemployment, and concerns about the level of U.S. government debt, as well as economic and political conditions in the U.S. and global markets, the outcome of any of these conditions and indicators remains difficult to predict. During 2023, the economic scenario weightings in our credit reserve modeling continued to reflect an increased probability of a recession, high interest rates, persistent inflation, and the increased cost of overall consumer debt. A recession or prolonged period of economic weakness would likely, among other things, adversely affect consumer discretionary spending levels and the ability and willingness of customers to pay amounts owed to us and could have a material adverse effect on our business, key credit trends, results of operations and financial condition. Moreover, the current macroeconomic environment may have a disproportionately adverse impact on us, as compared to our peers, due to our relatively higher proportion of private label credit card accounts and our deeper underwriting. In the current macroeconomic landscape, the wage growth of many moderate and lower-income households has been challenged by the compounding effect of persistent inflation, even while unemployment rates remain low. Given the higher proportion of moderate and lower-income households within our partners’ customer bases relative to many of our peers, a continuation of this trend could impact us more negatively than others in our industry.

For context, during the Great Recession, our Delinquency and Net loss rates peaked in 2009 at 6.2% and 10.0%, respectively. As of December 31, 2023, our Delinquency rate of 6.5% actually exceeded our peak Delinquency rate during the Great Recession; although, our 2023 full-year Net loss rate of 7.5% was below the peak Net loss rate experienced in 2009. While we expect our Delinquency rate to move lower during 2024, we are expecting our Net loss rate to be in the low 8% range for 2024, peaking in the first half of the year with each of the first two quarters of the year in the mid-to-high 8% range. Even if these rates moderate in the latter part of 2024, the current and near-term anticipated Delinquency and Net loss rates are high, relative to our historical experience, and a prolonged continuation or worsening of these rates could have a material adverse impact on us.

In addition, outbreaks of illnesses, pandemics like COVID-19, or other local or global health issues, political uncertainties (including those resulting from a presidential election year), international hostilities, armed conflict, war (such as the ongoing wars between Ukraine and Russia, and between Israel and Hamas), civil unrest, climate-related events, impacts to the power grid, and natural disasters have, to varying degrees, negatively impacted our operations, brand partners, service providers and consumer spending, and such events and conditions may negatively impact us going forward.

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

We may not be able to successfully identify and evaluate the creditworthiness of borrowers to minimize delinquencies and losses. The models and approaches we use to manage our credit risk, including our automated proprietary scoring technology and verification procedures for new account holders, establishing or adjusting their credit limits and applying our risk-based pricing, may not accurately predict future write-offs for various reasons discussed elsewhere in these Risk Factors, including “Our risk management policies and procedures may not be effective, and the models we rely on may not be accurate or may be misinterpreted.” below. While we monitor credit quality on a regular and consistent basis, utilizing internal algorithms and external credit bureau risk scores and other data, these algorithms and data sources may be inaccurate or incomplete, including as a result of certain customers’ credit profiles not fully reflecting their credit risk due to, among other things, the less-regulated reporting requirements for many fintechs. As a result, the data and models upon which we rely may not fully reflect the extent of our customers’ BNPL debt or other financial obligations.

General economic conditions, including a recession or prolonged economic slowdown, persistent inflation, high interest rates, high unemployment or volatility in energy prices, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our Delinquency and Net loss rates are affected by the credit risk inherent in our Credit card and other loans portfolio, as well as the vintage of the accounts in our various credit card portfolios. We are also closely monitoring the effects of the lifting of the moratorium on federal student loan payments in October 2023, which moratorium had been originally implemented as part of the federal government’s COVID-19 response under the CARES Act in March 2020. We believe that approximately 23% of our active customers have one or more outstanding student loans (with approximately 17% of our active customers having a student loan balance in excess of $10,000), and it is unclear the extent to which the lifting of this moratorium will ultimately impact these customers’ abilities to repay their loan balances to us. Under the applicable rules, there is a grace period for federal student loan borrowers until late 2024 before any adverse credit bureau reporting will be made in the event they fail to resume payments on such loans, and we expect that consumer payment trends may further evolve after the grace period expires.

Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. Our Delinquency rates were 6.5% of Credit card and other loans as of December 31, 2023, compared with 5.5% and 3.9% as of December 31, 2022 and 2021, respectively. For 2023, our Net principal loss rate was 7.5%, compared with 5.4% and 4.6% for 2022 and 2021, respectively. As referenced above, the current and near-term anticipated Delinquency and Net loss rates remain high, relative to our historical experience, and a prolonged continuation or worsening of these rates could have a material adverse impact on our business and results of operations.

A significant percentage of our Total net interest and non-interest income, or revenue, is generated through our relationships with a limited number of partners, and a decrease in business from, or the loss of, any of these partners could cause a significant drop in our revenue.

We depend on a limited number of large partner relationships for a significant portion of our revenue. As of and for the year ended December 31, 2023, our five largest credit card programs accounted for approximately 47% of our Total net interest and non-interest income excluding the gain on sale and 37% of our End-of-period credit card and other loans. In particular, our programs with (alphabetically) Signet Jewelers, Ulta Beauty and Victoria’s Secret & Co. and its retail affiliates each accounted for more than 10% of our Total net interest and non-interest income for the year ended December 31, 2023. A decrease in business from, or the loss of, any of our significant partners for any reason, could have a material adverse effect on our business. We previously announced the non-renewal of our contract with BJ’s Wholesale Club (BJ’s) and the sale of the BJ’s portfolio, which closed in late February 2023. For the year ended December 31, 2022, BJ’s branded co-brand accounts generated approximately 10% of our Total net interest and non-interest income, and BJ’s branded co-brand accounts were responsible for approximately 11% of our Total credit card and other loans as of December 31, 2022. Our business is intensely competitive, and we cannot provide assurance that we will retain the business of all of our significant brand partners going forward.

Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to fluctuations in that market than a more diversified company.

Our business is heavily concentrated in U.S. consumer credit. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer, such as regulations relating to credit card late fees, finance charges and promotional financing. Our business concentration could have an adverse effect on our results of operations.

We expect growth to result, in part, from new and acquired credit card and other loan programs whose performance could result in increased portfolio losses and negatively impact our profitability.

We expect an important source of our growth to come from new and acquired credit card and other loan programs. We cannot be assured that the loss experience on new and acquired programs will be consistent with our more established programs, or that the cost to provide service to these new and acquired programs will not be higher than anticipated. The failure to successfully underwrite these new and acquired programs may result in defaults greater than our expectations and could have a material adverse impact on us and our profitability. See “Our risk management policies and procedures may not be effective, and the models we rely on may not be accurate or may be misinterpreted.”. Moreover, under the CECL accounting rules, the acquisition of an existing credit card or BNPL portfolio typically has a negative impact on certain key financial metrics in the near-term, including Net income and Earnings per share, because we are required to include a reserve build in our Provision for credit losses for the estimated credit losses to be experienced over the life of the acquired portfolio. The amount of this reserve build (which is included in the reporting period in which the portfolio is obtained) is often large relative to the amount of revenue generated through such date by the newly-acquired portfolio. See also “–The amount of our Allowance for credit losses could adversely affect our business and may prove to be insufficient to cover actual losses on our loans.” below.

Our risk management policies and procedures may not be effective, and the models we rely on may not be accurate or may be misinterpreted.

Our risk management framework, which seeks to identify and mitigate current or future risks and appropriately balance risk and return, may not be comprehensive or fully effective. As regulations and competition continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

We rely extensively on models in managing many aspects of our business, including liquidity and capital planning (including stress testing), customer selection, credit and other risk management, pricing, reserving and collections management. The models may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including models being calibrated on historical cycles and correlations which may not be predictive of the future, or failures to update assumptions appropriately or in a timely manner). Our assumptions may be inaccurate for many reasons including that they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions, including continued elevated inflation, low unemployment, increasing consumer debt levels and weakening in macroeconomic indicators, and their impact on partner and customer behaviors) and they often involve complex interactions between a number of dependent and independent variables, factors and other assumptions. The errors or inaccuracies in our models may be material, and could lead us to make poor or sub-optimal decisions in managing our business, and this could have a material adverse effect on our business, results of operations and financial condition.

Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.

We are subject to the risk of fraudulent activity associated with retailers, partners, other merchant parties or third-party service providers handling consumer information. Our fraud-related operational losses were $127 million, $73 million and $71 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our products are susceptible to application fraud because, among other things, we provide immediate access to credit at the time of approval. In addition, digital sales on the internet and through mobile channels continue to be a larger part of our business, and fraudulent activity is higher as a percentage of sales in those channels than in brick-and-mortar store locations. The different financial products we offer, including deposit products, are susceptible to different types of fraud, and, depending on our product mix and channel mix, we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than those experienced by some of our competitors or the industry generally. The risk of fraud continues to increase for the financial services industry, and credit card and deposit fraud, identity theft and related crimes are likely to continue to be prevalent, with increasingly sophisticated perpetrators. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. During 2023, we believe the financial services industry generally experienced an uptick in both the volume and sophistication of fraud attacks, and we also experienced that trend in our business, with fraud-related operational losses increasing significantly from 2022 levels. High profile fraudulent activity could also negatively impact our brand and reputation, which could negatively impact the use of our services, leading to a material adverse effect on our results of operations. In addition, significant increases in fraudulent activity could lead to regulatory intervention, including, but not limited to, additional consumer notification requirements, increasing our costs and negatively impacting our operating results, net income and profitability.

The amount of our Allowance for credit losses could adversely affect our business and may prove to be insufficient to cover actual losses on our loans.

The Financial Accounting Standards Board’s CECL accounting standard became effective for us on January 1, 2020 and requires us to determine periodic estimates of the lifetime expected credit losses on loans, and reserve for those expected credit losses through an allowance for credit losses against the loans. In addition, as referenced above, for loan portfolios we acquire, we are required to establish at the time of acquisition such an allowance for credit losses. Any subsequent deterioration in the performance of a purchased portfolio after acquisition results in incremental credit loss reserves. Growth in our loan portfolio generally would also lead to an increase in our Allowance for credit losses.

The process for establishing an allowance for credit losses is critical to our results of operations and financial condition, and requires complex modeling and judgments, including forecasts of economic conditions. The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our Credit card and other loans, as well as the prevailing economic conditions and forecasts utilized. For additional information regarding our Allowance for credit losses, see Note 3, “Allowance for Credit Losses” to our audited Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

The CECL model may create more volatility in the level of our Allowance for credit losses. If we are required (as a result of any review, update, regulatory guidance or otherwise) to materially increase our level of the Allowance for credit losses, such increase could adversely affect our business, financial condition, results of operations and opportunity to pursue new business. Moreover, we may underestimate our expected credit losses, and we cannot assure that our Allowance for credit losses will be sufficient to cover actual losses.

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
•the reduction of cash available for operations, payment of dividends, stock repurchase programs or other uses and potentially dilutive issuances of equity securities or incurrence of additional debt;
•the requirement to provide transition services in connection with a disposition resulting in the diversion of resources and focus; and
•the difficulty retaining and motivating key personnel from acquisitions or in connection with dispositions.

For example, upon the disposition of Epsilon in July 2019, we agreed to indemnify Publicis Groupe S.A. for the matter included in Note 15, “Commitments and Contingencies” to the audited Consolidated Financial Statements, which has resulted in a $150 million charge associated with Epsilon’s deferred prosecution agreement with the United States Department of Justice requiring two $75 million payments in January 2021 and January 2022, respectively. See also “Risks Related to the LoyaltyOne Spinoff.” below.

Furthermore, if the operations of an acquired or new business do not meet expectations, our profitability may decline and we may seek to restructure the acquired business or to impair the value of some or all of the assets of the acquired or new business.

Competition in our industry is intense, and the markets for the services that we offer may contract or fail to expand, each of which could negatively impact our growth and profitability.

The markets for our products and services are highly competitive, and we expect this competition to intensify. Our growth and continued profitability depend on continued acceptance or adoption of the products and services we offer. We compete with a wide range of businesses, and some of our current competitors have longer operating histories, stronger brand names and greater financial, technical, marketing and other resources than we do. Moreover, the consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace. For a more detailed discussion regarding the manner in which we compete with respect to each of our product categories, see “Item 1. Business—Competition” of this Form 10-K above. Additionally, downturns in the economy or the performance of our retail or other partners, including as a result of macroeconomic conditions, geopolitical events or global health events such as COVID-19 or other pandemic or endemic diseases, may result in a decrease in the demand for our products and services. Our ability to generate significant revenue from partners and customers will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our programs to consumers. If we are not able to differentiate our products and services from those of our competitors, drive value for our partners and their customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market. Any decrease in the demand for our products and services for the reasons discussed above or any other reasons could have a material adverse effect on our growth, revenue and operating results.

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

Our ability to originate new credit card accounts, generate new loans, and earn interest and fees and other income is dependent, in part, upon sales of merchandise and services by our partners. The retail and other industries in which our partners operate are intensely competitive. Our partners’ sales may decrease or may not increase as we anticipate for various reasons, some of which are in the partners’ control and some of which are not. For example, partner sales have been, and in the future may be adversely affected by pandemic or endemic diseases like COVID-19 or other macroeconomic conditions having a national, regional or more local effect on consumer spending, business conditions affecting the general retail environment, such as supply chain distributions or the ability to maintain sufficient staffing levels or a particular partner or industry, or natural disasters or other catastrophes affecting broad or more discrete geographic areas. If our partners’ sales decline for any reason, it generally results in lower credit sales, and therefore lower loan volumes and associated interest and fees and other income for us from our customers. In addition, if a partner closes some or all of its stores or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that such an event may occur), its customers who have used our financing products may have less incentive to pay their outstanding balances to us, which could result in higher charge-off rates than anticipated and our costs for servicing its customers’ accounts may increase. This risk is particularly acute with respect to our largest partners that account for a significant amount of our Total net interest and non-interest income. See “A significant percentage of our Total net interest and non-interest income, or revenue, is generated through our relationships with a limited number of partners, and a decrease in business from, or the loss of, any of these partners could cause a significant drop in our revenue.”. Moreover, if the financial condition of a partner deteriorates significantly or a partner becomes subject to a bankruptcy proceeding, we may not be able to recover customer returns, customer payments made in partner stores or other amounts due to us from the partner. A decrease in sales by our partners for any reason, or a bankruptcy proceeding involving any of them could have a material adverse impact on our business and results of operations.

We may not be successful in our efforts to promote usage of our DTC credit cards, or to effectively control the costs associated with such promotion, both of which may materially impact our profitability.

We have been investing in promoting the use of our DTC credit cards, including our Bread CashbackTM credit card that we launched in 2022 and our recently-launched Bread RewardsTM credit card, but there can be no assurance that our investments to acquire cardholders, provide differentiated features and services and increase the use of our DTC credit cards will be effective, particularly with increasing competition from other card issuers and fintechs, as well as changing consumer and business behaviors. In addition, if we develop new products or offers that attract customers looking for short-term incentives rather than incentivizing long-term loyalty, cardholder attrition and costs could increase. Moreover, we may not be able to cost-effectively manage and expand cardholder benefits, including controlling the growth of marketing, promotion, rewards and cardholder services expenses in the future.

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

Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. Several recent events and actions indicate a continuing increase in focus on interchange by both regulators and merchants. In 2023, for example, legislation was reintroduced in the U.S. House of Representatives and Senate, which, among other things, would require large issuing banks to offer a choice of at least two unaffiliated networks over which electronic transactions may be processed. Furthermore, beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower on co-brand and general purpose credit card transactions. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our co-brand and general purpose credit cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.

We may not be able to retain and/or attract and hire a highly qualified and diverse workforce or maintain our corporate culture, and having a large segment of our workforce working from home may exacerbate these risks and cause new risks.

Our performance largely depends on the talents and efforts of our employees, particularly our key personnel and senior management. We may be unable to retain or to attract highly qualified employees. The market for key personnel is highly competitive, particularly in technology and other skill areas significant to our business. Failure to attract, hire, develop, motivate and retain highly qualified and diverse employee talent, or to maintain a corporate culture that fosters innovation, creativity and teamwork could harm our overall business and results of operations. We rely on key personnel to lead with integrity and decency. To the extent our leaders behave in a manner that is not consistent with our values, we could experience significant impacts to our brand and reputation, as well as to our corporate culture.

Moreover, in connection with the COVID-19 pandemic, we transitioned nearly all of our workforce to work remotely, and nearly all of our workforce continues to work on a hybrid office/remote schedule. Remote work by a majority of our employee population may impact our culture and employee engagement with our company, which could affect productivity and our ability to retain employees who are critical to our operations and may increase our costs and impact our results of operations. In addition, work from home policies by other companies may create more job opportunities for employees and make it more difficult for us to attract and retain key talent, especially in light of changing worker expectations and talent marketplace variability regarding flexible work models. In addition, employees who work from home rely on residential communication networks and internet providers that may not be as resilient as commercial networks and providers, and therefore may be more susceptible to service interruptions and cyberattacks than commercial systems. Our business continuity and disaster recovery plans, which have been historically developed and tested with a focus on centralized delivery locations, may not work as effectively in a distributed work from home model, where weather impacts, network and power grid downtime may be difficult to manage. In addition, we may not be effective in timely updating our existing operating and administrative controls nor implementing new controls tailored to the work from home environment. If we are unable to manage the work from home environment effectively to address these and other risks, our reputation and results of operations may be impacted.

Our operations and financial performance could be adversely affected by severe weather and natural disasters, as well as by climate change and ESG-related regulations and actions.

Severe weather events and natural disasters could have a material adverse effect on our financial position and results of operations, and the timing and effects of any such event cannot accurately be predicted. The frequency and severity of some types of weather events and natural disasters, including wildfires, tornadoes, severe storms and hurricanes, have increased as a result of climate change, which further reduces our ability to predict their effects accurately. These such events could affect us directly (for example, by interrupting our systems, impacting the power grid, damaging our facilities or otherwise preventing us from conducting our business in the ordinary course) or indirectly (for example, by damaging or destroying brand partner businesses, impacting our service providers or otherwise impairing customers’ ability to repay their loans).

In addition, as governments, investors and other stakeholders face additional pressures to accelerate actions to address climate change and other environmental, social and governance topics, governments are implementing regulations and investors and other stakeholders, whether by stockholder proposals, public campaigns, proxy solicitations or otherwise, are imposing new expectations on, or focusing investments in ways that may cause significant shifts in, disclosure, commerce and consumption behaviors. Any of these developments may increase our operating costs and otherwise negatively impact our business.

In March 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks and other information. To the extent these rules are finalized as proposed, we and/or our partners could incur increased costs related to the assessment and disclosure of climate-related information. Our failure to comply with these requirements, if adopted, or any future regulatory requirements or disclosure standards, may expose us to government enforcement actions or private litigation and otherwise damage our reputation, any of which could adversely impact our business.

Our Board approved an enhanced and modernized ESG strategy intended to drive additional progress on initiatives that promote sustainability, diversity, equity and inclusion, and increased transparency in our disclosures as we continue to advance the integration of ESG into our overall governance and risk management practices. Statements in this and other filings we make with the SEC and other public statements, including in our annual ESG reports, related to these initiatives reflect our current plans and expectations and are not a guarantee that these initiatives will be achieved or achieved on the currently anticipated timeline. Our ability to execute on our ESG strategy or achieve ESG initiatives is subject to numerous factors and conditions, some of which are outside of our control.

Investor and regulatory focus on ESG matters continues to increase. If our ESG initiatives do not meet our investors’ or other stakeholders’ evolving expectations and standards, investment in our stock may be viewed as less attractive and our contractual, employment and other business relationships may be adversely impacted.

Damage to our reputation could damage our business.

In recent years, financial services companies have experienced increased reputational risk as consumers protest and regulators scrutinize business and compliance practices of such companies. Maintaining a positive reputation is critical to attracting and retaining partners, customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct; a breach of our or our service providers’ cybersecurity defenses; service outages, such as those many of our customers experienced in 2022 in connection with the transition of our credit card processing services to strategic outsourcing providers; litigation or regulatory outcomes; stockholder activism; failing to deliver minimum standards of service and quality; compliance failures; the use of our, or our partners’ products to facilitate legal, but controversial, products and services, including adult content, cryptocurrencies, firearms and gambling activity; and the activities of customers, business partners and counterparties. Social media also can cause harm to our reputation. By its very nature, social media can reach a wide audience in a very short amount of time, which presents unique challenges for corporate communications. Negative or otherwise undesirable publicity generated through unexpected social media coverage can damage our reputation and brand. Negative publicity regarding us, whether or not true, may result in customer attrition and other harm to our business prospects. There has also been increased focus on topics related to environmental, social and governance policies, and criticism of our policies in these areas could also harm our reputation and/or potentially limit our access to some forms of capital or liquidity.

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

We will need additional financing in the future to repay or refinance our existing debt at maturity, or otherwise, and to fund our growth. As of the date of this Annual Report on Form 10-K, we had outstanding $100 million of 7.000% senior notes due in January 2026, $316 million of 4.25% convertible senior notes due in June 2028 and $900 million of 9.750% senior notes due in March 2029. The availability of additional financing will depend on a variety of factors such as financial market conditions generally, including the availability of credit to the financial services industry and our lender counterparties’ willingness to lend to us, consumers’ willingness to place money on deposit with us, our performance and credit ratings and the performance of our securitized portfolios. As an example of circumstances impacting our lenders’ willingness to lend, U.S. federal banking regulators proposed new rules in July 2023, commonly referred to as the Basel III “Endgame” or B3E, which would significantly revise the capital requirements applicable for large banking organizations with total assets of $100 billion or more. While the proposed B3E rules would not directly apply to us because we are under the $100 billion asset threshold, most of our institutional lenders would be subject to the enhanced capital requirements under B3E, which could limit their lending capacity available to lend to us and other borrowers. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the uncertainty and volatility experienced in the capital and credit markets during recessions and periods of financial stress, may limit our ability to obtain additional financing or refinance maturing liabilities on desired terms (including funding costs) in a timely manner, or at all. As a result, we may be forced to delay obtaining funding or be forced to issue or raise funding on undesirable terms, which could significantly reduce our financial flexibility and cause us to contract or not grow our business, all of which could have a material adverse effect on our results of operations and financial condition.

Given the current high interest rate environment and other recessionary pressures, the debt markets are volatile, and there can be no assurance that significant disruptions, uncertainties and volatility will not occur in the future. Specifically, availability of capital from the non-investment grade debt markets is currently subject to significant volatility, and there can be no assurance that we will be able to access those markets at attractive rates, or at all. It is possible that we will be required to repay or refinance some or all of our maturing debt in volatile and/or unfavorable markets. If we are unable to continue to fund our business operations, access capital markets for debt refinancings and otherwise, and attract deposits on favorable terms and in a timely manner, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our results of operations and financial condition may be materially adversely affected.

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

Moreover, as a result of Basel III, which refers generally to a set of regulatory reforms adopted in the U.S. and internationally that are meant to address issues that arose in the banking sector during the 2008-2010 financial crisis, banks have become subject to more stringent capital, liquidity and leverage requirements. In response to Basel III, certain lenders of private placement commitments within our securitization trusts have sought and obtained amendments to their respective transaction documents permitting them to delay disbursement of funding increases by up to 35 days. Although funding may be requested from other lenders who have not delayed their funding, access to financing could be disrupted if all of the lenders implement such delays or if the lending capacities of those who did not do so were insufficient to make up the shortfall. In addition, excess spread may be affected if the trust’s borrowing costs increase as a result of Basel III. Such cost increases may result, for example, because the investors are entitled to indemnification for increased costs resulting from such regulatory changes.

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

A significant source of our funds is customer deposits, primarily in the form of certificates of deposit and other savings products. We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. In recent years, deposits have become an increasingly important source of funds for us, with, for example, our retail deposits growing 18% from $5.5 billion as of December 31, 2022 to $6.5 billion as of December 31, 2023, accounting for 34% of our funding base. Our funding strategy includes continued growth of our liquidity through deposits. The deposit business continues to experience intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to attract and maintain retail deposits remains highly dependent on the products we offer, the strength of our Banks, the reputability of our business practices and our financial health. Adverse perceptions regarding our lending practices, regulatory compliance, protection of customer information or sales and marketing practices, or actions taken by regulators or others with respect to our Banks, could impede our competitive position in the deposits market. Furthermore, the failures of other financial institutions (such as those of Silicon Valley Bank and Signature Bank in early 2023) or broader concerns about the financial services industry may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely.

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

The FDIA prohibits an insured bank from offering interest rates on any deposits that significantly exceed rates in its prevailing market, unless it is “well capitalized”. A bank that is less than “well capitalized” may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and as of December 31, 2023, each of our Banks met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that our Banks will continue to meet those requirements. Any limitation on the interest rates our Banks can pay on deposits may competitively disadvantage us in attracting and retaining deposits, resulting in a material adverse effect on our business.

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

As of December 31, 2023, we had $13.6 billion in deposits, with approximately $6.6 billion in non-maturity savings deposits and approximately $7.0 billion in certificates of deposit. If, for whatever reason, we are unable to grow or maintain our deposit levels, our liquidity, ability to grow our business and profitability could be materially adversely affected.

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

Any reduction in our credit ratings could increase the cost of our funding from, and restrict our access to, the capital markets and have a material adverse effect on our results of operations and financial condition.

Ratings of our debt are based on a number of factors, including financial strength, as well as factors not within our control, including conditions affecting the financial services industry, and the macroeconomic environment. Our ratings could be downgraded at any time and without any notice by any of the rating agencies, which could, among other things, adversely limit our access to the capital markets and adversely affect the cost and other terms upon which we are able to obtain funding. Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to confirm the ratings of our asset-backed securities, it could limit our ability to access the securitization markets.

Changes in market interest rates could negatively affect our profitability.

Changes in market interest rates cause our finance charges and our interest expense to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. We fund credit card and other loans with a combination of fixed rate and floating rate funding sources that include deposits and securitized financings. We also have unsecured term debt that is subject to variable interest rates, and we may in the future incur additional debt or issue preferred equity that rely on variable interest rates. Beginning in March 2022, the Federal Reserve Board began raising the federal funds rate in an effort to curb inflation, and the Federal Reserve Board continued raising interest rates throughout 2023.

The interest rate benchmark for most of our floating rate assets is the Prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the Secured Overnight Financing Rate (SOFR) or the Federal funds rate. The Prime rate and SOFR or the Federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and policies of various governmental and regulatory agencies, in particular the Federal Reserve. Changes in monetary policy, including changes in interest rate controls being applied by the Federal Reserve, could influence the amount of interest we receive on our Credit card and other loans and the amount of interest we pay on deposits and borrowings. In 2022, we began indexing our variable rate debt to SOFR as a result of the discontinuation of the London Interbank Offered Rate (LIBOR) beginning in 2021. Accordingly, SOFR is a relatively new reference rate, has a limited history and is based on short-term repurchase agreements, backed by Treasury securities. Changes in SOFR can be volatile and difficult to predict, and there can be no assurance that SOFR will perform similarly to the way LIBOR would have performed at any time. As a result, the amount of interest we may pay on our credit facilities is difficult to predict.

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

As of February 12, 2024, we had an aggregate of 135,775,535 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 5,215,434 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 886,085 shares have been issued and 2,056,953 shares are issuable upon vesting of restricted stock awards and restricted stock units. Under the terms of the applicable indenture, we also reserved

10,287,897 shares in connection with the issuance of our 4.25% convertible senior notes due in June 2028. We have reserved for issuance 1,500,000 shares of our common stock, 182,927 of which remain issuable, under our 401(k) Plan as of December 31, 2023. In addition, we may issue shares of our common stock in connection with acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such transactions could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.

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

There is no guarantee that we will pay future dividends or repurchase shares of our common stock at a level anticipated by stockholders, which could reduce returns to our stockholders. Decisions to declare future dividends on, or repurchase our common stock will be at the discretion of our Board of Directors based upon a review of relevant considerations.

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

Although not a bank holding company as defined, Bread Financial Holdings, Inc. is our parent holding company and, as such, depends on dividends, distributions and other payments from subsidiaries, particularly our Banks, to fund dividend payments, any potential share repurchases, payment obligations, including debt obligations, and to provide funding and capital, as needed, to our other operating subsidiaries. Banking laws and regulations and our banking regulators may limit or prohibit our transfer of funds freely, either to or from our subsidiaries, at any time. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations or otherwise achieve strategic objectives. For more information, see “Business — Supervision and Regulation”.

In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our audited Consolidated Financial Statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments and estimates in determining the Allowance for credit losses, accruals for employee-related liabilities, accruals for uncertain tax positions, valuation allowances on deferred tax assets and legal contingencies. We also make assumptions, judgments and estimates for items such as the fair value of financial instruments, any impairment of goodwill, long-lived assets and other prepaid or intangible assets, the fair value of stock awards, as well as the recognition of revenue. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the audited Consolidated Financial Statements. Actual results could differ materially from our estimates as a result of adverse impacts from various factors, including regulatory or legislative changes, or if future macroeconomic conditions or future operating results differ significantly from our current assumptions, and such differences could significantly impact our financial results.

Legal, Regulatory and Compliance Risks

Our business is subject to extensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition.

We, primarily through our Banks and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking and consumer financial protection regulations are intended to protect consumers, depositors’ funds, the DIF, and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Federal and state legislative bodies and regulatory agencies continually review banking laws, regulations and policies for possible changes. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in supervision, often impose additional compliance costs. The scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the 2008-2010 financial crisis, and more recently in light of other factors such as technological and market changes. We believe that regulatory enforcement and fines have also increased across the banking and financial services sector. Further, the scope of regulation and the intensity of supervision will likely remain high in the current regulatory environment, including with respect to late fees, interchange fees and other matters. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit what we may charge for certain banking services, among other things. For example, in February 2023, the CFPB published a proposed rule that would significantly reduce the amount of late fees that we are authorized to charge under the CARD Act safe harbor. The CFPB’s proposed late fee rule and its potential impact on our business are discussed in more detail in the subsequent risk factor below. Other examples of state and federal legislation we are tracking include legislation intended to place caps on the interest rates that we and other financial institutions are permitted to charge.

We expect that we, like the rest of the banking sector, will remain subject to increased regulation and supervision of our industry by bank regulatory agencies and that there may be additional and changing requirements and conditions imposed on us, any of which could increase our costs, require increased management attention, and adversely impact our results of operations.

In connection with their continuous supervision and examinations of us, the FDIC, CFPB and/or other regulatory agencies may require changes in our business or operations, and any such changes may be judicially enforceable or impractical for us to contest. We may also become subject to formal or informal enforcement and other supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. For example, in late November 2023, the FDIC issued a consent order to one of our subsidiaries, arising out of the June 2022 transition of our credit card processing services to strategic outsourcing partners. For additional information regarding this consent order, see “Item 1. Business – Supervision and Regulation” above. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Enforcement and other supervisory actions also can result in the imposition of civil monetary penalties or injunctions, related litigation by private plaintiffs, damage to our reputation, and a loss of customer or investor confidence. We could be required, as well, to dispose of specified assets and liabilities within a prescribed period of time. As a result, any enforcement or other supervisory action could have an adverse effect on our business, results of operations, financial condition and prospects.

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

Our failure to comply with the laws, regulations, and supervisory actions to which we are subject, even if the failure is inadvertent or reflects a difference in interpretation, could subject us to fines, other penalties, and restrictions on our business activities, any of which could adversely affect our business, results of operations, financial condition, cash flows, capital base, and the price of our securities.

See “Item 1. Business — Supervision and Regulation” for more information about certain laws and regulations to which we are subject and their impacts on us.

We continue to await a final rule from the CFPB regarding credit card late fees, which could represent a significant departure from the rules that are currently in effect. In the event the terms of any such final rule are substantially similar to those set forth in the proposed rule, we expect the rule would have a significant adverse impact on our business, results of operations and financial condition for at least the short term and, depending on the effectiveness of our actions taken in response to the rule, potentially over the long term.

As discussed in “Business – Supervision and Regulation” above, in February 2023 the CFPB published a proposed rule with request for public comment that would significantly reduce the safe harbor amount for late fees that credit card issuers are authorized to charge. During the comment period, we joined in a comment letter submitted by the American Bankers Association (ABA), as well as submitting our own comment letter expressing our views that the proposed rule would harm consumers, that the CFPB’s assumptions were untested, unvalidated and incorrect, and that the CFPB failed to consider the proposed rule’s impact on smaller financial entities and mid-sized private label credit card issuers. Under the proposed rulemaking, the rule would: (i) decrease the safe harbor amount for credit card late fees to $8 and eliminate a higher safe harbor dollar amount for subsequent late payments; (ii) eliminate the annual inflation adjustments that currently exist for the late fee safe harbor dollar amounts; and (iii) require that late fees not exceed 25% of the consumer’s required minimum payment. The “safe harbor” dollar amounts referenced in the CFPB’s rulemaking refer to the amounts that credit card issuers may charge as late fees under the Credit Card Accountability Responsibility and Disclosure Act of 2009 without reference to the issuer’s cost to collect. Under the CARD Act, these safe harbor amounts, since their initial implementation, have been subject to annual adjustment based on changes in the consumer price index, and the safe harbor amounts are currently set at $30 for an initial late fee and $41 for subsequent late fees incurred in one of the next six billing cycles. Accordingly, the proposed $8 safe harbor amount on late fees (and the elimination of the annual inflation-based adjustment thereto) would represent a significant decrease from the current safe harbor amounts. In addition, while not a part of the proposed rule, the CFPB sought comment on whether late fees should be prohibited if the applicable payment is made within 15 days of the due date and whether, as a condition to utilizing the safe harbor, credit card issuers should be required to offer automatic payment options and/or provide certain notifications of upcoming payment due dates.

In the event the CFPB issues a final rule that is substantially similar to the proposed rule, we would expect the final rule to be challenged in one or more legal proceedings. However, assuming these legal challenges are not successful and the CFPB’s final rule becomes effective on the terms substantially similar to those set forth in the proposed rule, this rule would represent an approximately 75% reduction in the amount of late fees that we are authorized to charge under the CARD Act safe harbor, which we expect would have a significant adverse impact on our revenue, results of operations and other financial metrics for at least the short term and, depending on the effectiveness of the mitigating actions that we may take in response to the rule, potentially over the long term. We are evaluating a number of strategies designed to limit the impact of any such final rule on us and have started to execute certain of these strategies, but it may not be feasible for us to fully implement these strategies in the short term, and we cannot guarantee that these efforts will ultimately be successful even if and when fully implemented. Moreover, any such final rule (and certain of our mitigating strategies) may present other risks and adverse impacts to our business, results of operations and financial condition, which could include, without limitation, the loss of customers due to tightened underwriting standards or negative customer response to higher rates and fees, impacts to customer payment behavior due to decreased incentives to pay, further regulatory action in response to mitigating strategies that may be employed by us or other credit card issuers, adverse impacts to or disputes with our brand partners, strategic non-renewals of certain brand partner relationships that cease to be profitable and balance sheet impairments, including of goodwill, long-lived assets and other prepaid or intangible assets.

Additional discussion regarding the CFPB’s rulemaking can be found in “Management’s Discussion & Analysis – Business Environment” below. See also “Business — Supervision and Regulation” above for more information about certain laws and regulations to which we are subject and their impacts on us, including related risks and uncertainties.

Litigation and other actions and disputes could subject us to significant fines, penalties, judgments and/or requirements resulting in significantly increased expenses, damage to our reputation and/or a material adverse effect on our business.

Businesses in the financial services and payments industry has historically been, and continues to be, subject to significant legal actions, including class action lawsuits. Many of these actions have included claims for substantial compensatory or punitive damages. While we have historically relied on our arbitration clause (which includes a class action waiver) in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will always be successful in enforcing our arbitration clause in the future. There may also be legislative, regulatory or other efforts to limit or eliminate the use of arbitration clauses or class action waivers, and if our arbitration provisions are found to be unenforceable or are otherwise limited or eliminated, our exposure to class action litigation could increase significantly. Further, even if our arbitration clause remains enforceable, we may be subject to mass arbitrations in which large groups of consumers bring arbitrations against us simultaneously. The continued focus of merchants on issues relating to the acceptance of various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation.

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

In addition, under the “Source of Strength” doctrine, we are required to serve as a source of financial strength to our Banks and may not conduct our operations in an unsafe or unsound manner. Under these requirements, in the future, we could be required to provide financial assistance to our Banks if the Banks experience financial distress. This support may be required at times when we might otherwise have determined not to provide it or when doing so is not otherwise in our interests or the interests of our stockholders or creditors.

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

Operational risk is the risk arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. Operational losses result from internal fraud; external fraud; inadequate or inappropriate employment practices and workplace safety; failure to meet professional obligations involving partners, products, and business practices; damage to physical assets; business disruption and systems failures; and/or failures in execution, delivery, and process management. As processes or organizations are changed, or new products and services are introduced, we may not fully appreciate or identify new operational risks that may arise from such changes. Through human error, fraud or malfeasance, conduct risk can result in harm to customers, broader markets and us and our employees.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (IRA), which, among other changes, imposes a 15% corporate alternative minimum tax (CAMT) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion average adjusted pre-tax net income on their consolidated financial statements) as well as an excise tax of 1% on the fair market value of certain public company stock repurchases for tax years beginning after December 31, 2022. Effective January 1, 2023, we adopted the applicable provisions under the IRA, which has not had a significant impact on our financial position, results of operations or cash flows, nor has it resulted in significant changes to the supporting operational processes, controls or governance. If we become subject to CAMT in the future, our cash obligations for U.S. federal income taxes could be increased. To the extent the 1% excise tax will apply to any repurchases of shares under any new repurchase programs, the number of shares we repurchase and our cash flow may be affected.

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

There are certain risks associated with the Convertible Notes that we issued in 2023, including that the conversion of the Convertible Notes may dilute the ownership interest of our existing stockholders and affect our per share results and the trading price of our common stock. In addition, the fundamental change provisions associated with the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.

The Convertible Notes that we issued in June 2023 are convertible and, upon any such conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock (at our election), in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The issuance of shares of our common stock, if any, upon conversion of the Convertible Notes may dilute the ownership interests of existing stockholders, to the extent such dilution is not offset by the Capped Call transactions. Issuances of stock, if any, upon conversion of the Convertible Notes may also affect our per share results of operations. Any sales in the public market of our common stock issuable upon such conversions could adversely affect prevailing market prices of our common stock. For additional information regarding our Convertible Notes and the associated Capped Call transactions, see Note 10, “Borrowings of Long-Term and Other Debt” to our audited Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

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

Our 2022 transition of our credit card processing services to strategic outsourcing partners was a significant and complex undertaking, which resulted in unanticipated platform stability issues and related impacts that have adversely impacted, and may continue to adversely impact, our business, results of operations, reputation and brand.

In late June 2022, we completed the transition of our credit card processing services to strategic outsourcing partners, including Fiserv for our core processing services and Microsoft for related cloud infrastructure services. As we described previously, transitioning these services from our legacy platforms to strategic partners with established systems and functionality presented significant risks, including, but not limited to, potential losses or corruption of data, changes in security processes, implementation delays and cost overruns, resistance from current partners and account holders, disruption to operations, loss of customization or functionality, reliability issues with legacy systems prior to cutover and incurrence of outsized consulting costs to complete the transition. In addition, as previously disclosed, the pursuit of multiple new product integrations and outsourcing transitions simultaneously increased the complexity and risk, as well as magnified the potential for the unintended consequences, including an inability to retain or replace key personnel during the transition as well as the incurrence of unexpected expenses as we adopted new processes for managing these service providers and established controls and procedures to ensure regulatory compliance. In connection with the transition, we experienced unanticipated issues with platform stability, which resulted in outages and interruptions in our call center operations and online customer service platforms. These outages and interruptions resulted in a number of adverse impacts, including customer complaints, negative social media postings, reputational damage, regulatory scrutiny, lost potential revenue, remediation costs, timing-related impacts to our Delinquency rate and Net loss rate data, and increased consulting and professional fees. Furthermore, in late November 2023, the FDIC issued a consent order to one of our subsidiaries arising out of the transition, and we may be subject to further regulatory scrutiny or actions in connection with the transition. For additional information regarding this consent order, see “Item 1. Business – Supervision and Regulation” above. These challenges associated with the transition have adversely impacted, and may continue to adversely impact, our business, results of operations, financial condition, and result in damage to our reputation and our brand. Moreover, now that we have completed this transition, it would be difficult and disruptive for us to replace certain of these third-party vendors, particularly Fiserv, in a timely or seamless manner if they were unwilling or unable to continue to provide us with these services in the future (as a result of their financial or business conditions or otherwise), which could materially impact our business and operations.

Failure to safeguard our data and consumer privacy could affect our reputation among our partners and their customers, and may expose us to legal claims.

Although we have extensive physical and cyber security controls and have implemented a cybersecurity risk management and governance program and associated procedures, our data has in the past been and in the future may be subject to unauthorized access. In such instances of unauthorized access, we may have data loss that could harm our customers and brand partners. This in turn could lead to reputational risk as concerns with security and privacy of data may result in consumers and future and existing brand partners not wanting to use our product offerings. We also have arrangements in place with our partners and other third parties through which we share and receive information about their customers who are or may become our customers, which magnifies certain information security issues. Information security risks for large financial institutions have increased with the adoption of new technologies, including those used on mobile devices, to conduct financial and other business transactions, and the increased sophistication and activity level of threat actors. The use of our products and services could decline if any compromise of physical or cyber security occurred. In addition, any unauthorized release of customer information or any public perception that we released customer information without authorization, could subject us to legal claims from our partners or their customers, consumers or regulatory enforcement actions, which may adversely affect our partner relationships and result in damage to our reputation and our brand. We cannot be certain that our cybersecurity insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.

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

Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in advanced digital and other technology across all areas of our business, including in access management, vulnerability management, transaction processing, data management and analytics, machine learning and artificial intelligence, customer interactions and communications, alternative payment and financing mechanisms, authentication technologies and digital identification, tokenization, real-time settlement, and risk management and compliance systems. Incorporating new technologies into our products and services, including developing the appropriate governance and controls consistent with statutory and regulatory expectations, requires substantial expenditures and takes considerable time, and ultimately may not be successful. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, our existing technology.

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

Risks Related to the LoyaltyOne Spinoff

The LoyaltyOne spinoff could result in substantial tax liability to us and our stockholders, and more generally, we have been adversely affected by LVI’s performance, and we may continue to be adversely affected by LVI’s ongoing bankruptcy proceedings or litigation or other disputes involving or relating to LVI.

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

More generally, we have been adversely affected by LVI’s performance, and we may continue to be adversely affected by the ongoing LVI Bankruptcy Proceedings or disputes involving or relating to LVI. During 2022, LVI’s stock price decreased significantly and, as a result, we wrote down the value of our 19% shareholding in LVI from $50 million as of December 31, 2021, to $6 million as of December 31, 2022. As of March 31, 2023, we had written down the value of these LVI shares to zero. We continued to hold our 19% ownership interest in LVI until it, along with all other common stock of LVI, was cancelled and extinguished pursuant to LVI’s Chapter 11 Plan, which became effective in June 2023.

Furthermore, though we believe that our process and decision-making with respect to the spinoff transaction were entirely appropriate, LoyaltyOne, Co. (the LVI subsidiary that operated its Canadian AIR MILES business) filed suit against us and Joseph Motes, our general counsel, in the Ontario Superior Court of Justice in Canada in October 2023. The lawsuit asserts that Mr. Motes, in his capacity as a pre-spinoff director of LoyaltyOne, Co., breached various fiduciary duties owed to LoyaltyOne, Co. in connection with the LVI spinoff and certain other transactions, and that Bread Financial assisted in and benefited from those breaches. The lawsuit seeks damages in the amount of $775 million. LVI has also established a litigation trust in the U.S. Chapter 11 proceedings to pursue claims against us and one or more members of our management team in respect of the spinoff transaction, although no such claims have been filed to date. While we believe that the suit filed against us in Canada and any other claims in connection with the spinoff are without merit and we will defend ourselves vigorously, litigation is complex and the outcomes are inherently uncertain. LoyaltyOne, Co. is also contesting our entitlement to certain potential tax refunds under the tax matters agreement, and we may also become involved in other disputes with respect to the spinoff agreements with LVI, or incur other liabilities or obligations under contractual arrangements with LVI. In addition, a putative federal securities class action complaint was filed in April 2023 against us and current and former members of our management team concerning disclosures made about LVI’s business, which we believe is without merit and we will defend ourselves vigorously. Any litigation or dispute arising out of or relating to the spinoff could distract management, result in significant legal and other costs, and otherwise adversely impact our financial position, results of operations and financial condition.

RISK MANAGEMENT

Our Enterprise Risk Management (ERM) program is designed to ensure that all significant risks are identified, measured, monitored and addressed. Our ERM program reflects our risk appetite, governance, culture and reporting. We manage enterprise risk using our Board-approved Enterprise Risk Management Framework, which includes Board-level oversight, risk management committees, and a dedicated risk management team led by our Chief Risk Officer (CRO). Our Board and executive management determine the level of risk we are willing to accept in pursuit of our objectives, through the ERM program and the well-defined risk appetite statements developed thereunder. We utilize the “three lines of defense” risk management model to assign roles, responsibilities and accountabilities for taking and managing risk.

Governance and Accountability

Board and Board Committees

Our Board of Directors, as a whole and through its committees, maintains responsibilities for the oversight of risk management, including monitoring the “tone at the top,” and our risk culture and overseeing emerging and strategic risks. While our Board’s Risk & Technology Committee has primary responsibility for oversight of enterprise risk management, the Audit, Compensation & Human Capital and Nominating & Corporate Governance Committees also oversee risks within their respective areas of responsibilities. Each of these Board Committees consists entirely of independent directors and provides regular reports to the full Board regarding matters reviewed at their Committee meetings.

Risk Management Roles and Responsibilities

In addition to our Board and Board Committees, responsibility for risk management also flows to other individuals and entities throughout the Company, including various management committees and executive management. Our ERM Framework defines our “three lines of defense” risk management model, which includes the following:
•The “first line of defense” is comprised of the business areas that engage in activities that generate revenue or provide operational support or services that introduce risk to us. As the business owner, the first line of defense is responsible for, among other things, identifying, owning, managing and controlling key risks associated with their activities, timely addressing issues and remediation, and implementing processes and procedures to strengthen the risk and control environment. The first line of defense identifies and manages key risk indicators and risks and controls consistent with our risk appetite. The executive officers who serve as leaders in the “first line of defense,” are responsible for ensuring that their respective functions operate within established risk limits, in accordance with our risk appetite. These leaders are also responsible for identifying risks, considering risk when developing strategic plans, budgets and new products, and implementing appropriate risk controls when pursuing business strategies and objectives. In addition, these leaders are responsible for deploying sufficient financial resources and qualified personnel to manage the risks inherent in our business activities.

•The “second line of defense” consists of an independent risk management team charged with oversight and monitoring of risk within the business. The second line of defense is responsible for, among other things, formulating our ERM Framework and related policies and procedures, effectively challenging the first line of defense and identifying, monitoring and reporting on aggregate risks of the business and support functions.
Our risk management team, which is led by our CRO and includes compliance, provides oversight of our risk profile and is responsible for maintaining a compliance program that includes compliance risk assessment, policy development, testing and reporting activities.
The CRO manages our risk management team and is responsible for establishing and implementing standards for the identification, management, measurement, monitoring and reporting of risk on an Enterprise-wide basis. The CRO is responsible for developing an appropriate risk appetite with corresponding limits that aligns with supervisory expectations, and proposing our risk appetite to the Board of Directors. The CRO regularly reports to the Risk & Technology Committee as well as the Banks’ Risk and Compliance Committees on risk management matters.

•The “third line of defense” is comprised of our Global Audit organization. The third line of defense provides an independent review and objective assessment of the design and operating effectiveness of the first and second lines of defense, governance, policies, procedures, processes and internal controls, and reports its findings to executive management and the Board, through the Audit Committee. Global Audit is responsible for performing periodic, independent reviews and testing compliance with our and the Banks’ risk management policies and standards, as well as with regulatory guidance and industry best practices. Global Audit also assesses the design of our and the Banks’ policies and standards and validates the effectiveness of risk management controls, and reports the results of such reviews to the Audit Committee.

Management Committees

We operate several internal management committees, including at each of our Banks, a Bank Risk Management Committee (BRMC) and, effective January 2023, an IT Governance Committee (ITGC). The BRMCs and ITGCs are the highest-level management committees at the Banks to oversee risks and are responsible for risk governance, risk oversight and making recommendations on the Banks’ risk appetite. The BRMCs and ITGCs monitor compliance with limits and related escalation requirements, and oversee implementation of risk policies.

In addition to the BRMCs and ITGCs, we maintain the following risk management committees at each of our Banks to oversee the risks listed below: the Credit Risk Management Committee; Compliance Risk Management Committee; Operational Risk Management Committee; Model Risk Management Committee; and the Asset & Liability Management Committee. Each of these Committees is responsible for one or more of the Banks’ eight risk categories, which are described in greater detail below under the heading “Risk Categories”. For its risk category(ies) of responsibility, each Committee provides risk governance, risk oversight and monitoring. Each Committee reviews key risk exposures, trends and significant compliance matters, and provides guidance on steps to monitor, control and escalate significant risks. We include the risk information provided by the BRMCs and the ITGCs, and these management risk committees, along with additional risk information that is identified at the Parent Company level in our determination and assessment of the risks that are presented to and discussed with our Board and Board Committees.

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
We are exposed to credit risk relating to the credit card and BNPL loans we make to our customers. Our credit risk relates to the risk that consumers using the private label, co-brand, general purpose or business credit cards or BNPL loans that we issue will not repay their loan balances. To minimize our risk of credit card or other loan write-offs, we have developed automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new account-holders, establishing or adjusting account-holder credit limits and applying our risk-based pricing. The credit risk on our credit card and BNPL loans is quantified through our Allowance for credit losses which is recorded net with Credit card and other loans on our Consolidated Balance Sheets. Credit risk is overseen and monitored by the Credit Risk Management Committee.

Market Risk

Market Risk includes interest rate risk which is the risk arising from movements in interest rates. Interest rate risk results from:

•differences between the timing of rate changes and the timing of cash flows (repricing risk);
•changing rate relationships among different yield curves affecting an organization’s activities (basis risk);
•changing rate relationships across the spectrum of maturities (yield curve risk); and
•interest-related options embedded in certain products (options risk).

Our principal market risk exposures arise from volatility in interest rates and their impact on economic value, capitalization levels and earnings. We use various market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates on our Net interest income. The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on Net interest income from an instantaneous and sustained 100 basis point increase or decrease in interest rates. Due to the mix of fixed and floating rate assets and liabilities on our Consolidated Balance Sheet as of December 31, 2023, this hypothetical instantaneous 100 basis point increase or decrease in interest rates would have an insignificant impact on our annual Net interest income. Actual changes in our Net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in interest rates. The Asset & Liability Management Committee assists the Banks’ Board of Directors and Bank Management in overseeing, reviewing, and monitoring market risk.

Liquidity Risk

Liquidity Risk is the risk arising from an inability to meet obligations when they come due. Liquidity Risk includes the inability to access funding sources or manage fluctuations in funding levels. Liquidity Risk also results from an organization’s failure to recognize or address changes in market conditions. The primary liquidity objective is to maintain a liquidity profile that will enable us, even in times of stress or market disruption, to fund our existing assets and meet liabilities in a timely manner and at an acceptable cost. Policy and risk appetite limits require us and the Banks to ensure that sufficient liquid assets are available to survive liquidity stresses over a specified time period. The Asset & Liability Management Committee assists the Banks Board of Directors and Bank Management in overseeing, reviewing, and monitoring liquidity risk.

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

Operational risk is inherent in all business activities and can impact us through direct or indirect financial loss, brand damage, customer dissatisfaction, and legal and regulatory penalties. We have implemented an operational risk framework that is defined in the Operational Risk Management Policy. The Operational Risk Management Committee, chaired by our Chief Operational Risk Officer, oversees and monitors operational risk exposures, including escalating issues and recommending policies, procedures and practices to manage operational risks.

As part of our Operational Risk Program, we maintain an information and cybersecurity risk management program, which is led by our Chief Information Security Officer (CISO) and is designed to protect the confidentiality, integrity, and availability of critical information and information systems from unauthorized access, use, disclosure, disruption, modification, or destruction. The Program leverages security technology, a team of internal and external experts, and operations based on the National Institute of Standards and Technology Cybersecurity Framework. This consists of controls designed to protect, detect, identify, respond and recover from cybersecurity incidents. We continue to invest in enhancements to cybersecurity capabilities and engage in industry and government forums to promote advancements to the broader financial services cybersecurity ecosystem. For further discussion of our cybersecurity risk management program, see “Item IC.—Cybersecurity”.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Cybersecurity Risk Management and Strategy

As noted above under “Risk Management”, we maintain an information and cybersecurity risk management program, which is led by our CISO and is designed to protect the confidentiality, integrity and availability of critical information and information systems.

The program is designed based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF); provided that this does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test, train or otherwise assist with aspects of our security controls;
•security tools deployed in the IT environment for protection against and monitoring for suspicious activity;
•cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. We face certain ongoing risks from cybersecurity threats such as loss or theft of data, ransomware or other disruptive attacks from financially motivated bad actors, and third party supply chain issues that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For further discussion, see “Item 1A. Risk Factors – Risk Management”.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk to be a critical part of its risk oversight function and has delegated to the Risk & Technology Committee primary oversight of cybersecurity and other information technology risks. The Audit Committee also reviews cybersecurity matters are part of its oversight of major financial risk exposures. The Risk & Technology Committee oversees management’s implementation of our cybersecurity risk management program.

The Risk & Technology Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Risk & Technology Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Risk & Technology Committee periodically reports to the Board of Directors regarding its activities, including those related to cybersecurity. As part of its oversight of major financial risk exposures, the Audit Committee also reviews with management and the Company’s internal and independent auditors the Company’s risk assessments and risk management program, including with respect to cybersecurity. Board members receive presentations on cybersecurity topics from our CISO or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CISO, Chief Risk Officer (CRO) and Chief Operational Risk Officer (CORO), is responsible for assessing and managing our material risks from cybersecurity threats. Our management team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO works closely with our CRO and CORO, who are responsible for providing effective oversight and challenge to the activities of our CISO.

Our CISO, who reports to our Executive Vice President and Chief Technology Officer, has 30 years of cybersecurity, risk and technology experience across the financial services, banking and insurance industries. She maintains both Certified Enterprise Risk Professional (CERP) and Certified Information Systems Auditor (CISA) certifications. She serves on CyberOhio as an advisor to the State of Ohio and is active as a Board member at Ohio University Grid Computing and Emerging Technologies program. She is an active member in several CISO forums. Each of our CRO (who reports to our Chief Executive Officer) and CORO (who reports to our CRO) has over 25 years of financial services experience in operations and risk management.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, and, as appropriate, provides briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2.    Properties.

As of December 31, 2023, we leased 14 general office properties, comprised of approximately 1.6 million square feet, of which approximately 0.9 million square feet are subleased or on the sublease market. Our principal facilities used to carry out our operational, sales and administrative functions are as follows (in alphabetical order, by city):

Location	Approximate Square Footage		Lease Expiration Date
Bangalore, Karnataka, India	87,400		January 31, 2029
Chadds Ford, Pennsylvania	9,900		April 30, 2027
Coeur D'Alene, Idaho	46,000		July 31, 2038
Columbus, Ohio	326,400		September 12, 2032
Columbus, Ohio	17,500		June 30, 2024
Draper, Utah	22,900	(1)	August 31, 2031
New York, New York	18,500		January 31, 2026
Plano, Texas	28,000	(1)	June 30, 2026
Wilmington, Delaware	5,200		June 30, 2025
______________________________
(1)Excludes square footage of subleased portion.

We believe our current facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

Item 3.    Legal Proceedings.

Refer to Part I, Item 1A, “Risk Factors—Legal, Regulatory and Compliance Risks”, “Risk Factors—Risks Related to the LoyaltyOne Spinoff” and Note 15 “Commitments and Contingencies” to our audited Consolidated Financial Statements, which are incorporated herein by reference.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE and trades under the symbol “BFH”.

Holders

As of February 12, 2024, the closing price of our common stock was $37.37 per share, there were 49,424,247 shares of our common stock outstanding, and there were 93 holders of record of our common stock.

Dividends

Payment of future dividends is subject to declaration by our Board of Directors. Factors considered in determining dividends include, but are not limited to, our profitability, expected capital needs and legal, regulatory and contractual restrictions. See also “Risk Factors—There is no guarantee that we will pay future dividends or repurchase shares of our common stock at a level anticipated by stockholders, which could reduce returns to our stockholders.”. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.

On January 25, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on March 15, 2024, to stockholders of record at the close of business on February 9, 2024.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				( Millions)
October 1-31	6,788	$28.23	—	$—
November 1-30	8,450	28.35	—	—
December 1-31	707	32.43	—	—
Total	15,945	$28.48	—	$—
______________________________
(1)During the periods presented, 15,945 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the Plan.

Stock Performance Graph

The following Stock Performance Graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (S&P 500 Index), and a published industry index, the S&P Financial Composite Index (S&P Financial Index), over the five-year period commencing December 31, 2018 and ended December 31, 2023.

The Stock Performance Graph assumes that $100 was invested in our common stock and each index, and that all dividends were reinvested. For the purpose of this Stock Performance Graph, historical stock prices have been adjusted to reflect the impact of the spinoff of LVI on November 5, 2021. The stock price performance on the graph below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG BREAD FINANCIAL HOLDINGS, INC.,
S&P 500 INDEX AND THE S&P FINANCIALS INDEX

DOLLARS
300
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Bread Financial Holdings, Inc.
S&P 500 Index
S&P Financial Index

*$100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.
Fiscal year end December 31.
Copyright© 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.

	Bread Financial Holdings, Inc.	S&P 500 Index	S&P Financial Index
December 31, 2018	$100.00	$100.00	$100.00
December 31, 2019	76.57	131.49	132.13
December 31, 2020	51.82	155.68	129.89
December 31, 2021	59.01	200.37	175.40
December 31, 2022	33.96	164.08	156.92
December 31, 2023	30.48	207.21	175.99

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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K particularly under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”. Unless otherwise specified, references to Notes to our audited Consolidated Financial Statements are to the Notes to our audited Consolidated Financial Statements as of December 31, 2023 and 2022 and for years ended December 31, 2023, 2022 and 2021.

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

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, the NFL, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries, including travel and entertainment, health and beauty, jewelry, sporting goods, home goods, technology and electronics and the industry in which we first began, specialty apparel. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, offers us a significant competitive advantage with products relevant across all customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings have enabled us to establish and maintain long-standing partner relationships. We operate our business through a single reportable segment, with our primary source of revenue being from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

Throughout this report, unless stated or the context implies otherwise, the terms “Bread Financial”, “BFH”, the “Company”, “we”, “our” or “us” refer to Bread Financial Holdings, Inc. and its subsidiaries on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only standalone basis. In addition, in this report we may refer to the retailers and other companies with whom we do business as our “partners”, “brand partners”, or “clients”, provided that the use of the term “partner”, “partnering” or any similar term does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Bread Financial’s relationship with any third parties. We offer our credit products through our insured depository institution subsidiaries, Comenity Bank and Comenity Capital Bank, which together are referred to herein as the “Banks”.

Effective March 23, 2022, we changed our corporate name to Bread Financial Holdings, Inc. from Alliance Data Systems Corporation, and on April 4, 2022, we changed our ticker to “BFH” from “ADS” on the NYSE. Neither the name change nor the NYSE ticker change affected our legal entity structure, nor did either change have an impact on our audited Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES

We prepare our audited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included herein constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies. In particular, Pretax pre-provision earnings (PPNR) is calculated by increasing/decreasing Income from continuing operations before income taxes by the net provision/release in Provision for credit losses. PPNR less gain on portfolio sales then decreases PPNR by the gain on any portfolio sales in the period. We use PPNR and PPNR less gain on portfolio sales as metrics to evaluate our results of operations before income taxes, excluding the volatility that can occur within Provision for credit losses and the one-time nature of a gain on the sale of a portfolio. Tangible common equity over Tangible assets (TCE/TA) represents Total stockholders’ equity reduced by Goodwill and intangible assets, net, (TCE) divided by Tangible assets (TA), which is Total assets reduced by Goodwill and intangible assets, net. We use TCE/TA as a metric to evaluate the Company’s capital adequacy and estimate its ability to cover potential losses. Tangible book value per common share represents TCE divided by shares outstanding. We use Tangible book value per common share as a metric to estimate the Company’s potential value. We believe the use of these non-GAAP financial measures provide additional clarity in understanding our results of operations and trends. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, please see “Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures” that follows.

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the year ended December 31, 2023, as well as our related outlook for 2024 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information appearing in this Annual Report on Form 10-K, including “Consolidated Results of Operations”, “Risk Factors”, and “Cautionary Note Regarding Forward-Looking Statements”, which provide further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook.

Credit sales of $28.9 billion were down 12% when compared with 2022, reflecting a moderation in consumer spending, the sale of the BJ’s portfolio in late February 2023, as well as our proactive and responsible tightening of our underwriting and credit line management given ongoing consumer payment pressures and the resumption of federal student loan payments, partially offset by new brand partner growth. Average credit card and other loans of $18.2 billion increased 3% driven by the addition of new brand partners, as well as further moderation in the consumer payment rate. End-of-period credit card and other loan balances were down 10% due to the decline in Credit sales and the sale of the BJ’s portfolio noted above. Total interest income was up 10% as a result of improved loan yields from rising prime interest rates, partially offset by higher reversals of interest and fees resulting from higher gross credit losses. Net interest margin was 19.5% in 2023 improving slightly from 19.2% in 2022. Non-interest income increased $378 million, primarily related to the $230 million gain on the BJ’s portfolio sale, increased merchant discount fees and interchange revenue earned in 2023, as well as lower payments under our retailer share arrangements due to lower credit sales and higher losses, and lower cardholder and brand partner engagement initiatives in the current year. Overall, Total net interest and non-interest income was $4,289 million, up 12% versus 2022.

From an overall credit quality perspective the exit of the BJ’s portfolio, which had higher than average credit quality, and the downward migration of existing customers’ Vantage scores due to challenging macroeconomic conditions, caused our overall portfolio’s risk score distribution to shift downward relative to December 31, 2022. However, the percentage of Vantage 660+ cardholders was still above pre-pandemic levels due to prudent credit tightening and a more diversified product mix, with co-brand and proprietary cards representing a larger portion of our portfolio.

Provision for credit losses decreased relative to 2022 driven by a reserve release in the current year of $136 million, included in which was $235 million related primarily to the sale of the BJ’s portfolio; as compared with a $626 million reserve build in the prior year. The reserve release in the current year compared with the reserve build in the prior year was partially offset by increased net principal losses of $397 million in the current year.

Our Allowance for credit losses decreased as of December 31, 2023 relative to December 31, 2022, due primarily to the reserve release from the sale of the BJ’s portfolio. Despite the decrease in the Allowance for credit losses, the Reserve rate increased, 12.0% versus 11.5% as of those same respective dates. This increase was due to several factors, including the sale of the BJ’s portfolio which had higher than average credit quality, as noted above. Additionally, the Reserve rate was impacted due to the compounding effect of persistent inflation relative to wage growth, the increased cost of consumer debt, the possibility of higher unemployment levels and the potential impacts from the resumption of federal student loan payments.

Total non-interest expenses increased 8% when compared with 2022, with the increase due to higher Employee compensation and benefits expenses as a result of increased hiring to support our investment in both technology and digital capabilities, higher Card and processing expenses, including fraud, and higher Information processing and communication expenses driven by the transition of our credit card processing services and cloud modernization initiatives. These increases were partially offset by a reduction in Marketing expenses related primarily to decreased spending associated with DTC offerings.

Throughout 2023 we also continued to execute on our debt plan, strengthen our balance sheet and improve our capital ratios, including our TCE/TA ratio and our Common equity tier 1 capital ratio, which were 9.6% and 12.2%, respectively, as of December 31, 2023. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures included in this report. As of December 31, 2023, DTC deposits grew to 34% of our total funding sources, further diversifying our funding base. During 2023 we also obtained our inaugural Parent Company issuer credit ratings, refinanced both our term loan and revolving line of credit, completed offerings of convertible and senior unsecured notes, executed a tender offer and redeemed certain of our outstanding senior unsecured notes, leading to a reduction in Parent Company debt of approximately $500 million.

Our 2024 financial outlook reflects an expected slower rate of Credit sales growth as a result of ongoing strategic credit tightening and continued moderation in consumer spending, both of which consequentially will impact loan growth and the Net loss rate. In addition, our 2024 outlook assumes multiple interest rate decreases by the Federal Reserve in the second half of the year, which will impact Total net interest income. Our outlook does not factor in the potential impacts of the proposed CFPB late fee rule.

Based on our current economic outlook, ongoing strategic credit tightening actions, higher gross credit losses, and visibility into our new business pipeline, we expect 2024 Average credit card and other loans growth to be down low-single digits relative to 2023. Excluding the BJ’s portfolio, we expect 2024 Average credit card and other loans growth to be up low-single digits. Total net interest and non-interest income, excluding gains on portfolio sales, is anticipated to be down low-to-mid single digits, driven by both lower Average credit card and other loans and Net interest margin. Our full year Net interest margin is expected to be lower than 2023, reflecting higher reversals of interest and fees due to higher expected gross credit losses, declining interest rates, and a continued shift in product mix to co-brand and proprietary products.

With our focus on expense discipline and operational excellence initiatives, we expect Total non-interest expense to be lower in 2024 than 2023 based on our current economic outlook. As a result of efficiencies gained in 2023 from our ongoing investments in technology modernization and digital advancement, along with disciplined expense management, we aim to deliver nominal positive operating leverage in 2024.

Our 2024 financial outlook also assumes a Net loss rate in the low 8% range, peaking in the first half of the year with each of the first two quarters in the mid-to-high 8% range as inflation continues to pressure consumers’ ability to pay and moderates their spend. Our outlook is inclusive of our ongoing credit tightening actions and expected slower loan growth impacting the Net loss rate.

We continue to await a final rule from the CFPB regarding credit card late fees, which we anticipate will be published in the coming months. While we cannot speculate on the exact timing or terms of the final rule, we expect that, absent a successful legal challenge, the rule will significantly reduce the safe harbor amount for late fees that we and other credit card issuers are authorized to charge, which would have a significant impact on our business and results of operations for at least the short term and, depending on the effectiveness of the mitigating actions that we may take in response to the rule, potentially over the long term. In anticipation of the final rule being published, we are evaluating a number of strategies designed to limit the impact of the final rule on our business, which may include increased annual percentage rates (APRs) and other fee-based pricing actions, certain underwriting adjustments, changes in brand partner program economics, and continued product diversification strategies. Based on our current estimates, if the rule were to be implemented as proposed and it reduced the late fee safe harbor amount to $8, assuming a hypothetical October 1, 2024 effective date, we expect that our Total net interest and non-interest income for the fourth quarter of 2024 would be negatively impacted by approximately 25% relative to the fourth quarter of 2023, after giving effect to certain of the strategies discussed above that we believe can be implemented by that time. Once the final rule is published, we will take further mitigating actions with our partners. We cannot guarantee, however, the extent to which these strategies will ultimately be successful, either in the short or the long term, and, if not fully successful, the adverse impact on our Total net interest and non-interest income could be greater than our current estimates. At this time, our 2024 financial outlook does not factor in potential impacts of the proposed CFPB late fee rule changes. For an additional discussion of the CFPB’s final rule and related risks and uncertainties, see “Risk Factors—Legal, Regulatory and Compliance Risks” and “Business—Supervision and Regulation” elsewhere in this report.

Although we recognize the more challenging macroeconomic and regulatory landscape, we remain focused on generating strong returns through prudent capital and risk management, reflecting our commitment to drive sustainable, profitable growth and build long-term value for our stakeholders.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the year ended December 31, 2023, compared with the year ended December 31, 2022, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment”, above. For a discussion of the financial condition and results of operations for 2022 compared with 2021, please refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, which discussion is incorporated herein by reference.

Table 1: Summary of Our Financial Performance

	Years Ended December 31,			$ Change		% Change
	2023	2022	2021	2023 to 2022	2022 to 2021	2023 to 2022	2022 to 2021
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$4,289	$3,826	$3,272	$463	$554	12	17
Provision for credit losses	1,229	1,594	544	(365)	1,050	(23)	nm
Total non-interest expenses	2,092	1,932	1,684	160	248	8	15
Income from continuing operations before income taxes	968	300	1,044	668	(744)	nm	(71)
Provision for income taxes	231	76	247	155	(171)	nm	(69)
Income from continuing operations	737	224	797	513	(573)	nm	(72)
(Loss) income from discontinued operations, net of income taxes(1)	(19)	(1)	4	(18)	(5)	nm	nm
Net income	718	223	801	495	(578)	nm	(72)

Net income per diluted share	$14.34	$4.46	$16.02	$9.88	$(11.56)	nm	(72)
Income from continuing operations per diluted share	$14.74	$4.47	$15.95	$10.27	$(11.48)	nm	(72)
Net interest margin(2)	19.5%	19.2%	18.2%			0.3	1.0
Return on average equity(3)	27.1%	9.8%	40.7%			17.3	(30.9)
Effective income tax rate - continuing operations	23.8%	25.4%	23.7%			(1.6)	1.7
______________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements.
(2)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(3)Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.
(nm) Not meaningful, denoting a variance of 100 percent or more.

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Years Ended December 31,			$ Change		% Change
	2023	2022	2021	2023 to 2022	2022 to 2021	2023 to 2022	2022 to 2021
(Millions, except percentages)
Interest income
Interest and fees on loans	$4,961	$4,615	$3,861	$346	$754	8	20
Interest on cash and investment securities	184	69	7	115	62	nm	nm
Total interest income	5,145	4,684	3,868	461	816	10	21
Interest expense
Interest on deposits	541	243	167	298	76	nm	46
Interest on borrowings	338	260	216	78	44	30	20
Total interest expense	879	503	383	376	120	75	31
Net interest income	4,266	4,181	3,485	85	696	2	20
Non-interest income
Interchange revenue, net of retailer share arrangements	(335)	(469)	(369)	134	(100)	(28)	27
Gain on portfolio sale	230	0	10	230	(10)	nm	nm
Other	128	114	146	14	(32)	—	—
Total non-interest income	23	(355)	(213)	378	(142)	nm	66
Total net interest and non-interest income	4,289	3,826	3,272	463	554	12	17
Provision for credit losses	1,229	1,594	544	(365)	1,050	(23)	nm
Total net interest and non-interest income, after provision for credit losses	$3,060	$2,232	$2,728	$828	$(496)	37	(18)
______________________________
(nm) Not meaningful, denoting a variance of 100 percent or more.

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income increased for the year ended December 31, 2023, primarily resulting from Interest and fees on loans. The increase during the period, relative to the prior year, was due to both an increase in finance charge yields of approximately 126 basis points driven by increases in the prime interest rate, as well as, to a lesser extent, an increase in Average credit card and other loans; partially offset by higher reversals of interest and fees resulting from higher gross credit losses.

Interest expense: Total interest expense increased for the year ended December 31, 2023, due to the following:

•Interest on deposits increased due to higher average interest rates which increased interest expense by $269 million, as well as higher average balances which increased interest expense by $29 million.
•Interest on borrowings increased due to higher average interest rates which increased funding costs $141 million, partially offset by lower average borrowings which decreased funding costs by approximately $63 million.

Non-interest income: Total non-interest income increased for the year ended December 31, 2023, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, decreased during the period, driven by cardholder and brand partner engagement initiatives in the prior year, and in the current year an increase in merchant discount fees and interchange revenue earned, as well as a reduction in costs associated with brand partner retailer share arrangements.
•Gain on portfolio sale reflecting the gain we recognized from the sale of the BJ’s portfolio in late February 2023.

Provision for credit losses decreased for the year ended December 31, 2023, driven by reserve releases in the current year of $136 million, of which $235 million was released in the first quarter relating primarily to the sale of the BJ’s portfolio, as compared with a $626 million reserve build in the prior year. The reserve release in the current year compared with the reserve build in the prior year was offset by increased net principal losses of $397 million in the current year. We continue to maintain an elevated reserve rate, 12.0% as of December 31, 2023, due to the compounding effect of persistent inflation relative to wage growth, the increased cost of consumer debt, the possibility of higher unemployment levels and the potential impacts from the resumption of federal student loan payments.

Table 3: Summary of Total Non-interest Expenses

	Years Ended December 31,			$ Change		% Change
	2023	2022	2021	2023 to 2022	2022 to 2021	2023 to 2022	2022 to 2021
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$867	$779	$671	$88	$108	11	16
Card and processing expenses	428	359	323	69	36	19	11
Information processing and communication	301	274	216	27	58	10	27
Marketing expenses	161	180	160	(19)	20	(10)	13
Depreciation and amortization	116	113	92	3	21	2	23
Other	219	227	222	(8)	5	(3)	2
Total non-interest expenses	$2,092	$1,932	$1,684	$160	$248	8	15

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses increased for the year ended December 31, 2023, due to the following:

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
•Information processing and communication increased due to an increase in data processing expense driven by the transition of our credit card processing services in June 2022 and cloud modernization initiatives, as well as other software licensing expenses.
•Marketing expenses decreased primarily due to decreased spending associated with DTC offerings and discretionary expenditures.

Income Taxes

The Provision for income taxes increased for the year ended December 31, 2023, primarily related to a $668 million increase in Income from continuing operations before income taxes in 2023. The effective tax rate was 23.8% and 25.4% for the years ended December 31, 2023 and 2022, respectively. The decrease in the 2023 effective tax rate resulted from discrete benefits, which were primarily related to a lapse of applicable statutes of limitations. The higher effective tax rate in 2022 was unfavorably impacted by lower Income from continuing operations before income taxes and an increase to the deferred tax asset valuation allowance, offset by favorable settlements with tax authorities.

Discontinued Operations

The (Loss) income from discontinued operations, net of income taxes includes amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019, and primarily relate to the after-tax impact of contractual indemnification and tax-related matters. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements.

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the Years Ended December 31,			% Change
	2023	2022	2021	2023 to 2022	2022 to 2021
(Millions, except per share amounts and percentages)
Credit sales	$28,900	$32,883	$29,603	(12)	11
PPNR(1)	2,197	1,894	1,588	16	19
Average credit card and other loans	18,216	17,768	15,656	3	13
End-of-period credit card and other loans	19,333	21,365	17,399	(10)	23
End-of-period direct-to-consumer deposits	6,454	5,466	3,180	18	72

Return on average assets(2)	3.3%	1.0%	3.6%	2.3	(2.6)
Return on average equity(3)	27.1%	9.8%	40.7%	17.3	(30.9)

Net interest margin(4)	19.5%	19.2%	18.2%	0.3	1.0
Loan yield(5)	27.2%	26.0%	24.7%	1.2	1.3

Efficiency ratio(6)	48.8%	50.5%	51.5%	(1.7)	(1.0)

Double leverage ratio(7)	123.9%	183.6%	213.2%	(59.7)	(29.6)
Common equity tier 1 capital ratio(8)	12.2%	8.7%	10.3%	3.5	(1.6)
Total risk-weighted assets(9)	$20,140	$22,065	$19,295	(8.7)	14.4
Tangible common equity / Tangible assets ratio (TCE/TA)(10)	9.6%	6.0%	6.6%	3.6	(0.6)
Tangible book value per common share(11)	$43.70	$29.42	$28.09	48.5	4.7
Cash dividend per common share	$0.84	$0.84	$0.84	—	—

Payment rate(12)	14.5%	16.4%	17.2%	(1.9)	(0.8)

Delinquency rate(13)	6.5%	5.5%	3.9%	1.0	1.6
Net loss rate(13)	7.5%	5.4%	4.6%	2.1	0.8
Reserve rate(14)	12.0%	11.5%	10.5%	0.5	1.0
______________________________
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
(9)Total risk-weighted assets are generally measured by allocating assets, and specified off-balance sheet exposures, to various risk categories as defined by the Basel III standardized approach.
(10)Tangible common equity (TCE) represents Total stockholders’ equity reduced by Goodwill and intangible assets, net. Tangible assets (TA) represents Total assets reduced by Goodwill and intangible assets, net. TCE/TA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(11) Tangible book value per common share represents TCE divided by shares outstanding and is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.

(12)Payment rate represents consumer payments during the last month of the period, divided by the beginning-of-month Credit card and other loans, including held for sale in applicable periods.
(13)Delinquency rate represents outstanding balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, divided by the outstanding principal amount of Credit cards and other loans as of the same period-end.Net loss rate, an annualized rate, represents net principal losses for the period divided by the Average credit card and other loans for the same period, with that Average being the average balance of the loans at the beginning and end of each month, averaged over the period. Delinquency rate as of December 31, 2022 was impacted by the transition of our credit card processing services in June 2022. Net loss rate for the year ended December 31, 2023 and 2022 were also impacted by the transition of our credit card processing services.
(14)Reserve rate represents the Allowance for credit losses divided by End-of-period credit card and other loans.

Table 5: Net Interest Margin

	Year Ended December 31, 2023
	Average Balance*	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$3,707	$184	4.95%
Credit card and other loans	18,216	4,961	27.23%
Total interest-earning assets	21,923	5,145	23.47%

Direct-to-consumer (retail) deposits	5,936	251	4.23%
Wholesale deposits	7,332	290	3.96%
Interest-bearing deposits	13,268	541	4.08%

Secured borrowings	3,440	227	6.61%
Unsecured borrowings	1,629	111	6.80%
Interest-bearing borrowings	5,069	338	6.67%
Total interest-bearing liabilities	18,337	879	4.79%

Net interest income		$4,266

Net interest margin(1)		19.5%

	Year Ended December 31, 2022
	Average Balance*	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$3,954	$69	1.75%
Credit card and other loans	17,768	4,615	25.97%
Total interest-earning assets	21,722	4,684	21.56%

Direct-to-consumer (retail) deposits	4,342	81	1.87%
Wholesale deposits	7,358	162	2.21%
Interest-bearing deposits	11,700	243	2.08%

Secured borrowings	5,089	153	2.99%
Unsecured borrowings	1,966	107	5.46%
Interest-bearing borrowings	7,055	260	3.68%
Total interest-bearing liabilities	18,755	503	2.68%

Net interest income		$4,181

Net interest margin(1)		19.2%
______________________________
(1)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	Years Ended December 31,			% Change
	2023	2022	2021	2023 to 2022	2022 to 2021
(Millions, except percentages)
Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$968	$300	$1,044	nm	(71)
Provision for credit losses	1,229	1,594	544	(23)	nm
Pretax pre-provision earnings (PPNR)	$2,197	$1,894	$1,588	16	19
Less: Gain on portfolio sale	$(230)	$—	$(10)	nm	nm
Pretax pre-provision earnings less gain on portfolio sale	$1,967	$1,894	$1,578	4	20

Tangible common equity (TCE)
Total stockholders’ equity	$2,918	$2,265	$2,086	29	9
Less: Goodwill and intangible assets, net	(762)	(799)	(687)	(5)	16
Tangible common equity (TCE)	$2,156	$1,466	$1,399	47	5

Tangible assets (TA)
Total assets	$23,141	$25,407	$21,746	(9)	17
Less: Goodwill and intangible assets, net	(762)	(799)	(687)	(5)	16
Tangible assets (TA)	$22,379	$24,608	$21,059	(9)	17
______________________________
(nm) Not meaningful, denoting a variance of 100 percent or more.

ASSET QUALITY

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates, which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio and the success of our collection and recovery efforts. These rates also reflect, more broadly, the general macroeconomic conditions, including the effects of persistent inflation and high interest rates. Our Delinquency and Net principal loss rates are also impacted by the magnitude of our Credit card and other loans portfolio, which serves as the denominator in the calculation of these rates. Accordingly, changes in the magnitude of our portfolio (whether due to credit tightening, acquisitions or dispositions of portfolios or otherwise) may cause movements in our Delinquency and Net principal loss rates that are not necessarily indicative of the underlying credit quality of the overall portfolio.

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

The following table presents the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of December 31, 2023 and December 31, 2022:

Table 7: Delinquency Trends on Credit Card and Other Loans

	2023	% of Total	2022	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$17,906	100.0%	$20,107	100.0%
Outstanding balances contractually delinquent:
31 to 60 days	$346	1.9%	$366	1.8%
61 to 90 days	$250	1.4%	$231	1.2%
91 or more days	$567	3.2%	$515	2.6%
Total	$1,163	6.5%	$1,112	5.5%
______________________________
As of December 31, 2022 the Outstanding balances contractually delinquent, and the related % of Total (i.e., the Delinquency rate), were impacted by the transition of our credit card processing services in June 2022.

As part of our collections strategy, we may offer temporary, short term (six-months or less) forbearance programs in order to improve the likelihood of collections and meet the needs of our customers. Our modifications for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced or deferred payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these forbearance programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our forbearance programs to determine if they represent a more than insignificant delay in payment granted to borrowers experiencing financial difficulty, in which case they would then be considered a Loan Modification. For additional information, see Note 2 “Credit Card and Other Loans – Modified Credit Card Loans” to our audited Consolidated Financial Statements.

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

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. The following table presents our net principal losses for the periods specified:

Table 8: Net Principal Losses on Credit Card and Other Loans

	2023	2022	2021
(Millions, except percentages)
Average credit card and other loans	$18,216	$17,768	$15,656
Net principal losses	1,365	968	720
Net principal losses as a percentage of average credit card and other loans(1)	7.5%	5.4%	4.6%
______________________________
(1)Net principal losses as a percentage of Average credit card and other loans for the twelve months ended December 31, 2023 and 2022 were impacted by the transition of our credit card processing services in June 2022.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Overview

We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has sufficient liquidity and capital resources necessary to support our daily operations, our business growth, and our credit ratings related to our Parent Company’s unsecured senior notes and our public secured financings, and meet our regulatory and policy requirements, including capital and leverage ratio requirements applicable to Comenity Bank (CB) and Comenity Capital Bank (CCB) under Federal Deposit Insurance Corporation (FDIC) regulations, in a cost effective and prudent manner through both expected and unexpected market environments. We also monitor our Double Leverage Ratio, which reflects our Parent Company’s investment in its subsidiaries relative to its consolidated equity, and is often used by regulators and other stakeholders as a measure of the use of debt by a parent entity to fund its subsidiaries.

Our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of unsecured or convertible debt securities by our Parent Company, financings through our securitization programs, and deposits with the Banks. More broadly, we continuously evaluate opportunities to renew and expand our various sources of liquidity. We aim to satisfy our financing needs with a diverse set of funding sources, and we seek to maintain diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, which we believe will mitigate the impact of disruptions in any one type of instrument, tenor or investor.

Our primary uses of liquidity are for underwriting Credit card and other loans, scheduled payments of principal and interest on our debt, operational expenses, capital expenditures, including digital and product innovation and technology enhancements, stock repurchases and dividends.

We may from time to time retire or purchase our outstanding debt or convertible debt securities through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise. Such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and may be funded through the issuance of debt or convertible debt securities. The amounts involved may be material.

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

Because of the alternatives available to us, as discussed above, we believe our short-term and long-term sources of liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including dividend payments, debt service obligations and repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies. However, the adequacy of our liquidity could be impacted by various factors, including pending or future legislation, regulation or litigation, macroeconomic conditions and volatility in the financial and capital markets, limiting our access to or increasing our cost of capital, which could make capital unavailable, or available but on terms that are unfavorable to us. These factors could significantly reduce our financial flexibility and cause us to contract or not grow our business, which could have a material adverse effect on our results of operations and financial condition.

In early March 2023, in response to banking industry developments and increased financial sector volatility, we undertook enhanced daily monitoring of our liquidity and funding positions, and provided multiple daily updates to our Boards of Directors, at both the Bread Financial and Bank-levels, and regulators. The financial sector volatility experienced in March 2023 has since subsided; nevertheless, we continue enhanced daily monitoring of our liquidity and funding positions. We maintain a significant majority of our liquidity portfolio on deposit within the Federal Reserve banking system, and we also have a small investment securities portfolio, classified as available-for-sale, which we hold in relation to the Community Reinvestment Act. We do not have any investment securities classified as held-to-maturity. Our DTC deposit balances grew sequentially each quarter during 2023.

Credit Ratings

In November 2023, we obtained credit ratings for our Parent Company from the major credit rating agencies, Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P) and Fitch Ratings (Fitch), in order to facilitate debt financings and broaden the investor base for our Parent Company debt securities.

Our management approach is designed, among other things, to maintain appropriate and stable Parent Company unsecured debt ratings from the credit rating agencies which help support our access to cost-effective unsecured funding as a component of our overall liquidity and capital resources.

The table below provides a summary of the credit ratings for the senior unsecured long-term debt of Bread Financial Holdings, Inc. as of December 31, 2023:

Bread Financial Holdings, Inc.	Moody’s	S&P	Fitch
Senior unsecured debt	Ba3	BB-	BB-
Outlook	Stable	Stable	Stable

We also seek to maintain appropriate and stable credit ratings for our credit card securitizations issued through World Financial Network Credit Master Card Trust (WFNMT) from the rating agencies (DBRS, S&P and Fitch). The table below provides a summary of the structured finance credit ratings for certain of the asset-backed securities of WFNMT as of December 31, 2023:

WFNMT	DBRS	S&P	Fitch
Class A notes	AAA	AAA	AAA

Credit ratings are not a recommendation to buy or hold any securities and they may be revised or revoked at any time at the sole discretion of the rating agency. Downgrades in the ratings of our unsecured or secured debt could result in higher funding costs, as well as reductions in our borrowing capacity in the unsecured or secured debt markets. We believe our mix of funding, including the proportion of our DTC (retail) and wholesale deposits, to total funding, reduces the impact that a credit rating downgrade could have on our funding costs and capacity.

Funding Sources

Throughout 2023, we engaged in a number of financing transactions, including entering into a new credit agreement, repaying in full and terminating our prior credit agreement, repaying in full and cancelling an existing series of senior notes, repaying in full a term loan, and consummating certain debt capital markets transactions, including an offering of convertible senior notes, a tender offer to repurchase certain outstanding senior notes, an offering of senior notes and an offering of asset-backed term notes through one of our securitization trusts. In connection with these transactions, during 2023, we reduced our outstanding Parent Company debt by approximately $500 million and refinanced our nearer-term debt maturities. Further, in January 2024, we reduced our Parent Company debt by an additional $100 million in connection with an offering of additional senior notes. Each of these transactions, as well as other matters relating to our liquidity and capital resources during the year, are described in more detail below.

For additional information regarding our outstanding debt and sources of liquidity, see Note 10, “Borrowings of Long-Term and Other Debt” to our audited Consolidated Financial Statements.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of December 31, 2023, we were in compliance with all such covenants.

Credit Agreement

In June 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility) and a $575 million senior unsecured delayed draw term loan facility (the Term Loan Facility), all on terms and subject to the conditions set forth in the 2023 Credit Agreement. The 2023 Credit Agreement replaced, in its entirety, our prior credit agreement dated June 14, 2017, as amended (the 2017 Credit Agreement), which was repaid in full and terminated in June 2023 in connection with the closing of our offering of convertible notes, described below. The 2023 Credit Agreement matures on June 13, 2026.

As of December 31, 2023 under the 2023 Credit Agreement, all $700 million remained available for future borrowings under the Revolving Credit Facility, and we did not have any term loans outstanding or available for future borrowings under the Term Loan Facility as discussed in further detail below. The proceeds from the Term Loan Facility were to be used for refinancing existing debt and paying fees, expenses and premiums in connection therewith, while the proceeds from the Revolving Credit Facility may be used for general corporate purposes and working capital needs, including refinancing existing debt, investments, payment of dividends and repurchases of capital stock. Borrowings under the 2023 Credit Agreement bear interest at an annual rate equal to, at our option, either (a) Term Secured Overnight Financing Rate (SOFR) plus a credit adjustment spread and the applicable margin, (b) Daily Simple SOFR plus a credit adjustment spread and the applicable margin or (c) a base rate set forth in the 2023 Credit Agreement plus the applicable margin, with the applicable margin in each case dependent upon our ratio of (i) consolidated tangible net worth to (ii) consolidated total assets, minus the sum of goodwill and intangible assets, net.

In June 2023, we borrowed $300 million under the Term Loan Facility and used those borrowings, together with cash on hand, to repurchase the Senior Notes due 2024 that were tendered in the Tender Offer (as defined below). In December 2023, we repaid all such borrowings outstanding under the Term Loan Facility with a portion of the net proceeds from our December 2023 offering of 9.750% Senior Notes due 2029 (Senior Notes due 2029) and permanently terminated all commitments under the Term Loan Facility. See “—9.750% Senior Notes due 2029” below.

4.25% Convertible Senior Notes Due 2028

In June 2023, we issued and sold $316 million aggregate principal amount of 4.25% Convertible Senior Notes due 2028 (the Convertible Notes). The Convertible Notes bear interest at an annual rate of 4.25%, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. The Convertible Notes mature on June 15,

2028, unless earlier repurchased, redeemed or converted. We used the net proceeds from the offering of the Convertible Notes to repay in full and terminate the 2017 Credit Agreement.

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

Tender Offer for 4.750% Senior Notes Due 2024

Concurrently with the launch of the Convertible Notes offering, we commenced a cash tender offer (the Tender Offer) for any and all of the $850 million in aggregate principal amount of our 4.750% Senior Notes due 2024 (the Senior Notes due 2024) oustanding at that time. The consideration offered for each $1,000 principal amount of the Senior Notes due 2024 was $980, plus accrued and unpaid interest, for any and all notes validly tendered. In June 2023, we repurchased and cancelled $565 million in aggregate principal amount of Senior Notes due 2024 that were validly tendered in the Tender Offer. In December 2023, we redeemed the remaining $285 million of these notes with a portion of the net proceeds from our December 2023 offering of Senior Notes due 2029, and there were no Senior Notes due 2024 outstanding as of December 31, 2023. See “—9.750% Senior Notes due 2029” below.

9.750% Senior Notes due 2029

In December 2023, we issued and sold $600 million aggregate principal amount of 9.750% Senior Notes due 2029 (the Senior Notes due 2029). The Senior Notes due 2029 accrue interest on the outstanding principal amount at the rate of 9.750% per annum from December 22, 2023, payable semi-annually in arrears, on March 15 and September 15 of each year, beginning on March 15, 2024. The Senior Notes due 2029 will mature on March 15, 2029, subject to earlier repurchase or redemption. We used the proceeds of the December 2023 offering of Senior Notes due 2029 to redeem in full the outstanding Senior Notes due 2024 and repay in full the outstanding term loans under the Term Loan Facility of our Credit Agreement.

Subsequent to December 31, 2023, in January 2024 we issued and sold an additional $300 million aggregate principal amount of Senior Notes due 2029. The Senior Notes due 2029 issued in January 2024 were issued as additional notes under the same indenture pursuant to which the initial $600 million of Senior Notes due 2029 were issued in December 2023. The Senior Notes due 2029 that were issued in both December 2023 and January 2024 constitute a single series of notes and have the same terms, other than the issue date and issue price. We sold the additional $300 million of Senior Notes due 2029 at an issue price of 101.00% of principal plus accrued interest from December 22, 2023. We used the proceeds of the January 2024 offering of Senior Notes due 2029, together with $100 million of cash on hand, to fund the redemption of $400 million in aggregate principal amount of our outstanding 7.000% Senior Notes due 2026.

Deposits

We utilize a variety of deposit products to finance our operating activities, including funding for our non-securitized credit card and other loans, and to fund the securitization enhancement requirements of the Banks. We offer DTC retail deposit products, as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits, and includes brokered deposits). Across both our retail and wholesale deposits, the Banks offer various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks also issue certificates of deposit with scheduled maturity dates ranging between January 2024 and December 2028, in denominations of at least $1,000, on which interest is paid either monthly or at maturity.

The following table summarizes our retail and wholesale deposit products as of December 31, 2023 and December 31, 2022, by type and associated attributes:

Table 9: Deposits

	December 31, 2023	December 31, 2022
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$6,454	$5,466
Wholesale	7,140	8,321
Total deposits	$13,594	$13,787

Non-maturity deposit products
Non-maturity deposits	$6,597	$6,736
Interest rate range	0.70% - 5.64%	0.70% - 4.70%
Weighted-average interest rate	4.78%	3.57%

Certificates of deposit
Certificates of deposit	$6,997	$7,051
Interest rate range	0.50% - 5.7%	0.40% - 4.95%
Weighted-average interest rate	4.50%	3.11%

As of December 31, 2023 and December 31, 2022, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $509 million (4% of Total deposits) and $719 million (5% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

Overall, during 2023, we continued to improve our funding mix through actions taken to grow our DTC deposits and reduce our Parent Company unsecured borrowings, while maintaining the flexibility of secured, unsecured, and wholesale funding. Typical seasonality of credit card and other loan balance pay downs in the first quarter of 2023, combined with the sale of the BJ’s portfolio in late February 2023, and efforts undertaken throughout the year to reduce our long-term unsecured debt, reduced our funding requirements by over $2.9 billion from year-end 2022. As a result, we opportunistically reduced our wholesale and brokered deposits and paid down a large portion of our secured conduit line balances, discussed further below.

Conduit Facilities and Securitization Programs

We sell the majority of the credit card loans originated by the Banks to certain of our master trusts (the Trusts). These securitization programs are a principal vehicle through which we finance the Banks’ credit card loans. For this purpose, we use a combination of public term asset-backed notes and private conduit facilities (the Conduit Facilities) with a consortium of lenders, including domestic money center, regional and international banks.

As of December 31, 2022, total capacity under our Conduit Facilities was $6.5 billion, of which $6.1 billion had been drawn down and was included in Debt issued by consolidated variable interest entities (VIEs) in the Consolidated Balance Sheet.

During the twelve months ended December 31, 2023, we renewed lender commitments under our Conduit Facilities, bringing our capacity to $5.4 billion, and extended the various maturities to October 2024, February 2025, September 2025 and October 2025. Specifically, in February 2023, the World Financial Network Credit Card Master Note Trust amended its 2009-VFN Conduit Facility, decreasing the capacity from $2.8 billion to $2.7 billion and extending the maturity to October 2024. In December 2023, this facility was again amended extending the maturity to October 2025. In February 2023, in connection with the sale of the BJ’s portfolio, the World Financial Capital Master Note Trust amended its 2009-VFN Conduit Facility removing the assets related to the BJ’s portfolio. In April 2023, this facility was again amended decreasing the capacity from $2.5 billion to $2.3 billion and extending the maturity to February 2025. In March 2023, CCB repaid the Comenity Capital Asset Securitization Trust’s 2022-VFN Conduit Facility and terminated the related lending commitment, decreasing capacity by $1.0 billion. However, the structure of the applicable Trust did not change, including the Trust assets, providing for the option to pledge those assets in the future, and in September 2023, the Comenity Capital Asset Securitization Trust was amended to include a new credit commitment of $250 million with a maturity of September 2025. In June 2023, the World Financial Network Credit Card Master Trust III amended its 2009-VFC conduit facility, extending a portion of the maturity to October 2023, and another portion of the maturity to October 2024. In August 2023, this same facility was amended to replace the maturing commitment with a new $100 million commitment with a maturity of October 2024.

As of December 31, 2023, total capacity under our Conduit Facilities was $5.4 billion, of which $3.6 billion had been drawn and included in Debt issued by consolidated VIEs in the Consolidated Balance Sheet. The following table shows the maturities of our borrowing capacity for the Trusts, as of December 31, 2023:

Table 10: Conduit Borrowing Capacity and Maturities

	2024	2025	Thereafter	Total
(Millions)
Conduit facilities(1)	275	5,150	—	5,425
Total	$275	$5,150	$—	$5,425
__________________________________
(1)Total amounts do not include $1.2 billion of debt issued by the Trusts, which was retained by us as a credit enhancement and therefore has been eliminated from the Total.

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

As of December 31, 2023, we had approximately $12.8 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

Stock Repurchase Programs

On July 27, 2023, our Board of Directors approved a stock repurchase program to acquire up to $35 million in shares of our outstanding common stock in the open market during the period ended December 31, 2023. The rationale for this repurchase program, and the amount thereof, was to offset the impact of dilution associated with issuances of employee restricted stock units, with the objective of reducing the Company’s weighted average diluted share count to approximately 50 million shares for the second half of 2023, subject to then current estimates and assumptions applicable as of the date of approval.

During the quarter ended September 30, 2023, under the authorized stock repurchase program, we acquired a total of 0.9 million shares of our common stock for $35 million. Following their repurchase, these 0.9 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

Dividends

For the years ended December 31, 2023, 2022 and 2021, we paid $42 million, $43 million and $42 million, respectively, in dividends to holders of our common stock. On January 25, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on March 15, 2024, to stockholders of record at the close of business on February 9, 2024.

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

Cash Flows

The table below summarizes our cash flow activity for the periods indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities:

Table 11: Cash Flows

	2023	2022	2021
(Millions)
Total cash provided by (used in):
Operating activities	$1,987	$1,848	$1,543
Investing activities	788	(5,111)	(1,691)
Financing activities	(3,086)	3,267	608
Net (decrease) increase in cash, cash equivalents and restricted cash	$(311)	$4	$460

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $1,987 million and $1,848 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, the net cash provided by operating activities was primarily driven by cash generated from net income for the period after adjusting for the Provision for credit losses and the Gain on portfolio sale. For the year ended December 31, 2022, the net cash provided by operating activities was primarily driven by cash generated from net income for the period after adjusting for the Provision for credit losses.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash provided by investing activities was $788 million for the year ended December 31, 2023 and cash used in investing activities was $5,111 million for the year ended December 31, 2022. For the year ended December 31, 2023, the net cash provided by investing activities was primarily due to the sale of the BJ’s portfolio, partially offset by the growth of Credit card and other loans, as well as the acquisition of a credit card loan portfolio. For the year ended December 31, 2022, the net cash used in investing activities was primarily due to growth in credit sales and the consequential growth in Credit card and other loans, as well as the acquisition of credit card loan portfolios.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $3,086 million for the year ended December 31, 2023 and cash provided by financing activities was $3,267 million for the year ended December 31, 2022. For the year ended December 31, 2023, the net cash used in financing activities was primarily driven by net repayments of both debt issued by consolidated variable interest entities (securitizations) and unsecured borrowings, as well as a net decrease in deposits. For the year ended December 31, 2022, the net cash provided by financing activities was primarily driven by a net increase in deposits and net borrowings under conduit facilities.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we have generally sought to rely on operating efficiencies from scale, technology modernization and digital advancement, and expansion in lower cost jurisdictions (in select circumstances) to offset increased costs of employee compensation and other operating expenses impacted by inflation. We also recognize that a customer’s ability and willingness to repay us has been negatively impacted by factors such as inflation and the effects of higher interest rates, which results in higher delinquencies that could lead to increased credit losses, as reflected in our increased Reserve rate. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures continue to persist, they could magnify the slowdown in the domestic and global economies and increase the risk of a recession, which may adversely impact our business, results of operations and financial condition.

With respect to seasonality, our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping period in the fourth quarter and, to a lesser extent, during the first quarter as Credit card and other loans are paid down. Net loss rates for our Credit card and other loans portfolio also have historically exhibited seasonal patterns and generally tend to be the highest in the first quarter of the year. While the effects of the seasonal trends discussed above remain evident, macroeconomic trends, such as those discussed within the Business Environment sections of our quarterly and annual reports on Forms 10-Q and Form 10-K generally have a more significant impact on our key financial metrics and can outweigh any seasonal impacts that we may experience.

LEGISLATIVE, REGULATORY MATTERS AND CAPITAL ADEQUACY

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of December 31, 2023 and 2022, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies. As of December 31, 2023 the actual capital ratios and minimum ratios for each Bank, as well as Bread Financial, are as follows as of December 31, 2023:

Table 12: Capital Ratios

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio(1)	12.2%	4.5%	6.5%
Tier 1 capital ratio(2)	12.2	6.0	8.0
Total risk-based capital ratio(3)	13.6	8.0	10.0
Tier 1 leverage capital ratio(4)	11.2	4.0	5.0
Total risk-weighted assets(5)	$20,140

Comenity Bank
Common equity tier 1 capital ratio(1)	19.7%	4.5%	6.5%
Tier 1 capital ratio(2)	19.7	6.0	8.0
Total risk-based capital ratio(3)	21.1	8.0	10.0
Tier 1 leverage capital ratio(4)	17.9	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio(1)	16.6%	4.5%	6.5%
Tier 1 capital ratio(2)	16.6	6.0	8.0
Total risk-based capital ratio(3)	18.0	8.0	10.0
Tier 1 leverage capital ratio(4)	15.2	4.0	5.0
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
(5) Total risk-weighted assets are generally measured by allocating assets, and specified off-balance sheet exposures, to various risk categories as defined by the Basel III standardized approach.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and overall financial condition is based upon our audited Consolidated Financial Statements, which have been prepared in accordance with the accounting policies described in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” to our audited Consolidated Financial Statements included as part of this Annual Report on Form 10-K. The preparation of audited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments in determination of our financial position and operating results. Estimates are based on information available as of the date of the audited Consolidated Financial Statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting estimates are defined as those that are both most important to the portrayal of our financial position and operating results, and require management’s most subjective judgments, which for us is our Allowance for credit losses, Provision for income taxes and Goodwill impairment.

Allowance for Credit Losses

The Allowance for credit losses represents our estimate of expected credit losses over the estimated life of our Credit card and other loans, incorporating future macroeconomic forecasts in addition to information about past events and current conditions. Our estimate under the Current Expected Credit Loss (CECL) approach involves significant judgments from a modeling and forecasting perspective, and is significantly influenced by the composition, characteristics and quality of our Credit card and other loans portfolio, as well as the prevailing economic conditions and forecasts utilized.

In estimating our Allowance for credit losses, for each identified segment of loans sharing similar risk characteristics, management uses modeling and estimation techniques that leverage historical data and behavioral relationships, together with third-party projections of certain macroeconomic variables, to estimate expected losses based on historical correlation of realized losses to macroeconomic conditions for each of the segments in our portfolio. We consider the macroeconomic forecast used to be reasonable and supportable over the estimated life of the Credit card and other loans portfolio, with no reversion period. Since the implementation of the CECL guidance, we have maintained a consistent approach to the modeling of life of loan losses in establishing our Allowance for credit losses.

In addition to the quantitative estimate of expected credit losses, we also incorporate qualitative adjustments to the modeled output in order to address risks not inherently captured by the model output, such as Company-specific risks, changes in current macroeconomic conditions, or other relevant factors to ensure the Allowance for credit losses reflects our best estimate of current expected credit losses.

If we used different assumptions in estimating current expected credit losses, the impact on the Allowance for credit losses could have a material effect on our consolidated financial position and results of operations. For example, a 100 basis point increase in the Allowance for credit losses as a percentage of the amortized cost of our Credit card and other loans could have resulted in a change of approximately $189 million in the Allowance for credit losses as of December 31, 2023, with a corresponding change in the Provision for credit losses.

Income Taxes

The income tax laws of the United States, as well as its states and municipalities in which we operate, are inherently complex; the manners in which they apply to our facts is often open to interpretation, and consequentially requires us to make judgments in establishing our Provision for income taxes.

Differences between the audited Consolidated Financial Statements and tax bases of assets and liabilities give rise to deferred tax assets and liabilities, which measure the future tax effects of items recognized in the audited Consolidated Financial Statements and require certain estimates and judgments, in particular with deferred tax assets, in order to determine whether it is more likely than not that all or a portion of the benefit of a deferred tax asset will not be realized. In evaluating our deferred tax assets on a quarterly basis as new facts and circumstances emerge, we analyze and estimate the impact of future taxable income, reversing temporary differences and available tax planning strategies. Uncertainties can lead to changes in the ultimate realization of our deferred tax assets.

A liability for unrecognized tax benefits, representing the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized in the audited Consolidated Financial Statements, inherently requires estimates and judgments. A tax position is recognized only when it is more likely than not to be sustained, based purely on its technical merits after examination by the relevant taxing authority, and the amount recognized is the benefit we believe is more likely than not to be realized upon ultimate settlement. We evaluate our tax positions as new facts and circumstances become available, making adjustments to our unrecognized tax benefits as appropriate. Uncertainties can mean the tax benefits ultimately realized differ from amounts previously recognized, with any differences recorded in Provision for income taxes.

Our assessment of the technical merits and measurement of tax benefits associated with uncertain tax positions is subject to a high degree of judgment and estimation. Actual results may differ from our current judgments due to a variety of factors, including interpretations of law by the relevant taxing authorities that differ from our assessments and results of tax examinations. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. As of December 31, 2023, we had $265 million in unrecognized tax benefits, including interest and penalties, recorded in Other liabilities on the Consolidated Balance Sheet.

Goodwill Impairment

Goodwill is recognized for business acquisitions when the purchase price is higher than the fair value of acquired net assets. As required by GAAP, goodwill is not amortized but is tested for impairment at least annually or when events or circumstances arise that would more likely than not reduce the fair value of our single reporting unit below its carrying value.

We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. Alternatively, we can perform a more detailed quantitative assessment of goodwill impairment. Qualitative factors considered in evaluating goodwill impairment include macroeconomic conditions, industry and market considerations, our overall financial performance, other relevant entity-specific factors and/or a sustained decrease in our share price. If after assessing qualitative factors we conclude that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not necessary. However, if the qualitative factors indicate it is more likely than not that the fair value of our reporting unit is less than its carrying amount or we elect to skip the qualitative assessment, we would perform a quantitative impairment test.

We apply significant judgment when testing goodwill for impairment, especially when performing the quantitative test where we perform a valuation of our reporting unit leveraging a combination of the income approach based on discounted cash flows and the market approach based on valuation multiples. The key assumptions used to determine the fair value are primarily unobservable inputs (i.e., Level 3 inputs) including internally developed forecasts to estimate future cash flows, growth rates and discount rates, as well as market valuation multiples (for the market approach). Estimated cash flows are based on internal forecasts grounded in historical performance and future expectations. To discount the estimated cash flows, we use the expected cost of equity taking into account a combination of industry and Company-specific factors we believe a third party market participant would incorporate. We believe the discount rate applied appropriately reflects the risks and uncertainties in the financial markets generally and specifically in our internally developed forecasts. When using valuation multiples under the market approach, we apply comparable publicly traded companies’ multiples (e.g., price to tangible book value or return on tangible equity) to our reporting unit’s operating results.

Given the inherent uncertainty in the judgments involved, we could be exposed to goodwill impairment as a result of adverse impacts from various factors including regulatory or legislative changes, or if future macroeconomic conditions or future operating results differ significantly from our current assumptions.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

See “Recently Adopted and Recently Issued Accounting Standards” under Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

See “Risk Management” within Item 1A.

Item 8.    Financial Statements and Supplementary Data.

Our audited Consolidated Financial Statements begin on page F-1 of this Annual Report on Form 10-K.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP), and includes those policies and procedures that:

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria and management’s assessment, with the participation of our Chief Executive Officer and Chief Financial Officer, we conclude that, as of December 31, 2023, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm who also audited our Consolidated Financial Statements; their attestation report on the effectiveness of our internal control over financial reporting appears on page F-4.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2024 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2023.

Item 11.    Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2024 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2023.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2024 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2023.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2024 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2023.

Item 14.    Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2024 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2023.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

a)The following documents are filed as part of this Annual Report on Form 10-K:

(1)Financial Statements

(2)Financial Statement Schedules.
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the audited Consolidated Financial Statements.

(3)Exhibits.
The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4.1	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4.0	8/8/03

4.2	(a)	Description of Registrant’s Common Stock	10-K	4.2	2/28/23

+10.1	(a)	Bread Financial Holdings, Inc. Executive Deferred Compensation Plan, amended and restated effective January 1, 2018.	8-K	10.1	11/24/17

*+10.2	(a)	Amendment effective January 1, 2024 to the Bread Financial Holdings, Inc. Executive Deferred Compensation Plan.

+10.3	(a)	Bread Financial Holdings, Inc. 2010 Omnibus Incentive Plan.	DEF 14A	A	4/20/10

+10.4	(a)	Bread Financial Holdings, Inc. 2015 Omnibus Incentive Plan.	DEF 14A	B	4/20/15

+10.5	(a)	Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	DEF 14A	A	4/23/20

+10.6	(a)	Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.	DEF 14A	A	4/13/22

+10.7	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	8-K	10.1	2/18/21

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
^+10.8	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	8-K	10.2	2/18/21

*+10.9	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.

*^+10.10	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.

+10.11	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2010 Omnibus Incentive Plan.	10-K	10.52	2/28/13

+10.12	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2015 Omnibus Incentive Plan.	10-Q	10.6	8/7/17

+10.13	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	8-K	10.1	6/15/21

*+10.14	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.

+10.15	(a)	Bread Financial Holdings, Inc. Non-Employee Director Deferred Compensation Plan.	8-K	10.1	6/9/06

+10.16	(a)	Form of Bread Financial Associate Confidentiality Agreement.	10-K	10.18	2/27/17

+10.17	(a)	Form of Bread Financial Holdings, Inc. Indemnification Agreement for Officers and Directors.	8-K	10.1	6/5/15

+10.18	(a)	Bread Financial Holdings, Inc. Amended and Restated 2015 Employee Stock Purchase Plan, effective March 23, 2022.	DEF 14A	C	4/20/15

10.19	(b) (c)	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 as amended and restated as of September 17, 1999 and August 1, 2001, by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company.	8-K	4.6	8/31/01

10.20	(b) (c) (d)	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	8/4/04

10.21	(b) (c) (d)	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	4/5/05

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.22	(b) (d)	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	6/15/07

10.23	(b) (c) (d)	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	10/31/07

10.24	(b) (d)	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A.	8-K	4.1	5/29/08

10.25	(b) (d)	Seventh Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	6/30/10

10.26	(b) (d)	Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	8/12/10

10.27	(b) (c) (d)	Eighth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	11/14/11

10.28	(b) (c) (d)	Ninth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	12/2/16

10.29	(b) (c) (d)	Tenth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 16, 2018, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	8/20/18

10.30	(b) (c) (d)	Eleventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 11, 2020, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.2	6/16/20

10.31	(b) (c)	Twelfth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 27, 2020, among WFN Credit Company, LLC, as transferor, Comenity Bank, as servicer, and MUFG Union Bank, N.A., as trustee.	8-K	4.1	10/30/20

10.32	(b) (c)	Collateral Series Supplement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.7	8/31/01

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.33	(b) (c)	First Amendment to Collateral Series Supplement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.3	11/20/02

10.34	(b) (c) (d)	Second Amendment to Collateral Series Supplement, dated as of July 6, 2016, among WFN Credit Company, LLC, Comenity Bank and MUFG Union Bank, N.A.	8-K	4.1	7/8/16

10.35	(b) (c)	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/31/01

10.36	(b) (c)	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	11/20/02

10.37	(b) (c) (d)	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	8/4/04

10.38	(b) (c) (d)	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	4/5/05

10.39	(b) (d)	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	6/15/07

10.40	(b) (c) (d)	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	10/31/07

10.41	(b) (d)	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.4	6/30/10

10.42	(b) (d)	Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/12/10

10.43	(b) (c) (d)	Eighth Amendment to Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.1	6/15/11

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.44	(b) (c) (d)	Ninth Amendment to Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	11/14/11

10.45	(b) (c) (d)	Tenth Amendment to the Transfer and Servicing Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.4	7/8/16

10.46	(b) (d)	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.8	8/31/01

10.47	(b) (d)	First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.3	6/30/10

10.48	(b) (d)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.2	8/12/10

10.49	(b) (c) (d)	Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	8-K	4.2	11/14/11

10.50	(b) (c) (d)	Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.2	7/8/16

10.51	(b) (c) (d)	Fourth Amendment to Receivables Purchase Agreement, dated as of June 11, 2020, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.3	6/16/20

10.52	(b) (c)	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.1	8/31/01

10.53	(b) (c)	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4	4/22/03

10.54	(b) (d)	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.2	8/28/03

10.55	(b) (d)	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.3	6/15/07

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.56	(b (d)	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A.	8-K	4.2	5/29/08

10.57	(b (d)	Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	6/30/10

10.58	(b) (c) (d)	Supplemental Indenture No. 5, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	2/22/13

10.59	(b) (c) (d)	Supplemental Indenture No. 6 to Master Indenture, dated as of July 6, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.3	7/8/16

10.60	(b) (c) (d)	Supplemental Indenture No. 7 to Master Indenture, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	6/16/20

10.61	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of May 25, 2021, by and among WFN Credit Company, LLC, U.S. Bank Trust National Association and Citicorp Trust Delaware, National Association.	8-K	4.1	5/28/21

10.62	(b) (c) (d)	Succession Agreement, dated as of June 18, 2021, by and among Comenity Bank, World Financial Network Credit Card Master Note Trust, MUFG Union Bank, N.A. and U.S. Bank National Association.	8-K	4.1	6/24/21

10.63	(b) (c) (d)	Succession Agreement, dated as of June 18, 2021, among WFN Credit Company, LLC, MUFG Union Bank, N.A. and U.S. Bank National Association.	8-K	4.2	6/24/21

10.64	(b) (c) (d)	Series 2023-A Indenture Supplement, dated as of May 16, 2023, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	5/19/23

10.65	(b) (c) (d)	First Amendment to Series 2023-A Indenture Supplement, dated as of December 22, 2023, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	12/26/23

10.66	(b (d)	Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association.	8-K	4.4	8/31/01

10.67	(b) (c) (d)	First Amendment to Amended and Restated Trust Agreement, dated as of May 25, 2021, between WFN Credit Company, LLC and Citicorp Trust Delaware, National Association.	8-K	4.2	5/28/21

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.68	(b (d)	Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.5	8/31/01

10.69	(b (d)	First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.1	7/31/09

10.70	(b) (c) (d)	Fourth Amended and Restated Service Agreement, dated as of June 1, 2022, by and between Comenity Bank and Comenity Servicing LLC.	10-D	99.2	6/15/22

10.71	(b) (c) (d)	First Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of July 29, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	8/4/22

10.72	(b) (c) (d)	Second Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of August 31, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	9/7/22

10.73	(b) (c) (d)	Third Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of October 7, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	10/12/22

10.74	(b) (c) (d)	Fourth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of October 31, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	11/2/22

10.75	(b) (c) (d)	Fifth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of November 30, 2022, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	12/1/22

10.76	(b) (c) (d)	Sixth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of January 11, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	1/12/23

10.77	(b) (c) (d)	Seventh Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of January 31, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	2/2/23

10.78	(b) (c) (d)	First Amendment to Fourth Amended and Restated Service Agreement dated as of February 28, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	3/2/23

10.79	(b) (c) (d)	Eighth Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated as of February 28, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.2	3/2/23

10.80	(b) (c) (d)	Ninth Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated as of March 31, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	4/5/23

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.81	(b) (c) (d)	Tenth Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated as of April 30, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.2	7/7/23

10.82	(b) (c) (d)	Eleventh Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated as of June 30, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	7/7/23

10.83	(b) (c) (d)	Twelfth Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated as of July 31, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	8/1/23

10.84	(b) (c) (d)	Thirteenth Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated as of August 31, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	9/6/23

10.85	(b) (c) (d)	Fourteenth Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated as of October 31, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	11/1/23

10.86	(b) (c) (d)	Fifteenth Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated as of October 31, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.2	11/1/23

10.87	(b) (c) (d)	Sixteenth Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated as of October 31, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.3	11/1/23

10.88	(b) (c) (d)	Seventeenth Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated as of November 1, 2023, between Comenity Servicing LLC and Comenity Bank.	10-D	99.2	11/15/23

10.89	(b) (c) (d)	Second Amendment to Fourth Amended and Restated Service Agreement dated as of November 30, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	12/4/23

10.90	(b) (c) (d)	Eighteenth Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated as of November 30, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.2	12/4/23

10.91	(b) (c) (d)	Nineteenth Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated as of December 31, 2023, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	1/3/24

10.92	(b) (c) (d)	Twentieth Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated as of January 31, 2024, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	2/1/24

10.93	(b) (c) (d)	Asset Representations Review Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and FTI Consulting, Inc.	8-K	10.1	7/8/16

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.94	(a)	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	10-Q	10.5	11/7/08

10.95	(a)	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.94	3/2/09

10.96	(a)	Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.127	2/28/11

10.97	(a)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.128	2/28/11

10.98	(a)	Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	10-Q	10.4	11/7/11

10.99	(a)	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.6	11/7/08

10.100	(a)	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.7	11/7/08

10.101	(a)	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.8	11/7/08

10.102	(a)	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.).	10-Q	10.9	11/7/08

10.103	(a)	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-Q	10.9	5/7/10

10.104	(a)	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A.	10-Q	10.3	11/7/11

10.105	(a)	Sixth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among WFN Credit Company, LLC, Comenity Bank, and Deutsche Bank Trust Company Americas.	10-K	10.94	2/27/17

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.106	(a)	Seventh Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 1, 2017, among WFN Credit Company, LLC, Comenity Bank, and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.96	2/27/18

10.107	(a)	Eighth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of November 16, 2020, among WFN Credit Company, LLC, Comenity Bank, and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.105	2/26/21

10.108	(a)	Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-K	10.134	2/28/11

10.109	(a)	Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.3	11/7/08

10.110	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.11	8/9/10

10.111	(a)	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.4	11/7/08

10.112	(a)	Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.12	8/9/10

10.113	(a)	Master Indenture, dated as of September 29, 2008, between World Financial Capital Master Note Trust and U.S. Bank National Association, together with Supplemental Indenture Nos. 1 - 3.	10-K	10.104	2/27/18

10.114	(a)	Receivables Purchase Agreement, dated as of June 17, 2022, between Comenity Capital Bank and Comenity Capital Credit Company, LLC.	10-K	10.98	2/28/23

10.115	(a)	Transfer Agreement, dated as of June 17, 2022, between Comenity Capital Credit Company, LLC and Comenity Capital Asset Securitization Trust.	10-K	10.99	2/28/23

10.116	(a)	Servicing Agreement, dated as of June 17, 2022, between Comenity Capital Credit Company, LLC, Comenity Capital Bank and Comenity Capital Asset Securitization Trust.	10-K	10.1	2/28/23

10.117	(a)	Master Indenture, dated as of June 17, 2022, between Comenity Capital Asset Securitization Trust and U.S. Bank Trust Company, National Association.	10-K	10.101	2/28/23

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.118	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 28, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	10-K	10.129	2/27/15

10.119	(a)	First Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-Q	10.8	8/7/17

10.120	(a)	Second Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 1, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.109	2/27/18

10.121	(a)	Third Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of May 3, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.110	2/26/19

10.122	(a)	Fourth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of August 31, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.111	2/26/19

10.123	(a)	Fifth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 1, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.112	2/26/19

10.124	(a)	Sixth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.118	2/26/21

10.125	(a)	Seventh Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of September 10, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.119	2/26/21

10.126	(a)	Eighth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of August 1, 2022, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association, as successor to MUFG Union Bank, N.A.	10-K	10.11	2/28/23

*10.127	(a)
Ninth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 1, 2023, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association, as successor to MUFG Union Bank, N.A.

*10.128	(a)
Tenth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 22, 2023, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association, as successor to MUFG Union Bank, N.A.

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.129	(a)	Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 28, 2017, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas.	10-Q	10.7	8/7/17

10.130	(a)	First Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of October 19, 2017, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.4	11/8/17

10.131	(a)	Second Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of August 31, 2018, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.115	2/26/19

10.132	(a)	Third Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of June 28, 2019, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.123	2/26/21

10.133	(a)	Fourth Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 17, 2020, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.124	2/26/21

10.134	(a)	Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2016, between World Financial Capital Master Note Trust and Deutsche Bank Trust Company Americas.	10-K	10.102	2/27/17

10.135	(a)	First Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of November 1, 2017, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.5	11/8/17

10.136	(a)	Second Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of September 28, 2018, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.3	11/6/18

*10.137	(a)
Third Amendment to Fifth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of April 25, 2023, between World Financial Capital Master Note Trust and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).

*10.138	(a)	Series 2023-VFN1 Indenture Supplement, dated as of September 29, 2023, between Comenity Capital Asset Securitization Trust and U.S. Bank Trust Company, National Association.

10.139	(a)	Credit Agreement, dated as of June 7, 2023, by and among Bread Financial Holdings, Inc., the subsidiary guarantors parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions as lenders.	8-K	10.2	6/13/23

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

^10.140	(a)	Indenture, dated as of September 22, 2020, among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee (including the form of the Company’s 7.000% Senior Note due January 15, 2026).	8-K	4.1	9/23/20

10.141	(a)	First Supplemental Indenture, dated as of August 6, 2021, among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors and MUFG Union Bank, N.A., as trustee under the Indenture dated as of September 22, 2020.	10-Q	10.5	11/3/21

10.142	(a)	Indenture, dated as of June 13, 2023, among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors and U.S. Bank Trust Company, National Association, as trustee (including the form of the Company’s 4.25% Convertible Senior Note due June 15, 2028).	8-K	4.1	6/13/23

10.143	(a)	Indenture, dated as of December 22, 2023, among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors and U.S. Bank Trust Company, National Association, as trustee (including the form of the Company’s 9.750% Convertible Senior Note due March 15, 2029).	8-K	4.1	12/22/23

*21	(a)	Subsidiaries of the Registrant

*23.1	(a)	Consent of Deloitte & Touche LLP

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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

*97	(a)	Bread Financial Holdings, Inc. Compensation Recoupment Policy effective October 2, 2023.

*101	(a)
The following financial information from Bread Financial Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to audited Consolidated Financial Statements.

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Item 16.    Form 10-K Summary.

None.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

BREAD FINANCIAL HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bread Financial Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Bread Financial Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related Consolidated Statements of Income, Comprehensive income, Stockholders’ equity, and Cash flows for each of the three years in the period ended December 31, 2023 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses for credit card loans — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Allowance for credit losses is an estimate of expected credit losses, measured over the estimated life of its credit card loans, that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the credit reserving methodology referred to as the Current Expected Credit Loss (CECL) model is significantly influenced by the composition, characteristics and quality of the Company’s credit card loans, as well as the prevailing economic conditions and forecasts utilized. The estimate of the Allowance for credit losses for credit card loans includes an estimate for uncollectible principal as well as unpaid interest and fees. Principal losses, net of recoveries are deducted from the Allowance for credit losses. Losses for unpaid interest and fees, as well as any adjustments to the Allowance for credit losses associated with unpaid interest and fees are recorded as a reduction to

Interest and fees on loans. The Allowance for credit losses is maintained through an adjustment to the Provision for credit losses and is evaluated for appropriateness.

In estimating its Allowance for credit losses for credit card loans, management utilizes modeling and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. This modeling utilizes historical data and applicable macroeconomic variables with statistical analysis and behavioral relationships, to determine expected credit performance. The Company’s quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card loans, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the Allowance for credit losses reflects the Company’s best estimate of current expected credit losses within the credit card loans balance.

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
•We tested the completeness and accuracy of the historical data used in management’s modeling.
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
February 20, 2024

We have served as the Company’s auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bread Financial Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bread Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 20, 2024

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2023	2022	2021
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$4,961	$4,615	$3,861
Interest on cash and investment securities	184	69	7
Total interest income	5,145	4,684	3,868
Interest expense
Interest on deposits	541	243	167
Interest on borrowings	338	260	216
Total interest expense	879	503	383
Net interest income	4,266	4,181	3,485
Non-interest income
Interchange revenue, net of retailer share arrangements	(335)	(469)	(369)
Gain on portfolio sale	230	—	10
Other	128	114	146
Total non-interest income	23	(355)	(213)
Total net interest and non-interest income	4,289	3,826	3,272
Provision for credit losses	1,229	1,594	544
Total net interest and non-interest income, after provision for credit losses	3,060	2,232	2,728
Non-interest expenses
Employee compensation and benefits	867	779	671
Card and processing expenses	428	359	323
Information processing and communication	301	274	216
Marketing expenses	161	180	160
Depreciation and amortization	116	113	92
Other	219	227	222
Total non-interest expenses	2,092	1,932	1,684
Income from continuing operations before income taxes	968	300	1,044
Provision for income taxes	231	76	247
Income from continuing operations	737	224	797
(Loss) income from discontinued operations, net of income taxes(1)	(19)	(1)	4
Net income	$718	$223	$801
Basic income per share
Income from continuing operations	$14.79	$4.48	$16.02
(Loss) income from discontinued operations	$(0.40)	$(0.01)	$0.07
Net income per share	$14.39	$4.47	$16.09
Diluted income per share
Income from continuing operations	$14.74	$4.47	$15.95
(Loss) income from discontinued operations	$(0.40)	$(0.01)	$0.07
Net income per share	$14.34	$4.46	$16.02
Weighted average common shares outstanding
Basic	49.8	49.9	49.7
Diluted	50.0	50.0	50.0
(1) Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements.

See Notes to audited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2023	2022	2021
(Millions)
Net income	$718	$223	$801

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	2	(25)	(24)
Tax benefits	—	6	2
Unrealized gain (loss) on available-for-sale debt securities, net of tax	2	(19)	(22)

Unrealized gain on cash flow hedges	—	—	1
Tax benefits	—	—	—
Unrealized gain on cash flow hedges, net of tax	—	—	1

Unrealized gain on net investment hedge	—	—	20
Tax expense	—	—	(13)
Unrealized gain on net investment hedge, net of tax	—	—	7

Foreign currency translation adjustments (inclusive of deconsolidation of $54 million for the year ended December 31, 2021, related to the disposition of business)	—	—	17

Other comprehensive income (loss), net of tax	2	(19)	3

Total comprehensive income, net of tax	$720	$204	$804

See Notes to audited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,590	$3,891
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities: 2023, $12,844; 2022, $15,383)	19,333	21,365
Allowance for credit losses	(2,328)	(2,464)
Credit card and other loans, net	17,005	18,901
Investments (Fair value: 2023, $217; 2022, $221)	253	221
Property and equipment (less accumulated depreciation and amortization: 2023, $343; 2022, $287)	167	195
Goodwill and intangible assets, net	762	799
Other assets	1,364	1,400
Total assets	$23,141	$25,407
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$13,620	$13,826
Debt issued by consolidated variable interest entities	3,898	6,115
Long-term and other debt	1,394	1,892
Other liabilities	1,311	1,309
Total liabilities	20,223	23,142
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued: 2023, 49.3 million shares; 2022, 49.9 million shares	1	1
Additional paid-in capital	2,169	2,192
Retained earnings	767	93
Accumulated other comprehensive loss	(19)	(21)
Total stockholders’ equity	2,918	2,265
Total liabilities and stockholders’ equity	$23,141	$25,407

See Notes to audited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2020	117.1	$1	$3,427	$(6,733)	$4,832	$(5)	$1,522
Net income	—	—	—	—	801	—	801
Other comprehensive income	—	—	—	—	—	3	3
Stock-based compensation	—	—	29	—	—	—	29
Dividends and dividend equivalent rights declared ($0.84 per common share)	—	—	—	—	(42)	—	(42)
Retirement of treasury stock	(67)	—	(1,280)	6,733	(5,453)	—	—
Spinoff of Loyalty Ventures Inc.	—	—	—	—	(225)	—	(225)
Issuance of shares to employees, net of shares withheld for employee taxes	0.1	—	(2)	—	—	—	(2)
Balance as of December 31, 2021	49.8	$1	$2,174	$—	$(87)	$(2)	$2,086
Net income	—	—	—	—	223	—	223
Other comprehensive loss	—	—	—	—	—	(19)	(19)
Stock-based compensation	—	—	33	—	—	—	33
Repurchase of common stock	(0.2)	—	(12)	—	—	—	(12)
Dividends and dividend equivalent rights declared ($0.84 per common share)	—	—	—	—	(43)	—	(43)
Issuance of shares to employees, net of shares withheld for employee taxes	0.3	—	(3)	—	—	—	(3)
Balance as of December 31, 2022	49.9	$1	$2,192	$—	$93	$(21)	$2,265
Net income	—	—	—	—	718	—	718
Other comprehensive income	—	—	—	—	—	2	2
Stock-based compensation	—	—	44	—	—	—	44
Capped call transactions for convertible senior notes due 2028, net of tax	—	—	(30)	—	—	—	(30)
Repurchase of common stock	(0.9)	—	(35)	—	—	—	(35)
Dividends and dividend equivalent rights declared ($0.84 per common share)	—	—	—	—	(44)	—	(44)
Issuance of shares to employees, net of shares withheld for employee taxes	0.3	—	(2)	—	—	—	(2)
Balance as of December 31, 2023	49.3	$1	$2,169	$—	$767	$(19)	$2,918

See Notes to audited Consolidated Financial Statements

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$718	$223	$801
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,229	1,594	544
Depreciation and amortization	116	113	123
Deferred income taxes	(68)	(245)	(15)
Non-cash stock compensation	44	33	29
Amortization of deferred financing costs	26	24	31
Amortization of deferred origination costs	92	86	75
Gain on portfolio sale	(230)	—	(10)
Change in other operating assets and liabilities, net of acquisitions and dispositions
Change in other assets	28	(134)	(30)
Change in other liabilities	—	87	(11)
Other	32	67	6
Net cash provided by operating activities	1,987	1,848	1,543
CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	(1,154)	(3,222)	(1,805)
Change in redemption settlement assets	—	—	(113)
Payments for acquired businesses, net of cash and restricted cash	—	—	(75)
Proceeds from sale of credit card loan portfolios	2,499	—	512
Purchases of credit card loan portfolios	(473)	(1,804)	(110)
Purchases of investments	(50)	(43)	(93)
Maturities of investments	14	30	73
Other, including capital expenditures	(48)	(72)	(80)
Net cash provided by (used in) investing activities	788	(5,111)	(1,691)
CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	1,401	218	38
Repayments/maturities of unsecured borrowings under debt agreements	(1,882)	(319)	(864)
Debt issued by consolidated variable interest entities	2,592	4,248	4,278
Repayments/maturities of debt issued by consolidated variable interest entities	(4,807)	(3,587)	(4,538)
Net (decrease) increase in deposits	(209)	2,778	1,228
Debt proceeds from spinoff of Loyalty Ventures Inc.	—	—	652
Transfers to Loyalty Ventures Inc. related to spinoff	—	—	(127)
Payment of deferred financing costs	(63)	(13)	(13)
Payment of capped call transactions	(39)	—	—
Dividends paid	(42)	(43)	(42)
Repurchase of common stock	(35)	(12)	—
Other	(2)	(3)	(4)
Net cash (used in) provided by financing activities	(3,086)	3,267	608
Change in cash, cash equivalents and restricted cash	(311)	4	460
Cash, cash equivalents and restricted cash at beginning of period	3,927	3,923	3,463
Cash, cash equivalents and restricted cash at end of period	$3,616	$3,927	$3,923
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$861	$466	$357
Cash paid during the year for income taxes, net	$292	$338	$325
Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,590	$3,891	$3,046
Restricted cash included within Other Assets	26	36	877
Total cash, cash equivalents and restricted cash	$3,616	$3,927	$3,923

The Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations.
See Notes to audited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, the NFL, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries, including travel and entertainment, health and beauty, jewelry, sporting goods, home goods, technology and electronics and the industry in which we first began, specialty apparel. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, allows us to offer products relevant across all customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings have enabled us to establish and maintain long-standing partner relationships. We operate our business through a single reportable segment, with our primary source of revenue being from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

Throughout this report, unless stated or the context implies otherwise, the terms “Bread Financial”, “BFH”, the “Company”, “we”, “our” or “us” refer to Bread Financial Holdings, Inc. and its subsidiaries on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only standalone basis. In addition, in this report we may refer to the retailers and other companies with whom we do business as our “partners”, “brand partners”, or “clients”, provided that the use of the term “partner”, “partnering” or any similar term does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Bread Financial’s relationship with any third parties. We offer our credit products through our insured depository institution subsidiaries, Comenity Bank and Comenity Capital Bank, which together are referred to herein as the “Banks”. In December 2020 we acquired Lon Inc., known at the time as Bread, which has been fully integrated into our ongoing business strategy and operations.

Effective March 23, 2022, we changed our corporate name to Bread Financial Holdings, Inc. from Alliance Data Systems Corporation, and on April 4, 2022, we changed our ticker to “BFH” from “ADS” on the NYSE. Neither the name change nor the NYSE ticker change affected our legal entity structure, nor did either change have an impact on our audited Consolidated Financial Statements.

BASIS OF PRESENTATION

The audited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Beginning in the year ended December 31, 2021, as a result of the spinoff of our LoyaltyOne segment and its classification as discontinued operations, we adjusted the presentation of our audited Consolidated Financial Statements from our historical approach under Securities and Exchange Commission (SEC) Regulation S-X Article 5, which is broadly applicable to all “commercial and industrial companies”, to Article 9, which is applicable to “bank holding companies” (BHCs). While neither BFH nor any of our subsidiaries are considered a “bank” within the meaning of the Bank Holding Company Act, the changes from the historical presentation, to the BHC presentation, the most significant of which reflect a reclassification of Interest expense within Net interest income, are intended to reflect our operations going forward and better align us with peers for comparability purposes.

The audited Consolidated Financial Statements also include amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. Such amounts have been classified within Discontinued operations and primarily relate to the after-tax impact of contractual indemnification and tax-related matters. For additional information about the adjusted presentation of our audited Consolidated Financial Statements and our previously disclosed discontinued operations please refer to Note

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

22, “Discontinued Operations and Bank Holding Company Presentation” in our Annual Report on Form 10-K for the year ended December 31, 2021.

SIGNIFICANT ACCOUNTING POLICIES

We present our accounting policies within the Notes to the audited Consolidated Financial Statements to which they relate; the table below lists such accounting policies and the related Notes. The remaining significant accounting policies applied are included following the table.

Significant Accounting Policy	Note Number	Note Title
Credit Card and Other Loans	Note 2	Credit Card and Other Loans
Allowance for Credit Losses	Note 3	Allowance for Credit Losses
Transfers of Financial Assets	Note 4	Securitizations
Investments	Note 5	Investments
Goodwill	Note 6	Goodwill and Intangible Assets, Net
Intangible Assets, Net	Note 6	Goodwill and Intangible Assets, Net
Leases	Note 8	Leases
Stock Compensation Expense	Note 18	Stockholders' Equity
Income Taxes	Note 19	Income Taxes
Earnings Per Share	Note 20	Earnings Per Share

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Principles of Consolidation

The accompanying audited Consolidated Financial Statements include the accounts of BFH and all subsidiaries in which we have a controlling financial interest. For voting interest entities, a controlling financial interest is determined when we are able to exercise control over the operating and financial decisions of the investee. For variable interest entities (VIEs), which are themselves determined based on the amount and characteristics of the equity in the entity, we have a controlling financial interest when we are determined to be the primary beneficiary. The primary beneficiary is the party having both the power to exercise control over the activities that most significantly impact the VIE’s financial performance, as well as the obligation to absorb the losses of, or the right to receive the benefits from, the VIE that could potentially be significant to that VIE. We are the primary beneficiary of our securitization trusts (the Trusts) and therefore consolidate these Trusts within our audited Consolidated Financial Statements.

In cases where we do not have a controlling financial interest, but we are able to exert significant influence over the operating and financial decisions of the entity, we account for such investments under the equity method.

All intercompany transactions have been eliminated.

Amounts Based on Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments about future events that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the audited Consolidated Financial Statements, as well as the reported amounts of income and expenses during the reporting periods. The most significant of those estimates and judgments relate to our Allowance for credit losses, Provision for income taxes and Goodwill; actual results could differ.

Consolidated Statements of Income

Our primary source of revenue is from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners. The following describes our recognition policies across the various sources of revenue we earn.

Interest and fees on loans: Represents revenue earned on customer accounts owned by us, and is recognized in the period earned in accordance with the contractual provisions of the credit agreements. Interest and fees continue to accrue on all accounts, except in limited circumstances, until the account balance and all related interest and fees are paid, or charged-off which happens in the month during which an account becomes 180 days past due for credit card loans or 120 days past due for other loans, which consist primarily of buy now, pay later (BNPL) products such as installment loans and our “split-pay” offerings. Charge-offs for unpaid interest and fees, as well as any adjustments to the Allowance for credit losses associated with unpaid interest and fees, are recorded as a reduction of Interest and fees on loans. Direct loan origination costs on Credit card and other loans are deferred and amortized on a straight-line basis over a one-year period for credit card loans, or for BNPL loans over the life of the loan, and are recorded as a reduction of Interest and fees on loans. As of December 31, 2023 and 2022, the remaining unamortized deferred direct loan origination costs were $60 million and $46 million, respectively, and included in Total credit card and other loans.

Interest on cash and investment securities: Represents revenue earned on cash and cash equivalents as well as investments in debt securities, and is recognized in the period earned.

Interchange revenue, net of retailer share arrangements: Represents revenue earned from merchants, including our brand partners, and cardholders from processing and servicing accounts, and is recognized as such services are performed. Revenue earned from merchants, including our brand partners, primarily consists of merchant and interchange fees, which are transaction fees charged to the merchant for the processing of credit card transactions and are recognized at the time the cardholder transaction occurs. Costs of cardholder reward arrangements are recognized when the rewards are earned by the cardholders and are generally classified as a reduction of revenue with the related liability included in Other liabilities on the Consolidated Balance Sheets. Our credit card program agreements may also provide for royalty payments to our brand partners based on purchased volume or if certain contractual incentives are met, such as if the economic performance of the program exceeds a contractually defined threshold, or for payments for new accounts. These amounts are recorded as a reduction of revenue in the period incurred.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Other non-interest income: Represents ancillary revenues earned from cardholders, consisting primarily of monthly fees from the purchase of certain payment protection products which are recognized based on the average cardholder account balance over time and can be cancelled at any point by the cardholder, as well as gains or losses on the sales of loan portfolios, and losses from our equity method investment in Loyalty Ventures Inc. (LVI).

Contract Costs: We recognize as an asset contract costs, such as up-front payments made pursuant to contractual agreements with brand partners. Such costs are deferred and recognized on a straight-line basis over the term of the related agreement. Depending on the nature of the contract costs, the amortization is recorded as a reduction to Non-interest income, or as a charge to Non-interest expenses, in the Consolidated Statements of Income. Amortization of contract costs recorded as a reduction of Interchange revenue, net of retailer share arrangements, was $59 million, $72 million and $64 million for the years ended December 31, 2023, 2022 and 2021, respectively; amortization of contract costs recorded across various Non-interest expense categories totaled $12 million, $12 million and $11 million for those same years, respectively. As of December 31, 2023 and 2022, the remaining unamortized contract costs were $285 million and $344 million, respectively, and are included in Other assets on the Consolidated Balance Sheets.

We perform an impairment assessment when events or changes in circumstances indicate that the carrying amount of our contract costs may not be recoverable. Our impairment assessment for certain of our deferred contract costs resulted in a $7 million impairment charge which has been recognized in Other non-interest expenses in our Consolidated Statements of Income for the year ended December 31, 2023. No such impairment charges were recognized during either of the years ended December 31, 2022 or 2021.

Interest expense: Represents interest incurred primarily to fund Credit card and other loans, general corporate purposes and liquidity needs, and is recognized as incurred. Interest expense is divided between Interest on deposits, which relates to interest expense on Deposits taken from customers, and Interest on borrowings, which relates to interest expense on our Long-term and other debt.

Card and processing expenses: Primarily represents costs incurred in relation to customer service activities, including embossing, and postage and mailing, as well as fraud and credit bureau inquiries. These costs are expensed as incurred.

Information processing and communication expenses: Represents costs incurred in relation to data processing, and software license and maintenance charges. These costs are expensed as incurred.

Marketing expenses: Represents costs incurred in campaign development and initial placement of advertising, which are expensed in the period in which the advertising first takes place. Other marketing expenses are expensed as incurred.

Consolidated Balance Sheets

Cash and cash equivalents: Includes cash and due from banks, interest-bearing cash balances such as those invested in money market funds, as well as other highly liquid short-term investments with an original maturity of three months or less, and restricted cash. As of December 31, 2023 and 2022, respectively, cash and due from banks was $410 million and $288 million, interest-bearing cash balances were $2.9 billion and $3.5 billion, and short-term investments were $250 million and $130 million. Restricted cash primarily represents cash restricted for principal and interest repayments of debt issued by our consolidated VIEs, and is recorded in Other assets on the Consolidated Balance Sheets. Restricted cash totaled $26 million and $36 million as of December 31, 2023 and 2022, respectively.

Derivative financial instruments: From time to time, we use derivative financial instruments to manage our exposure to various financial risks; we do not trade or speculate in derivatives. Subject to the criteria set forth in GAAP, we will either designate our derivatives in hedging relationships, or as economic hedges should the criteria in GAAP not be met. Our derivative financial instruments were insignificant to the audited Consolidated Financial Statements for the periods presented.

Property and equipment: Furniture, equipment, buildings and leasehold improvements are carried at cost less accumulated depreciation, and depreciation is recognized on a straight-line basis. Costs incurred during construction are capitalized; depreciation begins once the asset is placed in service and is also recognized on a straight-line basis. Our furniture and equipment is depreciated over the estimated useful lives of the assets, which range from less than one year to 11 years, while leasehold improvements are depreciated over the lesser of the remaining terms of the respective leases, or the economic lives of the improvements, and range from less than one year to 24 years. Depreciation expense, including

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

purchased software, totaled $19 million, $19 million and $26 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Costs associated with the acquisition or development of internal-use software are also capitalized and recorded in Property and equipment. Once the internal-use software is ready for its intended use, the cost is amortized on a straight-line basis over the software’s estimated useful life. As of December 31, 2023, our internal-use software has estimated useful lives ranging from one year to 10 years. As of December 31, 2023 and 2022, the net amount of unamortized capitalized internal-use software costs included in Property and equipment on the Consolidated Balance Sheets was $78 million and $112 million, respectively. Amortization expense on capitalized internal-use software costs totaled $60 million, $68 million and $37 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We review long-lived assets and asset groups for impairment whenever events or circumstances indicate their carrying amounts may not be recoverable. An impairment is recognized if the carrying amount is not recoverable and exceeds the asset or asset group’s fair value. No impairment was recognized during the years ended December 31, 2023, 2022 and 2021.

CONCENTRATIONS

We depend on a limited number of large partner relationships for a significant portion of our revenue. As of and for the year ended December 31, 2023, our five largest credit card programs accounted for approximately 47% of our Total net interest and non-interest income excluding the gain on sale and 37% of our End-of-period credit card and other loans. In particular, our programs with (alphabetically) Signet Jewelers, Ulta Beauty and Victoria’s Secret & Co. and its retail affiliates each accounted for more than 10% of our Total net interest and non-interest income for the year ended December 31, 2023. A decrease in business from, or the loss of, any of our significant partners for any reason, could have a material adverse effect on our business. We previously announced the non-renewal of our contract with BJ’s Wholesale Club (BJ’s) and the sale of the BJ’s portfolio, which closed in late February 2023. For the year ended December 31, 2022, BJ’s branded co-brand accounts generated approximately 10% of our Total net interest and non-interest income, and BJ’s branded co-brand accounts were responsible for approximately 11% of our Total credit card and other loans as of December 31, 2022.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2022, the FASB issued new accounting and disclosure guidance for troubled debt restructurings effective January 1, 2023, with early adoption permitted. Specifically, the new guidance eliminates the previous recognition and measurement guidance for troubled debt restructurings while enhancing the disclosure requirements for certain loan modifications and write-offs. Effective January 1, 2023 we adopted the guidance, with no significant impact on our results of operations, financial position, regulatory risk-based capital, or on our operational processes, controls and governance in support of the new guidance.

In March 2023, the FASB issued new accounting guidance expanding the election to apply the proportional amortization method of accounting to tax credit investments beyond low-income-housing tax credit investments, when certain conditions are met. Effective January 1, 2024 we adopted the guidance; the accounting policy election from which did not have a significant impact on our results of operations, financial position, regulatory risk-based capital, or on our operational processes, controls and governance in support of the new guidance.

In November 2023, the FASB issued new segment reporting guidance that will be effective beginning with segment disclosures for our Annual Report on Form 10-K for the year ending December 31, 2024, and effective for interim reporting periods beginning in 2025. Early adoption is permitted; although, we do not plan to early adopt. The new guidance requires interim and annual disclosure of significant segment expense categories and amounts that are regularly provided to the chief operating decision maker, as well as disclosure of the aggregate amount and description of other segment items beyond significant segment expenses. The guidance will result in expanded disclosures for our single reportable segment but is not expected to have a significant impact on our financial reporting, or on our operational processes, controls and governance in support of the new guidance.

In December 2023, the Financial Accounting Standards Board (FASB) issued new income tax disclosure guidance, with the biggest changes impacting disclosures provided on an annual basis, that will be effective beginning with our income tax disclosures for our Annual Report on Form 10-K for the year ending December 31, 2025. Early adoption is permitted;

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

although, we do not plan to early adopt. The new guidance requires greater disaggregation of rate reconciliation and income taxes paid information, as well as other changes intended to enhance the transparency and decision-usefulness of income tax disclosures. The new guidance will require enhancements to our income tax disclosures but is not expected to have a significant impact on our financial reporting, or on our operational processes, controls and governance in support of the new guidance.

2. CREDIT CARD AND OTHER LOANS

Our payment and lending solutions result in the origination of Credit card and other loans, which are recorded at the time a borrower enters into a point-of-sale transaction with a merchant. Credit card loans represent revolving lines of credit and have a range of terms that include credit limits, interest rates and fees, which can be revised over time based on new information about the cardholder, in accordance with applicable regulations and the governing terms and conditions. Cardholders choosing to make a payment of less than the full balance due, instead of paying in full, are subject to finance charges and are required to make monthly payments based on pre-established amounts. Other loans, which consist primarily of BNPL products such as installment loans and our “split-pay” offerings, have a range of fixed terms such as interest rates, fees and repayment periods, and borrowers are required to make pre-established monthly payments over the term of the loan in accordance with the applicable terms and conditions. Credit card and other loans include principal and any related accrued interest and fees and are presented on the Consolidated Balance Sheets net of the Allowance for credit losses. We continue to accrue interest and fee income on all accounts, except in limited circumstances, until the related balance and all related interest and fees are paid or charged-off.

We generally classify our Credit card and other loans as held for investment. We sell a majority of our Credit card loans originated by Comenity Bank (CB) and by Comenity Capital Bank (CCB), which together are referred to herein as the “Banks”, to certain of our master trusts (the Trusts), which are consolidated VIEs, and therefore these loans are restricted for securitization investors. All new originations of Credit card and other loans are determined to be held for investment at origination because we have the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, we consider the average life and homogenous nature of our Credit card and other loans. In assessing whether our Credit card and other loans continue to be held for investment, we also consider capital levels and scheduled maturities of funding instruments used. The assertion regarding the intent and ability to hold Credit card and other loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of our direct-to-consumer (DTC or retail) deposits and other funding instruments; the demonstrated ability to replace maturing time-based deposits and other borrowings with new deposits or borrowings; and historic payment activity on Credit card and other loans. Due to the homogenous nature of our Credit card loans, amounts are classified as held for investment on a brand partner portfolio basis. From time to time certain Credit card loans are classified as held for sale, as determined on a brand partner portfolio basis. We carry held for sale assets at the lower of aggregate cost or fair value and continue to recognize finance charges on an accrual basis. Cash flows associated with Credit card and other loans originated or purchased for investment are classified as Cash flows from investing activities, regardless of any subsequent change in intent and ability.

The following table presents Credit card and other loans, as of December 31:

	2023	2022
(Millions)
Credit card loans	$18,999	$21,065
BNPL and other loans	334	300
Total credit card and other loans(1)(2)	19,333	21,365
Less: Allowance for credit losses	(2,328)	(2,464)
Credit card and other loans, net	$17,005	$18,901
__________________________________
(1)Includes $12.8 billion and $15.4 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of December 31, 2023 and December 31, 2022, respectively.
(2)Includes $371 million and $307 million, of accrued interest and fees that have not yet been billed to cardholders as of December 31, 2023 and December 31, 2022, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Card and Other Loans Aging

The following table presents the delinquency trends of our Credit card and other loans portfolio based on the amortized cost:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 days delinquent	61 to 90 days delinquent	91 or more days delinquent	Total delinquent	Current	Total
(Millions)
As of December 31, 2023	$422	$323	$809	$1,554	$17,373	$18,927

As of December 31, 2022	$444	$296	$732	$1,472	$19,559	$21,031
______________________________
(1)BNPL and other loan delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the primary difference between the amortized cost basis included in the table above and the carrying value of our Credit card and other loans relates to the exclusion of unbilled finance charges and fees from the amortized cost basis. As of December 31, 2023 and 2022, accrued interest and fees that have not yet been billed to cardholders were $371 million and $307 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due, this practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 2.6%, 1.4% and 1.7%, for the years ended December 31, 2023, 2022, and 2021 respectively. Our re-aging practices comply with regulatory guidelines.

Credit Quality Indicators for Our Credit Card and Other Loans

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates, which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio and the success of our collection and recovery efforts. These rates also reflect, more broadly, the general macroeconomic conditions, including the effects of persistent inflation and high interest rates. Our Delinquency and Net principal loss rates are also impacted by the magnitude of our Credit card and other loans portfolio, which serves as the denominator in the calculation of these rates. Accordingly, changes in the magnitude of our portfolio (whether due to credit tightening, acquisitions or dispositions of portfolios or otherwise) may cause movements in our Delinquency and Net principal loss rates that are not necessarily indicative of the underlying credit quality of the overall portfolio.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit cards and other loans as of the same period-end. As of December 31, 2023 and December 31, 2022, our Delinquency rates were 6.5% and 5.5%, respectively.

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. BNPL loans such as our installment loans and our “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for Credit card loans and 120 days past due for BNPL loans. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $954 million, $651 million and $456 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. For the years ended December 31, 2023 and 2022, our Net principal loss rates were 7.5% and 5.4%, respectively.

Overall Credit Quality: As part of our credit risk management activities for our credit card loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders’ broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes less than 0.1% and approximately 0.6% of the total credit card loans balance as of December 31, 2023 and 2022, respectively, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of credit card loans by Vantage score as of December 31:

	Vantage
	2023			2022
	661 or Higher	601 to 660	600 or Less	661 or Higher	601 to 660	600 or Less
Credit card loans	57%	27%	16%	62%	26%	12%

As part of our credit risk management activities for our BNPL loans portfolio, we also assess overall credit quality by reviewing information from credit bureaus. In this case we utilize Fair Isaac Corporation (FICO) credit scores to assist in our assessment of credit quality. The amortized cost basis of BNPL loans totaled $317 million and $299 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, approximately 82% of these loans were originated with customers with FICO scores of 661 or above, and correspondingly approximately 18% of these loans were originated with customers with FICO scores below 661. Similarly, as of December 31, 2022, approximately 86% and 14% of these loans were originated with customers with FICO scores of 661 or above, and below 661, respectively.

Modified Credit Card Loans

Forbearance Programs

As part of our collections strategy, we may offer temporary, short term (six-months or less) forbearance programs in order to improve the likelihood of collections and meet the needs of our customers. Our modifications for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced or deferred payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these forbearance programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our forbearance programs to determine if they represent a more than insignificant delay in payment granted to borrowers experiencing financial difficulty, in which case they would then be considered a Loan Modification. Loans in these short term programs that are determined to be Loan Modifications, will be included as such in the disclosure below.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Card Loans - Modifications for Borrowers Experiencing Financial Difficulty (Loan Modifications)

In instances where cardholders are experiencing financial difficulty, we may modify our credit card loans with the intention of minimizing losses and improving collectability, while providing cardholders with financial relief; such credit card loans are classified as Loan Modifications, exclusive of the temporary, short-term forbearance programs described above. Loan Modifications include concessions consisting primarily of a reduced minimum payment, late fee waiver, and/or an interest rate reduction. The majority of concessions remain in place for a period no longer than twelve months; however, for certain modifications the concessions remain in place through the payoff of the credit card loans if the cardholder complies with the terms of the program.

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

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The following table provides information relating to credit card loans to borrowers experiencing financial difficulty that were granted a concession under a Loan Modification program during the year ended December 31:

	2023
	Account Balances(1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)
(Millions, except percentages)
Credit card loans	$269	1.4%	19.2%
__________________________________
(1)Represents the outstanding balance as of December 31, 2023 of all Loan Modifications undertaken in the past twelve months, for credit card loans that remain in modification programs on December 31, 2023. The outstanding balance includes principal, accrued interest and fees.

Interest income on these impaired credit card loans is accounted for in the same manner as non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not in Loan Modification programs.

The following table presents the performance of our credit card loans that were modified on or after January 1, 2023 and remain in a Loan Modification program:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications - Credit Card Loans
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
As of December 31, 2023	$17	$16	$22	$55	$214	$269

The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates, for the year ended December 31, 2023; the probability of default is factored into the Allowance for credit losses:

	2023
	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	14,196	$23

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Troubled Debt Restructurings (TDRs)

The following table provides information on credit card loans modified as troubled debt restructurings (TDRs) in accordance with the applicable accounting guidance in effect during the periods presented, which was effective prior to our adoption of the new guidance that eliminated TDRs effective January 1, 2023.

	2022
	Number of Restructurings	Pre-modification Outstanding Balance	Post-modification Outstanding Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings	149,815	$227	$227

TDRs are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. Our impaired credit card loans represented 1% of total credit card loans as of December 31, 2022. As of the same date, our recorded investment in impaired credit card loans was $257 million, with an associated Allowance for credit losses of $70 million. The average recorded investment in impaired credit card loans was $257 million for the year ended December 31, 2022.

Interest income on these impaired credit card loans is accounted for in the same manner as non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not accounted for as TDRs. We recognized $15 million in interest income associated with credit card loans accounted for as TDRs for the year ended December 31, 2022.

The following table provides additional information regarding credit card loans modified as TDRs that have subsequently defaulted within 12 months of their modification dates, for the year ended December 31, 2022; the probability of default is factored into the Allowance for credit losses:

	2022
	Number of Restructurings	Outstanding Balance
(Millions, except for Number of restructurings)
Troubled debt restructurings that subsequently defaulted	63,726	$88

Unfunded Lending Commitments

We manage potential credit risk in unfunded lending commitments by reviewing each potential customer’s credit application and evaluating the applicant’s financial history and ability and perceived willingness to repay. Credit card loans are made primarily on an unsecured basis, and our Cardholders reside throughout the U.S. and are not significantly concentrated in any one geographic area.

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and across our credit card loan portfolio, by monitoring the size and maturity of our loan portfolio, and applying consistent risk-based underwriting standards reflective of current and anticipated macroeconomic conditions. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $113 billion and $128 billion as of December 31, 2023 and 2022, respectively. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of December 31, 2023 and 2022, there were no credit card loans held for sale and no portfolio sales were made during the year end December 31, 2022.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

We previously announced the non-renewal of our contract with BJ’s Wholesale Club (BJ’s) and the sale of the BJ’s portfolio, which closed in late February 2023, for a total purchase price of $2.5 billion on a loan portfolio of $2.3 billion, resulting in a $230 million Gain on portfolio sale.

Portfolio Acquisitions

In October 2023, we acquired a credit card portfolio for cash consideration of $388 million.

In October 2022, we acquired the AAA credit card portfolio for cash consideration of $1.6 billion, which primarily consisted of $1.5 billion of credit card loans, and also included $118 million of intangible assets (primarily purchased credit card relationships) and reward liabilities.

In April 2022, we acquired a credit card portfolio for cash consideration of $249 million, which primarily consisted of credit card loans, and also included intangible assets (primarily purchased credit card relationships) and rewards liabilities. For audited Consolidated Financial Statement disclosure purposes, allocation of the purchase price to the credit card loans and intangible assets acquired is not significant.

3. ALLOWANCE FOR CREDIT LOSSES

The Allowance for credit losses represents our estimate of expected credit losses over the estimated life of our Credit card and other loans, incorporating future macroeconomic forecasts in addition to information about past events and current conditions. Our estimate under the Current Expected Credit Loss (CECL) approach is significantly influenced by the composition, characteristics and quality of our portfolio of credit card and other loans, as well as the prevailing economic conditions and forecasts utilized. The estimate of the Allowance for credit losses includes an estimate for uncollectible principal as well as unpaid interest and fees. Principal losses, net of recoveries are deducted from the Allowance for credit losses. Losses of unpaid interest and fees as well as any adjustments to the Allowance for credit losses associated with unpaid interest and fees are recorded as a reduction to Interest and fees on loans. The Allowance for credit losses is maintained through an adjustment to the Provision for credit losses and is evaluated for appropriateness on a quarterly basis.

In estimating our Allowance for credit losses, for each identified segment of loans sharing similar risk characteristics, management uses modeling and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. This modeling uses historical data and applicable macroeconomic variables with statistical analysis and behavioral relationships, to determine expected credit performance. Our quantitative estimate of expected credit losses under CECL is impacted by certain forecasted macroeconomic variables. We consider the macroeconomic forecast used to be reasonable and supportable over the estimated life of the Credit card and other loans portfolio, with no reversion period. In addition to the quantitative estimate of expected credit losses, we also incorporate qualitative adjustments for certain factors such as Company-specific risks, changes in current macroeconomic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the Allowance for credit losses reflects our best estimate of current expected credit losses.

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

BNPL Loans

We measure our Allowance for credit losses on BNPL loans using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of December 31, 2023 and 2022, the Allowance for credit losses on BNPL loans was $32 million and $21 million, respectively.

Allowance for Credit Losses Rollforward

The following table presents our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on BNPL and other loans is insignificant and therefore has been included in the table below. The amounts presented are for the years ended December 31:

	2023	2022	2021
(Millions)
Beginning balance	$2,464	$1,832	$2,008

Provision for credit losses(1)	1,229	1,594	544
Change in estimate for uncollectible unpaid interest and fees	10	10	—
Net principal losses(2)	(1,375)	(972)	(720)
Ending balance	$2,328	$2,464	$1,832
______________________________
(1)Provision for credit losses includes a build/release for the Allowance for credit losses, as well as replenishment of Net principal losses.
(2)Net principal losses are presented net of recoveries of $332 million, $187 million and $163 million for the years ended December 31, 2023, 2022 and 2021, respectively. Net principal losses for the years ended December 31, 2023 and 2022 include an adjustment of $10 million and $5 million, respectively, related to the effects of the purchase of previously written-off accounts that were sold to a third-party debt collection agency; no such adjustment was made for the year ended December 31, 2021.

For the year ended December 31, 2023, the factors that influenced the decrease in the Allowance for credit losses are lower Credit Card and other loans, primarily driven by the sale of the BJ’s portfolio; partially offset by higher principal losses and a higher reserve rate due to the compounding effect of persistent inflation relative to wage growth, the increased cost of consumer debt, the possibility of higher unemployment levels and the potential impacts from the resumption of federal student loan payments.

4. SECURITIZATIONS

We account for transfers of financial assets as either sales or financings. Transfers of financial assets that are accounted for as a sale are removed from the Consolidated Balance Sheets with any realized gain or loss reflected in the Consolidated Statements of Income during the period in which the sale occurs. Transfers of financial assets that are not accounted for as a sale are treated as a financing.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

We are required to maintain minimum interests in our Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the years ended December 31, 2023, 2022 and 2021, no such triggering events occurred.

The following tables provide the total securitized credit card loans and related delinquencies as of December 31, and net principal losses of securitized credit card loans for the years ended December 31:

	2023	2022
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$12,844	$15,383
Of which: principal amount of credit card loans 91 days or more past due	$323	$307

	2023	2022	2021
(Millions)
Net principal losses of securitized credit card loans	$801	$554	$453

5. INVESTMENTS

Investments include investment securities and various other investments primarily held by the Banks for Community Reinvestment Act (CRA) purposes. Investment securities consist of available-for-sale (AFS) debt securities, which are mortgage-backed securities and municipal bonds, and equity securities, which are mutual funds. Investment securities are carried at fair value on the Consolidated Balance Sheets. We also have other investments, which primarily include a portfolio of investments in certain limited partnerships and limited liability companies accounted for under the equity method, and therefore are recorded at cost and adjusted each period for our share of the investee’s earnings or losses, less any impairment.

The following table provides a summary of our Investments as of December 31:

	2023	2022
(Millions)
Investment securities:
Available-for-sale debt securities	$171	$152
Equity securities(1)	46	44
Total investment securities	217	196
Equity method and other investments(1)	36	25
Total Investments(1)	$253	$221
______________________________
(1)As of December 31, 2023, to increase transparency certain types of investments, including our equity method investments, are now separately disclosed within this table; there was no impact on our audited Consolidated Financial Statements as a result of this separate disclosure. Prior period amounts above conform with current period presentation.

For AFS debt securities in an unrealized loss position, any estimated credit losses are recognized in the Consolidated Statements of Income by establishing or adjusting an existing Allowance for credit losses for such losses. We typically invest in highly-rated securities with low probabilities of default and therefore did not have any credit losses for the periods

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

presented. Any unrealized gains, or any portion of an AFS debt security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. Realized gains and losses are recorded in Other non-interest expenses in the Consolidated Statements of Income upon disposition of the AFS debt security, using the specific identification method.

Gains and losses on investments in equity securities and CRA-related equity method investments are recorded in Other non-interest expenses in the Consolidated Statements of Income.

The table below reflects unrealized gains and losses on AFS debt securities as of December 31, 2023 and December 31, 2022:

	2023				2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale debt securities	$192	$—	$(21)	$171	$175	$—	$(23)	$152
Total	$192	$—	$(21)	$171	$175	$—	$(23)	$152

The following tables provide information about AFS debt securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale debt securities	$23	$—	$141	$(21)	$164	$(21)
Total	$23	$—	$141	$(21)	$164	$(21)

	December 31, 2022
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale debt securities	$95	$(9)	$57	$(14)	$152	$(23)
Total	$95	$(9)	$57	$(14)	$152	$(23)

As of December 31, 2023, our AFS debt securities included mortgage-backed securities, which do not have a single maturity date, with an amortized cost and estimated fair value of $167 million and $148 million, respectively, and municipal bonds, all of which have a maturity date greater than ten years, with an amortized cost and estimated fair value of $25 million and $23 million, respectively.

There were no realized gains or losses from the sale of any investments for the years ended December 31, 2023, 2022 and 2021.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill is recognized for business acquisitions when the purchase price is higher than the fair value of acquired net assets. Goodwill is not amortized but is tested for impairment at least annually.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

We evaluate goodwill for impairment annually as of July 1, or more frequently if events or circumstances arise that would more likely than not reduce the fair value of our single reporting unit below its carrying value. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. Alternatively, we can perform a more detailed quantitative assessment of goodwill impairment.

Qualitative factors considered in evaluating goodwill impairment include macroeconomic conditions, industry and market considerations, our overall financial performance and other relevant entity-specific factors, and/or a sustained decrease in our share price. If, after assessing these qualitative factors we conclude that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not necessary. However, if the qualitative factors indicate it is more likely than not that the fair value of our reporting unit is less than its carrying amount, or we elect to skip the qualitative assessment, we would perform a quantitative impairment test.

The quantitative test compares the fair value of our reporting unit with its current carrying amount, including goodwill. When measuring the fair value we use widely accepted valuation techniques, leveraging a combination of the income approach based on discounted cash flows and the market approach based on valuation multiples. The key assumptions used to determine the fair value are primarily unobservable inputs (i.e., Level 3 inputs) including internally developed forecasts to estimate future cash flows, growth rates and discount rates, as well as market valuation multiples (for the market approach). Estimated cash flows are based on internal forecasts grounded in historical performance and future expectations. To discount the estimated cash flows, we use the expected cost of equity taking into account a combination of industry and Company-specific factors we believe a third party market participant would incorporate. We believe the discount rate applied appropriately reflects the risks and uncertainties in the financial markets generally and specifically in our internally developed forecasts. When using valuation multiples under the market approach, we apply comparable publicly traded companies’ multiples (e.g., price to tangible book value or return on tangible equity) to our reporting unit’s operating results. For the year ended December 31, 2023, we performed a quantitative assessment in connection with our annual goodwill impairment evaluation and concluded that the fair value of our reporting unit was in excess of its carrying value. For the year ended December 31, 2022, we performed a qualitative assessment and determined that it was more likely than not that the fair value of our reporting unit exceeded its carrying value.

Goodwill was $634 million as of December 31, 2023, 2022 and 2021. No goodwill impairment was recognized during any of those years, and there were no accumulated goodwill impairment losses as of December 31, 2023.

Intangible Assets, net

Our identifiable intangible assets consist of both amortizable and non-amortizable intangible assets. Definite-lived intangible assets are subject to amortization and are amortized on a straight-line basis over their estimated useful lives; indefinite-lived intangible assets are not amortized. We review long-lived assets and asset groups, including intangible assets, for impairment whenever events and circumstances indicate their carrying amounts may not be recoverable; recognizing an impairment if the carrying amount is not recoverable and exceeds the fair value of the asset or asset group.

Intangible assets consisted of the following as of December 31:

	2023
	Gross Assets	Accumulated Amortization	Net	Useful Life
(Millions)
Definite-Lived Assets
Premium on purchased credit card loan portfolios	$231	$(108)	$123	5-13 years
Non-compete agreements	2	(1)	1	5 years
	233	(109)	124
Indefinite-Lived Assets
Tradename	4	—	4	Indefinite life
Total intangible assets	$237	$(109)	$128

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	2022
	Gross Assets	Accumulated Amortization	Net	Useful Life
(Millions)
Definite-Lived Assets
Customer contracts and lists	$9	$(6)	$3	3 years
Premium on purchased credit card loan portfolios	230	(73)	157	4-13 years
Non-compete agreements	2	(1)	1	5 years
	$241	$(80)	$161
Indefinite-Lived Assets
Tradename	4	—	4	Indefinite life
Total intangible assets	$245	$(80)	$165

Amortization expense related to intangible assets was approximately $37 million, $26 million and $29 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows for the years ending December 31:

(Millions)
2024	33
2025	25
2026	24
2027	21
2028	6
Thereafter	15
124

7. OTHER ASSETS

The following is a summary of Other assets as of December 31:

	2023	2022
(Millions)
Deferred tax asset, net	$629	$552
Deferred contract costs(1)	285	344
Accounts receivable, net(2)	144	164
Right-of-use assets - operating	98	88
Restricted cash(3)	26	36
Investment in LVI	—	6
Other(4)	182	210
Total other assets	$1,364	$1,400
______________________________
(1)See Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” for discussion of impairment of certain deferred contract costs.
(2)Primarily related to federal, state and foreign income tax receivables (including a tax-related receivable in the amount of approximately $50 million, net, which we are entitled to receive through LVI), and amounts receivable from various brand partners.
(3)The balance as of December 31, 2022 represents principal accumulation for the repayment of debt issued by consolidated VIEs that matured in 2023.
(4)Primarily comprised of prepaid expenses and non-income-based tax receivables.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. LEASES

We have various operating leases for facilities and equipment which are recorded as lease-related assets (i.e., right-of-use assets) and liabilities for those leases with terms greater than 12 months. We do not have any finance leases. We determine if an arrangement is a lease or contains a lease at inception, and we do not separate lease and non-lease components. Right-of-use assets are recognized as of the lease commencement date at amounts equal to the respective lease liabilities, adjusted for any prepaid lease payments, initial direct costs and lease incentives. Our lease liabilities are recognized as of the lease commencement date, or upon modification of the lease, at the present value of the contractual fixed lease payments, discounted using our incremental borrowing rate (as the rate implicit in the lease is typically not readily determinable). Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

As of December 31, 2023 and 2022, the weighted average discount rate applied was 6.9% and 5.8%, respectively. As of December 31, 2023, our leases have remaining lease terms ranging from less than one year, to up to 15 years, some of which may include renewal options; the weighted average remaining lease term was 8.4 years and 8.8 years as of December 31, 2023 and 2022, respectively. Leases with an initial term of 12 months or less are not recognized on the Consolidated Balance Sheets; lease expense for these leases is recognized on a straight-line basis over the lease term.

As with other long-lived assets, right-of-use assets are reviewed for impairment whenever events and circumstances indicate their carrying amounts may not be recoverable.

Total lease expense for the years ended December 31, 2023, 2022 and 2021 was $25 million, $13 million, and $20 million, respectively, including variable lease costs and sublease income, which were insignificant.

Supplemental lease-related cash flow information was as follows for the years ended December 31:

	2023	2022	2021
(Millions)
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows	$27	$23	$25
Right-of-use assets obtained in exchange for operating leases – non-cash	$37	$—	$5

Future maturities of our operating lease liabilities, by year, were as follows as of December 31, 2023:

(Millions)
2024	$24
2025	25
2026	24
2027	21
2028	20
Thereafter	84
Total undiscounted lease liabilities	198
Less: Amount representing interest	(50)
Total present value of minimum lease payments	$148

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of December 31:

	2023	2022
(Millions)
Interest-bearing	$13,594	$13,787
Non-interest-bearing (including cardholder credit balances)	26	39
Total deposits	$13,620	$13,826

Deposits by deposit type were as follows as of December 31:

	2023	2022
(Millions)
Savings accounts
Direct-to-consumer (retail)	$2,863	$2,782
Wholesale	3,734	3,954
Certificates of deposit
Direct-to-consumer (retail)	3,591	2,684
Wholesale	3,406	4,367
Cardholder credit balances	26	39
Total deposits	$13,620	$13,826

The scheduled maturities of certificates of deposit were as follows as of December 31, 2023:

(Millions)
2024(1)	$4,617
2025	1,142
2026	429
2027	635
2028	174
Thereafter	—
Total certificates of deposit	$6,997
__________________________________
(1) The 2023 balance includes $6 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of December 31, 2023 and December 31, 2022, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $509 million (4% of Total deposits) and $719 million (5% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10. BORROWINGS OF LONG-TERM AND OTHER DEBT

Long-term and other debt consisted of the following as of December 31:

Description	2023	2022	Contractual Maturities	Interest Rates
(Millions, except percentages)
Long-term and other debt:
Revolving line of credit	$—	$—	June 2026	(1)
2017 term loans	—	556	July 2024	(1)
Convertible senior notes due 2028	316	—	June 2028	4.25%
Senior notes due 2024	—	850	December 2024	4.75%
Senior notes due 2026	500	500	January 2026	7.00%
Senior notes due 2029	600	—	March 2029	9.75%
Subtotal	1,416	1,906
Less: Unamortized debt issuance costs	22	14
Total long-term and other debt	$1,394	$1,892

Debt issued by consolidated VIEs:
Fixed rate asset-backed term note securities	$350	$—	May 2026	5.02%
Conduit asset-backed securities	3,550	6,115	Various – Oct. 2024 to Oct. 2025	(2)
Subtotal	3,900	6,115
Less: Unamortized debt issuance costs	2	—
Total debt issued by consolidated VIEs	$3,898	$6,115

Total borrowings of long-term and other debt	$5,292	$8,007
______________________________
(1)The interest rate is based upon the Secured Overnight Financing Rate (SOFR) plus an applicable margin.
(2)The interest rate is based upon SOFR, or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. As of December 31, 2023, the interest rates ranged from 6.36% to 6.59% with a weighted average rate of 6.48%. As of December 31, 2022, the interest rates ranged from 5.08% to 5.93% with a weighted average rate of 5.38%.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of December 31, 2023, we were in compliance with all such covenants.

Long-term and Other Debt

Throughout 2023, we engaged in a number of financing transactions, including entering into a new credit agreement, repaying in full and terminating our prior credit agreement, repaying in full and cancelling an existing series of senior notes, repaying in full a term loan, and consummating certain debt capital markets transactions, including an offering of convertible senior notes, a tender offer to repurchase certain outstanding senior notes, an offering of senior notes and an offering of asset-backed term notes through one of our securitization trusts. In connection with these transactions, during 2023, we reduced our outstanding Parent Company debt by approximately $500 million and refinanced our nearer-term debt maturities. Each of these transactions are described in more detail below.

Credit Agreement

In June 2023, we entered into a new credit agreement (the 2023 Credit Agreement) with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility) and a $575 million senior unsecured delayed draw term loan facility (the Term Loan Facility), all on terms and subject to the conditions set forth in the 2023 Credit Agreement. The 2023 Credit Agreement replaced, in its entirety, our prior credit agreement dated June 14, 2017, as amended (the 2017 Credit Agreement), which

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

was repaid in full and terminated in June 2023 in connection with the closing of our offering of convertible notes, described below. The 2023 Credit Agreement matures on June 13, 2026.

As of December 31, 2023 under the 2023 Credit Agreement, all $700 million remained available for future borrowings under the Revolving Credit Facility, and we did not have any term loans outstanding or available for future borrowings under the Term Loan Facility as discussed in further detail below. The proceeds from the Term Loan Facility were to be used for refinancing existing debt and paying fees, expenses and premiums in connection therewith, while the proceeds from the Revolving Credit Facility may be used for general corporate purposes and working capital needs, including refinancing existing debt, investments, payment of dividends and repurchases of capital stock. Borrowings under the 2023 Credit Agreement bear interest at an annual rate equal to, at our option, either (a) Term Secured Overnight Financing Rate (SOFR) plus a credit adjustment spread and the applicable margin, (b) Daily Simple SOFR plus a credit adjustment spread and the applicable margin or (c) a base rate set forth in the 2023 Credit Agreement plus the applicable margin, with the applicable margin in each case dependent upon our ratio of (i) consolidated tangible net worth to (ii) consolidated total assets, minus the sum of goodwill and intangible assets, net.

In June 2023, we borrowed $300 million under the Term Loan Facility and used those borrowings, together with cash on hand, to repurchase the Senior Notes due 2024 that were tendered in the Tender Offer (as defined below). In December 2023, we repaid all such borrowings outstanding under the Term Loan Facility with a portion of the net proceeds from our December 2023 offering of 9.750% Senior Notes due 2029 (Senior Notes due 2029) and permanently terminated all commitments under the Term Loan Facility. See “—9.750% Senior Notes due 2029” below.

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

Due December 15, 2024: In December 2019, we issued and sold $850 million aggregate principal amount of 4.750% Senior Notes due December 15, 2024 (the Senior Notes due 2024). The Senior Notes due 2024 accrue interest on the outstanding principal amount at the rate of 4.750% per annum from December 20, 2019, payable semi-annually in arrears, on June 15 and December 15 of each year. Concurrently with the launch of the convertible notes offering (see further discussion below), we commenced a cash tender offer (the Tender Offer) for any and all of the $850 million in aggregate principal amount of our 4.750% Senior Notes due 2024. The consideration offered for each $1,000 principal amount of the Senior Notes due 2024 was $980, plus accrued and unpaid interest, for any and all notes validly tendered. In June 2023, we repurchased and cancelled $565 million in aggregate principal amount of Senior Notes due 2024 that were validly tendered in the Tender Offer. In December 2023, we redeemed the remaining $285 million of these notes with a portion of the net proceeds from our December 2023 offering of Senior Notes due 2029, and there were no Senior Notes due 2024 outstanding as of December 31, 2023. See “—9.750% Senior Notes due 2029” below.

Due January 15, 2026: In September 2020, we issued and sold $500 million aggregate principal amount of 7.000% Senior Notes due January 15, 2026 (the Senior Notes due 2026). The Senior Notes due 2026 accrue interest on the outstanding principal amount at the rate of 7.000% per annum from September 22, 2020, payable semi-annually in arrears, on March 15 and September 15 of each year, beginning on March 15, 2021. The Senior Notes due 2026 will mature on January 15, 2026, subject to earlier repurchase or redemption. In January 2024, we redeemed $400 million in aggregate principal among of the Senior Notes due 2026 with the net proceeds from the January 2024 offering of Senior Notes due 2029, together with $100 million of cash on hand. See “—9.750% Senior Notes due 2029” below.

4.25% Convertible Senior Notes Due 2028

In June 2023, we issued and sold $316 million aggregate principal amount of 4.25% Convertible Senior Notes due 2028 (the Convertible Notes). The Convertible Notes bear interest at an annual rate of 4.25%, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. The Convertible Notes mature on June 15, 2028, unless earlier repurchased, redeemed or converted. We used the net proceeds from the offering of the Convertible Notes to repay in full and terminate the 2017 Credit Agreement.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

9.750% Senior Notes Due 2029

In December 2023, we issued and sold $600 million aggregate principal amount of 9.750% Senior Notes due 2029 (the Senior Notes due 2029). The Senior Notes due 2029 accrue interest on the outstanding principal amount at the rate of 9.750% per annum from December 22, 2023, payable semi-annually in arrears, on March 15 and September 15 of each year, beginning on March 15, 2024. The Senior Notes due 2029 will mature on March 15, 2029, subject to earlier repurchase or redemption. We used the proceeds of the December 2023 offering of Senior Notes due 2029 to redeem in full the outstanding Senior Notes due 2024 and repay in full the outstanding term loans under the Term Loan Facility of our Credit Agreement.

Subsequent to December 31, 2023, in January 2024 we issued and sold an additional $300 million aggregate principal amount of Senior Notes due 2029. The Senior Notes due 2029 issued in January 2024 were issued as additional notes under the same indenture pursuant to which the initial $600 million of Senior Notes due 2029 were issued in December 2023. The Senior Notes due 2029 that were issued in both December 2023 and January 2024 constitute a single series of notes and have the same terms, other than the issue date and issue price. We sold the additional $300 million of Senior Notes due 2029 at an issue price of 101.00% of principal plus accrued interest from December 22, 2023. We used the proceeds of the January 2024 offering of Senior Notes due 2029, together with $100 million of cash on hand, to fund the redemption of $400 million in aggregate principal amount of our outstanding 7.000% Senior Notes due 2026.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

During the twelve months ended December 31, 2023, we renewed lender commitments under our Conduit Facilities, bringing our capacity to $5.4 billion, and extended the various maturities to October 2024, February 2025, September 2025 and October 2025. Specifically, in February 2023, the World Financial Network Credit Card Master Note Trust amended its 2009-VFN Conduit Facility, decreasing the capacity from $2.8 billion to $2.7 billion and extending the maturity to October 2024. In December 2023, this facility was again amended extending the maturity to October 2025. In February 2023, in connection with the sale of the BJ’s portfolio, the World Financial Capital Master Note Trust amended its 2009-VFN Conduit Facility removing the assets related to the BJ’s portfolio. In April 2023, this facility was again amended decreasing the capacity from $2.5 billion to $2.3 billion and extending the maturity to February 2025. In March 2023, CCB repaid the Comenity Capital Asset Securitization Trust’s 2022-VFN Conduit Facility and terminated the related lending commitment, decreasing capacity by $1.0 billion. However, the structure of the applicable Trust did not change, including the Trust assets, providing for the option to pledge those assets in the future, and in September 2023, the Comenity Capital Asset Securitization Trust was amended to include a new credit commitment of $250 million with a maturity of September 2025. In June 2023, the World Financial Network Credit Card Master Trust III amended its 2009-VFC conduit facility, extending a portion of the maturity to October 2023, and another portion of the maturity to October 2024. In August 2023, this same facility was amended to replace the maturing commitment with a new $100 million commitment with a maturity of October 2024.

As of December 31, 2023, total capacity under our Conduit Facilities was $5.4 billion, of which $3.6 billion had been drawn and included in Debt issued by consolidated VIEs in the Consolidated Balance Sheet.

Maturities

The future principal payments for our Long-term and other debt are as follows, as of December 31, 2023:

Year	Long-Term and Other Debt	Debt Issued by Consolidated VIEs	Total
(Millions)
2024	$—	$260	$260
2025	—	3,290	3,290
2026	500	350	850
2027	—	—	—
2028	316	—	316
Thereafter	600	—	600
Total maturities	1,416	3,900	5,316
Unamortized debt issuance costs	(22)	(2)	(24)
	$1,394	$3,898	$5,292

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. OTHER LIABILITIES

The following is a summary of Other liabilities as of December 31:

	2023	2022
(Millions)
Accounts payable and other brand partner liabilities	$422	$398
Accrued liabilities(1)	273	306
Long-term tax reserves	286	306
Operating lease liabilities	148	126
Other(2)	182	173
Total other liabilities	$1,311	$1,309
______________________________
(1)Primarily related to accrued payroll and benefits, marketing, taxes and professional services expenses.
(2)Primarily comprised of long-term unearned revenue and cardholder liabilities.

12. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the years ended December 31:

	2023	2022	2021
(Millions)
Payment protection products	$132	$154	$141
(Loss) income from equity method investment in LVI	(6)	(44)	2
Other	2	4	3
Total other non-interest income	$128	$114	$146

The following table provides the components of Other non-interest expenses for the years ended December 31:

	2023	2022	2021
(Millions)
Professional services and regulatory fees	$128	$142	$136
Occupancy expense	22	23	26
Other(1)	69	62	60
Total other non-interest expense	$219	$227	$222
______________________________
(1) Primarily related to costs associated with various other individually insignificant operating activities.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value is defined under GAAP as the price that would be required to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; with such a transaction based on the principal market, or in the absence of a principal market the most advantageous market for the specific instrument. GAAP provides for a three-level fair value hierarchy that classifies the inputs to valuation techniques used to measure fair value, defined as follows:

Level 1: Inputs that are unadjusted quoted prices for identical assets or liabilities in active markets that the entity can access.

Level 2: Inputs, other than those included within Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including quoted prices for similar assets or liabilities in

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the years ended December 31, 2023 and 2022, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

The following table summarizes the carrying values and fair values of our financial assets and financial liabilities as of December 31:

	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$17,005	$19,802	$18,901	$21,328
Investment securities	217	217	221	221
Financial liabilities
Deposits	13,620	13,583	13,826	13,731
Debt issued by consolidated VIEs	3,898	3,900	6,115	6,115
Long-term and other debt	1,394	1,457	1,892	1,759

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities

Credit card and other loans, net: Our Credit card and other loans are recorded at amortized cost, less the Allowance for credit losses, on the Consolidated Balance Sheets. In estimating the fair values, we use a discounted cash flow model (i.e., Level 3 inputs), primarily because a comparable whole loan sales market for similar loans does not exist, and therefore there is a lack of observable pricing inputs. We use various internally derived inputs, including projected income, discount rates and forecasted write-offs; economic value attributable to future loans generated by the cardholder accounts is not included in the fair values.

Investment securities: Investment securities consist of AFS debt securities, including both mortgage-backed securities and municipal bonds, as well as equity securities, which are mutual funds, and are recorded at fair value on the Consolidated Balance Sheets. Quoted prices of identical or similar investment securities in active markets are used to estimate the fair values (i.e., Level 1 or Level 2 inputs).

Deposits: Money market and other non-maturity deposits carrying values approximate their fair values because they are short-term in duration and have no defined maturity. GAAP requires that the fair values of deposit liabilities with no stated maturities equal their carrying values, and does not permit recognition of the inherent funding value of these instruments. Certificates of deposit are recorded at their historical issuance cost on the Consolidated Balance Sheets, adjusted for unamortized fees, with the fair value being estimated based on the currently observable market rates available to us for similar deposits with similar remaining maturities (i.e., Level 2 inputs). Interest payable is included within Other liabilities on the Consolidated Balance Sheets.

Debt issued by consolidated VIEs: We record debt issued by our consolidated VIEs at amortized cost (including unamortized fees, issuance costs, premiums and discounts, where applicable) on the Consolidated Balance Sheets. Interest payable is included within Other liabilities on the Consolidated Balance Sheets. Fair value is estimated based on the currently observable market rates available to us for similar debt instruments with similar remaining maturities or quoted market prices for the same transaction (i.e., Level 2 inputs).

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize our financial instruments measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs, as of December 31:

	2023
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$217	$46	$171	$—
Total assets measured at fair value	$217	$46	$171	$—

	2022
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$221	$44	$177	$—
Total assets measured at fair value	$221	$44	$177	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including equity method investments, property and equipment, right-of-use assets, deferred contract costs, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. In particular, for the year ended December 31, 2022, we recognized a $44 million write-down of our equity method investment in LVI; as of December 31, 2022, the carrying amount of our investment was $6 million and the fair value was $11 million. For the year ended December 31, 2023 we wrote-off the remaining $6 million of our equity method investment in LVI. As well, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” for a discussion of the impairment of certain deferred contract costs.

Financial Instruments Disclosed but Not Carried at Fair Value

The following tables summarize our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2023 and 2022, respectively. The fair values of these financial instruments are estimates, and require management’s judgment; therefore, these fair value estimates may not be indicative of future fair values, nor can our fair value be estimated by aggregating all of the amounts presented.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	2023
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets:
Credit card and other loans, net	$19,802	$—	$—	$19,802
Total	$19,802	$—	$—	$19,802

Financial liabilities:
Deposits	$13,583	$—	$13,583	$—
Debt issued by consolidated VIEs	3,900	—	3,900	—
Long-term and other debt	1,457	—	1,457	—
Total	$18,940	$—	$18,940	$—

	2022
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets:
Credit card and other loans, net	$21,328	$—	$—	$21,328
Total	$21,328	$—	$—	$21,328

Financial liabilities:
Deposits	$13,731	$—	$13,731	$—
Debt issued by consolidated VIEs	6,115	—	6,115	—
Long-term and other debt	1,759	—	1,759	—
Total	$21,605	$—	$21,605	$—

14. REGULATORY MATTERS AND CAPITAL ADEQUACY

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of December 31, 2023 and 2022, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies. As of December 31, 2023 the actual capital ratios and minimum ratios for each Bank, as well as Bread Financial, are as follows as of December 31, 2023:

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio(1)	12.2%	4.5%	6.5%
Tier 1 capital ratio(2)	12.2	6.0	8.0
Total risk-based capital ratio(3)	13.6	8.0	10.0
Tier 1 leverage capital ratio(4)	11.2	4.0	5.0
Total risk-weighted assets(5)	$20,140

Comenity Bank
Common equity tier 1 capital ratio(1)	19.7%	4.5%	6.5%
Tier 1 capital ratio(2)	19.7	6.0	8.0
Total risk-based capital ratio(3)	21.1	8.0	10.0
Tier 1 leverage capital ratio(4)	17.9	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio(1)	16.6%	4.5%	6.5%
Tier 1 capital ratio(2)	16.6	6.0	8.0
Total risk-based capital ratio(3)	18.0	8.0	10.0
Tier 1 leverage capital ratio(4)	15.2	4.0	5.0
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
(5)Total risk-weighted assets are generally measured by allocating assets, and specified off-balance sheet exposures, to various risk categories as defined by the Basel III standardized approach.

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

On November 20, 2023, following the consent of the Board of Managers of Comenity Servicing LLC (the Servicer), the FDIC issued a consent order to the Servicer. The Servicer is not one of our Bank subsidiaries, but is our wholly-owned subsidiary that services substantially all of our loans. The consent order arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and addresses certain shortcomings in the Servicer’s information technology (IT) systems development, project management, business continuity management, cloud operations, and third-party oversight. The Servicer entered into the consent order for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the order. The Servicer has taken significant steps to strengthen the organization’s IT governance and address the other issues identified in the consent order, and we are committed to ensuring that all of the requirements of the consent order are met. The consent order does not contain any monetary penalties or fines.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES

Indemnification

On July 1, 2019, we completed the sale of our Epsilon segment to Publicis Groupe S.A. (Publicis). Under the terms of the agreement governing that transaction, we agreed to indemnify Publicis and its affiliates from and against any losses arising out of or related to a U.S. Department of Justice (DOJ) investigation. The DOJ investigation related to third-party marketers who sent, or allegedly sent, deceptive mailings and the provision of data and services to those marketers by Epsilon’s data practice. Epsilon actively cooperated with the DOJ in connection with the investigation. On January 19, 2021, Epsilon entered into a deferred prosecution agreement (DPA) with the DOJ to resolve the matters that were the subject of the investigation. Pursuant to the DPA, Epsilon agreed, among other things, to pay penalties and consumer compensation in the aggregate amount of $150 million, to be paid in two equal installments, the first in January 2021 and the second in January 2022. A $150 million loss contingency was recorded as of December 31, 2020. Pursuant to our contractual indemnification obligation, in January 2021 we paid $75 million to Publicis, and in January 2022 we paid the remaining $75 million installment to Publicis. Our indemnification obligation also covers certain ongoing legal, consulting and claims administration fees and expenses incurred in connection with this matter.

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

16. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

In March 2015, our Board of Directors adopted the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which was subsequently approved by our stockholders on June 3, 2015. The 2015 ESPP became effective July 1, 2015 with no definitive expiration date; however, our Board of Directors may at any time and for any reason terminate or amend the 2015 ESPP. No employee may purchase more than $25,000 worth of stock under the 2015 ESPP in any calendar year, and no employee may purchase stock under the 2015 ESPP if such purchase would cause the employee to own more than 5% of the voting rights or value of our common stock. The 2015 ESPP provides for six-month offering periods, commencing on the first trading day of the first and third calendar quarter of each year and ending on the last trading day of each subsequent calendar quarter. The purchase price of the common stock upon exercise is 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of each six-month period as defined above. An employee elects to participate and have contributions deducted through payroll deductions. The 2015 ESPP also provides for the issuance of any remaining shares available for issuance under our 2005 Employee Stock Purchase Plan, which were 441,327 shares at June 30, 2015. The 2015 ESPP reserved an additional 1,000,000 shares of our common stock for issuance under the 2015 Plan, bringing the maximum number of shares reserved for issuance under the 2015 ESPP to 1,441,327 shares, subject to adjustment as provided in the 2015 ESPP.

During the year ended December 31, 2023, we issued 140,633 shares of common stock under the 2015 ESPP at a weighted-average issue price of $27.43. Since the 2015 ESPP became effective on July 1, 2015, 813,409 shares of common stock have been issued, with 627,918 shares therefore available for issuance.

401(k) Retirement Savings Plan

The Bread Financial 401(k) Plan (the Plan), as amended, is a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Plan is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible employees can participate in the Plan immediately upon joining the Company and begin receiving Company matching contributions and safe-harbor non-elective contributions. The Plan covers U.S. employees of Bread Financial Holdings, Inc. who are at least 18 years old, employees of one of our wholly-owned subsidiaries and any other subsidiary or affiliated organization that adopts the Plan; employees of the Company and all of its U.S. subsidiaries are currently covered.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Plan permits eligible employees to make Roth elective deferrals, which are included in the employee’s taxable income at the time of contribution, but not when distributed. Regular, or Non-Roth elective deferrals made by employees, together with our contributions to the Plan, and income earned on these contributions, are not taxable until withdrawn from the Plan. In 2023, we expanded our contributions to the Plan with an automatic annual deposit for eligible employees. We now automatically deposit three percent of an employee’s eligible annual pay in their 401(k) account on an annual basis, regardless of their contributions. In addition, we match an employee’s contribution fifty cents-per-dollar, up to six percent of the employee’s eligible annual compensation. For the years ended December 31, 2023, 2022 and 2021, Company matching contributions were $30 million, $17 million and $15 million, respectively.

Participants in the Plan can direct their contributions and our matching contribution to numerous investment options, including the Company’s common stock. On July 20, 2001, we registered 1,500,000 shares of our common stock for issuance in accordance with the RSP pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2023, 182,927 of such shares remain available for issuance.

Executive Deferred Compensation Plan

We also maintain an Executive Deferred Compensation Plan (EDCP). The EDCP permits a defined group of management and highly compensated employees to defer on a pre-tax basis a portion of their base salary and incentive compensation (as defined in the EDCP) payable for services rendered. Deferrals under the EDCP are unfunded and subject to the claims of our creditors. Each participant in the EDCP is 100% vested in their account, and account balances accrue interest at a rate established and adjusted periodically by the Compensation & Human Capital committee of our Board of Directors. As of December 31, 2023 and 2022, the Company’s outstanding liability related to the EDCP, which was included in Other liabilities on the Consolidated Balance Sheets, was $24 million and $20 million, respectively.

17. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of Accumulated other comprehensive loss, net of tax effects, are as follows:

	Net Unrealized Gains (Losses) on AFS Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Net Investment Hedge	Foreign Currency Translation Losses(1)	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2020	$23	$(1)	$(7)	$(20)	$(5)
Changes in other comprehensive (loss) income	(21)	2	—	(37)	(56)
Recognition resulting from the spinoff of LoyaltyOne's foreign subsidiaries	(1)	(1)	7	54	59
Balance as of December 31, 2021	$1	$—	$—	$(3)	$(2)
Changes in other comprehensive (loss)	(19)	—	—	—	(19)
Balance as of December 31, 2022	$(18)	$—	$—	$(3)	$(21)
Changes in other comprehensive income	2	—	—	—	2
Balance as of December 31, 2023	$(16)	$—	$—	$(3)	$(19)
______________________________
(1)Primarily related to the impact of changes in the Canadian dollar and Euro foreign currency exchange rates from our former LoyaltyOne segment, which was spun off in November 2021.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

With the spinoff of our former LoyaltyOne segment on November 5, 2021, the $7 million net unrealized loss on our net investment hedge related to our net investment in BrandLoyalty was reclassified into net income.

18. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On July 27, 2023, our Board of Directors approved a stock repurchase program to acquire up to $35 million in shares of our outstanding common stock in the open market during the period ended December 31, 2023. The rationale for this repurchase program, and the amount thereof, was to offset the impact of dilution associated with issuances of employee restricted stock units, with the objective of reducing the Company’s weighted average diluted share count to approximately 50 million shares for the second half of 2023, subject to then current estimates and assumptions applicable as of the date of approval.

During the quarter ended September 30, 2023, under the authorized stock repurchase program, we acquired a total of 0.9 million shares of our common stock for $35 million. Following their repurchase, these 0.9 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

Stock Compensation Plans

We have adopted equity compensation plans to advance the interests of the Company by rewarding certain employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future.

The 2020 Omnibus Incentive Plan (the 2020 Plan) became effective July 1, 2020 and reserved 2,400,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock unit awards (RSUs), performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for us or our affiliates, with only employees being eligible to receive incentive stock options. The 2020 Plan expires on June 30, 2030; provided that, pursuant to the terms of the 2022 Omnibus Incentive Plan (as defined below), no new grants shall be made under the 2020 Plan.

In March 2022, our Board of Directors adopted the 2022 Omnibus Incentive Plan (the 2022 Plan), which was subsequently approved by our stockholders on May 24, 2022. The 2022 Plan became effective July 1, 2022 and expires on June 30, 2032. The 2022 Plan reserves 3,075,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for us or our affiliates, with only employees being eligible to receive incentive stock options. The maximum amount that may be awarded to any independent member of our Board of Directors in any one calendar year may not exceed $1 million. On June 22, 2022, we registered 3,075,000 shares of our common stock for issuance in accordance with the 2022 Plan pursuant to a Registration Statement on Form S-8, File No. 333-265771. Terms of all awards under the 2022 Plan are determined by the Board of Directors or the Compensation & Human Capital Committee of the Board of Directors or its designee at the time of award.

Stock Compensation Expense

Stock-based compensation expense is measured at the grant date of the award, based on the fair value of the award, and is recognized ratably over the requisite service period. Stock-based compensation expense recognized in Employee compensation and benefits expense in the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 was $44 million, $33 million and $25 million, respectively, with corresponding income tax benefits of $8 million, $5 million and $4 million, respectively.

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Consolidated Statements of Income has been reduced for estimated forfeitures. We estimate forfeitures at each grant date based on historical experience, with forfeiture estimates to be revised, if necessary, in subsequent periods should actual forfeitures differ from those estimates; forfeitures were estimated at 5% for each of the years ended December 31, 2023, 2022 and 2021.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2023, there was approximately $51 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average remaining period of approximately 2.1 years.

Restricted Stock Unit Awards

The following table summarizes RSUs activity for our equity compensation plans:

	Market- Based(1)	Performance- Based(1)	Service- Based	Total	Weighted Average Fair Value
Balance as of January 1, 2021	22,227	221,226	333,814	577,267	$103.89
Shares granted(2)	2,641	111,542	774,062	888,245	88.18
Shares vested	—	(24,677)	(167,723)	(192,400)	118.78
Shares forfeited	(5,801)	(216,675)	(291,201)	(513,677)	93.16
Balance as of December 31, 2021	19,067	91,416	648,952	759,435	$89.14
Shares granted	—	82,513	766,178	848,691	63.22
Shares vested	—	(8,983)	(218,077)	(227,060)	78.23
Shares forfeited	(19,067)	—	(89,390)	(108,457)	65.83
Balance as of December 31, 2022	—	164,946	1,107,663	1,272,609	$68.86
Shares granted	—	175,587	1,172,465	1,348,052	38.02
Shares vested	—	(9,254)	(434,049)	(443,303)	67.49
Shares forfeited	—	—	(87,527)	(87,527)	53.82
Balance as of December 31, 2023	—	331,279	1,758,552	2,089,831	$49.89
Outstanding and Expected to Vest				1,978,963	$50.25
______________________________
(1)    Shares granted reflect a 100% target attainment of the respective market-based or performance-based metric. Shares forfeited include those RSUs forfeited as a result of the Company not meeting the respective market-based or performance-based metric conditions.
(2)     Shares granted reflect a November 2021 make-whole equity adjustment to unvested shares due to the reduction in the share value resulting from the spinoff of LVI. This adjustment increased shares granted by 2,641 shares, 12,659 shares and 96,556 shares for Market-based, Performance-based and Service-based awards, respectively. These shares were excluded from the weighted average fair value calculation.

For Service-based and Performance-based awards, the fair value of the RSUs was estimated using our closing share price on the date of grant. Service-based RSUs typically vest ratably over a three year period. Performance-based RSUs typically cliff vest at the end of three years, if specified performance measures tied to our financial performance are met, which are measured annually over the three year period. The predefined vesting criteria typically permit a range from 0% to 150% to be earned. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition.

For RSUs vested during the years ended December 31, 2023, 2022 and 2021, the total fair value, based upon our stock price at the date the RSUs vested, was $30 million, $18 million and $23 million, respectively. As of December 31, 2023, the aggregate intrinsic value of RSUs outstanding and expected to vest was $65 million.

Dividends

For the years ended December 31, 2023, 2022 and 2021, we paid $42 million, $43 million and $42 million, respectively, in dividends to holders of our common stock. On January 25, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on March 15, 2024, to stockholders of record at the close of business on February 9, 2024.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

19. INCOME TAXES

We file income tax returns in federal, state, local and foreign jurisdictions, as applicable. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings also include deferred income tax provisions and provisions for uncertain tax positions.

Differences between the audited Consolidated Financial Statements and tax bases of assets and liabilities give rise to deferred tax assets and liabilities, which measure the future tax effects of items recognized in the audited Consolidated Financial Statements. Changes in deferred income tax assets and liabilities associated with components of Other comprehensive income (loss) are charged or credited directly to Other comprehensive income (loss). Otherwise, changes in deferred income tax assets and liabilities are included as a component of Provision for income taxes. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates is charged or credited to Provision for income taxes in the period of enactment.

Deferred tax assets require certain estimates and judgments in order to determine whether it is more likely than not that all or a portion of the benefit of a deferred tax asset will not be realized. In evaluating our deferred tax assets on a quarterly basis as new facts and circumstances emerge, we analyze and estimate the impact of future taxable income, reversing temporary differences and available tax planning strategies. Uncertainties can lead to changes in the ultimate realization of deferred tax assets. A liability for unrecognized tax benefits, representing the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized in the audited Consolidated Financial Statements, inherently requires estimates and judgments. A tax position is recognized only when it is more likely than not to be sustained, based purely on its technical merits after examination by the relevant taxing authority, and the amount recognized is the benefit we believe is more likely than not to be realized upon ultimate settlement. We evaluate our tax positions as new facts and circumstances become available, making adjustments to unrecognized tax benefits as appropriate. Uncertainties can mean the tax benefits ultimately realized differ from amounts previously recognized, with any differences recorded in Provision for income taxes, along with amounts for estimated interest and penalties related to uncertain tax positions.

The components of our Provision for income taxes included in the Consolidated Statements of Income were as follows for the years ended December 31:

	2023	2022	2021
(Millions)
Current
Federal	$262	$280	$218
State	37	41	49
Total current income tax expense	299	321	267
Deferred
Federal	(66)	(201)	(13)
State	(2)	(44)	(7)
Total deferred income tax benefit	(68)	(245)	(20)
Total Provision for income taxes	$231	$76	$247

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of our expected income tax expense computed by applying the federal statutory rate to Income from continuing operations before income taxes, to the recorded Provision for income taxes, is as follows for the years ended December 31:

	2023	2022	2021
(Millions)
Expected expense at statutory rate	$203	$63	$219
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal benefit	27	(2)	33
Impact of 2017 Tax Reform	—	—	(8)
Non-deductible expenses	8	6	4
IRC Section 199, net of tax reserves	—	4	—
Basis difference in unconsolidated subsidiaries	—	(8)	—
Valuation allowance	(5)	16	—
Other	(2)	(3)	(1)
Total	$231	$76	$247

For the year ended December 31, 2023, we utilized a portion of our capital loss, and therefore released the associated portion of the valuation allowance against it.

For the year ended December 31, 2022, we increased our reserve for Internal Revenue Code (IRC) Section 199 deductions by approximately $4 million as a result of an unfavorable court ruling. In addition, we recorded an income tax benefit (deferred tax asset) of approximately $8 million related to the initial recognition of the basis difference in an unconsolidated subsidiary, against which we recorded a $16 million valuation allowance as of December 31, 2022.

H.R. 1, originally known as the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Reform) was enacted on December 22, 2017 and permanently reduced the corporate tax rate to 21% from 35%, effective January 1, 2018. For the year ended December 31, 2021, we recorded an income tax benefit of approximately $8 million related to the 2017 Tax Reform rate differential that was released from Other comprehensive income (loss) due to the divestiture of our former LoyaltyOne segment.

On August 16, 2022, the Inflation Reduction Act (the Act) was signed into law in the U.S., which includes a new 15% corporate minimum tax on certain large corporations and a one percent excise tax on stock repurchases made after
December 31, 2022. Effective January 1, 2023 we adopted the applicable provisions under the Act, which did not have a significant impact on our financial position, results of operations or cash flows, nor did it result in significant changes to the supporting operational processes, controls or governance.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table reflects the significant components of Deferred tax assets and liabilities as of December 31:

	2023	2022
(Millions)
Deferred tax assets
Deferred revenue	$14	$14
Allowance for credit losses	554	598
Net operating loss carryforwards and other carryforwards	51	39
Operating lease liabilities	34	30
Depreciation	24	—
Accrued expenses and other	79	88
Total deferred tax assets	756	769
Valuation allowance	(21)	(26)
Deferred tax assets, net of valuation allowance	735	743
Deferred tax liabilities
Deferred income	$73	$148
Depreciation	—	7
Right of use assets	22	20
Intangible assets	11	16
Total deferred tax liabilities	106	191

Net deferred tax assets	$629	$552

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$629	$552

As of December 31, 2023, included in our U.S. tax returns are approximately $118 million of U.S. federal net operating loss carryovers (NOLs), approximately $34 million of foreign tax credits, and federal capital losses of approximately $51 million to offset capital gains. With the exception of NOLs generated after December 31, 2017, these attributes expire at various times through the year 2037. As of December 31, 2023, we have state NOLs of approximately $238 million and state credits of approximately $1 million, both available to offset future state taxable income, as well as state capital losses of approximately $26 million to offset capital gains. With the exception of some state NOLs generated after December 31, 2017, these NOLs, credits and capital losses will expire at various times through the year 2042.

We use the portfolio approach relating to the release of stranded tax effects recorded in Accumulated other comprehensive loss.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents changes in unrecognized tax benefits:

(Millions)
Balance as of December 31, 2020	$255
Increases related to prior years’ tax positions	1
Decreases related to prior years’ tax positions	(13)
Increases related to current year tax positions	12
Settlements during the period	(8)
Balance as of December 31, 2021	$247
Increases related to prior years’ tax positions	8
Decreases related to prior years’ tax positions	(25)
Increases related to current year tax positions	14
Settlements during the period	(2)
Balance as of December 31, 2022	$242
Increases related to prior years’ tax positions	1
Decreases related to prior years’ tax positions	(11)
Increases related to current year tax positions	13
Settlements during the period	(10)
Lapses of applicable statutes of limitations	(20)
Balance as of December 31, 2023	$215

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Provision for income taxes. We have potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $84 million, $74 million and $76 million as of December 31, 2023, 2022 and 2021, respectively; for those same years we recorded approximately a $9 million expense, $1 million benefit and $8 million expense, respectively, in Provision for income taxes for potential interest and penalties for unrecognized tax benefits.

As of December 31, 2023, 2022 and 2021, we had unrecognized tax benefits of approximately $226 million, $238 million and $241 million, respectively, that, if recognized, would impact the effective tax rate. We do not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

We file income tax returns in U.S. federal, state and foreign jurisdictions, as applicable. With some exceptions, the tax returns filed by us are no longer subject to U.S. federal income tax, and state and local examinations for the years before 2015, or foreign income tax examinations for years before 2018.

20. EARNINGS PER SHARE

Basic earnings (losses) per share (EPS) is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of unvested restricted stock awards or other dilutive securities. Diluted EPS is based on the weighted average number of common and potentially dilutive common shares (unvested restricted stock awards and other dilutive securities outstanding during the year) pursuant to the Treasury Stock method.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the years ended December 31:

	2023	2022	2021
(Millions, except per share amounts)
Numerator
Income from continuing operations	$737	$224	$797
(Loss) income from discontinued operations, net of income taxes(1)	(19)	(1)	4
Net income	$718	$223	$801

Denominator
Basic: Weighted average common stock	49.8	49.9	49.7
Weighted average effect of dilutive securities
Net effect of dilutive unvested restricted stock awards(2)	0.2	0.1	0.3
Denominator for diluted calculation	50.0	50.0	50.0

Basic EPS
Income from continuing operations	$14.79	$4.48	$16.02
(Loss) income from discontinued operations	$(0.40)	$(0.01)	$0.07
Net income per share	$14.39	$4.47	$16.09

Diluted EPS
Income from continuing operations	$14.74	$4.47	$15.95
(Loss) income from discontinued operations	$(0.40)	$(0.01)	$0.07
Net income per share	$14.34	$4.46	$16.02
______________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements.
(2)For the years ended December 31, 2023, 2022 and 2021, approximately 1.2 million, 0.9 million, and 0.1 million restricted stock awards were excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

21. PARENT COMPANY FINANCIAL STATEMENTS

The following Parent Company financial statements are provided in accordance with the rules of the SEC, which require such disclosure when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Certain of our subsidiaries may be restricted in distributing cash or other assets to the Parent Company, which could be utilized to service our indebtedness. The stand-alone parent-only financial statements are presented below.

Parent Company – Condensed Balance Sheets

	December 31,
	2023	2022
(Millions)
Assets
Cash and cash equivalents	$2	$5
Investment in subsidiaries	3,615	4,159
Intercompany receivables, net	612	—
Investment in LVI	—	6
Other assets	147	119
Total assets	$4,376	$4,289
Liabilities
Long-term and other debt	$1,394	$1,892
Intercompany liabilities, net	—	86
Other liabilities	64	46
Total liabilities	1,458	2,024
Stockholders’ equity	2,918	2,265
Total liabilities and stockholders’ equity	$4,376	$4,289

Parent Company – Condensed Statements of Income

	Years Ended December 31,
	2023	2022	2021
(Millions)
Total interest income	$12	$11	$12
Total interest expense	111	107	103
Net interest expense	(99)	(96)	(91)
Dividends from subsidiaries	1,063	382	535
Loss from equity method investment	(6)	(44)	—
Total net interest and non-interest income	958	242	444
Total non-interest expenses	12	1	1
Income before income taxes and equity in undistributed net income of subsidiaries	946	241	443
Benefit for income taxes	31	22	36
Income before equity in undistributed net income of subsidiaries	977	263	479
Equity in undistributed net (loss) income of subsidiaries	(259)	(40)	322
Net income	$718	$223	$801

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Parent Company – Condensed Statements of Comprehensive Income

	Years Ended December 31,
	2023	2022	2021
(Millions)
Net income	$718	$223	$801
Other comprehensive income (loss), net of tax	—	(3)	7
Total comprehensive income, net of tax	$718	$220	$808

Parent Company – Condensed Statements of Cash Flows

	Years Ended December 31,
	2023	2022		2021
(Millions)
Net cash used in operating activities	$(422)	$(219)		$(398)
Cash flows from investing activities:
Dividends received	1,063	383		533
Purchases of available-for-sale securities	—	—		(10)
Net cash provided by investing activities	1,063	383		523
Cash flows from financing activities:
Debt proceeds from spinoff of LVI	—	—		750
Borrowings under debt agreements	1,401	218		38
Repayments of borrowings under debt agreements	(1,882)	(319)		(864)
Payment of deferred financing costs	(45)	—		(4)
Payment of capped call transactions	(39)	—		—
Dividends paid	(42)	(43)		(42)
Repurchase of common stock	(35)	(12)	—	—
Other	(2)	(3)		(3)
Net cash used in financing activities	(644)	(159)		(125)
Change in cash, cash equivalents and restricted cash	(3)	5		—
Cash, cash equivalents and restricted cash at beginning of year	5	—		—
Cash, cash equivalents and restricted cash at end of year	$2	$5		$—

Non-cash investing activities related to the Parent Company – Condensed Statements of Cash Flows for the year ended December 31, 2023 include a $318 million non-cash dividend in the form of an intercompany return of capital from Bread Financial Payments, Inc. to the Parent Company.

Non-cash investing and financing activities related to the Parent Company – Condensed Statements of Cash Flows for the year ended December 31, 2022 included the dissolution of a subsidiary, ADS Foreign Holdings, Inc.

Non-cash investing and financing activities related to the Parent Company – Condensed Statements of Cash Flows for the year ended December 31, 2021 included our equity method investment in LVI upon spinoff, on November 5, 2021, which totaled $48 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bread Financial Holdings, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Bread Financial Holdings, Inc.

By:	/S/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bread Financial Holdings, Inc. and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RALPH J. ANDRETTA	President, Chief Executive Officer and Director	February 20, 2024
Ralph J. Andretta

/S/ PERRY S. BEBERMAN	Executive Vice President and Chief Financial Officer	February 20, 2024
Perry S. Beberman

/S/ J. BRYAN CAMPBELL	Senior Vice President and Chief Accounting Officer	February 20, 2024
J. Bryan Campbell

/S/ ROGER H. BALLOU	Chairman of the Board, Director	February 20, 2024
Roger H. Ballou

/S/ JOHN C. GERSPACH, JR.	Director	February 20, 2024
John C. Gerspach, Jr.

/S/ JOYCE ST. CLAIR	Director	February 20, 2024
Joyce St. Clair

/S/ RAJESH NATARAJAN	Director	February 20, 2024
Rajesh Natarajan

/S/ TIMOTHY J. THERIAULT	Director	February 20, 2024
Timothy J. Theriault

/S/ LAURIE A. TUCKER	Director	February 20, 2024
Laurie A. Tucker

/S/ SHAREN J. TURNEY	Director	February 20, 2024
Sharen J. Turney