Form 10-Q
period 2024-03-31
BREAD FINANCIAL HOLDINGS, INC.
filed 2024-05-02
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 26, 2024, 49,584,370 shares of common stock were outstanding.

BREAD FINANCIAL HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto presented in this quarterly report and the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the SEC) on February 20, 2024 (the 2023 Form 10-K). Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those identified in our other filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2023 Form 10-K and this Quarterly Report on Form 10-Q.

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

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the first quarter of 2024, as well as our related outlook for the remainder of 2024 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations”, “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein, and in our 2023 Form 10-K, which provide further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the discussion included herein is for the three months ended March 31, 2024, compared with the same period in the prior year.

Credit sales of $6.0 billion were down 18% year-over-year and Average credit card and other loans of $18.5 billion decreased 4%, both driven primarily by the sale of the BJ’s Wholesale Club (BJ’s) portfolio in late February 2023, as well as proactive and responsible tightening of our underwriting and credit line management given ongoing consumer payment pressures and moderating consumer spending, partially offset by new brand partner growth. End-of-period credit card and other loans of $18.2 billion was essentially flat when compared with March 31, 2023. Total interest income was down 3% from the first quarter of 2023, as a result of a decrease in late fee revenue driven by lower early-stage delinquency volumes as well as higher reversals of interest and fees resulting from higher gross credit losses. Net interest margin for the first quarter of 2024 was 18.7%, relative to 19.0% for the first quarter of 2023. Non-interest income decreased $233 million, primarily driven by the $230 million gain on the sale of the BJ's portfolio, and a decrease in the current year in merchant discount fees as a result of moderating promotional plan sales. Overall, Total net interest and non-interest income for the quarter was $1.0 billion, down 23% versus the first quarter of 2023.

Provision for credit losses increased for the quarter ended March 31, 2024, relative to the first quarter of 2023, driven by a $73 million reserve release in the current period compared with a $235 million reserve release in the prior year period, with the release in the prior year period primarily related to the sale of the BJ's portfolio. The reserve releases in both years were offset by net principal losses of $394 million and $342 million for the three months ended March 31, 2024 and 2023, respectively.

Our Allowance for credit losses decreased as of March 31, 2024, relative to December 31, 2023, due primarily to lower Credit card and other loans balances, because seasonally higher transactor balances from the fourth quarter were paid down in the first quarter; lower delinquencies also contributed. We do continue to maintain an elevated reserve rate, 12.4% as of March 31, 2024, due to changes in the portfolio mix, the compounding effect of persistent inflation relative to wage growth, the increased cost of consumer debt, the possibility of higher unemployment levels and the potential impacts from the resumption of student loan repayments. We intend to maintain a conservative weighting of economic scenarios in our credit reserve modeling until we see sustained improvement in delinquencies and an improved macroeconomic outlook. From an overall credit quality perspective, our percentage of Vantage 660+ cardholders remains above pre-pandemic levels due to prudent credit tightening and a more diversified product mix, with co-brand and proprietary cards representing a larger portion of our portfolio. However, despite the credit tightening actions we have taken, certain of our cardholders who were previously higher risk but still high credit quality have migrated down to lower Vantage score categories under current macroeconomic conditions.

Total non-interest expenses of $482 million decreased 12% from the first quarter of 2023. The year-over-year decrease was primarily driven by a decrease in Card and processing expenses, including fraud. Marketing expenses were also lower, driven by decreased spending associated with brand partner and BFH joint marketing campaigns, and Depreciation and amortization decreased due to lower amortization of developed technology. We also had lower Employee compensation and benefits expenses due to a reduction in demand-based outsourced and contract labor, and decreased headcount.

We continued strengthening our balance sheet during the first quarter of 2024, including opportunistically extending our senior debt maturities and reducing parent-level debt by $100 million. Additionally, we improved our capital ratios, including our TCE/TA ratio and our Common equity tier 1 capital ratio, which were 10.6% and 12.6%, respectively, as of March 31, 2024. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures included in this report. As of March 31, 2024, direct-to-consumer (DTC or retail) deposits grew to approximately $7.0 billion which comprised 36% of our average funding mix, further diversifying our funding base.

Our 2024 financial outlook now factors in the potential impacts of the Consumer Financial Protection Bureau's (CFPB) late fee rule based on a May 14, 2024 effective date, acknowledging uncertainty surrounding the timing and outcome of the ongoing litigation relating to the rule, which is described below in the "Risk Factors" section. Our outlook reflects slower Credit sales growth as a result of ongoing strategic credit tightening and continued moderation in consumer spending, both of which consequently will impact growth in Credit card and other loans and Net interest and non-interest income, as well as the Net loss rate. In addition, our 2024 outlook assumes multiple interest rate decreases by the Federal Reserve Board in the second half of the year, which will impact Total net interest income.

Based on our current economic outlook, the CFPB late fee rule impacts, ongoing strategic credit tightening actions, higher gross credit losses, and visibility into our new business pipeline, we expect 2024 Average credit card and other loans to be down low-single digits on a percentage point basis relative to 2023. Total net interest and non-interest income, excluding the gains on portfolio sales during the years of comparison, is anticipated to be down in the mid- to high-teen range on a percentage point basis from 2023, as a result of the CFPB late fee rule impacts, net of mitigation actions, as well as lower Average credit card and other loans and Net interest margin. Our full year Net interest margin is expected to be lower than 2023 reflecting higher reversals of interest and fees due to expected higher gross credit losses, declining interest rates, and a continued shift in product mix to co-brand and proprietary products. (Absent the CFPB late fee rule - i.e., assuming the rule were to not go into effect this year due to it being vacated, enjoined or otherwise - we expect full year Total net interest and non-interest income, excluding the gains on portfolio sales, to be down around mid-single digits on a percentage point basis relative to 2023, driven by many of the same factors described above.) Assuming a May 14, 2024 effective date, the late fee rule, when considered in isolation, is also expected to reduce fourth quarter 2024 Total net interest and non-interest income in the mid-teen range on a percentage point basis relative to the fourth quarter of 2023, net of mitigation actions.

As a result of efficiencies gained from our ongoing investments in technology modernization and digital advancement, along with disciplined expense management, we expect Total non-interest expense to be down low- to mid-single digits on a percentage point basis relative to 2023, inclusive of additional CFPB late fee rule-related expenses.

Our 2024 financial outlook assumes a full year Net loss rate in the low 8% range, remaining unchanged from our previous guidance. We expect the Net loss rate to peak in the second quarter at around 9% as inflation continues to pressure consumers' ability to pay and moderates their spend. Our outlook is inclusive of our ongoing credit tightening actions and expected slower Credit card and other loan growth impacting the Net loss rate. We are projecting a lower Net loss rate in the second half of 2024 versus the first half as a result of the strategic credit tightening actions we have taken and an assumed gradual modest improvement in the economic conditions throughout the year.

In our 2024 financial outlook we also expect our full year normalized effective tax rate to be in the range of 27% to 30%, assuming the CFPB late fee rule becomes effective May 14, 2024, with quarter-over-quarter variability due to the timing of certain discrete items.

However, given the ongoing litigation against the CFPB related to its late fee rule, and the inherent uncertainties around the timing and implementation of the rule, we have also contemplated an additional financial outlook which includes the granting of a temporary injunction and assumes a hypothetical effective date for the rule of October 1, 2024. Under that scenario, our updated estimate is that the rule would reduce fourth quarter 2024 Total net interest and non-interest income by approximately 20%, on an isolated basis, relative to the fourth quarter of 2023 and net of mitigation actions. This figure represents an improvement from the estimated 25% impact we previously disclosed in our 2023 Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment” and now incorporates specifics from the final rule and highlights the continued progress we have made since the final rule was released. The difference between the reduction in fourth quarter 2024 Total net interest and non-interest income of approximately 20% (in the scenario assuming an October 1, 2024 effective date), versus a reduction in the mid-teen range (in the scenario assuming a May 14, 2024 effective date), is primarily due to lower billed late fee amounts being reversed at the time of write-off. As a result of discussions with our brand partners regarding customer pricing actions and clarity on the timing of implementation, we have higher levels of confidence in the success of our mitigation actions.

We continue to expect the financial impact of the late fee rule will lessen over time as our full spectrum of mitigation actions, including various pricing changes ranging from increased annual percentage rates, to statement fees, are phased-in and mature. As we adapt and evolve our products, our mitigating actions are focused on preserving program profitability and returns over the long-term, and ensuring the safety and soundness of the Banks throughout all periods. We cannot guarantee, however, the extent to which these strategies will ultimately be successful, either in the short or the long term, and, if not fully successful, the adverse impact on our Total net interest and non-interest income could be greater than our current estimates. For additional discussion of the CFPB's final rule and related risks and uncertainties, please refer to Part II, Item 1A, “Risk Factors—The CFPB recently issued a final rule regarding credit card late fees, which represents a significant departure from the rules that are currently in effect. Absent a successful legal challenge, we expect the rule will have a significant adverse impact on our business, results of operations and financial condition for at least the short term and, depending on the effectiveness of our actions taken in response to the rule, potentially over the long term.”

Although we recognize the more challenging macroeconomic and regulatory landscape, we remain focused on generating strong returns through prudent capital and risk management, reflecting our unwavering commitment to drive sustainable, profitable growth and build long-term value for our stakeholders. We remain confident in our ability to deliver on our 2024 full year financial outlook and build on this success for the future.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the three months ended March 31, 2024, compared with the same period in the prior year, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment” above.

Table 1: Summary of Our Financial Performance

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$991	$1,289	(298)	(23)
Provision for credit losses	321	107	214	nm
Total non-interest expenses	482	544	(62)	(12)
Income from continuing operations before income taxes	188	638	(450)	(70)
Provision for income taxes	53	183	(130)	(71)
Income from continuing operations	135	455	(320)	(70)
(Loss) income from discontinued operations, net of income taxes (1)	(1)	—	(1)	nm
Net income	134	455	(321)	(71)

Net income per diluted share	$2.70	$9.08	(6.38)	(70)
Income from continuing operations per diluted share	$2.73	$9.08	(6.35)	(70)
Net interest margin (2)	18.7%	19.0%		(0.3)
Return on average equity (3)	17.5%	73.0%		(55.5)
Effective income tax rate - continuing operations	28.1%	28.7%		(0.6)
__________________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited Consolidated Financial Statements.
(2)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(3)Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.
(nm) Not meaningful, denoting a variance of 100 percent or more.

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,247	$1,289	(42)	(3)
Interest on cash and investment securities	53	46	7	15
Total interest income	1,300	1,335	(35)	(3)
Interest expense
Interest on deposits	155	117	38	33
Interest on borrowings	93	101	(8)	(9)
Total interest expense	248	218	30	14
Net interest income	1,052	1,117	(65)	(6)
Non-interest income
Interchange revenue, net of retailer share arrangements	(92)	(87)	(5)	6
Gain on portfolio sale	—	230	(230)	nm
Other	31	29	2	8
Total non-interest income	(61)	172	(233)	nm
Total net interest and non-interest income	991	1,289	(298)	(23)
Provision for credit losses	321	107	214	nm
Total net interest and non-interest income, after provision for credit losses	$670	$1,182	(512)	(43)
__________________________________
(nm) Not meaningful, denoting a variance of 100 percent or more.

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income decreased for the three months ended March 31, 2024, primarily resulting from Interest and fees on loans. The decrease, relative to the prior year, was due to a decrease in late fees driven by lower early-stage delinquency volumes and higher reversals of interest and fees resulting from higher gross credit losses, partially offset by an increase in finance charge yields of approximately 48 basis points, driven by an increase in the prime rate.

Interest expense: Total interest expense increased for the three months ended March 31, 2024, due to the following:

•Interest on deposits increased due to higher average interest rates which increased interest expense by $37 million, as well as higher average balances which increased interest expense by $1 million.
•Interest on borrowings decreased due to lower average borrowings which decreased funding costs by $25 million, partially offset by higher average interest rates which increased funding costs $17 million.

Non-interest income: Total non-interest income decreased for the three months ended March 31, 2024, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, increased for the three month period driven by a decrease in merchant discount fees and interchange revenue earned, partially offset by a reduction in costs associated with brand partner retailer share arrangements.
•Gain on portfolio sale reflects the gain we recognized from the sale of the BJ’s portfolio in late February 2023.

Provision for credit losses increased for the three months ended March 31, 2024, driven by a $73 million reserve release in the current period compared with a $235 million reserve release in the prior year period, with the release in the prior year period primarily related to the sale of the BJ's portfolio. The reserve releases in both years were offset by net principal losses of $394 million and $342 million for the three months ended March 31, 2024 and 2023, respectively. We continue to maintain an elevated reserve rate, 12.4% as of March 31, 2024, due to changes in the portfolio mix, the compounding effect of persistent inflation relative to wage growth, the increased cost of consumer debt, the possibility of higher unemployment levels and the potential impacts from the resumption of student loan repayments.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$213	$220	(7)	(3)
Card and processing expenses	86	120	(34)	(28)
Information processing and communication	74	75	(1)	—
Marketing expenses	28	39	(11)	(28)
Depreciation and amortization	23	34	(11)	(34)
Other	58	56	2	—
Total non-interest expenses	$482	$544	(62)	(12)

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses decreased for the three months ended March 31, 2024, due to the following:

•Employee compensation and benefits decreased due to a reduction in demand-based outsourced and contract labor, and decreased headcount, which was driven by a decrease in collections and customer care staffing; partially offset by higher long-term incentive compensation.
•Card and processing expenses decreased due primarily to lower fraud losses, as well as reduced volume-related card and statement costs.
•Marketing expenses decreased due primarily to decreased spending associated with brand partner and BFH joint marketing campaigns, and reduced spending associated with DTC offerings.
•Depreciation and amortization decreased due to lower amortization for developed technology associated with an acquisition completed in late 2020.

Income Taxes

The Provision for income taxes decreased for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, primarily driven by a decrease in Income from continuing operations before income taxes in the current year relative to the prior year period, which was higher due to the gain on the sale of the BJ's portfolio. The effective tax rate was 28.1% and 28.7% for the same three-month periods, respectively. The decrease in the effective tax rate primarily related to discrete benefits in the current year period.

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

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the three months ended March 31,
	2024	2023	% Change
(Millions, except per share amounts and percentages)
Credit sales	$6,030	$7,373	(18)
PPNR (1)	509	745	(32)
Average credit card and other loans	18,546	19,405	(4)
End-of-period credit card and other loans	18,185	18,060	1
End-of-period direct-to-consumer (retail) deposits	6,984	5,630	24

Return on average assets (2)	2.4%	7.7%	(5.3)
Return on average equity (3)	17.5%	73.0%	(55.5)
Return on average tangible common equity (4)	23.1%	107.0%	(83.9)

Net interest margin (5)	18.7%	19.0%	(0.3)
Loan yield (6)	27.0%	26.6%	0.4

Efficiency ratio (7)	48.6%	42.2%	6.4

Double leverage ratio (8)	118.0%	158.6%	(40.6)
Common equity tier 1 capital ratio (9)	12.6%	11.8%	0.8
Total risk-weighted assets (10)	$19,344	$18,893	2
Tangible common equity / tangible assets ratio (TCE/TA) (11)	10.6%	9.1%	1.5
Tangible book value per common share (12)	$45.96	$38.44	20

Payment rate (13)	14.8%	15.6%	(0.8)

Delinquency rate (14)	6.2%	5.7%	0.5
Net loss rate (14)	8.5%	7.0%	1.5
Reserve rate (15)	12.4%	12.3%	0.1
__________________________________
Note: Beginning in 2024, we revised the calculation of average balances to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, average balances represent the average balance at the beginning and end of each month, averaged over the periods indicated.
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
(4)Return on average tangible common equity represents annualized Income from continuing operations divided by average Tangible common equity, which itself is defined below.
(5)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(6)Loan yield represents annualized Interest and fees on loans divided by Average credit card and other loans.
(7)Efficiency ratio represents Total non-interest expenses divided by Total net interest and non-interest income.
(8)Double leverage ratio represents Parent Company investment in subsidiaries divided by BFH consolidated equity.
(9)The Common equity tier 1 capital ratio represents common equity tier 1 capital divided by total risk-weighted assets.
(10)Total risk-weighted assets are generally measured by allocating assets, and specified off-balance sheet exposures, to various risk categories as defined by the Basel III standardized approach.
(11)Tangible common equity (TCE) represents Total stockholders’ equity reduced by Goodwill and intangible assets, net. Tangible assets (TA) represents Total assets reduced by Goodwill and intangible assets, net. TCE/TA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.

(12)Tangible book value per common share represents TCE divided by shares outstanding and is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(13)Payment rate represents consumer payments during the last month of the period, divided by the beginning-of-month Credit card and other loans, including held for sale in applicable periods.
(14)Delinquency rate represents outstanding balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, divided by the outstanding principal amount of Credit cards and other loans as of the same period-end. Net loss rate, an annualized rate, represents net principal losses for the period divided by the Average credit card and other loans for the same period. Delinquency rate and Net loss rate as of or for the three months ended March 31, 2023 were impacted by the transition of our credit card processing services in June 2022.
(15)Reserve rate represents the Allowance for credit losses divided by End-of-period credit card and other loans.

Table 5: Net Interest Margin

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Average Balance (1)	Interest Income / Expense	Average Yield / Rate	Average Balance (1)	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,135	$53	5.13%	$4,087	$46	4.49%
Credit card and other loans	18,546	1,247	27.05%	19,405	1,289	26.57%
Total interest-earning assets	22,681	1,300	23.05%	23,492	1,335	22.73%

Direct-to-consumer (retail) deposits	6,739	81	4.87%	5,559	49	3.46%
Wholesale deposits	6,771	74	4.37%	7,866	68	3.48%
Interest-bearing deposits	13,510	155	4.62%	13,425	117	3.47%

Secured borrowings	3,663	63	6.83%	4,565	70	6.20%
Unsecured borrowings	1,354	30	9.03%	1,914	31	6.40%
Interest-bearing borrowings	5,017	93	7.42%	6,479	101	6.25%
Total interest-bearing liabilities	18,527	248	5.38%	19,904	218	4.38%

Net interest income		$1,052			$1,117

Net interest margin (2)		18.7%			19.0%
______________________________
(1)Beginning in 2024, we revised the calculation of average balances to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, average balances represent the average balance at the beginning and end of each month, averaged over the periods indicated.
(2)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the three months ended March 31,
	2024	2023	% Change
(Millions, except percentages)
Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$188	$638	(70)
Provision for credit losses	321	107	nm
Pretax pre-provision earnings (PPNR)	$509	$745	(32)
Less: Gain on portfolio sale	$—	$(230)	nm
Pretax pre-provision earnings less gain on portfolio sale	$509	$515	(1)

Tangible common equity (TCE)
Total stockholders’ equity	3,032	2,716	12
Less: Goodwill and intangible assets, net	(753)	(790)	(5)
Tangible common equity (TCE)	$2,279	$1,926	18

Tangible assets (TA)
Total assets	22,299	21,970	1
Less: Goodwill and intangible assets, net	(753)	(790)	(5)
Tangible assets (TA)	$21,546	$21,180	2
__________________________________
(nm) Not meaningful, denoting a variance of 100 percent or more.

ASSET QUALITY

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates, which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio and the success of our collection and recovery efforts. These rates also reflect, more broadly, the general macroeconomic conditions, including the effects of persistent inflation and high interest rates. Our Delinquency and Net principal loss rates are also impacted by the size of our Credit card and other loans portfolio, which serves as the denominator in the calculation of these rates. Accordingly, changes in the size of our portfolio (whether due to credit tightening, acquisitions or dispositions of portfolios or otherwise) may cause movements in our Delinquency and Net principal loss rates that are not necessarily indicative of the underlying credit quality of the overall portfolio.

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

The following table presents the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of the dates presented:

Table 7: Delinquency Trends on Credit Card and Other Loans

	March 31, 2024	% of Total	December 31, 2023	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,780	100.0%	$17,906	100.0%
Outstanding balances contractually delinquent
31 to 60 days	$275	1.6%	$346	1.9%
61 to 90 days	224	1.3%	250	1.4%
91 or more days	549	3.3%	567	3.2%
Total	$1,048	6.2%	$1,163	6.5%

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

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Beginning in January 2024, we revised the calculation of Average credit card and other loans to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. The following table presents our net principal losses for the periods presented:

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended March 31,
	2024	2023
(Millions, except percentages)
Average credit card and other loans	$18,546	$19,405
Net principal losses	394	342
Net principal losses as a percentage of average credit card and other loans (1)	8.5%	7.0%
__________________________________
(1)Net principal losses as a percentage of Average credit card and other loans for the three months ended March 31, 2023 were impacted by the transition of our credit card processing services in June 2022.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Overview

We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has sufficient liquidity and capital resources necessary to support our daily operations, our business growth, and our credit ratings related to our Parent Company’s senior unsecured notes and our public secured financings, and meet our regulatory and policy requirements, including capital and leverage ratio requirements applicable to Comenity Bank (CB) and Comenity Capital Bank (CCB) under Federal Deposit Insurance Corporation (FDIC) regulations, in a cost effective and prudent manner through both expected and unexpected market environments. We also monitor our Double Leverage Ratio, which reflects our Parent Company’s investment in its subsidiaries relative to its consolidated equity, and is often used by regulators and other stakeholders as a measure of the use of debt by a parent entity to fund its subsidiaries.

Our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of senior unsecured or convertible debt securities by our Parent Company, financings through our securitization programs, and deposits with the Banks. More broadly, we continuously evaluate opportunities to renew and expand our various sources of liquidity. We aim to satisfy our financing needs with a diverse set of funding sources, and we seek to maintain diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, which we believe will mitigate the impact of disruptions in any one type of instrument, tenor or investor.

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

We have a robust liquidity risk management framework in place which includes ongoing monitoring of our liquidity and funding positions against our risk appetite metrics and key risk indicators. During times where there may be potential risks from adverse developments in the banking industry and/or increased financial sector volatility, we may invoke our contingency funding plan to enhance daily monitoring of our liquidity and funding positions, determine potential mitigating actions if necessary and provide multiple daily updates to our Boards of Directors, at both the Bread Financial and Bank-levels, and regulators.

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

Our management approach is designed, among other things, to maintain appropriate and stable Parent Company senior unsecured debt ratings from the credit rating agencies which help support our access to cost-effective unsecured funding as a component of our overall liquidity and capital resources.

The table below provides a summary of the credit ratings for the senior unsecured long-term debt of Bread Financial Holdings, Inc. as of March 31, 2024:

Bread Financial Holdings, Inc.	Moody’s	S&P	Fitch
Senior unsecured debt	Ba3	BB-	BB-
Outlook	Stable	Stable	Stable

We also seek to maintain appropriate and stable credit ratings for our credit card securitizations issued through World Financial Network Credit Card Master Note Trust (WFNMNT) from the rating agencies (DBRS, S&P and Fitch). The table below provides a summary of the structured finance credit ratings for certain of the asset-backed securities of WFNMNT as of March 31, 2024:

WFNMNT	DBRS	S&P	Fitch
Class A notes	AAA	AAA	AAA

Credit ratings are not a recommendation to buy or hold any securities and they may be revised or revoked at any time at the sole discretion of the rating agency. Downgrades in the ratings of our unsecured or secured debt could result in higher funding costs, as well as reductions in our borrowing capacity in the unsecured or secured debt markets. We believe our mix of funding, including the proportion of our DTC and wholesale deposits, to total funding, reduces the impact that a credit rating downgrade could have on our funding costs and capacity.

Funding Sources

As referenced above, our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of senior unsecured or convertible debt securities by our Parent Company, financings through our securitization programs, and deposits with the Banks.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of March 31, 2024, we were in compliance with all such covenants.

Credit Agreement

In June 2023, we entered into our credit agreement with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility). As of March 31, 2024, all $700 million remained available for future borrowings under the Revolving Credit Facility.

9.750% Senior Notes due 2029

In January 2024, we issued and sold an additional $300 million aggregate principal amount of 9.750% Senior Notes due 2029 (Senior Notes due 2029) at an issue price of 101.00% of principal plus accrued interest from December 22, 2023. The Senior Notes due 2029 issued in January 2024 were issued as additional notes under the same indenture pursuant to which the initial $600 million of Senior Notes due 2029 were issued on December 22, 2023. The Senior Notes due 2029 that were issued in both December 2023 and January 2024 constitute a single series of notes and have the same terms, other than the issue date and issue price. We used the proceeds of the January 2024 offering of Senior Notes due 2029, together with $100 million of cash on hand, to fund the redemption of $400 million in aggregate principal amount of our outstanding 7.000% Senior Notes due 2026.

Deposits

We utilize a variety of deposit products to finance our operating activities, including funding for our non-securitized credit card and other loans, and to fund the securitization enhancement requirements of the Banks. We offer DTC retail deposit products as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits, and includes brokered deposits). Across both our retail and wholesale deposits, the Banks offer various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks also issue certificates of deposit with scheduled maturity dates ranging between April 2024 and March 2029, in denominations of at least $1,000, on which interest is paid either monthly or at maturity.

The following table summarizes our retail and wholesale deposit products by type and associated attributes as of the dates presented:

Table 9: Deposits

	March 31, 2024	December 31, 2023
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$6,984	$6,454
Wholesale	6,319	7,140
Total deposits	$13,303	$13,594

Non-maturity deposit products
Non-maturity deposits	$6,654	$6,597
Interest rate range	0.70% - 5.64%	0.70% - 5.64%
Weighted-average interest rate	4.81%	4.78%

Certificates of deposit
Certificates of deposit	$6,649	$6,997
Interest rate range	0.50% - 5.7%	0.50% - 5.7%
Weighted-average interest rate	4.52%	4.50%

As of March 31, 2024 and December 31, 2023, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $474 million (4% of Total deposits) and $509 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

Overall, we continue to improve our funding mix through actions taken to grow our DTC deposits and reduce our Parent Company unsecured borrowings, while maintaining the flexibility of secured, unsecured, and wholesale funding. Typical seasonality of credit card and other loan balance pay downs in the first quarter of each year, and efforts undertaken in the first quarter of 2024 to reduce our long-term unsecured debt, lowered our funding requirements by over $900 million from year-end 2023. As a result, we opportunistically reduced our wholesale and brokered deposits and paid down a portion of our secured conduit line balances, discussed further below.

Conduit Facilities and Securitization Programs

We sell the majority of the credit card loans originated by the Banks to certain of our master trusts (the Trusts). These securitization programs are a principal vehicle through which we finance the Banks’ credit card loans. For this purpose, we use a combination of public term asset-backed notes and private conduit facilities (the Conduit Facilities) with a consortium of lenders, including domestic money center, regional and international banks. Borrowings under the Conduit Facilities are included in Debt issued by consolidated VIEs in the Consolidated Balance Sheets.

The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:
Table 10: Conduit Borrowing Capacity and Maturities

(Millions)	December 31, 2023		Commitment	March 31, 2024
Conduit Facilities	Capacity	Drawn (6)	Increase	Capacity	Drawn (6)	Maturity Date
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$2,015	$—	$2,650	$1,990	October 2025
WFNMT 2009-VFC1 (2)	275	260	—	275	260	October 2024
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	1,025	—	2,250	510	February 2025
CCAST 2023-VFN1 (4)	250	250	—	250	250	September 2025
CCAST 2024-VFN1 (5)	—	—	200	200	—	February 2025
Total	$5,425	$3,550	$200	$5,625	$3,010
__________________________________
(1)2009-VFN Conduit issued under World Financial Network Credit Card Master Note Trust (WFNMNT).
(2)2009-VFC1 Conduit issued under World Financial Network Credit Card Master Trust III (WFNMT).
(3)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT).
(4)2023-VFN1 Conduit issued under Comenity Capital Asset Securitization Trust (CCAST).
(5)2024-VFN1 Conduit issued under CCAST.
(6)Amounts drawn do not include $1.0 billion and $1.2 billion of debt issued by the Trusts as of March 31, 2024 and December 31, 2023, respectively, which were not sold, but were retained by us as a credit enhancement and therefore have been eliminated from the Total.

As of March 31, 2024, we had approximately $12.1 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

Stock Repurchase Programs

On February 21, 2024, our Board of Directors approved a stock repurchase program to acquire up to $30 million in shares of our outstanding common stock in the open market during the period ending on December 31, 2024. The rationale for this repurchase program, and the amount thereof, was to offset the impact of dilution associated with issuances of employee restricted stock units, with the objective of reducing the Company’s weighted average diluted share count to approximately 50 million shares for 2024, subject to then current estimates and assumptions applicable as of the date of approval.

During the quarter ended March 31, 2024, under the authorized stock repurchase program, we acquired a total of 0.3 million shares of our common stock for $11 million. Following their repurchase, these 0.3 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

As of March 31, 2024, we have $19 million remaining for future repurchases under the authorized stock repurchase program.

Dividends

During the three months ended March 31, 2024, we paid $11 million in dividends to holders of our common stock. On April 25, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on June 14, 2024, to stockholders of record at the close of business on May 10, 2024.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments, the vast majority of which relate to deposits, debt issued by consolidated VIEs, long-term and other debt and operating leases.

We believe that we will have access to sufficient resources to meet these commitments.

Cash Flows

The table below summarizes our cash flow activity for the periods indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities for the periods presented.

Table 11: Cash Flows

	Three Months Ended March 31,
	2024	2023
(Millions)
Total cash provided by (used in)
Operating activities	$447	$398
Investing activities	720	3,141
Financing activities	(975)	(3,834)
Net increase (decrease) in cash, cash equivalents and restricted cash	$192	$(295)

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $447 million and $398 million for the three months ended March 31, 2024 and 2023, respectively. The net cash provided by operating activities during these periods was primarily driven by cash generated from net income for the periods after adjusting for the Provision for credit losses, and for the three months ended March 31, 2023, the Gain on portfolio sale.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash provided by investing activities was $720 million and $3,141 million for the three months ended March 31, 2024 and 2023, respectively. The net cash provided by investing activities during these periods was primarily due to the seasonal paydown of Credit card and other loans, and for the three months ended March 31, 2023, the sale of the BJ's portfolio.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $975 million and $3,834 million for the three months ended March 31, 2024 and 2023, respectively. The net cash used in financing activities during these periods was primarily driven by net repayments of both debt issued by consolidated variable interest entities (securitizations) and unsecured borrowings, as well as a net decrease in deposits.

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

LEGISLATIVE, REGULATORY MATTERS AND CAPITAL ADEQUACY

CB is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. CCB is also subject to various regulatory capital requirements administered by the FDIC, as well as the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company. For additional information about legislative and regulatory matters impacting us, see “Business–Supervision and Regulation” under Part I of our 2023 Form 10-K. For additional detail regarding the CFPB's recent final rule relating to credit card late fees, see "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment" and "Risk Factors" included elsewhere in this report.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of March 31, 2024 and 2023, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies. As of March 31, 2024 the actual capital ratios and minimum ratios for each Bank, as well as Bread Financial, are as follows:

Table 12: Capital Ratios

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	12.6%	4.5%	6.5%
Tier 1 capital ratio (2)	12.6	6.0	8.0
Total risk-based capital ratio (3)	14.0	8.0	10.0
Tier 1 leverage capital ratio (4)	11.1	4.0	5.0
Total risk-weighted assets (5)	$19,344

Comenity Bank
Common equity tier 1 capital ratio (1)	18.2%	4.5%	6.5%
Tier 1 capital ratio (2)	18.2	6.0	8.0
Total risk-based capital ratio (3)	19.6	8.0	10.0
Tier 1 leverage capital ratio (4)	15.9	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	17.5%	4.5%	6.5%
Tier 1 capital ratio (2)	17.5	6.0	8.0
Total risk-based capital ratio (3)	18.9	8.0	10.0
Tier 1 leverage capital ratio (4)	15.3	4.0	5.0
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

On November 20, 2023, following the consent of the Board of Managers of Comenity Servicing LLC (the Servicer), the FDIC issued a consent order to the Servicer. The Servicer is not one of our Bank subsidiaries, but is our wholly-owned subsidiary that services substantially all of our loans. The consent order arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and addresses certain shortcomings in the Servicer’s information technology (IT) systems development, project management, business continuity management, cloud operations, and third-party oversight. The Servicer entered into the consent order for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the order. The consent order does not contain any monetary penalties or fines.

The Servicer has taken significant steps to strengthen the organization’s IT governance and address the other issues identified in the consent order, and the Servicer is working diligently to ensure that all of the requirements of the consent order are satisfied. Without limiting the generality of the foregoing, the Servicer has taken steps to address each provision within the consent order that required action be taken by a specified deadline, including providing a copy of the consent order to the Parent Company Board of Directors, increasing the size and governance processes of the Servicer’s Board of Managers, establishing an Executive Oversight Committee to oversee and ensure compliance with the consent order, and submitting all required reports and plans of action to the FDIC. The Servicer is also committed to complying with each of the ongoing or longer-term requirements of the consent order, including the enhancement of its compliance management processes and related corporate governance, compliance with the applicable system conversion requirements, and enhanced risk management and reporting requirements. In addition, the Board of Directors of each of the Banks oversee the Servicer’s compliance with the requirements of the consent order and provide effective challenge of Servicer management toward that end.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” included in our 2023 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the “Recently Adopted and Recently Issued Accounting Standards” under Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited Consolidated Financial Statements.

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
•increases or volatility in the Allowance for credit losses that may result from the application of the CECL model;
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
•any tax or other liability or adverse impacts arising out of or related to the spinoff of our former LoyaltyOne segment or the bankruptcy filings of Loyalty Ventures Inc. (LVI) and certain of its subsidiaries and subsequent litigation or other disputes; and

•those factors identified in our filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2023 Form 10-K and this quarterly report.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. In addition, the CFPB recently issued a final rule that, absent a successful legal challenge, will place significant limits on credit card late fees, which would have a significant impact on our business and results of operations for at least the short term and, depending on the effectiveness of the mitigating actions that we may take in response to the final rule, potentially over the long term; we cannot provide any assurance as to the effective date of the rule, the result of any pending or future challenges or other litigation relating to the rule, or our ability to mitigate or offset the impact of the rule on our business and results of operations.

Any forward-looking statements contained in this Form 10-Q speak only as of the date made, and we undertake no obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, subsequent events, anticipated or unanticipated circumstances or otherwise.

Item 1. Financial Statements.
BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2024	2023
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,247	$1,289
Interest on cash and investment securities	53	46
Total interest income	1,300	1,335
Interest expense
Interest on deposits	155	117
Interest on borrowings	93	101
Total interest expense	248	218
Net interest income	1,052	1,117
Non-interest income
Interchange revenue, net of retailer share arrangements	(92)	(87)
Gain on portfolio sale	—	230
Other	31	29
Total non-interest income	(61)	172
Total net interest and non-interest income	991	1,289
Provision for credit losses	321	107
Total net interest and non-interest income, after provision for credit losses	670	1,182
Non-interest expenses
Employee compensation and benefits	213	220
Card and processing expenses	86	120
Information processing and communication	74	75
Marketing expenses	28	39
Depreciation and amortization	23	34
Other	58	56
Total non-interest expenses	482	544
Income from continuing operations before income taxes	188	638
Provision for income taxes	53	183
Income from continuing operations	135	455
(Loss) income from discontinued operations, net of income taxes (1)	(1)	—
Net income	$134	$455

Basic income per share (Note 14)
Income from continuing operations	$2.74	$9.10
(Loss) income from discontinued operations	$(0.03)	$—
Net income per share	$2.71	$9.10

Diluted income per share (Note 14)
Income from continuing operations	$2.73	$9.08
(Loss) income from discontinued operations	$(0.03)	$—
Net income per share	$2.70	$9.08

Weighted average common shares outstanding (Note 14)
Basic	49.5	50.0
Diluted	49.7	50.1
___________________________________________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited Consolidated Financial Statements.
See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2024	2023
(Millions)
Net income	$134	$455

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale debt securities	(4)	3
Tax benefits (expense)	1	(1)
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(3)	2

Other comprehensive (loss) income, net of tax	(3)	2

Total comprehensive income, net of tax	$131	$457

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,789	$3,590
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities March 31, 2024, $12,058; December 31, 2023, $12,844, respectively)	18,185	19,333
Allowance for credit losses	(2,255)	(2,328)
Credit card and other loans, net	15,930	17,005
Investments (Fair value: March 31, 2024, $221; December 31, 2023, $217)	258	253
Property and equipment, net	166	167
Goodwill and intangible assets, net	753	762
Other assets	1,403	1,364
Total assets	$22,299	$23,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	13,327	13,620
Debt issued by consolidated variable interest entities	3,358	3,898
Long-term and other debt	1,294	1,394
Other liabilities	1,288	1,311
Total liabilities	19,267	20,223
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 49.6 million shares as of March 31, 2024 and 49.3 million shares as of December 31, 2023, respectively.	1	1
Additional paid-in capital	2,163	2,169
Retained earnings	890	767
Accumulated other comprehensive loss	(22)	(19)
Total stockholders’ equity	3,032	2,918
Total liabilities and stockholders’ equity	$22,299	$23,141

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2024	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2023	49.3	$1	$2,169	$767	$(19)	$2,918
Cumulative effect of change in accounting principle (1)	—	—	—	(1)	—	(1)
Net income	—	—	—	134	—	134
Other comprehensive loss	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	14	—	—	14
Repurchase of common stock	(0.2)	—	(11)	—	—	(11)
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(10)	—	(10)
Issuance of shares to employees, net of shares withheld for employee taxes	0.5	—	(9)	—	—	(9)
Balance as of March 31, 2024	49.6	$1	$2,163	$890	$(22)	$3,032

Three Months Ended March 31, 2023	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2022	49.9	$1	$2,192	$93	$(21)	$2,265
Net income	—	—	—	455	—	455
Other comprehensive income	—	—	—	—	2	2
Stock-based compensation	—	—	10	—	—	10
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(11)	—	(11)
Issuance of shares to employees, net of shares withheld for employee taxes	0.2	—	(5)	—	—	(5)
Balance as of March 31, 2023	50.1	$1	$2,197	$537	$(19)	$2,716
__________________________________
(1)Represents the cumulative effect, net of tax, of adopting the proportional amortization method of accounting for our tax credit investment. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited Consolidated Financial Statements.

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134	$455
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	321	107
Depreciation and amortization	23	34
Deferred income taxes	(56)	(19)
Non-cash stock compensation	15	9
Amortization of deferred financing costs	6	7
Amortization of deferred origination costs	26	22
Gain on portfolio sale	—	(230)
Change in other operating assets and liabilities
Change in other assets	(3)	81
Change in other liabilities	(23)	(77)
Other	4	9
Net cash provided by operating activities	447	398

CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	746	735
Proceeds from sale of credit card loan portfolio	—	2,502
Purchase of credit card loan portfolio	—	(81)
Purchases of investments	(12)	(7)
Maturities of investments	3	3
Other, including capital expenditures	(17)	(11)
Net cash provided by investing activities	720	3,141

CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	300	185
Repayments/maturities of unsecured borrowings under debt agreements	(407)	(210)
Debt issued by consolidated variable interest entities	200	325
Repayments/maturities of debt issued by consolidated variable interest entities	(740)	(3,425)
Net decrease in deposits	(293)	(689)
Payment of deferred financing costs	(4)	—
Dividends paid	(11)	(11)
Repurchase of common stock	(11)	—
Other	(9)	(9)
Net cash used in financing activities	(975)	(3,834)

Change in cash, cash equivalents and restricted cash	192	(295)
Cash, cash equivalents and restricted cash at beginning of period	3,616	3,927
Cash, cash equivalents and restricted cash at end of period	$3,808	$3,632

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,789	$3,611
Restricted cash included within Other assets	19	21
Total cash, cash equivalents and restricted cash	$3,808	$3,632
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

BASIS OF PRESENTATION

These unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 20, 2024. If not significantly different, certain note disclosures included therein have been omitted from these unaudited Consolidated Financial Statements.

The unaudited Consolidated Financial Statements included herein reflect all adjustments, which consist of normal, recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The unaudited Consolidated Financial Statements also include amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. Such amounts have been classified within Discontinued operations and primarily relate to the after-tax impact of contractual indemnification and tax-related matters. For additional information about our previously disclosed discontinued operations please refer to Note 22, “Discontinued Operations and Bank Holding Company Financial Presentation” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosures of contingent assets and liabilities. These accounting estimates and assumptions reflect the best judgement of management, but actual results could differ. The most significant of those estimates and assumptions relate to the Allowance for credit losses, Provision for income taxes and Goodwill.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which we have a controlling financial interest. All intercompany transactions have been eliminated.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies as discussed in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Recently Adopted
Standard	Guidance	Timing and Financial Statement Impact
Investments - Equity Method and Joint Ventures: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued March 2023	Expands the election to apply the proportional amortization method of accounting to tax credit investments beyond low-income-housing tax credit investments, when certain conditions are met.	Adopted under the modified retrospective method on January 1, 2024, which resulted in an insignificant decrease to retained earnings.

Adoption did not have a significant impact on our results of operations, financial position, regulatory risk-based capital, or on our operational processes, controls and governance in support of the new guidance.
Accounting Standards Recently Issued but Not Yet Adopted
Standard	Guidance	Timing and Financial Statement Impact
Segment Reporting: Improvements to Reportable Segment Disclosures Issued November 2023	Requires interim and annual disclosure of significant segment expense categories and amounts that are regularly provided to the chief operating decision maker, as well as disclosure of the aggregate amount and description of other segment items beyond significant segment expenses.	Effective beginning with our Annual Report on Form 10-K for the year ending December 31, 2024, and effective for interim reporting periods beginning in 2025. Early adoption is permitted, although we do not plan to early adopt.

Adoption will result in expanded disclosures for our single reportable segment but is not expected to have a significant impact on our financial reporting, or on our operational processes, controls and governance in support of the new guidance.
Income Taxes: Improvements to Income Tax Disclosures Issued December 2023	Requires greater disaggregation of rate reconciliation and income taxes paid information, as well as other changes intended to enhance the transparency and decision-usefulness of income tax disclosures.	Effective beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Early adoption is permitted, although we do not plan to early adopt.

Adoption will require enhancements to our income tax disclosures but is not expected to have a significant impact on our financial reporting, or on our operational processes, controls and governance in support of the new guidance.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The following table presents Credit card and other loans, as of the dates presented:

	March 31, 2024	December 31, 2023
(Millions)
Credit card loans	$17,873	$18,999
BNPL and other loans	312	334
Total credit card and other loans (1)(2)	18,185	19,333
Less: Allowance for credit losses	(2,255)	(2,328)
Credit card and other loans, net	$15,930	$17,005
__________________________________
(1)Includes $12.1 billion and $12.8 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes $380 million and $371 million, of accrued interest and fees that have not yet been billed to cardholders as of March 31, 2024 and December 31, 2023, respectively.

Credit Card and Other Loans Aging

The following table presents the delinquency trends of our Credit card and other loans portfolio based on the amortized cost as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
March 31, 2024	$335	$286	$775	$1,396	$16,382	$17,778

December 31, 2023	$422	$323	$809	$1,554	$17,373	$18,927
__________________________________
(1)BNPL and other loans delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the primary difference between the amortized cost basis included in the table above and the carrying value of our Credit card and other loans relates to the exclusion of unbilled finance charges and

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
fees from the amortized cost basis. As of March 31, 2024 and December 31, 2023, accrued interest and fees that have not yet been billed to cardholders were $380 million and $371 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due, this practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 5.5% and 2.1% for the three months ended March 31, 2024 and 2023, respectively. Our re-aging practices comply with regulatory guidelines.

Credit Quality Indicators for Our Credit Card and Other Loans

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates, which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio and the success of our collection and recovery efforts. These rates also reflect, more broadly, the general macroeconomic conditions, including the effects of persistent inflation and high interest rates. Our Delinquency and Net principal loss rates are also impacted by the size of our Credit card and other loans portfolio, which serves as the denominator in the calculation of these rates. Accordingly, changes in the size of our portfolio (whether due to credit tightening, acquisitions or dispositions of portfolios or otherwise) may cause movements in our Delinquency and Net principal loss rates that are not necessarily indicative of the underlying credit quality of the overall portfolio.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit cards and other loans as of the same period-end. As of March 31, 2024 and December 31, 2023, our Delinquency rates were 6.2% and 6.5%, respectively.

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. BNPL loans such as our installment loans and our “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for credit card loans and 120 days past due for BNPL loans. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $278 million and $242 million for the three months ended March 31, 2024 and 2023, respectively.

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Beginning in January 2024, we revised the calculation of Average credit card and other loans to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
indicated. For the three months ended March 31, 2024 and 2023, our Net principal loss rates were 8.5% and 7.0%, respectively.

Overall Credit Quality: As part of our credit risk management activities for our credit card loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders’ broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes less than 0.1% of the total credit card loans balance as of March 31, 2024 and December 31, 2023, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of credit card loans by Vantage score as of the dates presented:

	Vantage
	March 31, 2024			December 31, 2023
	661 or Higher	601 to 660	600 or Lower	661 or Higher	601 to 660	600 or Lower
Credit card loans	56%	27%	17%	57%	27%	16%

As part of our credit risk management activities for our BNPL loans portfolio, we also assess overall credit quality by reviewing information from credit bureaus. In this case we utilize Fair Isaac Corporation (FICO) credit scores to assist in our assessment of credit quality. The amortized cost basis of BNPL loans totaled $303 million and $317 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, approximately 83% of these loans were originated with customers with FICO scores of 661 or above, and correspondingly approximately 17% of these loans were originated with customers with FICO scores below 661. Similarly, as of December 31, 2023, approximately 82% and 18% of these loans were originated with customers with FICO scores of 661 or above, and below 661, respectively.

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

Credit Card Loans - Modifications for Borrowers Experiencing Financial Difficulty (Loan Modifications)

In instances where cardholders are experiencing financial difficulty, we may modify our credit card loans with the intention of minimizing losses and improving collectability, while providing cardholders with financial relief; such credit card loans are classified as Loan Modifications, exclusive of the temporary, short-term forbearance programs described above. Loan Modifications include concessions consisting primarily of a reduced minimum payment, late fee waiver, and/or an interest rate reduction. The majority of concessions remain in place for a period no longer than 12 months; however, for certain

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
modifications the concessions remain in place through the payoff of the credit card loans if the cardholder complies with the terms of the program.

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

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The following table provides information relating to credit card loans to borrowers experiencing financial difficulty that were granted a concession under a Loan Modification program during the periods presented:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)
(Millions, except percentages)
Credit card loans	$115	0.7%	21.3%	$42	0.2%	20.2%
__________________________________
(1)Represents the outstanding balances as of March 31, 2024 and 2023, of all Loan Modifications undertaken in the past three months, respectively, for credit card loans that remain in modification programs as of March 31, 2024 and 2023. The outstanding balances include principal, accrued interest and fees.

Interest income on these impaired credit card loans is accounted for in the same manner as non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not in Loan Modification programs.

The following table presents the performance of our credit card loans that were modified within the 12 months prior to the dates presented and remain in a Loan Modification program as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications - Credit Card Loans
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
March 31, 2024	$19	$17	$22	$58	$230	$288

December 31, 2023	$17	$16	$22	$55	$214	$269

The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates (or since implementation beginning January 1, 2023), for the periods presented; the probability of default is factored into the Allowance for credit losses:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	8,653	$15	332	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and across our credit card loan portfolio, by monitoring the size and maturity of our loan portfolio and applying consistent risk-based underwriting standards reflective of current and anticipated macroeconomic conditions. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $113 billion as of March 31, 2024 and December 31, 2023. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of March 31, 2024 and December 31, 2023, there were no credit card loans held for sale.

We previously announced the non-renewal of our contract with BJ’s Wholesale Club (BJ’s) and the sale of the BJ’s portfolio, which closed in late February 2023, for a total purchase price of $2.5 billion on a loan portfolio of $2.3 billion, resulting in a $230 million Gain on portfolio sale.

In late April 2024 we sold a credit card portfolio for cash consideration of approximately $101 million, subject to customary post-closing price adjustments.

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

BNPL Loans

We measure our Allowance for credit losses on BNPL loans using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of March 31, 2024 and December 31, 2023, the Allowance for credit losses on BNPL loans was $35 million and $32 million, respectively.

Allowance for Credit Losses Rollforward

The following table presents our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on BNPL and other loans is insignificant and therefore has been included in the table below for the periods presented:

	Three Months Ended March 31,
	2024	2023
(Millions)
Beginning balance	$2,328	$2,464

Provision for credit losses (1)	321	107
Change in the estimate for uncollectible unpaid interest and fees	—	5
Net principal losses (2)	(394)	(353)
Ending balance	$2,255	$2,223
__________________________________
(1)Provision for credit losses includes a build/release for the Allowance, as well as replenishment of Net principal losses.
(2)Net principal losses are presented net of recoveries of $100 million and $92 million for the three months ended March 31, 2024 and 2023, respectively. Net principal losses for the three months ended March 31, 2023 include a $10 million adjustment related to the effects of the purchase of previously written-off accounts that were sold to a third-party debt collection agency; no such adjustment was made in the current period.

For the three months ended March 31, 2024, the factors that influenced the decrease in the Allowance for credit losses noted in the table above are lower Credit card and other loans balances, because seasonally higher transactor balances from the fourth quarter were paid down in the first quarter, as well as lower delinquencies, offset by an elevated reserve rate of 12.4% compared with the 12.0% reserve rate at December 31, 2023. The increase in the reserve rate is due to changes in the portfolio mix, the compounding effect of persistent inflation relative to wage growth, the increased cost of consumer debt, the possibility of higher unemployment levels and the potential impacts from the resumption of student loan repayments.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

We are required to maintain minimum interests in our Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three months ended March 31, 2024 and 2023, no such triggering events occurred.

The following tables provide the total securitized credit card loans and related delinquencies, and net principal losses of securitized credit card loans for the periods presented:

	March 31, 2024	December 31, 2023
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$12,058	$12,844
Of which: principal amount of credit card loans 91 days or more past due	$313	$323

	Three Months Ended March 31,
	2024	2023
(Millions)
Net principal losses of securitized credit card loans	$221	$217

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. INVESTMENTS

Investments include investment securities and various other investments primarily held by the Banks for Community Reinvestment Act (CRA) purposes. Investment securities consist of available-for-sale (AFS) debt securities, which are mortgage-backed securities and municipal bonds, and equity securities, which are mutual funds. Investment securities are carried at fair value on the Consolidated Balance Sheets. We also have other investments, which primarily include a portfolio of investments in certain limited partnerships and limited liability companies accounted for under the equity method, and therefore are recorded at cost and adjusted each period for our share of the investee’s earnings or losses, less any impairment. Other investments also include an insignificant tax credit investment where we elected to apply the proportional amortization method of accounting, for which the impacts of both the amortization of the investment and income tax benefits are fully recognized in the Provision for income taxes.

The following table provides a summary of our Investments as of the dates presented:

	March 31, 2024	December 31, 2023
(Millions)
Investment securities:
Available-for-sale debt securities	$175	$171
Equity securities	46	46
Total investment securities	221	217
Equity method and other investments	37	36
Total Investments	$258	$253

For AFS debt securities in an unrealized loss position, any estimated credit losses are recognized in the Consolidated Statements of Income by establishing or adjusting an existing Allowance for credit losses for such losses. We typically invest in highly-rated securities with low probabilities of default and therefore did not have any credit losses for the periods presented. Any unrealized gains, or any portion of an AFS debt security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. Realized gains and losses are recorded in Other non-interest expenses in the Consolidated Statements of Income upon disposition of the AFS debt security, using the specific identification method. Gains and losses on investments in equity securities and CRA-related equity method investments are recorded in Other non-interest expenses in the Consolidated Statements of Income.

The table below reflects unrealized gains and losses on AFS debt securities as of the dates presented:

	March 31, 2024				December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$199	$—	$(24)	$175	$192	$—	$(21)	$171
Total	$199	$—	$(24)	$175	$192	$—	$(21)	$171

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provide information about AFS debt securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position, as of the dates presented:

	March 31, 2024
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$29	$(1)	$139	$(23)	$168	$(24)
Total	$29	$(1)	$139	$(23)	$168	$(24)

	December 31, 2023
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$23	$—	$141	$(21)	$164	$(21)
Total	$23	$—	$141	$(21)	$164	$(21)

As of March 31, 2024, our AFS debt securities included mortgage-backed securities, which do not have a single maturity date, with an amortized cost and estimated fair value of $174 million and $153 million, respectively, and municipal bonds, all of which have a maturity date greater than ten years, with an amortized cost and estimated fair value of $25 million and $22 million, respectively.

There were no realized gains or losses from the sale of any investment securities for the three months ended March 31, 2024 and 2023.

6. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of the dates presented:

	March 31, 2024	December 31, 2023
(Millions)
Interest-bearing	$13,303	$13,594
Non-interest-bearing (including cardholder credit balances)	24	26
Total deposits	$13,327	$13,620

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deposits by deposit type as of the dates presented:

	March 31, 2024	December 31, 2023
(Millions)
Savings accounts
Direct-to-consumer (retail)	$2,952	$2,863
Wholesale	3,702	3,734
Certificates of deposit
Direct-to-consumer (retail)	4,032	3,591
Wholesale	2,617	3,406
Cardholder credit balances	24	26
Total deposits	$13,327	$13,620

The scheduled maturities of certificates of deposit were as follows as of March 31, 2024:

(Millions)
2024 (1)	$3,578
2025	1,797
2026	448
2027	642
2028	177
Thereafter	7
Total certificates of deposit	$6,649
__________________________________
(1)The 2024 balance includes $5 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of March 31, 2024 and December 31, 2023, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $474 million (4% of Total deposits) and $509 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

7. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the periods presented:

	Three Months Ended March 31,
	2024	2023
(Millions)
Payment protection products	$31	$34
Loss from equity method investment	—	(6)
Other	—	1
Total other non-interest income	$31	$29

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides the components of Other non-interest expenses for the periods presented:

	Three Months Ended March 31,
	2024	2023
(Millions)
Professional services and regulatory fees	$29	$38
Occupancy expense	6	5
Other (1)	23	13
Total other non-interest expenses	$58	$56
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

Level 3: Inputs that are unobservable (e.g., internally derived assumptions) and reflect an entity’s assumptions about estimates market participants would use in pricing the asset or liability based on the best information available under the circumstances. In particular, Level 3 inputs and valuation techniques involve judgment and as a result are not necessarily indicative of amounts we would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the three months ended March 31, 2024 and 2023, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the carrying values and fair values of our financial assets and financial liabilities as of the dates presented:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$15,930	$18,490	$17,005	$19,802
Investment securities	221	221	217	217
Financial liabilities
Deposits	13,327	13,275	13,620	13,583
Debt issued by consolidated VIEs	3,358	3,358	3,898	3,900
Long-term and other debt	1,294	1,409	1,394	1,457

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

Deposits: Money market and other non-maturity deposits carrying values approximate their fair values because they are short-term in duration and have no defined maturity. GAAP requires that the fair values of deposit liabilities with no stated maturities equal their carrying values and does not permit recognition of the inherent funding value of the instruments. Certificates of deposit are recorded at their historical issuance cost on the Consolidated Balance Sheets, adjusted for unamortized fees, with the fair value being estimated based on the currently observable market rates available to us for similar deposits with similar remaining maturities (i.e., Level 2 inputs). Interest payable is included within Other liabilities on the Consolidated Balance Sheets.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize our financial instruments measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs as of the dates presented:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$221	$46	$175	$—
Total assets measured at fair value	$221	$46	$175	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$217	$46	$171	$—
Total assets measured at fair value	$217	$46	$171	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including equity method investments, property and equipment, right-of-use assets, deferred contract costs, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. During the three months ended March 31, 2023 we wrote-off the remaining $6 million of our equity method investment in Loyalty Ventures Inc. (LVI). We did not have any impairments for the three months ended March 31, 2024.

Financial Instruments Disclosed but Not Carried at Fair Value

The fair values of financial instruments that are measured at amortized cost are estimates, and require management’s judgment; therefore, these fair value estimates may not be indicative of future fair values, nor can our fair value be estimated by aggregating all of the amounts presented. The following tables summarize our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of the dates presented:

	March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,490	$—	$—	$18,490
Total	$18,490	$—	$—	$18,490

Financial liabilities
Deposits	$13,275	$—	$13,275	$—
Debt issued by consolidated VIEs	3,358	—	3,358	—
Long-term and other debt	1,409	—	1,409	—
Total	$18,042	$—	$18,042	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$19,802	$—	$—	$19,802
Total	$19,802	$—	$—	$19,802

Financial liabilities
Deposits	$13,583	$—	$13,583	$—
Debt issued by consolidated VIEs	3,900	—	3,900	—
Long-term and other debt	1,457	—	1,457	—
Total	$18,940	$—	$18,940	$—

9. REGULATORY MATTERS AND CAPITAL ADEQUACY

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of March 31, 2024 and 2023, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies. As of March 31, 2024 the actual capital ratios and minimum ratios for each Bank, as well as Bread Financial, are as follows:

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	12.6%	4.5%	6.5%
Tier 1 capital ratio (2)	12.6	6.0	8.0
Total risk-based capital ratio (3)	14.0	8.0	10.0
Tier 1 leverage capital ratio (4)	11.1	4.0	5.0
Total risk-weighted assets (5)	$19,344

Comenity Bank
Common equity tier 1 capital ratio (1)	18.2%	4.5%	6.5%
Tier 1 capital ratio (2)	18.2	6.0	8.0
Total risk-based capital ratio (3)	19.6	8.0	10.0
Tier 1 leverage capital ratio (4)	15.9	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	17.5%	4.5%	6.5%
Tier 1 capital ratio (2)	17.5	6.0	8.0
Total risk-based capital ratio (3)	18.9	8.0	10.0
Tier 1 leverage capital ratio (4)	15.3	4.0	5.0
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

On November 20, 2023, following the consent of the Board of Managers of Comenity Servicing LLC (the Servicer), the FDIC issued a consent order to the Servicer. The Servicer is not one of our Bank subsidiaries, but is our wholly-owned subsidiary that services substantially all of our loans. The consent order arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and addresses certain shortcomings in the Servicer’s information technology (IT) systems development, project management, business continuity management, cloud operations, and third-party oversight. The Servicer entered into the consent order for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the order. The consent order does not contain any monetary penalties or fines.

The Servicer has taken significant steps to strengthen the organization’s IT governance and address the other issues identified in the consent order, and the Servicer is working diligently to ensure that all of the requirements of the consent order are satisfied. Without limiting the generality of the foregoing, the Servicer has taken steps to address each provision within the consent order that required action be taken by a specified deadline, including providing a copy of the consent order to the Parent Company Board of Directors, increasing the size and governance processes of the Servicer’s Board of Managers, establishing an Executive Oversight Committee to oversee and ensure compliance with the consent order, and submitting all required reports and plans of action to the FDIC. The Servicer is also committed to complying with each of

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the ongoing or longer-term requirements of the consent order, including the enhancement of its compliance management processes and related corporate governance, compliance with the applicable system conversion requirements, and enhanced risk management and reporting requirements. In addition, the Board of Directors of each of the Banks oversee the Servicer’s compliance with the requirements of the consent order and provide effective challenge of Servicer management toward that end.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time we are subject to various lawsuits, claims, disputes, or potential claims or disputes, and other proceedings, arising in the ordinary course of business that we believe, based on our current knowledge, will not have a material adverse effect on our business, consolidated financial condition or liquidity, including claims and lawsuits alleging breaches of our contractual obligations, arbitrations, class actions and other litigation, arising in connection with our business activities. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages or seek an indeterminate amount of damages, penalties or fines, it is possible that the outcome of legal proceedings could have a material impact on our results of operations. Certain legal proceedings involving us or our subsidiaries are described further below.

On February 20, 2024, we and our general counsel were named as defendants in an adversary proceeding filed by the liquidating trustee in LVI’s Chapter 11 bankruptcy case in the United States Bankruptcy Court for the Southern District of Texas, captioned Pirinate Consulting Group, LLC v. Bread Financial Holdings, Inc., Case No. 24-03027 (Bankr. S.D. Tex.), alleging actual and constructive fraudulent transfers, among other claims, in connection with our spinoff of LVI. Also on February 20, 2024, the liquidating trustee filed an action in the United States District Court for the District of Delaware against us, each of the members of our Board of Directors at the time of the spinoff, and certain members of our management team, captioned Pirinate Consulting Group, LLC v. Bread Financial Holdings, Inc.,. Case No. 24-cv-00226-RGA (D. Del.), alleging certain breaches of fiduciary duties (and aiding and abetting breaches of fiduciary duties) in connection with the spinoff. Subsequently, the liquidating trustee voluntarily dismissed without prejudice the complaint in the District of Delaware and commenced on March 20, 2024 a substantially similar action in Delaware Chancery Court, captioned Pirinate Consulting Group, LLC v. Bread Financial Holdings, Inc., Case No. 2024-0277-MTZ (Del. Ch.), against the same parties and asserting the same claims. Among other things, in each of the Texas and Delaware actions, the liquidating trustee seeks damages in the amount of approximately $750 million plus interest, fees and expenses.

We and certain current and former members of our management team have also been named as defendants in other litigation matters relating to the LVI spinoff. LoyaltyOne, Co. (the LVI subsidiary that operated its Canadian AIR MILES business) filed suit against us and our general counsel in the Ontario Superior Court of Justice in Canada on October 18, 2023, in an action captioned LoyaltyOne, Co. v. Bread Financial Holdings, Inc. et al. The lawsuit asserts that our general counsel, in his capacity as a pre-spinoff director of LoyaltyOne, Co., breached various fiduciary duties owed to LoyaltyOne, Co. in connection with the LVI spinoff and certain other transactions, and that Bread Financial assisted in and benefited from those breaches. The lawsuit seeks damages in the amount of $775 million. LoyaltyOne, Co. is also contesting our entitlement to certain potential tax refunds under the tax matters agreement, in proceedings pursuant to the Canadian Companies’ Creditors Arrangement Act in the Commercial List of the Ontario Superior Court of Justice, captioned In re Matter of a Plan of Compromise or Arrangement of LoyaltyOne, Co. No. CV-23-00696017-00CL. Finally, on April 27, 2023, we and certain current and former members of our management team were named as defendants in a putative federal securities class action filed in the United States District Court for the Southern District of Ohio, captioned Newtyn Partners, LP v. Alliance Data Systems n/k/a Bread Financial Holdings, Inc., Case No. 23-cv-1451-EAS (S.D. Ohio), concerning disclosures made about LVI’s business prior to the spinoff. The lead plaintiff in this matter filed an amended complaint on March 21, 2024 and is seeking, among other things, a class action designation and an award of damages in an amount to be proven at trial, plus fees and expenses.

In all these actions related to the spinoff, we believe the allegations contained in the complaints are without merit and intend to defend the cases. We cannot predict at this point the length of time that these actions will be ongoing or the liability, if any, which may arise therefrom.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Some matters pending against us specify the damages sought, others seek an unspecified amount of damages or are at very early stages of the legal process. In matters where the amount of damages claimed against us are stated, the claimed amount may be exaggerated and/or unsupported. While some matters have not yet progressed sufficiently through discovery or have had development of important factual information and legal issues to enable us to estimate an amount of loss or a range of possible loss, other matters may have progressed sufficiently to enable an estimate of an amount of loss, or a range of possible loss. We accrue for a loss contingency when it is both probable that a loss has occurred, and the amount of loss can be reasonably estimated; however, there may be instances in which an exposure to a loss contingency exceeds our accrual. On a quarterly basis we evaluate developments in the legal proceedings against us that could cause an increase or decrease in the amount of the accrual that has been previously recorded.

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of Accumulated other comprehensive loss, net of tax effects, are as follows for the periods presented:

Three Months Ended March 31, 2024	Net Unrealized Losses on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2023	$(16)	$(3)	$(19)
Changes in other comprehensive loss	(3)	—	(3)
Balance as of March 31, 2024	$(19)	$(3)	$(22)

Three Months Ended March 31, 2023	Net Unrealized Losses on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2022	$(18)	$(3)	$(21)
Changes in other comprehensive income	2	—	2
Balance as of March 31, 2023	$(16)	$(3)	$(19)

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On February 21, 2024, our Board of Directors approved a stock repurchase program to acquire up to $30 million in shares of our outstanding common stock in the open market during the period ending on December 31, 2024. The rationale for this repurchase program, and the amount thereof, was to offset the impact of dilution associated with issuances of employee restricted stock units, with the objective of reducing the Company’s weighted average diluted share count to approximately 50 million shares for 2024, subject to then current estimates and assumptions applicable as of the date of approval.

During the quarter ended March 31, 2024, under the authorized stock repurchase program, we acquired a total of 0.3 million shares of our common stock for $11 million. Following their repurchase, these 0.3 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

As of March 31, 2024, we have $19 million remaining for future repurchases under the authorized stock repurchase program.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock Compensation Expense

During the three months ended March 31, 2024, we awarded 1,256,394 service-based restricted stock units (RSUs) with a weighted average grant date fair market value per share of $37.55 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by us on each such vesting date.

During the three months ended March 31, 2024, we awarded 221,358 performance-based restricted stock units with a fair market value of $37.57 to our Named Executive Officers. Performance-based RSUs cliff vest at the end of three years, if specific performance measures tied to our financial performance are met, which are measured annually over the three-year period. For the performance-based RSUs awarded in 2024, the predefined vesting criteria typically permit a range from 0% to 150% to be earned. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. If the performance targets are met, the awards will vest with respect to the entire award on February 15, 2027, provided that the participant is employed by us on the vesting date.

For the three months ended March 31, 2024 and 2023, we recognized $14 million and $9 million in stock-based compensation expense, respectively.

Dividends

During the three months ended March 31, 2024, we paid $11 million in dividends to holders of our common stock. On April 25, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on June 14, 2024, to stockholders of record at the close of business on May 10, 2024.

13. INCOME TAXES

The Provision for income taxes decreased for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, primarily driven by a decrease in Income from continuing operations before income taxes in the current year relative to the prior year period, which was higher due to the gain on the sale of the BJ's portfolio. The effective tax rate was 28.1% and 28.7% for the same three-month periods, respectively. The decrease in the effective tax rate primarily related to discrete benefits in the current year period.

We are under examination by the Internal Revenue Service as well as tax authorities in various states. The tax years under examination and open for examination vary by jurisdiction; with some exceptions, the tax returns filed by us are no longer subject to U.S. federal income tax and state and local examinations for the years before 2015 or foreign income tax examinations for years before 2018.

14. EARNINGS PER SHARE

Basic earnings (losses) per share (EPS) is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of unvested restricted stock awards, or other dilutive securities. Diluted EPS is based on the weighted average number of common and potentially dilutive common shares (unvested restricted stock awards and other dilutive securities outstanding during the year) pursuant to the Treasury Stock method.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2024	2023
(Millions, except per share amounts)
Numerator
Income from continuing operations	$135	$455
(Loss) income from discontinued operations, net of income taxes (1)	(1)	—
Net income	$134	$455

Denominator
Basic: Weighted average common stock	49.5	50.0
Weighted average effect of dilutive securities
Add: net effect of dilutive unvested restricted stock awards (2)	0.2	0.1
Diluted	49.7	50.1

Basic EPS
Income from continuing operations	$2.74	$9.10
(Loss) income from discontinued operations	$(0.03)	$—
Net income per share	$2.71	$9.10

Diluted EPS
Income from continuing operations	$2.73	$9.08
(Loss) income from discontinued operations	$(0.03)	$—
Net income per share	$2.70	$9.08
__________________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited Consolidated Financial Statements.
(2)For the three months ended March 31, 2024 and 2023, approximately 2.1 million and 1.6 million restricted stock awards were excluded from each calculation of weighted average dilutive common shares as the effect would have been anti-dilutive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our principal market risk exposure arises from volatility in interest rates and changes in the relationship between the interest rates on our assets (such as Credit card and other loans and investments) and the interest rates on our liabilities (such as deposits and debt), which may include repricing risk, basis risk, yield curve risk and options risk, and their consequential impact on economic value, capitalization levels, cost of capital and earnings.

There has been no material change from our 2023 Form 10-K related to our exposure to interest rate risk or other market risks.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to (i) Part II, Item 1A, “Risk Factors—The LoyaltyOne spinoff could result in substantial tax liability to us and our stockholders, and more generally, we have been adversely affected by LVI’s performance, and we may continue to be adversely affected by LVI’s ongoing bankruptcy proceedings or litigation or other disputes involving or relating to LVI.” below, (ii) Note 10, “Commitments and Contingencies” to our unaudited Consolidated Financial Statements, and (iii) “Risk Factors—Legal, Regulatory and Compliance Risks” of our 2023 Form 10-K, each of which is incorporated herein by reference.

Item 1A. Risk Factors.

This section supplements and updates certain of the information found under Part I, Item 1A, “Risk Factors”, of our 2023 Form 10-K. The matters discussed below should be read in conjunction with the risk factors set forth in the 2023 Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment”.

The CFPB recently issued a final rule regarding credit card late fees, which represents a significant departure from the rules that are currently in effect. Absent a successful legal challenge, we expect the rule will have a significant adverse impact on our business, results of operations and financial condition for at least the short term and, depending on the effectiveness of our actions taken in response to the rule, potentially over the long term.

In March 2024 the CFPB published a final rule that would significantly reduce the safe harbor amount for late fees that credit card issuers are authorized to charge. Absent a successful legal challenge, the rule will: (i) decrease the safe harbor amount for credit card late fees to $8 and eliminate a higher safe harbor dollar amount for subsequent late payments; and (ii) eliminate the annual inflation adjustments that currently exist for the late fee safe harbor dollar amounts. The “safe harbor” dollar amounts referenced in the CFPB’s rulemaking refer to the amounts that credit card issuers may charge as late fees under the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) without reference to the issuer’s cost to collect. Under the CARD Act, these safe harbor amounts, since their initial implementation, have been subject to annual adjustment based on changes in the Consumer Price Index, and the safe harbor amounts are currently set at $30 for an initial late fee and $41 for subsequent late fees incurred in one of the next six billing cycles. Accordingly, the $8 safe harbor amount on late fees (and the elimination of the annual inflation-based adjustment thereto) would represent a significant decrease from the current safe harbor amounts. The final rule is currently slated to become effective on May 14, 2024, subject to any court-imposed injunction resulting from litigation.

Shortly after the final rule was published, a lawsuit was filed in U.S. District Court for the Northern District of Texas (Ft. Worth Division) by the U.S. Chamber of Commerce, the American Bankers Association and various other parties, challenging the rule and seeking a preliminary injunction enjoining the rule from becoming effective during the pendency of the litigation. The lawsuit asserts that the rule would ultimately harm those consumers the CFPB is charged with protecting and seeks to have the rule vacated on various grounds, including that the CFPB (i) violated the CARD Act by preventing issuers from collecting reasonable and proportional late fees when cardholders do not pay their bills on time, (ii) violated the Administrative Procedure Act by promulgating a final rule that is arbitrary and capricious, relying on inappropriate, incomplete and non-public data; and (iii) issued the rulemaking with funds drawn in violation of the U.S. Constitution’s Appropriations Clause. While we are not a plaintiff in these actions, the presidents of our two subsidiary banks did each submit a declaration in connection with the plaintiffs’ motion for a preliminary injunction, and we support the positions taken by the plaintiffs in these matters.

Assuming these legal challenges are not successful and the CFPB’s final rule becomes effective, whether that be on May 14, 2024 or at a later date, this rule will represent an approximately 75% reduction in the amount of late fees that may be charged under the CARD Act safe harbor, which we expect will have a significant adverse impact on our revenue, results of operations and other financial metrics for at least the short term and, depending on the effectiveness of the mitigating actions that we take in response to the rule, potentially over the long term. We have already executed on a number of strategies designed to limit the impact of the final rule on us and we continue to evaluate various other mitigating strategies, but it may not be feasible for us to fully implement these strategies in the short term, and we cannot guarantee that these efforts will ultimately be successful even if and when fully implemented. Moreover, the final rule (and certain of our mitigating strategies) may present other risks and adverse impacts to our business, results of operations and financial condition, which could include, without limitation, the loss of customers due to tightened underwriting standards or negative customer response to higher rates and fees, impacts to customer payment behavior due to decreased incentives to pay, further regulatory action in response to mitigating strategies that may be employed by us or other credit card issuers, adverse impacts to or disputes with our brand partners, strategic non-renewals of certain brand partner relationships that cease to be profitable, and balance sheet impairments, including of goodwill, long-lived assets and other prepaid or intangible assets.

Additional discussion regarding the CFPB’s final rule can be found in “Management’s Discussion & Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment”.

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

Furthermore, though we believe that our process and decision-making with respect to the spinoff transaction were entirely appropriate, we and certain members of our Board of Directors and executive management team have been named as defendants in various litigation matters relating to the spinoff. LoyaltyOne, Co. (the LVI subsidiary that operated its Canadian AIR MILES business) filed suit against us and our general counsel in the Ontario Superior Court of Justice in Canada in October 2023. The lawsuit asserts that our general counsel, in his capacity as a pre-spinoff director of LoyaltyOne, Co., breached various fiduciary duties owed to LoyaltyOne, Co. in connection with the LVI spinoff and certain other transactions, and that Bread Financial assisted in and benefited from those breaches. The lawsuit seeks damages in the amount of $775 million. Pursuant to LVI’s Chapter 11 Plan, LVI and a liquidating trustee also established a liquidating trust to pursue claims, including against individuals and entities in respect of the spinoff transaction, and in February 2024 that liquidating trustee commenced certain actions against us. Specifically: (i) in LVI’s U.S. Chapter 11 case in the Bankruptcy Court for the Southern District of Texas, the liquidating trustee filed an adversary proceeding against us and our general counsel alleging actual and constructive fraudulent transfers, among other claims, in connection with the spinoff; and (ii) in Delaware Chancery Court, the liquidating trustee filed an action against us, each of the members of our Board of Directors at the time of the spinoff, and certain members of our executive management team alleging breaches of fiduciary duties (and aiding and abetting breaches of fiduciary duties) in connection with the spinoff. Among other things, in each of these actions the liquidating trustee seeks damages in the amount of approximately $750 million plus interest, fees and expenses. LoyaltyOne, Co. is also contesting our entitlement to certain potential tax refunds under the tax matters agreement, and we may also become involved in other disputes with respect to the spinoff agreements with LVI, or incur other liabilities or obligations under contractual arrangements with LVI. Finally, a putative federal securities class action complaint was filed in April 2023 against us and current and former members of our management team concerning disclosures made about LVI’s business. While we believe that each of these suits and any other claims in connection with the spinoff are without merit and we will defend ourselves vigorously, litigation is complex and the outcomes are inherently uncertain. Any litigation or dispute arising out of or relating to the spinoff could distract management, result in significant legal and other costs, and otherwise adversely impact our financial position, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions)
January 1-31	4,101	$33.10	—	$30
February 1-28	185,728	37.33	181,162	23
March 1-31	123,774	37.93	111,651	19
Total	313,603	$37.51	292,813	$19
__________________________________
(1)During the periods presented, (i) 20,790 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the 401(k) Plan and (ii) 292,813 shares of our common stock were repurchased by the Company, pursuant to a Rule 10b5-1 trading plan previously adopted by the Company, during an open trading window.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None

(b)None

(c)During the three months ended March 31, 2024, no Section 16 officer or director of the Parent Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

a)Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Fifth Amended and Restated Service Agreement, dated as of April 1, 2024, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	4/4/24

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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
The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

DATE: May 2, 2024

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: May 2, 2024

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer