Form 10-Q
period 2024-06-30
BREAD FINANCIAL HOLDINGS, INC.
filed 2024-08-01
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 26, 2024, 49,677,244 shares of common stock were outstanding.

BREAD FINANCIAL HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto presented in this quarterly report and the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the SEC) on February 20, 2024 (the 2023 Form 10-K). Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those identified in our other filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2023 Form 10-K and this and our other Quarterly Reports on Form 10-Q.

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

NON-GAAP FINANCIAL MEASURES

We prepare our audited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included herein constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies. In particular:

•The share amounts used in calculating Adjusted net income per diluted share and Adjusted income from continuing operations per diluted share have been adjusted for the anti-dilutive impact of our capped call transactions. In connection with the issuance of our $316 million aggregate principal amount of 4.25% Convertible Senior Notes due 2028 (the Convertible Notes) on June 13, 2023, we entered into privately negotiated capped call transactions (the Capped Calls) that are expected generally to reduce potential dilution to our common stock and/or offset certain cash payments we may be required to make in excess of the principal amount of the Convertible Notes upon conversion, redemption or repurchase thereof, with such reduction and/or offset subject to a cap of $61.48 per share. We use Adjusted net income per diluted share and Adjusted income from continuing operations per diluted share to evaluate the dilutive impact of our Convertible Notes after the anti-dilutive impact of the Capped Calls is considered.
•Pretax pre-provision earnings (PPNR) represents Income from continuing operations before income taxes and the Provision for credit losses. PPNR less gain on portfolio sale then decreases PPNR by the gain on any portfolio sale in the period. We use PPNR and PPNR less gain on portfolio sale as metrics to evaluate our results of operations before income taxes, excluding the volatility that can occur within Provision for credit losses and the one-time nature of a gain on the sale of a portfolio.
•Return on average tangible common equity (ROTCE) represents annualized Income from continuing operations divided by average Tangible common equity. Tangible common equity (TCE) represents Total stockholders' equity reduced by Goodwill and intangible assets, net. We use ROTCE as a metric to evaluate the Company's performance.
•Tangible common equity over Tangible assets (TCE/TA) represents TCE divided by Tangible assets (TA), which is Total assets reduced by Goodwill and intangible assets, net. We use TCE/TA as a metric to evaluate the Company’s capital adequacy and estimate its ability to absorb losses.
•Tangible book value per common share represents TCE divided by shares outstanding. We use Tangible book value per common share, a metric used across the industry, to estimate liquidation value.

We believe the use of these non-GAAP financial measures provide additional clarity in understanding our results of operations and trends. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, please see “Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures” that follows.

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the second quarter of 2024, as well as our related outlook for the remainder of 2024 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations”, “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein, and in our 2023 Form 10-K as well as our Quarterly Report on Form 10-Q for the quarter-ended March 31, 2024, which provide further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the discussion included herein is for the three months ended June 30, 2024, compared with the same period in the prior year.

Credit sales of $6.6 billion were down 7% year-over-year reflecting moderating consumer spending and strategic credit tightening, partially offset by new brand partner growth. Average credit card and other loans of $17.9 billion increased 1%, driven primarily by growth in our co-brand products. End-of-period credit card and other loans of $17.7 billion decreased 1% driven by the decline in Credit sales and the factors noted above. Total interest income was up 3% from the second quarter of 2023, primarily as a result of an increase in finance charge yields driven by an increase in the prime interest rate; partially offset by lower late fees driven by lower early-stage delinquency volumes and higher reversals of interest and fees resulting from higher gross credit losses. Net interest margin for the second quarter of 2024 was 18.0%, relative to 18.7% for the second quarter of 2023, driven by higher funding costs, particularly with direct-to-consumer (DTC) deposits. Non-interest income decreased $8 million, primarily driven by a decrease in the current year in merchant discount fees resulting from lower “big ticket” credit sales. Overall, Total net interest and non-interest income for the quarter was $0.9 billion, down 1% versus the second quarter of 2023.

Provision for credit losses decreased for the quarter ended June 30, 2024, relative to the second quarter of 2023, driven by a $92 million reserve release in the current period compared with a $15 million reserve release in the prior year period. The reserve releases in both years were offset by net principal losses of $382 million and $351 million for the three months ended June 30, 2024 and 2023, respectively.

Our Allowance for credit losses decreased as of June 30, 2024, relative to December 31, 2023, due primarily to lower Credit card and other loans balances, because seasonally higher transactor balances from the fourth quarter were paid down in the first quarter, lower delinquencies and improved credit quality in the Credit card and other loans portfolio. We continue to maintain an elevated reserve rate of 12.2% as of June 30, 2024, due to the compounding effect of persistent inflation relative to wage growth, the increased cost of consumer debt, the possibility of higher unemployment levels and the potential impacts from the resumption of student loan repayments. We intend to maintain a conservative weighting of economic scenarios in our credit reserve modeling until we see sustained improvement in delinquencies and an improved macroeconomic outlook. From an overall credit quality perspective, our percentage of Vantage 660+ cardholders remains above pre-pandemic levels due to prudent credit tightening and a more diversified product mix, with co-brand and proprietary cards representing a larger portion of our portfolio.

Total non-interest expenses of $469 million decreased 12% from the second quarter of 2023. The year-over-year decrease was primarily driven by a decrease in Card and processing expenses, including fraud. Depreciation and amortization decreased due to lower amortization of developed technology. Marketing expenses were also lower, driven by decreased spending associated with brand partner and BFH joint marketing campaigns, partially offset by higher spending associated with DTC product offerings. We also had lower Employee compensation and benefits expenses due to decreased headcount and a reduction in demand-based outsourced and contract labor.

We continued strengthening our balance sheet during the second quarter of 2024, reducing our double leverage ratio to 110.1% and growing our Common equity tier 1 capital ratio to 13.8% as of June 30, 2024. Additionally, DTC deposits increased to $7.2 billion as of June 30, 2024, with average DTC deposits now representing 40% of our total funding, up from 33% a year ago.

During the second quarter of 2024 we made further progress with the implementation of our mitigation strategy in response to the final rule on credit card late fees published by the Consumer Financial Protection Bureau (CFPB). Industry organizations have challenged the final rule in court, and the ultimate outcome of such challenge, including the impact on the final rule, is uncertain. The final rule had an original effective date of May 14, 2024; however, on May 10, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule, and the injunction granted remains in effect as of the date of this report. We are closely monitoring the ongoing litigation related to the rule, but will continue to execute on our mitigation strategy given the uncertainty surrounding the timing and outcome. However, because of that uncertainty, we have updated our full year 2024 financial outlook to assume the final rule does not take effect this year. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment” in our Quarterly Report on Form 10-Q for the quarter-ended March 31, 2024 for our 2024 financial outlook inclusive of impacts from the CFPB's final rule on credit card late fees.

Our 2024 financial outlook reflects slower Credit sales growth as a result of continued moderation in consumer spending and strategic credit tightening, both of which consequently will impact growth in Credit card and other loans and Net interest and non-interest income, as well as the Net loss rate. In addition, our 2024 outlook assumes multiple interest rate decreases by the Federal Reserve Board in the second half of the year, which will slightly decrease Total net interest income.

Based on our current economic outlook, strategic credit tightening actions, higher gross credit losses, and visibility into our new business pipeline, we expect 2024 Average credit card and other loans to be down low-single digits on a percentage point basis relative to 2023. Total net interest and non-interest income, excluding the gains on portfolio sales during the years of comparison, is anticipated to be down in the low- to mid-single digits on a percentage point basis from 2023, with full year Net interest margin expected to be lower than 2023 reflecting higher reversals of interest and fees due to expected higher gross credit losses, declining interest rates, and a continued shift in product mix to co-brand and proprietary products.

As a result of efficiencies gained from our ongoing investments in technology modernization and digital advancement, along with disciplined expense management, we expect Total non-interest expense to be down mid-single digits on a percentage point basis relative to 2023. Expenses are expected to be higher in the second half of 2024 compared with the first half of the year.

Our 2024 financial outlook assumes a full year Net loss rate in the low 8% range. We are projecting a lower Net loss rate in the second half of 2024 versus the first half as a result of the strategic credit tightening actions we have taken and an assumed gradual modest improvement in economic conditions throughout the year.

In our 2024 financial outlook we also expect our full year normalized effective tax rate to be in the range of 25% to 26%, with quarter-over-quarter variability due to the timing of certain discrete items.

We are confident in our ability to deliver strong financial results while remaining responsible and disciplined in our credit management and capital allocation.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the three and six months ended June 30, 2024, compared with the same periods in the prior year, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment” above.

Table 1: Summary of Our Financial Performance

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$939	$952	(13)	(1)	$1,929	$2,241	(312)	(14)
Provision for credit losses	290	336	(46)	(14)	611	442	169	38
Total non-interest expenses	469	530	(61)	(12)	949	1,075	(126)	(12)
Income from continuing operations before income taxes	180	86	94	108	369	724	(355)	(49)
Provision for income taxes	47	22	25	109	100	205	(105)	(51)
Income from continuing operations	133	64	69	108	269	519	(250)	(48)
Income (loss) from discontinued operations, net of income taxes (1)	—	(16)	16	(101)	(1)	(16)	15	(93)
Net income	133	48	85	180	268	503	(235)	(47)

Net income per diluted share	$2.66	$0.95	1.71	180	$5.36	$10.02	(4.66)	(47)
Adjusted net income per diluted share (2)	$2.67	$0.95	1.72	181	$5.37	$10.02	(4.65)	(46)
Income from continuing operations per diluted share	$2.65	$1.27	1.38	109	$5.38	$10.34	(4.96)	(48)
Adjusted income from continuing operations per diluted share (2)	$2.66	$1.27	1.39	109	$5.39	$10.34	(4.95)	(48)
Net interest margin (3)	18.0%	18.7%		(0.7)	18.3%	18.8%		(0.5)
Return on average tangible common equity (4)	21.8%	13.2%		8.6	22.5%	56.9%		(34.4)
Effective income tax rate - continuing operations	26.0%	26.0%		—	27.1%	28.3%		(1.2)
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
(2)The share amounts used in calculating Adjusted net income per diluted share and Adjusted income from continuing operations per diluted share have been adjusted for the anti-dilutive impact of our Capped Call transactions, and therefore represent a Non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(3)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(4)Return on average tangible common equity (ROTCE) represents annualized Income from continuing operations divided by average Tangible common equity. Tangible common equity (TCE) represents Total stockholders' equity reduced by Goodwill and intangible assets, net. ROTCE is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,174	$1,153	21	2	$2,422	$2,441	(19)	(1)
Interest on cash and investment securities	54	44	10	23	106	90	16	19
Total interest income	1,228	1,197	31	3	2,528	2,531	(3)	—
Interest expense
Interest on deposits	152	127	25	20	308	244	64	26
Interest on borrowings	89	78	11	15	181	178	3	2
Total interest expense	241	205	36	18	489	422	67	16
Net interest income	987	992	(5)	—	2,039	2,109	(70)	(3)
Non-interest income
Interchange revenue, net of retailer share arrangements	(84)	(74)	(10)	15	(177)	(161)	(16)	10
Gain on portfolio sale	5	—	5	nm	5	230	(225)	(98)
Other	31	34	(3)	(8)	62	63	(1)	(1)
Total non-interest income	(48)	(40)	(8)	22	(110)	132	(242)	(183)
Total net interest and non-interest income	939	952	(13)	(1)	1,929	2,241	(312)	(14)
Provision for credit losses	290	336	(46)	(14)	611	442	169	38
Total net interest and non-interest income, after provision for credit losses	$649	$616	33	5	$1,318	$1,799	(481)	(27)
__________________________________
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income increased for the three months ended June 30, 2024, and decreased for the six months ended June 30, 2024, due to the following:

•Interest and fees on loans: increased during the three months ended June 30, 2024, due primarily to an increase in finance charge yields of approximately 31 basis points, driven by an increase in the prime interest rate; partially offset by lower late fees driven by lower early-stage delinquency volumes and higher reversals of interest and fees resulting from higher gross credit losses. Interest and fees on loans decreased during the six months ended June 30, 2024, due as well to lower late fees driven by lower early-stage delinquency volumes and higher reversals of interest and fees resulting from higher gross credit losses, as well as lower Average credit card and other loans; partially offset by an increase in finance charge yields of approximately 39 basis points, driven by an increase in the prime interest rate.
•Interest on cash and investment securities: increased for the three and six months ended June 30, 2024, due to higher average interest rates which increased interest income by $4 million and $11 million, respectively, as well as higher average balances which increased interest income by $6 million and $5 million, respectively.

Interest expense: Total interest expense increased for the three and six months ended June 30, 2024, due to the following:

•Interest on deposits increased due to higher average interest rates which increased interest expense by $25 million and $63 million over the respective periods of comparison.
•Interest on borrowings increased due to higher average interest rates which increased funding costs by $11 million and $25 million over the respective periods of comparison, and for the six month period, partially offset by lower average borrowings which decreased funding costs by $22 million.

Non-interest income: Total non-interest income decreased for the three and six months ended June 30, 2024, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, increased for the three and six month periods driven by a decrease in merchant discount fees, from lower “big ticket” credit sales, and interchange revenue earned, partially offset by a reduction in costs associated with brand partner retailer share arrangements.
•Gain on portfolio sale reflects the gain we recognized from the sale of a credit card portfolio in April 2024, and the gain we recognized from the sale of the BJ's Wholesale Club (BJ’s) portfolio in late February 2023.

Provision for credit losses decreased during the three months ended June 30, 2024, driven by a $92 million reserve release in the current period compared with a $15 million reserve release in the prior year period, with the reserve releases in both periods offset by net principal losses of $382 million and $351 million during those same respective periods. Provision for credit losses increased during the six months ended June 30, 2024, driven by a $164 million reserve release in the current period compared with a $252 million reserve release in the prior year period, with the release in the prior year period primarily related to the sale of the BJ's portfolio. The reserve releases in both years were offset by net principal losses of $775 million and $694 million during those same respective periods. We continue to maintain an elevated reserve rate, 12.2% as of June 30, 2024, due to the compounding effect of persistent inflation relative to wage growth, the increased cost of consumer debt, the possibility of higher unemployment levels and the potential impacts from the resumption of student loan repayments.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$214	$217	(3)	(2)	$427	$437	(10)	(2)
Card and processing expenses	77	116	(39)	(33)	164	235	(71)	(30)
Information processing and communication	73	75	(2)	(3)	147	150	(3)	(1)
Marketing expenses	33	40	(7)	(16)	61	79	(18)	(22)
Depreciation and amortization	23	35	(12)	(33)	46	69	(23)	(33)
Other	49	47	2	2	104	105	(1)	1
Total non-interest expenses	$469	$530	(61)	(12)	$949	$1,075	(126)	(12)

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses decreased for the three and six months ended June 30, 2024, due to the following:

•Employee compensation and benefits decreased due to a reduction in customer care and collections staffing as well as a reduction in demand-based outsourced and contract labor; partially offset by higher short- and long-term incentive compensation.
•Card and processing expenses decreased due primarily to lower fraud losses, as well as reduced volume-related card and statement costs.
•Marketing expenses decreased due primarily to decreased spending associated with brand partner and BFH joint marketing campaigns, partially offset by higher spending associated with DTC product offerings.
•Depreciation and amortization decreased due to lower amortization for developed technology associated with an acquisition completed in late 2020.

Income Taxes

The Provision for income taxes increased for the three months ended June 30, 2024 primarily driven by an increase in Income from continuing operations before income taxes. The effective tax rate was 26.0% for both the three month periods ended June 30, 2024 and 2023. The Provision for income taxes decreased for the six months ended June 30, 2024 primarily driven by the decrease in Income from continuing operations before income taxes in the current year relative to the prior year period, which itself was higher due to the gain on the sale of the BJ's portfolio. The effective tax rate was 27.1% and 28.3% for the six month periods ended June 30, 2024 and 2023, respectively; the decrease in the effective tax rate was driven primarily by a discrete benefit in the current year period.

Discontinued Operations

The Income (loss) from discontinued operations, net of income taxes includes amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019, and primarily relate to contractual indemnification and tax-related matters. For additional information refer to Note 22, “Discontinued Operations and Bank Holding Company Financial Presentation” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
(Millions, except per share amounts and percentages)
Credit sales	$6,570	$7,057	(7)	$12,600	$14,430	(13)
PPNR (1)	470	422	11	980	1,166	(16)
Average credit card and other loans	17,872	17,652	1	18,209	18,528	(2)
End-of-period credit card and other loans	17,743	17,962	(1)	17,743	17,962	(1)
End-of-period direct-to-consumer (retail) deposits	7,193	5,993	20	7,193	5,993	20

Return on average assets (2)	2.4%	1.2%	1.2	2.4%	4.6%	(2.2)
Return on average equity (3)	16.7%	9.4%	7.3	17.1%	39.7%	(22.6)
Return on average tangible common equity (4)	21.8%	13.2%	8.6	22.5%	56.9%	(34.4)

Net interest margin (5)	18.0%	18.7%	(0.7)	18.3%	18.8%	(0.5)
Loan yield (6)	26.4%	26.1%	0.3	26.7%	26.4%	0.3

Efficiency ratio (7)	49.9%	55.7%	(5.8)	49.2%	47.9%	1.3

Double leverage ratio (8)	110.1%	141.4%	(31.3)	110.1%	141.4%	(31.3)
Common equity tier 1 capital ratio (9)	13.8%	12.1%	1.7	13.8%	12.1%	1.7
Total risk-based capital ratio (10)	15.1%	13.4%	1.7	15.1%	13.4%	1.7
Total risk-weighted assets (11)	$18,859	$18,745	1	18,859	18,745	1
Tangible common equity / tangible assets ratio (TCE/TA) (12)	11.3%	9.4%	1.9	11.3%	9.4%	1.9
Tangible book value per common share (13)	$48.89	$38.99	25	$48.89	$38.99	25

Payment rate (14)	14.4%	15.0%	(0.6)	14.4%	15.0%	(0.6)

Delinquency rate (15)	6.0%	5.5%	0.5	6.0%	5.5%	0.5
Net loss rate (16)	8.6%	8.0%	0.6	8.6%	7.5%	1.1
Reserve rate (17)	12.2%	12.3%	(0.1)	12.2%	12.3%	(0.1)
__________________________________
Note: Beginning in 2024, we revised the calculation of average balances to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, average balances represent the average balance at the beginning and end of each month, averaged over the periods indicated.
(1)PPNR represents Income from continuing operations before income taxes and the Provision for credit losses. PPNR is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(2)Return on average assets represents annualized Income from continuing operations divided by average Total assets.
(3)Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.
(4)Return on average tangible common equity (ROTCE) represents annualized Income from continuing operations divided by average Tangible common equity. Tangible common equity (TCE) represents Total stockholders' equity reduced by Goodwill and intangible assets, net. ROTCE is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
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

(9)Common equity tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders' equity has been reduced, primarily by Goodwill and intangible assets, net.
(10)Total risk-based capital ratio represents total capital divided by total risk-weighted assets. In the calculation of total capital, we follow the Basel III Standardized Approach and therefore tier 1 capital has been increased by tier 2 capital, which for us is the allowable portion of the Allowance for credit losses.
(11)Total risk-weighted assets are generally measured by allocating assets, and specified off-balance sheet exposures, to various risk categories as defined by the Basel III Standardized Approach.
(12)Tangible common equity over tangible assets (TCE/TA) represents TCE divided by Tangible assets (TA), which is Total assets reduced by Goodwill and intangible assets, net. TCE/TA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(13)Tangible book value per common share represents TCE divided by shares outstanding and is a non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(14)Payment rate represents consumer payments during the last month of the period, divided by the beginning-of-month Credit card and other loans, including held for sale in applicable periods.
(15)Delinquency rate represents outstanding balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, divided by the outstanding principal amount of Credit card and other loans as of the same period-end.
(16)Net loss rate, an annualized rate, represents net principal losses for the period divided by Average credit card and other loans for the same period. Net loss rate for the three and six months ended June 30, 2023 was impacted by the transition of our credit card processing services in June 2022.
(17)Reserve rate represents the Allowance for credit losses divided by End-of-period credit card and other loans.

Table 5: Net Interest Margin

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Average Balance (1)	Interest Income / Expense	Average Yield / Rate	Average Balance (1)	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,178	$54	5.20%	$3,613	$44	4.88%
Credit card and other loans	17,872	1,174	26.43%	17,652	1,153	26.12%
Total interest-earning assets	22,050	1,228	22.41%	21,265	1,197	22.51%

Direct-to-consumer (retail) deposits	7,092	86	4.90%	5,824	58	4.00%
Wholesale deposits	6,026	66	4.41%	7,250	69	3.81%
Interest-bearing deposits	13,118	152	4.67%	13,074	127	3.90%

Secured borrowings	3,425	59	6.92%	2,887	49	6.65%
Unsecured borrowings	1,316	30	9.17%	1,801	29	6.49%
Interest-bearing borrowings	4,741	89	7.54%	4,688	78	6.59%
Total interest-bearing liabilities	17,859	241	5.44%	17,762	205	4.61%

Net interest income		$987			$992

Net interest margin (2)		18.0%			18.7%

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Average Balance (1)	Interest Income / Expense	Average Yield / Rate	Average Balance (1)	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,157	$106	5.17%	$3,851	$90	4.68%
Credit card and other loans	18,209	2,422	26.74%	18,528	2,441	26.35%
Total interest-earning assets	22,366	2,528	22.73%	22,379	2,531	22.62%

Direct-to-consumer (retail) deposits	6,916	168	4.88%	5,691	106	3.74%
Wholesale deposits	6,398	140	4.39%	7,558	138	3.64%
Interest-bearing deposits	13,314	308	4.65%	13,249	244	3.68%

Secured borrowings	3,544	121	6.87%	3,727	118	6.37%
Unsecured borrowings	1,335	60	9.10%	1,857	60	6.44%
Interest-bearing borrowings	4,879	181	7.48%	5,584	178	6.39%
Total interest-bearing liabilities	18,193	489	5.41%	18,833	422	4.49%

Net interest income		$2,039			$2,109

Net interest margin (2)		18.3%			18.8%
______________________________
(1)Beginning in 2024, we revised the calculation of average balances to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, average balances represent the average balance at the beginning and end of each month, averaged over the periods indicated.
(2)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
(Millions, except percentages)
Adjusted weighted average common stock outstanding – diluted
Weighted average common stock outstanding – diluted	50.2	50.3		49.9	50.2
Less: Anti-dilutive impact of Capped Call transactions	(0.2)	n/a		(0.1)	n/a
Adjusted weighted average common stock outstanding – diluted	50.0	50.3		49.8	50.2

Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$180	$86	108	$369	$724	(49)
Provision for credit losses	290	336	(14)	611	442	38
Pretax pre-provision earnings (PPNR)	470	422	11	980	1,166	(16)
Less: Gain on portfolio sale	(5)	—	nm	(5)	(230)	(98)
Pretax pre-provision earnings less gain on portfolio sale	465	422	10	975	936	4

Average tangible common equity
Average total stockholders’ equity	3,202	2,731	17	3,161	2,614	21
Less: Average goodwill and intangible assets, net	(750)	(785)	(4)	(754)	(790)	(4)
Average tangible common equity	2,452	1,946	26	2,407	1,824	32

Tangible common equity (TCE)
Total stockholders’ equity	3,170	2,736	16	3,170	2,736	16
Less: Goodwill and intangible assets, net	(744)	(780)	(5)	(744)	(780)	(5)
Tangible common equity (TCE)	2,426	1,956	24	2,426	1,956	24

Tangible assets (TA)
Total assets	22,144	21,609	2	22,144	21,609	2
Less: Goodwill and intangible assets, net	(744)	(780)	(5)	(744)	(780)	(5)
Tangible assets (TA)	21,400	20,829	3	21,400	20,829	3
__________________________________
(nm) Not meaningful, denoting a variance of 1,000 percent or more.
(n/a) Not applicable.

ASSET QUALITY

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates, which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio and the success of our collection and recovery efforts. These rates also reflect, more broadly, the general macroeconomic conditions, including the effects of persistent inflation and higher interest rates. Our Delinquency and Net principal loss rates are also impacted by the size of our Credit card and other loans portfolio, which serves as the denominator in the calculation of these rates. Accordingly, changes in the size of our portfolio (whether due to credit tightening, acquisitions or dispositions of portfolios or otherwise) may cause movements in our Delinquency and Net principal loss rates that are not necessarily indicative of the underlying credit quality of the overall portfolio.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit card and other loans as of the same period-end.

The following table provides the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of the dates presented:

Table 7: Delinquency Trends on Credit Card and Other Loans

	June 30, 2024	% of Total	December 31, 2023	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,344	100.0%	$17,906	100.0%
Outstanding balances contractually delinquent
31 to 60 days	$290	1.8%	$346	1.9%
61 to 90 days	222	1.3%	250	1.4%
91 or more days	467	2.9%	567	3.2%
Total	$979	6.0%	$1,163	6.5%

As part of our collections strategy, we may offer temporary and short term programs in order to improve the likelihood of collections and meet the needs of our customers. Our modifications, for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these consumer relief programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our consumer relief programs to determine if they represent a more than insignificant delay in payment granted to borrowers experiencing financial difficulty, in which case they would then be considered a Loan Modification. For additional information, see Note 2 “Credit Card and Other Loans – Modified Credit Card Loans” to our unaudited Consolidated Financial Statements.

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

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Beginning in January 2024, we revised the calculation of Average credit card and other loans to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. The following table provides our net principal losses for the periods presented:

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions, except percentages)
Average credit card and other loans	$17,872	$17,652	$18,209	$18,528
Net principal losses	382	351	775	694
Net principal losses as a percentage of average credit card and other loans (1)	8.6%	8.0%	8.6%	7.5%
__________________________________
(1)Net principal losses as a percentage of Average credit card and other loans for the three and six months ended June 30, 2023 were impacted by the transition of our credit card processing services in June 2022.

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

We may from time to time retire or purchase our outstanding debt or convertible debt securities through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise. Such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and may be funded through cash on hand, borrowings under our revolving credit facility, the issuance of debt or convertible debt securities or other sources of liquidity. The amounts involved may be material.

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

We have a robust liquidity risk management framework in place which includes ongoing monitoring of our liquidity and funding positions against our risk appetite metrics and key risk indicators. During times where there may be potential risks from adverse developments in the banking industry and/or increased financial sector volatility, we may invoke our contingency funding plan to enhance daily monitoring of our liquidity and funding positions, determine potential mitigating actions if necessary and provide enhanced reporting to our Boards of Directors, at both the Bread Financial and Bank-levels, and regulators.

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

The table below provides a summary of the credit ratings for the senior unsecured long-term debt of Bread Financial Holdings, Inc. as of June 30, 2024:

Bread Financial Holdings, Inc.	Moody’s	S&P	Fitch
Senior unsecured debt	Ba3	BB-	BB-
Outlook	Stable	Stable	Stable

We also seek to maintain appropriate and stable credit ratings for our credit card securitizations issued through World Financial Network Credit Card Master Note Trust (WFNMNT) from the rating agencies (DBRS, S&P and Fitch). The table below provides a summary of the structured finance credit ratings for certain of the asset-backed securities, specifically the Class A notes of WFNMNT as of June 30, 2024:

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

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of June 30, 2024, we were in compliance with all such covenants.

Credit Agreement

In June 2023, we entered into our credit agreement with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility). As of June 30, 2024, all $700 million remained available for future borrowings under the Revolving Credit Facility.

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

Deposits

We utilize a variety of deposit products to finance our operating activities, including funding for our non-securitized credit card and other loans, and to fund the securitization enhancement requirements of the Banks. We offer DTC retail deposit products, including Individual Retirement Account savings and certificates of deposit which CCB began offering in June 2024, as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits, and includes brokered deposits). Across both our retail and wholesale deposits, the Banks offer various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks also issue certificates of deposit with scheduled maturity dates ranging between July 2024 and June 2029, in denominations of at least $1,000, on which interest is paid either monthly or at maturity.

The following table summarizes our retail and wholesale deposit products by type and associated attributes as of the dates presented:

Table 9: Deposits

	June 30, 2024	December 31, 2023
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$7,193	$6,454
Wholesale	5,776	7,140
Total deposits	$12,969	$13,594

Non-maturity deposit products
Non-maturity deposits	$6,682	$6,597
Interest rate range	0.70% - 5.64%	0.70% - 5.64%
Weighted-average interest rate	4.82%	4.78%

Certificates of deposit
Certificates of deposit	$6,287	$6,997
Interest rate range	0.80% - 5.70%	0.50% - 5.70%
Weighted-average interest rate	4.68%	4.50%

As of June 30, 2024 and December 31, 2023, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $517 million (4% of Total deposits) and $509 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

Overall, we continue to improve our funding mix through actions taken to grow our DTC deposits and reduce our Parent Company unsecured borrowings, while maintaining the flexibility of secured, unsecured, and wholesale funding. Typical seasonality of credit card and other loan balance pay downs in the first quarter of each year, and efforts undertaken in 2024 to reduce our long-term unsecured debt, lowered our funding requirements by approximately $1.2 billion from year-end 2023. As a result, we opportunistically reduced our wholesale and brokered deposits and paid down a portion of our secured conduit line balances, discussed further below.

Securitization Programs Including Conduit Facilities

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

The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:
Table 10: Conduit Borrowing Capacity Rollforward and Maturities

(Millions)	December 31, 2023		Commitment	June 30, 2024
Conduit Facilities	Capacity	Drawn (6)	Increase	Capacity	Drawn (6)	Maturity Date
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$2,015	$—	$2,650	$1,640	October 2025
WFNMT 2009-VFC1 (2)	275	260	—	275	260	October 2024
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	1,025	—	2,250	461	February 2025
CCAST 2023-VFN1 (4)	250	250	—	250	250	September 2025
CCAST 2024-VFN1 (5)	—	—	200	200	—	February 2025
Total	$5,425	$3,550	$200	$5,625	$2,611
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
(2)2009-VFC1 Conduit issued under World Financial Network Credit Card Master Trust III (WFNMT).
(3)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT).
(4)2023-VFN1 Conduit issued under Comenity Capital Asset Securitization Trust (CCAST).
(5)2024-VFN1 Conduit issued under CCAST.
(6)Amounts drawn do not include $0.8 billion and $1.2 billion of debt issued by the Trusts as of June 30, 2024 and December 31, 2023, respectively, which were not sold, but were retained by us as a credit enhancement and therefore have been eliminated from the Total.

In May 2024, WFNMNT issued $570 million of Series 2024-A public term asset-backed notes, which mature in April 2027. The offering consisted of $500 million of Class A notes with a fixed interest rate of 5.47% per year, $44 million of zero coupon Class M notes, and $26 million of zero coupon Class B notes. The Class M and B notes were retained by us and eliminated from the Consolidated Balance Sheet.

As of June 30, 2024, we had approximately $11.8 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

During the six months ended June 30, 2024, under the authorized stock repurchase program, we acquired a total of 0.3 million shares of our common stock for $11 million. Following their repurchase, these 0.3 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

As of June 30, 2024, we had $19 million remaining for future repurchases under the authorized stock repurchase program.

Dividends

During the three and six months ended June 30, 2024, we paid $11 million and $22 million in dividends to holders of our common stock. On July 25, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on September 13, 2024, to stockholders of record at the close of business on August 9, 2024.

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

Cash Flows

The table below summarizes our cash flow activity for the periods indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities:

Table 11: Cash Flows

	Six Months Ended June 30,
	2024	2023
(Millions)
Total cash provided by (used in)
Operating activities	$924	$741
Investing activities	751	2,860
Financing activities	(1,219)	(4,177)
Net increase (decrease) in cash, cash equivalents and restricted cash	$456	$(576)

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $924 million and $741 million for the six months ended June 30, 2024 and 2023, respectively. The net cash provided by operating activities during these periods was primarily driven by cash generated from net income for the periods after adjusting for the Provision for credit losses, and for the six months ended June 30, 2023, the Gain on portfolio sale.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash provided by investing activities was $751 million and $2,860 million for the six months ended June 30, 2024 and 2023, respectively. The net cash provided by investing activities during the six months ended June 30, 2024 was primarily due to the paydown of Credit card and other loans and the sale of a credit card loan portfolio. The net cash provided by investing activities during the six months ended June 30, 2023 was primarily due to the sale of the BJ's portfolio and the paydown of Credit card and other loans.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $1,219 million and $4,177 million for the six months ended June 30, 2024 and 2023, respectively. The net cash used in financing activities during these periods was primarily driven by net repayments of both debt issued by consolidated variable interest entities (securitizations) and unsecured borrowings, as well as a net decrease in deposits.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we have generally sought to rely on operating efficiencies from scale, technology modernization and digital advancement, and expansion in lower cost jurisdictions (in select circumstances) to offset increased costs of employee compensation and other operating expenses impacted by inflation. We also recognize that a customer’s ability and willingness to repay us has been negatively impacted by factors such as inflation and the effects of higher interest rates, which results in higher delinquencies that could lead to increased credit losses, as reflected in our elevated Reserve rate. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures continue to persist, they could magnify the slowdown in the domestic and global economies and increase the risk of a recession, which may adversely impact our business, results of operations and financial condition.

With respect to seasonality, our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping season in the fourth quarter of each year and, to a lesser extent, during the first quarter of each year as Credit card and other loans are paid down. Net loss rates for our Credit card and other loans portfolio also have historically exhibited seasonal patterns and generally tend to be the highest in the first quarter of the year. While the effects of the seasonal trends discussed above remain evident, macroeconomic trends, such as those discussed within the Business Environment sections of our quarterly and annual reports on Forms 10-Q and Form 10-K generally have a more significant impact on our key financial metrics and can outweigh any seasonal impacts that we may experience.

LEGISLATIVE, REGULATORY MATTERS AND CAPITAL ADEQUACY

CB is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. CCB is also subject to various regulatory capital requirements administered by the FDIC, as well as the State of Utah. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company. For additional information about legislative and regulatory matters impacting us, see “Business–Supervision and Regulation” under Part I of our 2023 Form 10-K. For additional detail regarding the CFPB's final rule relating to credit card late fees, see “Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment” and “Risk Factors” included herein and in our 2023 Form 10-K and our Quarterly Report on Form 10-Q for the quarter-ended March 31, 2024.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of June 30, 2024 and 2023, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies. As of June 30, 2024 the actual capital ratios and minimum ratios for each Bank, as well as Bread Financial, are as follows:

Table 12: Capital Ratios

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	13.8%	4.5%	6.5%
Tier 1 capital ratio (2)	13.8	6.0	8.0
Total risk-based capital ratio (3)	15.1	8.0	10.0
Tier 1 leverage capital ratio (4)	12.0	4.0	5.0
Total risk-weighted assets (5)	$18,859

Comenity Bank
Common equity tier 1 capital ratio (1)	18.0%	4.5%	6.5%
Tier 1 capital ratio (2)	18.0	6.0	8.0
Total risk-based capital ratio (3)	19.4	8.0	10.0
Tier 1 leverage capital ratio (4)	15.7	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	18.1%	4.5%	6.5%
Tier 1 capital ratio (2)	18.1	6.0	8.0
Total risk-based capital ratio (3)	19.5	8.0	10.0
Tier 1 leverage capital ratio (4)	15.7	4.0	5.0
__________________________________
(1)Common equity tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders' equity has been reduced, primarily by Goodwill and intangible assets, net.
(2)Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders' equity has been reduced, primarily by Goodwill and intangible assets, net.
(3)Total risk-based capital ratio represents total capital divided by total risk-weighted assets. In the calculation of total capital, we follow the Basel III Standardized Approach and therefore tier 1 capital has been increased by tier 2 capital, which for us is the allowable portion of the Allowance for credit losses.
(4)Tier 1 leverage capital ratio represents tier 1 capital divided by total average assets, after certain adjustments.
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

The Servicer continues to take significant steps to strengthen the organization’s IT governance and address the other issues identified in the consent order, working diligently to ensure that all of the requirements of the consent order are satisfied. Without limiting the generality of the foregoing, the Servicer has taken steps to address each provision within the consent order that required action be taken by a specified deadline, including providing a copy of the consent order to the Parent Company Board of Directors, increasing the size and governance processes of the Servicer’s Board of Managers, establishing an Executive Oversight Committee to oversee and ensure compliance with the consent order, and submitting all required reports and plans of action to the FDIC. The Servicer is committed to complying with each of the ongoing or longer-term requirements of the consent order, including the enhancement of its compliance management processes and related corporate governance, compliance with the applicable system conversion requirements, and enhanced risk management and reporting requirements. In addition, the Board of Directors of each of the Banks oversee the Servicer’s compliance with the requirements of the consent order and provide effective challenge of Servicer management toward that end.

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

We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Accordingly, our actual results could differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. Factors that could cause the outcomes to differ materially include, but are not limited to, the following:

•macroeconomic conditions, including market conditions, inflation, higher interest rates, labor market conditions, recessionary pressures or a concern over a prolonged economic slowdown, and the related impact on consumer spending behavior, payments, debt levels, savings rates and other behavior;
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
•any tax or other liability or adverse impacts arising out of or related to the spinoff of our former LoyaltyOne segment or the bankruptcy filings of Loyalty Ventures Inc. (LVI) and certain of its subsidiaries and subsequent litigation or other disputes; and

•those factors identified in our filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2023 Form 10-K and our Quarterly Report on Form 10-Q for the quarter-ended March 31, 2024.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. In addition, the CFPB issued a final rule earlier this year that, absent a successful legal challenge, will place significant limits on credit card late fees, which would have a significant impact on our business and results of operations for at least the short term and, depending on the effectiveness of the mitigating actions that we have taken or may in the future take in anticipation of, or in response to, the final rule, may potentially adversely impact us over the long term; we cannot provide any assurance as to the effective date of the rule, the result of any pending or future challenges or other litigation relating to the rule, or our ability to mitigate or offset the impact of the rule on our business and results of operations.

Any forward-looking statements contained in this Form 10-Q speak only as of the date made, and we undertake no obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, subsequent events, anticipated or unanticipated circumstances or otherwise.

Item 1. Financial Statements.
BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,174	$1,153	$2,422	$2,441
Interest on cash and investment securities	54	44	106	90
Total interest income	1,228	1,197	2,528	2,531
Interest expense
Interest on deposits	152	127	308	244
Interest on borrowings	89	78	181	178
Total interest expense	241	205	489	422
Net interest income	987	992	2,039	2,109
Non-interest income
Interchange revenue, net of retailer share arrangements	(84)	(74)	(177)	(161)
Gain on portfolio sale	5	—	5	230
Other	31	34	62	63
Total non-interest income	(48)	(40)	(110)	132
Total net interest and non-interest income	939	952	1,929	2,241
Provision for credit losses	290	336	611	442
Total net interest and non-interest income, after provision for credit losses	649	616	1,318	1,799
Non-interest expenses
Employee compensation and benefits	214	217	427	437
Card and processing expenses	77	116	164	235
Information processing and communication	73	75	147	150
Marketing expenses	33	40	61	79
Depreciation and amortization	23	35	46	69
Other	49	47	104	105
Total non-interest expenses	469	530	949	1,075
Income from continuing operations before income taxes	180	86	369	724
Provision for income taxes	47	22	100	205
Income from continuing operations	133	64	269	519
Income (loss) from discontinued operations, net of income taxes (1)	—	(16)	(1)	(16)
Net income	$133	$48	$268	$503

Basic income per share (Note 14)
Income from continuing operations	$2.69	$1.28	$5.42	$10.37
Income (loss) from discontinued operations	$—	$(0.33)	$(0.02)	$(0.33)
Net income per share	$2.69	$0.95	$5.40	$10.04

Diluted income per share (Note 14)
Income from continuing operations	$2.65	$1.27	$5.38	$10.34
Income (loss) from discontinued operations	$0.01	$(0.32)	$(0.02)	$(0.32)
Net income per share	$2.66	$0.95	$5.36	$10.02

Weighted average common shares outstanding (Note 14)
Basic	49.6	50.1	49.6	50.1
Diluted	50.2	50.3	49.9	50.2
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
See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions)
Net income	$133	$48	$268	$503

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	—	(2)	(4)	1
Tax benefits	—	1	1	—
Unrealized gain (loss) on available-for-sale debt securities, net of tax	—	(1)	(3)	1

Other comprehensive income (loss), net of tax	—	(1)	(3)	1

Total comprehensive income, net of tax	$133	$47	$265	$504

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$4,053	$3,590
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities June 30, 2024, $11,779; December 31, 2023, $12,844, respectively)	17,743	19,333
Allowance for credit losses	(2,164)	(2,328)
Credit card and other loans, net	15,579	17,005
Investments (Fair value: June 30, 2024, $224; December 31, 2023, $217)	264	253
Property and equipment, net	157	167
Goodwill and intangible assets, net	744	762
Other assets	1,347	1,364
Total assets	$22,144	$23,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	12,994	13,620
Debt issued by consolidated variable interest entities	3,458	3,898
Long-term and other debt	1,296	1,394
Other liabilities	1,226	1,311
Total liabilities	18,974	20,223
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 49.7 million shares as of June 30, 2024 and 49.3 million shares as of December 31, 2023, respectively.	1	1
Additional paid-in capital	2,179	2,169
Retained earnings	1,012	767
Accumulated other comprehensive loss	(22)	(19)
Total stockholders’ equity	3,170	2,918
Total liabilities and stockholders’ equity	$22,144	$23,141

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of March 31, 2024	49.6	$1	$2,163	$890	$(22)	$3,032
Net income	—	—	—	133	—	133
Other comprehensive loss	—	—	—	—	—	—
Stock-based compensation	—	—	14	—	—	14
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(11)	—	(11)
Issuance of shares to employees, net of shares withheld for employee taxes	0.1	—	2	—	—	2
Balance as of June 30, 2024	49.7	$1	$2,179	$1,012	$(22)	$3,170

Three Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of March 31, 2023	50.1	$1	$2,197	$537	$(19)	$2,716
Net income	—	—	—	48	—	48
Other comprehensive loss	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	12	—	—	12
Capped call transactions for convertible senior notes due 2028	—	—	(30)	—	—	(30)
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(11)	—	(11)
Issuance of shares to employees, net of shares withheld for employee taxes	—	—	2	—	—	2
Balance as of June 30, 2023	50.1	$1	$2,181	$574	$(20)	$2,736

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2023	49.3	$1	$2,169	$767	$(19)	$2,918
Cumulative effect of change in accounting principle (1)	—	—	—	(1)	—	(1)
Net income	—	—	—	268	—	268
Other comprehensive loss	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	28	—	—	28
Repurchases of common stock	(0.3)	—	(11)	—	—	(11)
Dividends and dividend equivalent rights declared ($0.42 per common share)	—	—	—	(22)	—	(22)
Issuance of shares to employees, net of shares withheld for employee taxes	0.7	—	(7)	—	—	(7)
Balance as of June 30, 2024	49.7	$1	$2,179	$1,012	$(22)	$3,170

Six Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2022	49.9	$1	$2,192	$93	$(21)	$2,265
Net income	—	—	—	503	—	503
Other comprehensive income	—	—	—	—	1	1
Stock-based compensation	—	—	21	—	—	21
Capped call transactions for convertible senior notes due 2028	—	—	(30)	—	—	(30)
Dividends and dividend equivalent rights declared ($0.42 per common share)	—	—	—	(22)	—	(22)
Issuance of shares to employees, net of shares withheld for employee taxes	0.2	—	(2)	—	—	(2)
Balance as of June 30, 2023	50.1	$1	$2,181	$574	$(20)	$2,736
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

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$268	$503
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	611	442
Depreciation and amortization	46	69
Deferred income taxes	(45)	(30)
Non-cash stock compensation	28	22
Amortization of deferred financing costs	11	13
Amortization of deferred origination costs	50	44
Gain on portfolio sale	(5)	(230)
Change in other operating assets and liabilities
Change in other assets	45	88
Change in other liabilities	(81)	(183)
Other	(4)	3
Net cash provided by operating activities	924	741

CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	693	477
Proceeds from sale of credit card loan portfolios	100	2,499
Purchase of credit card loan portfolio	—	(81)
Purchases of investments	(23)	(24)
Maturities of investments	7	6
Other, including capital expenditures	(26)	(17)
Net cash provided by investing activities	751	2,860

CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	300	801
Repayments/maturities of unsecured borrowings under debt agreements	(407)	(1,297)
Debt issued by consolidated variable interest entities	700	1,392
Repayments/maturities of debt issued by consolidated variable interest entities	(1,139)	(4,182)
Net decrease in deposits	(627)	(779)
Payment of deferred financing costs	(6)	(49)
Payment for capped call transactions	—	(39)
Dividends paid	(22)	(21)
Repurchase of common stock	(11)	—
Other	(7)	(3)
Net cash used in financing activities	(1,219)	(4,177)

Change in cash, cash equivalents and restricted cash	456	(576)
Cash, cash equivalents and restricted cash at beginning of period	3,616	3,927
Cash, cash equivalents and restricted cash at end of period	$4,072	$3,351

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents reconciliation
Cash and cash equivalents	$4,053	$3,325
Restricted cash included within Other assets	19	26
Total cash, cash equivalents and restricted cash	$4,072	$3,351
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

BASIS OF PRESENTATION

These unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 20, 2024 (the 2023 Form 10-K). If not significantly different, certain note disclosures included therein have been omitted from these unaudited Consolidated Financial Statements.

The unaudited Consolidated Financial Statements included herein reflect all adjustments, which consist of normal, recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The unaudited Consolidated Financial Statements also include amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. Such amounts have been classified within Discontinued operations and primarily relate to the after-tax impact of contractual indemnification and tax-related matters. For additional information about our previously disclosed discontinued operations please refer to Note 22, “Discontinued Operations and Bank Holding Company Financial Presentation” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosures of contingent assets and liabilities. These accounting estimates and assumptions reflect the best judgment of management, but actual results could differ. The most significant of those estimates and assumptions relate to the Allowance for credit losses, Provision for income taxes and Goodwill.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which we have a controlling financial interest. All intercompany transactions have been eliminated.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies as discussed in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” included in our 2023 Form 10-K.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The following table provides Credit card and other loans, as of the dates presented:

	June 30, 2024	December 31, 2023
(Millions)
Credit card loans	$17,428	$18,999
BNPL and other loans	315	334
Total credit card and other loans (1)(2)	17,743	19,333
Less: Allowance for credit losses	(2,164)	(2,328)
Credit card and other loans, net	$15,579	$17,005
__________________________________
(1)Includes $11.8 billion and $12.8 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes $375 million and $371 million, of accrued interest and fees that have not yet been billed to cardholders as of June 30, 2024 and December 31, 2023, respectively.

Credit Card and Other Loans Aging

The following table provides the delinquency trends of our Credit card and other loans portfolio, based on the amortized cost, as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
June 30, 2024	$358	$290	$661	$1,309	$16,030	$17,339

December 31, 2023	$422	$323	$809	$1,554	$17,373	$18,927
__________________________________
(1)BNPL and other loans delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the primary difference between the amortized cost basis included in the table above and the carrying value of our Credit card and other loans relates to the exclusion of unbilled finance charges and fees from the amortized cost basis. As of June 30, 2024 and December 31, 2023, accrued interest and fees that have not yet been billed to cardholders were $375 million and $371 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due, this practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 4.5% and 3.2% for the three months ended June 30, 2024 and 2023, respectively, and 5.1% and 2.7% for the six months ended June 30, 2024 and 2023, respectively. Our re-aging practices comply with regulatory guidelines.

Credit Quality Indicators for Our Credit Card and Other Loans

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates, which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio and the success of our collection and recovery efforts. These rates also reflect, more broadly, the general macroeconomic conditions, including the effects of persistent inflation and higher interest rates. Our Delinquency and Net principal loss rates are also impacted by the size of our Credit card and other loans portfolio, which serves as the denominator in the calculation of these rates. Accordingly, changes in the size of our portfolio (whether due to credit tightening, acquisitions or dispositions of portfolios or otherwise) may cause movements in our Delinquency and Net principal loss rates that are not necessarily indicative of the underlying credit quality of the overall portfolio.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit card and other loans as of the same period-end. As of June 30, 2024 and December 31, 2023, our Delinquency rates were 6.0% and 6.5%, respectively.

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. BNPL loans such as our installment loans and our “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for credit card loans and 120 days past due for BNPL loans. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $264 million and $243 million for the three months ended June 30, 2024 and 2023, respectively, and $542 million and $485 million for the six months ended June 30, 2024 and 2023 respectively.

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Beginning in January 2024, we revised the calculation of Average credit card and other loans to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. For the three months ended June 30, 2024 and 2023, our Net principal loss rates were 8.6% and 8.0%,

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
respectively, for the six months ended June 30, 2024 and 2023, our Net Principal loss rates were 8.6% and 7.5% respectively.

Overall Credit Quality: As part of our credit risk management activities for our credit card loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders’ broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes less than 0.1% of the total credit card loans balance as of June 30, 2024 and December 31, 2023, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of credit card loans by Vantage score as of the dates presented:

	Vantage
	June 30, 2024			December 31, 2023
	661 or Higher	601 to 660	600 or Lower	661 or Higher	601 to 660	600 or Lower
Credit card loans	58%	27%	15%	57%	27%	16%

As part of our credit risk management activities for our BNPL loans portfolio, we also assess overall credit quality by reviewing information from credit bureaus. We have historically utilized Fair Isaac Corporation (FICO) credit scores to assist in our assessment of the credit quality for our BNPL loans portfolio, but in early 2024 we completed a transition to Vantage scoring. The scoring scale produced by both FICO and Vantage is similar in that scores of 600 or less are considered weaker scores and as per our categorization method would have the highest credit risk. The amortized cost basis of BNPL loans totaled $303 million and $317 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, approximately 83% of these loans were originated with customers with scores of 661 or above, and correspondingly approximately 17% of these loans were originated with customers with scores below 661. Similarly, as of December 31, 2023, approximately 82% and 18% of these loans were originated with customers with scores of 661 or above, and below 661, respectively.

Modified Credit Card Loans

Consumer Relief Programs

As part of our collections strategy, we may offer temporary and short term programs in order to improve the likelihood of collections and meet the needs of our customers. Our modifications, for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these consumer relief programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our consumer relief programs to determine if they represent a more than insignificant delay in payment granted to borrowers experiencing financial difficulty, in which case they would then be considered a Loan Modification. Loans in these short term programs that are determined to be Loan Modifications, will be included as such in the disclosure below.

Credit Card Loans - Modifications for Borrowers Experiencing Financial Difficulty (Loan Modifications)

In instances where cardholders are experiencing financial difficulty, we may modify our credit card loans with the intention of minimizing losses and improving collectability, while providing cardholders with financial relief; such credit card loans are classified as Loan Modifications, exclusive of the temporary, short-term consumer relief programs described above. Loan Modifications include concessions consisting primarily of a reduced minimum payment, late fee waiver, and/or an

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
interest rate reduction. The majority of concessions remain in place for a period no longer than 12 months; however, for certain modifications the concessions remain in place through the payoff of the credit card loans if the cardholder complies with the terms of the program.

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

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The following table provides information relating to credit card loans to borrowers experiencing financial difficulty that were granted a concession under a Loan Modification program during the periods presented:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)
(Millions, except percentages)
Credit card loans	$86	0.5%	21.5%	$59	0.3%	20.0%

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)
(Millions, except percentages)
Credit card loans	$174	1.0%	21.4%	$106	0.6%	20.1%
__________________________________
(1)Represents the outstanding balances as of June 30, 2024 and 2023, of all Loan Modifications undertaken in the past three and six months, respectively, for credit card loans that remain in modification programs as of June 30, 2024 and 2023. The outstanding balances include principal, accrued interest and fees.

Interest income on these impaired credit card loans is accounted for in the same manner as non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not in Loan Modification programs.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table reflects the performance of our credit card loans that were modified within the 12 months prior to the dates presented and remain in a Loan Modification program as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications - Credit Card Loans
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
June 30, 2024	$17	$15	$20	$52	$239	$291

December 31, 2023	$17	$16	$22	$55	$214	$269

The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates (or since implementation beginning January 1, 2023), for the periods presented; the probability of default is factored into the Allowance for credit losses:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	8,448	$15	2,118	$4

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	14,505	$25	2,450	$4

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

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and across our credit card loan portfolio, by monitoring the size and maturity of our loan portfolio and applying consistent risk-based underwriting standards reflective of current and anticipated macroeconomic conditions. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $105 billion and $113 billion as of June 30, 2024 and December 31, 2023, respectively. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of June 30, 2024 and December 31, 2023, there were no credit card loans held for sale.

We previously announced the non-renewal of our contract with BJ’s Wholesale Club (BJ’s) and the sale of the BJ’s portfolio, which closed in late February 2023, for a total purchase price of $2.5 billion on a loan portfolio of $2.3 billion, resulting in a $230 million Gain on portfolio sale.

In late April 2024 we sold a credit card portfolio for cash consideration of $102 million.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

BNPL Loans

We measure our Allowance for credit losses on BNPL loans using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of June 30, 2024 and December 31, 2023, the Allowance for credit losses on BNPL loans was $35 million and $32 million, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Allowance for Credit Losses Rollforward

The following table provides our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on BNPL and other loans is insignificant and therefore has been included in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions)
Beginning balance	$2,255	$2,223	$2,328	$2,464

Provision for credit losses (1)	290	336	611	442
Change in the estimate for uncollectible unpaid interest and fees	—	—	—	5
Net principal losses (2)	(381)	(351)	(775)	(703)
Ending balance	$2,164	$2,208	$2,164	$2,208
__________________________________
(1)Provision for credit losses includes a build/release for the Allowance, as well as replenishment of Net principal losses.
(2)Net principal losses are presented net of recoveries of $101 million and $80 million for the three months ended June 30, 2024 and 2023, respectively, and $201 million and $173 million for the six months ended June 30, 2024 and 2023, respectively. Net principal losses for the six months ended June 30, 2023 include a $10 million adjustment related to the effects of the purchase of previously written-off accounts that were sold to a third-party debt collection agency; no such adjustment was made in the current period.

For the three and six months ended June 30, 2024, the factors that influenced the decrease in the balance of the Allowance for credit losses noted in the table above are lower Credit card and other loans, lower delinquency rates, and improved credit quality. The increase in the reserve rate from 12.0% as of December 31, 2023 to 12.2% as of June 30, 2024, is due to the seasonally higher transactor balances during the fourth quarter, which were subsequently paid down.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
principal collections (in certain cases, up to a maximum specified amount each month) is either distributed to the investors or held in an account until it accumulates to the total amount due, at which time it is paid to the investors in a lump sum.

Under the Indentures of each Trust and its Indenture Supplements, we are required to maintain minimum interests in our Trusts ranging from a minimum of 4% up to a maximum of 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three and six months ended June 30, 2024 and 2023, no such triggering events occurred.

The following tables reflect the total securitized credit card loans and related delinquencies, and net principal losses of securitized credit card loans for the periods presented:

	June 30, 2024	December 31, 2023
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$11,779	$12,844
Of which: principal amount of credit card loans 91 days or more past due	$279	$323

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions)
Net principal losses of securitized credit card loans	$216	$197	$437	$413

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

The following table provides a summary of our Investments as of the dates presented:

	June 30, 2024	December 31, 2023
(Millions)
Investment securities:
Available-for-sale debt securities	$178	$171
Equity securities	46	46
Total investment securities	224	217
Equity method and other investments	40	36
Total Investments	$264	$253

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For AFS debt securities in an unrealized loss position, any estimated credit losses are recognized in the Consolidated Statements of Income by establishing or adjusting an existing Allowance for credit losses for such losses. We typically invest in highly-rated securities with low probabilities of default; therefore, we did not have an Allowance for credit losses as of June 30, 2024 and December 31, 2023, and did not recognize any credit losses for the periods presented. Any unrealized gains, or any portion of an AFS debt security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. Realized gains and losses are recorded in Other non-interest expenses in the Consolidated Statements of Income upon disposition of the AFS debt security, using the specific identification method. Gains and losses on investments in equity securities and CRA-related equity method investments are recorded in Other non-interest expenses in the Consolidated Statements of Income.

The table below reflects unrealized gains and losses on AFS debt securities as of the dates presented:

	June 30, 2024				December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$203	$—	$(25)	$178	$192	$—	$(21)	$171
Total	$203	$—	$(25)	$178	$192	$—	$(21)	$171

The following tables provide information about AFS debt securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position, as of the dates presented:

	June 30, 2024
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$28	$(1)	$147	$(24)	$175	$(25)
Total	$28	$(1)	$147	$(24)	$175	$(25)

	December 31, 2023
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$23	$—	$141	$(21)	$164	$(21)
Total	$23	$—	$141	$(21)	$164	$(21)

As of June 30, 2024, our AFS debt securities included mortgage-backed securities, which do not have a single maturity date, with an amortized cost and estimated fair value of $174 million and $152 million, respectively, and municipal bonds, all of which have a maturity date greater than ten years, with an amortized cost and estimated fair value of $29 million and $26 million, respectively.

There were no realized gains or losses from the sale of any investment securities for the three and six months ended June 30, 2024 and 2023.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of the dates presented:

	June 30, 2024	December 31, 2023
(Millions)
Interest-bearing	$12,969	$13,594
Non-interest-bearing (including cardholder credit balances)	25	26
Total deposits	$12,994	$13,620

Deposits by deposit type as of the dates presented:

	June 30, 2024	December 31, 2023
(Millions)
Savings accounts
Direct-to-consumer (retail)	$3,035	$2,863
Wholesale	3,647	3,734
Certificates of deposit
Direct-to-consumer (retail)	4,158	3,591
Wholesale	2,129	3,406
Cardholder credit balances	25	26
Total deposits	$12,994	$13,620

The scheduled maturities of certificates of deposit were as follows as of June 30, 2024:

(Millions)
2024 (1)	$2,304
2025	2,661
2026	479
2027	647
2028	178
Thereafter	18
Total certificates of deposit	$6,287
__________________________________
(1)The 2024 balance includes $4 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of June 30, 2024 and December 31, 2023, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $517 million (4% of Total deposits) and $509 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions)
Payment protection products	$31	$33	$61	$67
Loss from equity method investment	—	—	—	(6)
Other	—	1	1	2
Total other non-interest income	$31	$34	$62	$63

The following table provides the components of Other non-interest expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions)
Professional services and regulatory fees	$31	$34	$60	$72
Occupancy expense	6	5	12	10
Other (1)	12	8	32	23
Total other non-interest expenses	$49	$47	$104	$105
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

We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the three and six months ended June 30, 2024 and 2023, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the carrying values and fair values of our financial assets and financial liabilities as of the dates presented:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$15,579	$18,044	$17,005	$19,802
Investment securities	224	224	217	217
Financial liabilities
Deposits	12,994	12,935	13,620	13,583
Debt issued by consolidated VIEs	3,458	3,461	3,898	3,900
Long-term and other debt	1,296	1,467	1,394	1,457

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize our financial instruments measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs as of the dates presented:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$224	$46	$178	$—
Total assets measured at fair value	$224	$46	$178	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$217	$46	$171	$—
Total assets measured at fair value	$217	$46	$171	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including equity method investments, property and equipment, right-of-use assets, deferred contract costs, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. We did not have any impairments for the three and six months ended June 30, 2024 or for the three months ended June 30, 2023. During the six months ended June 30, 2023 we wrote-off the remaining $6 million of our equity method investment in Loyalty Ventures Inc. (LVI).

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

	June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,044	$—	$—	$18,044
Total	$18,044	$—	$—	$18,044

Financial liabilities
Deposits	$12,935	$—	$12,935	$—
Debt issued by consolidated VIEs	3,461	—	3,461	—
Long-term and other debt	1,467	—	1,467	—
Total	$17,863	$—	$17,863	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$19,802	$—	$—	$19,802
Total	$19,802	$—	$—	$19,802

Financial liabilities
Deposits	$13,583	$—	$13,583	$—
Debt issued by consolidated VIEs	3,900	—	3,900	—
Long-term and other debt	1,457	—	1,457	—
Total	$18,940	$—	$18,940	$—

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of June 30, 2024 and 2023, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies. As of June 30, 2024 the actual capital ratios and minimum ratios for each Bank, as well as Bread Financial, are as follows:

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	13.8%	4.5%	6.5%
Tier 1 capital ratio (2)	13.8	6.0	8.0
Total risk-based capital ratio (3)	15.1	8.0	10.0
Tier 1 leverage capital ratio (4)	12.0	4.0	5.0
Total risk-weighted assets (5)	$18,859

Comenity Bank
Common equity tier 1 capital ratio (1)	18.0%	4.5%	6.5%
Tier 1 capital ratio (2)	18.0	6.0	8.0
Total risk-based capital ratio (3)	19.4	8.0	10.0
Tier 1 leverage capital ratio (4)	15.7	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	18.1%	4.5%	6.5%
Tier 1 capital ratio (2)	18.1	6.0	8.0
Total risk-based capital ratio (3)	19.5	8.0	10.0
Tier 1 leverage capital ratio (4)	15.7	4.0	5.0
__________________________________
(1)Common equity tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders' equity has been reduced, primarily by Goodwill and intangible assets, net.
(2)Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders' equity has been reduced, primarily by Goodwill and intangible assets, net.
(3)Total risk-based capital ratio represents total capital divided by total risk-weighted assets. In the calculation of total capital, we follow the Basel III Standardized Approach and therefore tier 1 capital has been increased by tier 2 capital, which for us is the allowable portion of the Allowance for credit losses.
(4)Tier 1 leverage capital ratio represents tier 1 capital divided by total average assets, after certain adjustments.
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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Servicer continues to take significant steps to strengthen the organization’s IT governance and address the other issues identified in the consent order, working diligently to ensure that all of the requirements of the consent order are satisfied. Without limiting the generality of the foregoing, the Servicer has taken steps to address each provision within the consent order that required action be taken by a specified deadline, including providing a copy of the consent order to the Parent Company Board of Directors, increasing the size and governance processes of the Servicer’s Board of Managers, establishing an Executive Oversight Committee to oversee and ensure compliance with the consent order, and submitting all required reports and plans of action to the FDIC. The Servicer is committed to complying with each of the ongoing or longer-term requirements of the consent order, including the enhancement of its compliance management processes and related corporate governance, compliance with the applicable system conversion requirements, and enhanced risk management and reporting requirements. In addition, the Board of Directors of each of the Banks oversee the Servicer’s compliance with the requirements of the consent order and provide effective challenge of Servicer management toward that end.

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

On February 20, 2024, we and our general counsel were named as defendants in an adversary proceeding filed by the liquidating trustee in LVI’s Chapter 11 bankruptcy case in the United States Bankruptcy Court for the Southern District of Texas, captioned Pirinate Consulting Group, LLC v. Bread Financial Holdings, Inc., Case No. 24-03027 (Bankr. S.D. Tex.), alleging actual and constructive fraudulent transfers, among other claims, in connection with our spinoff of LVI. Also on February 20, 2024, the liquidating trustee filed an action in the United States District Court for the District of Delaware against us, each of the members of our Board of Directors at the time of the spinoff, and certain members of our management team, captioned Pirinate Consulting Group, LLC v. Bread Financial Holdings, Inc., Case No. 24-cv-00226-RGA (D. Del.), alleging certain breaches of fiduciary duties (and aiding and abetting breaches of fiduciary duties) in connection with the spinoff. Subsequently, the liquidating trustee voluntarily dismissed without prejudice the complaint in the District of Delaware and commenced on March 20, 2024 a substantially similar action in Delaware Chancery Court, captioned Pirinate Consulting Group, LLC v. Bread Financial Holdings, Inc., Case No. 2024-0277-MTZ (Del. Ch.), against the same parties and asserting the same claims. Among other things, in each of the Texas and Delaware actions, the liquidating trustee seeks damages in the amount of approximately $750 million plus interest, fees and expenses.

We and certain current and former members of our management team have also been named as defendants in other litigation matters relating to the LVI spinoff. LoyaltyOne, Co. (the LVI subsidiary that operated its Canadian AIR MILES business) filed suit against us and our general counsel in the Ontario Superior Court of Justice in Canada on October 18, 2023, in an action captioned LoyaltyOne, Co. v. Bread Financial Holdings, Inc. et al. The lawsuit asserts that our general counsel, in his capacity as a pre-spinoff director of LoyaltyOne, Co., breached various fiduciary duties owed to LoyaltyOne, Co. in connection with the LVI spinoff and certain other transactions, and that Bread Financial assisted in and benefited from those breaches. The lawsuit seeks damages in the amount of $775 million. LoyaltyOne, Co. is also contesting our entitlement to certain potential tax refunds under the tax matters agreement, in proceedings pursuant to the Canadian Companies’ Creditors Arrangement Act in the Commercial List of the Ontario Superior Court of Justice, captioned In re Matter of a Plan of Compromise or Arrangement of LoyaltyOne, Co., Case No. CV-23-00696017-00CL. Finally, on April 27, 2023, we and certain current and former members of our management team were named as defendants in a putative federal securities class action filed in the United States District Court for the Southern District of Ohio, captioned Newtyn Partners, LP v. Alliance Data Systems n/k/a Bread Financial Holdings, Inc., Case No. 23-cv-1451-EAS (S.D. Ohio), concerning disclosures made about LVI’s business prior to the spinoff. The lead plaintiff in this matter filed an

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
amended complaint on March 21, 2024 and is seeking, among other things, a class action designation and an award of damages in an amount to be proven at trial, plus fees and expenses.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of Accumulated other comprehensive loss, net of tax effects, are as follows for the periods presented:

Three Months Ended June 30, 2024	Net Unrealized Losses on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of March 31, 2024	$(19)	$(3)	$(22)
Changes in other comprehensive income	—	—	—
Balance as of June 30, 2024	$(19)	$(3)	$(22)

Three Months Ended June 30, 2023	Net Unrealized Losses on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of March 31, 2023	$(16)	$(3)	$(19)
Changes in other comprehensive loss	(1)	—	(1)
Balance as of June 30, 2023	$(17)	$(3)	$(20)

Six Months Ended June 30, 2024	Net Unrealized Losses on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2023	$(16)	$(3)	$(19)
Changes in other comprehensive loss	(3)	—	(3)
Balance as of June 30, 2024	$(19)	$(3)	$(22)

Six Months Ended June 30, 2023	Net Unrealized Gains (Losses) on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2022	$(18)	$(3)	$(21)
Changes in other comprehensive income	1	—	1
Balance as of June 30, 2023	$(17)	$(3)	$(20)

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the six months ended June 30, 2024, under the authorized stock repurchase program, we acquired a total of 0.3 million shares of our common stock for $11 million. Following their repurchase, these 0.3 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

As of June 30, 2024, we had $19 million remaining for future repurchases under the authorized stock repurchase program.

Stock Compensation Expense

During the six months ended June 30, 2024, we awarded 1,291,296 service-based restricted stock units (RSUs) with a weighted average grant date fair market value per share of $37.63 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by us on each such vesting date.

During the six months ended June 30, 2024, we awarded 221,358 performance-based restricted stock units with a fair market value of $37.57 to our Named Executive Officers. Performance-based RSUs cliff vest at the end of three years, if specific performance measures tied to our financial performance are met, which are measured annually over the three-year period. For the performance-based RSUs awarded in 2024, the predefined vesting criteria typically permit a range from 0% to 150% to be earned. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. If the performance targets are met, the awards will vest with respect to the entire award on February 15, 2027, provided that the participant is employed by us on the vesting date.

For the three months ended June 30, 2024 and 2023, we recognized $14 million and $12 million in stock-based compensation expense, respectively. For the six months ended June 30, 2024 and 2023, we recognized $28 million and $22 million in stock-based compensation expense, respectively.

Dividends

During the three and six months ended June 30, 2024, we paid $11 million and $22 million in dividends to holders of our common stock. On July 25, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on September 13, 2024, to stockholders of record at the close of business on August 9, 2024.

13. INCOME TAXES

The Provision for income taxes increased for the three months ended June 30, 2024 primarily driven by an increase in Income from continuing operations before income taxes. The effective tax rate was 26.0% for both the three month periods ended June 30, 2024 and 2023. The Provision for income taxes decreased for the six months ended June 30, 2024 primarily driven by the decrease in Income from continuing operations before income taxes in the current year relative to the prior year period, which itself was higher due to the gain on the sale of the BJ's portfolio. The effective tax rate was 27.1% and 28.3% for the six month periods ended June 30, 2024 and 2023, respectively; the decrease in the effective tax rate was driven primarily by a discrete benefit in the current year period.

We are under examination by the Internal Revenue Service as well as tax authorities in various states. The tax years under examination and open for examination vary by jurisdiction. U.S. Federal income tax returns are no longer subject to examination for years before 2015, and with a few exceptions, state and local income tax returns are no longer subject to examination for years before 2015. Foreign income tax returns are no longer subject to examination for years before 2018.

14. EARNINGS PER SHARE

Basic earnings (losses) per share (EPS) is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of unvested restricted stock awards, or other dilutive securities. Diluted EPS is based on (i) the weighted average number of common and potentially dilutive common shares (unvested restricted stock awards outstanding during the year), pursuant to the Treasury Stock method, and (ii) the potential conversion of our 4.25% Convertible Senior Notes due 2028 (the Convertible Notes), pursuant to the If-converted method.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Millions, except per share amounts)
Numerator
Income from continuing operations	$133	$64	$269	$519
Income (loss) from discontinued operations, net of income taxes (1)	—	(16)	(1)	(16)
Net income	$133	$48	$268	$503

Denominator
Weighted average common stock outstanding – basic	49.6	50.1	49.6	50.1
Weighted average effect of dilutive securities
Add: net effect of dilutive unvested restricted stock awards (2)	0.4	0.2	0.2	0.1
Add: dilutive effect of Convertible Notes (3)(4)	0.2	—	0.1	—
Weighted average common stock outstanding – diluted	50.2	50.3	49.9	50.2

Basic EPS
Income from continuing operations	$2.69	$1.28	$5.42	$10.37
Income (loss) from discontinued operations	$—	$(0.33)	$(0.02)	$(0.33)
Net income per share	$2.69	$0.95	$5.40	$10.04

Diluted EPS
Income from continuing operations	$2.65	$1.27	$5.38	$10.34
Income (loss) from discontinued operations	$0.01	$(0.32)	$(0.02)	$(0.32)
Net income per share	$2.66	$0.95	$5.36	$10.02
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
(2)As the effect would have been anti-dilutive, for the three months ended June 30, 2024 and 2023, approximately 0.2 million and 1.5 million, respectively, and for the six months ended June 30, 2024, and 2023 approximately 1.1 million and 1.6 million , respectively, restricted stock awards were excluded from each calculation of weighted average dilutive common shares.
(3)Holders of the Convertible Notes may convert their notes under certain conditions until March 15, 2028, and on or after such date without condition. Upon any such conversion, we will repay the aggregate principal amount of the Convertible Notes in cash, and pay or deliver, as the case may be, cash, shares of our common stock or a combination of both (at our election), in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes. At our option, we may redeem for cash, all or a portion of the Convertible Notes on or after June 21, 2026, and before the 51st scheduled trading day before the maturity date, but only if the closing price of our common stock reaches specified targets as defined in the indenture governing the Convertible Notes. We may also, from time to time, retire or purchase all or a portion of the outstanding Convertible Notes through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise.

The conversion feature of the Convertible Notes has a dilutive impact on EPS when the average market price of our common stock for the period exceeds the conversion price of $38.43 per share. For the three months ended June 30, 2024 the average market price exceeded the conversion price and the dilutive effect is therefore included in the table above. With the three months ended June 30, 2024 being the first period in which the average market price of our common stock exceeded the conversion price, a weighted average of the quarterly results from the Dilutive effect of Convertible Notes is computed, and has been reflected in the table above for the six months ended June 30, 2024.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(4)In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions (the Capped Calls) with certain financial institution counterparties. These transactions are expected generally to reduce potential dilution to our common stock upon any conversion of Convertible Notes and/or offset certain cash payments we may be required to make in excess of the principal amount of the Convertible Notes upon conversion, redemption or repurchase thereof, with such reduction and/or offset subject to a cap of $61.48 per share. Diluted weighted average common stock does not include the impact of the Capped Calls we entered into concurrently with the issuance of the Convertible Notes, as the effect would have been anti-dilutive. If shares were delivered to us under the Capped Calls, those shares would offset, up to the cap, the dilutive effect of the shares that we would issue upon conversion of the Convertible Notes.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to (i) Part II, Item 1A, “Risk Factors—The LoyaltyOne spinoff could result in substantial tax liability to us and our stockholders, and more generally, we have been adversely affected by LVI’s performance, and we may continue to be adversely affected by LVI’s ongoing bankruptcy proceedings or litigation or other disputes involving or relating to LVI.” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, (ii) Note 10, “Commitments and Contingencies” to our unaudited Consolidated Financial Statements, and (iii) “Risk Factors—Legal, Regulatory and Compliance Risks” of our 2023 Form 10-K, each of which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our 2023 Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter-ended March 31, 2024. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions)
April 1-30	2,485	$35.72	—	$19
May 1-31	2,217	41.34	—	19
June 1-30	2,166	40.76	—	19
Total	6,868	$39.12	—	$19
__________________________________
(1)During the periods presented, (i) 6,868 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the 401(k) Plan and (ii) no shares of our common stock were repurchased by the Company, pursuant to a Rule 10b5-1 trading plan previously adopted by the Company, during an open trading window.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None

(b)None

(c)During the three months ended June 30, 2024, no Section 16 officer or director of the Parent Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

a)Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Fifth Amended and Restated Service Agreement, dated as of April 1, 2024, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	4/4/24

10.2	(b) (c) (d)	Supplemental Indenture No. 8 to Master Indenture, dated as of April 26, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	4/30/24

10.3	(b) (c) (d)	Second Amendment to Series 2023-A Indenture Supplement, dated as of April 26, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.2	4/30/24

10.4	(b) (c) (d)	Thirteenth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of April 26, 2024, among WFN Credit Company, LLC, as transferor, Comenity Bank, as servicer, and U.S. Bank National Association, as trustee.	8-K	4.3	4/30/24

10.5	(b) (c) (d)	Fifth Amendment to Receivables Purchase Agreement, dated as of April 26, 2024, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.4	4/30/24

10.6	(b) (c) (d)	Eleventh Amendment to Transfer and Servicing Agreement, dated as of April 26, 2024, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.5	4/30/24

10.7	(b) (c) (d)	First Addendum to Appendix A of Fifth Amended and Restated Service Agreement, dated as of April 30, 2024, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	5/2/24

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.8	(b) (c) (d)	Series 2024-A Indenture Supplement, dated as of May 15, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	5/21/24

10.9	(b) (c) (d)	Second Addendum to Appendix A of Fifth Amended and Restated Service Agreement, dated as of May 31, 2024, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	6/4/24

10.10	(b) (c) (d)	Third Addendum to Appendix A of Fifth Amended and Restated Service Agreement, dated as of June 30, 2024, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	7/2/24

*+10.11	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2024 Omnibus Incentive Plan.

*^+10.12	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2024 Omnibus Incentive Plan.

*+10.13	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2024 Omnibus Incentive Plan.

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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
The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________________________________

*Filed herewith
**Furnished herewith
+    Management contract, compensatory plan or arrangement
^    Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Bread Financial Holdings, Inc. hereby undertakes to furnish supplementally copies of any of the omitted exhibits upon request by the U.S. Securities and Exchange Commission.

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

DATE: August 1, 2024

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: August 1, 2024

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer