Form 10-Q
period 2024-09-30
BREAD FINANCIAL HOLDINGS, INC.
filed 2024-10-31
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 25, 2024, 49,715,062 shares of common stock were outstanding.

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

OVERVIEW

We are a tech-forward financial services company that provides simple, personalized payment, lending and saving solutions. We create opportunities for our customers and partners through digitally enabled choices that offer ease, empowerment, financial flexibility and exceptional customer experiences. Driven by a digital-first approach, data insights and white-label technology, we deliver growth for our partners through a comprehensive product suite, including private label and co-brand credit cards and buy now, pay later (BNPL) products such as installment loans and our “split-pay” offerings. We also offer direct-to-consumer solutions that give customers more access, choice and freedom through our branded Bread Cashback® American Express® Credit Card, Bread RewardsTM American Express® Credit Card and Bread Savings® products.

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

•In August and again in September 2024, we entered into separate, privately negotiated repurchase agreements with a limited number of convertible note holders to repurchase a portion of our outstanding $316 million aggregate principal amount of 4.25% Convertible Senior Notes due 2028 (the Convertible Notes). From a GAAP perspective, we paid a premium to induce these repurchases which resulted in an impact to non-interest expenses. This aggregate $96 million impact is reflected in Total non-interest expenses, with a corresponding $5 million favorable tax impact, also reflected in Net income and consequentially our Earnings per diluted share. We have shown adjustments to these three financial statement line items, for total Company as well as for continuing operations, to exclude the impact from our repurchased Convertible Notes. We use Adjusted total non-interest expenses, Adjusted net income, and Adjusted earnings per diluted share to more clearly evaluate the ongoing operations of the Company.
•Pretax pre-provision earnings (PPNR) represents Income from continuing operations before income taxes and the Provision for credit losses. PPNR excluding gain on portfolio sale and impact from repurchased Convertible Notes then excludes from PPNR the gain on any portfolio sale in the period, as well as the inducement expense from our repurchased Convertible Notes in the period. We use PPNR and PPNR excluding gain on portfolio sale and impact from repurchased Convertible Notes as metrics to evaluate our results of operations before income taxes, excluding the volatility that can occur within Provision for credit losses and the one-time nature of a gain on the sale of a portfolio and/or the impact from repurchased Convertible Notes.
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

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the third quarter of 2024, as well as our related outlook for the remainder of 2024 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations”, “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein, and in our 2023 Form 10-K as well as our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which provide further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the discussion included herein is for the three months ended September 30, 2024, compared with the same period in the prior year.

Credit sales of $6.5 billion were down 3% year-over-year reflecting self-moderated consumer spending and strategic credit tightening, partially offset by new brand partner growth. Average credit card and other loans of $17.8 billion increased 1%, also driven primarily by new brand partner growth, as well as a stabilizing consumer spending trend. End-of-period credit card and other loans of $17.9 billion were flat year-over-year. Total interest income was down 2% from the third quarter of 2023, primarily as a result of lower Interest and fees on loans due to decreased late fees driven by lower early-stage delinquency volumes, our gradual shift in product mix to a lower proportion of private label accounts which tend to have higher late fees, and higher reversals of interest and fees resulting from higher gross credit losses; all partially offset by Interest on cash and investment securities. Net interest margin for the third quarter of 2024 was 18.8%, relative to 20.6% for the third quarter of 2023, driven by decreased late fees and higher funding costs, particularly with direct-to-consumer (DTC) deposits. Year-over-year, Non-interest income decreased $3 million, primarily driven by a decrease in the current year in merchant discount fees resulting from lower “big ticket” credit sales. Overall, Total net interest and non-interest income for the quarter was $983 million, down 5% versus the third quarter of 2023.

Provision for credit losses increased for the quarter ended September 30, 2024, relative to the third quarter of 2023, driven by a $22 million reserve build in the current year period compared with a flat reserve build in the prior year period. The increase in Provision for credit losses also includes net principal losses of $347 million and $304 million during those same respective periods.

Our Allowance for credit losses decreased as of September 30, 2024, relative to December 31, 2023, due primarily to lower Credit card and other loans balances, which are down from their seasonal peak at the beginning of 2024, partially offset by the increased reserve rate. Overall, we continue to maintain an elevated reserve rate, 12.2% as of September 30, 2024, reflecting a conservative weighting of economic scenarios in our credit reserve modeling, which we intend to maintain until we see sustained improvement in delinquencies and an improved macroeconomic outlook. From an overall credit quality perspective, our percentage of Vantage 660+ cardholders remains above pre-pandemic levels due to prudent credit tightening and a more diversified product mix, with co-brand and proprietary cards representing a larger proportion of our portfolio.

Total non-interest expenses of $574 million increased 14% from the third quarter of 2023. The year-over-year increase was primarily driven by the impact from our repurchased Convertible Notes, which increased Total non-interest expenses by $96 million. Excluding the impact from our repurchased Convertible Notes, Adjusted total non-interest expenses, a Non-GAAP financial measure, decreased 5% from the third quarter of 2023, driven by a decrease in Card and processing expenses, including fraud, partially offset by an increase in Employee compensation and benefits expense due to higher short-term and long-term incentive compensation.

We continued strengthening our balance sheet during the third quarter of 2024, by reducing debt and dilution risk, while growing our Common equity tier 1 capital ratio to 13.3% as of September 30, 2024, a 40 basis points improvement year-over-year. Additionally, DTC deposits increased to $7.5 billion as of September 30, 2024, with average DTC deposits now representing 41% of our total funding, up from 35% a year ago.

During the third quarter of 2024 we made further progress with the implementation of our mitigation strategy in response to the final rule on credit card late fees published by the Consumer Financial Protection Bureau (CFPB). Industry organizations have challenged the final rule in court, and the ultimate outcome of such challenge, including the impact on the final rule, is uncertain. The final rule had an original effective date of May 14, 2024; however, on May 10, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule, and the injunction granted remains in effect as of the date of this report. We are closely monitoring the ongoing litigation related to the rule, but also continue to execute on our mitigation strategy given the uncertainty surrounding the timing and outcome. Because of that uncertainty, our full year 2024 financial outlook assumes the final rule does not take effect this year. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 for our 2024 financial outlook inclusive of impacts from the CFPB's final rule on credit card late fees.

Our 2024 financial outlook reflects slower Credit sales growth as a result of continued moderation in consumer spending and strategic credit tightening, both of which consequently will impact growth in Credit card and other loans and Net interest and non-interest income, as well as the Net loss rate. In addition, our 2024 outlook assumes ongoing interest rate decreases by the Federal Reserve Board, which will slightly decrease Total net interest income.

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

As a result of efficiencies gained from our ongoing investments in technology modernization and digital advancement, along with disciplined expense management, we expect Total non-interest expenses excluding the impact from our repurchased Convertible Notes, a Non-GAAP financial measure, to be down mid-single digits on a percentage point basis relative to 2023. Total non-interest expenses are projected to be higher sequentially in the fourth quarter of 2024 compared with the third quarter’s Adjusted total non-interest expenses, a Non-GAAP financial measure, due to higher sales volumes and marketing expenses.

Our 2024 financial outlook continues to assume a full year Net loss rate in the low 8% range. As a result of the recent hurricanes we have frozen delinquency progression for cardholders in Federal Emergency Management Agency identified impact zones, which will result in a modest shift of approximately $10 million in net credit losses from the fourth quarter of 2024 to the second quarter of 2025, and therefore a slightly lower net loss rate in the fourth quarter and consequently an offsetting higher net loss rate in the second quarter of 2025.

In our 2024 financial outlook, we also expect our full year normalized effective tax rate, excluding the impact from our repurchased Convertible Notes, a Non-GAAP financial measure, to be in the range of 25% to 26%, with quarter-over-quarter variability due to the timing of certain discrete items.

We remain disciplined in our commitment to our capital priorities and are confident in our ability to adapt our business to potential regulatory and economic changes while achieving strong financial results.

Note: We are unable to provide a quantitative reconciliation of the forward-looking 2024 financial outlook for the Non-GAAP financial measures above, to their most directly comparable forward-looking GAAP measures, as we cannot reliably predict all of the necessary components of such forward-looking GAAP measures without unreasonable effort.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the three and nine months ended September 30, 2024, compared with the same periods in the prior year, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment” above.

Table 1: Summary of Our Financial Performance

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$983	$1,031	(48)	(5)	$2,913	$3,273	(360)	(11)
Provision for credit losses	369	304	65	21	980	747	233	31
Total non-interest expenses	574	502	72	14	1,525	1,576	(51)	(3)
Income from continuing operations before income taxes	40	225	(185)	(82)	408	950	(542)	(57)
Provision for income taxes	37	52	(15)	(29)	136	257	(121)	(47)
Income from continuing operations	3	173	(170)	(98)	272	693	(421)	(61)
Loss from discontinued operations, net of income taxes (1)	(1)	(2)	1	(64)	(2)	(18)	16	(90)
Net income	2	171	(169)	(99)	270	675	(405)	(60)
Adjusted net income (2)	93	171	(78)	(46)	361	675	(314)	(47)

Net income per diluted share	$0.05	$3.42	(3.37)	(99)	$5.37	$13.44	(8.07)	(60)
Adjusted net income per diluted share (2)	$1.83	$3.42	(1.59)	(47)	$7.17	$13.44	(6.27)	(47)
Income from continuing operations per diluted share	$0.06	$3.46	(3.40)	(98)	$5.40	$13.80	(8.40)	(61)
Adjusted income from continuing operations per diluted share (2)	$1.84	$3.46	(1.62)	(47)	$7.20	$13.80	(6.60)	(48)
Net interest margin (3)	18.8%	20.6%		(1.8)	18.5%	19.4%		(0.9)
Return on average tangible common equity (4)	0.5%	34.3%		(33.8)	14.8%	48.9%		(34.1)
Effective income tax rate — continuing operations	92.2%	23.0%		69.2	33.4%	27.1%		6.3
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
(2)Adjusted for the impact from our repurchased Convertible Notes, and therefore represent Non-GAAP financial measures. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
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

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,224	$1,256	(32)	(3)	$3,645	$3,697	(52)	(1)
Interest on cash and investment securities	53	45	8	19	161	135	26	19
Total interest income	1,277	1,301	(24)	(2)	3,806	3,832	(26)	(1)
Interest expense
Interest on deposits	153	143	10	7	461	387	74	19
Interest on borrowings	87	76	11	13	268	254	14	5
Total interest expense	240	219	21	9	729	641	88	14
Net interest income	1,037	1,082	(45)	(4)	3,077	3,191	(114)	(4)
Non-interest income
Interchange revenue, net of retailer share arrangements	(95)	(84)	(11)	14	(272)	(244)	(28)	11
Gain on portfolio sale	4	—	4	nm	9	230	(221)	(96)
Other	37	33	4	11	99	96	3	3
Total non-interest income	(54)	(51)	(3)	7	(164)	82	(246)	(301)
Total net interest and non-interest income	983	1,031	(48)	(5)	2,913	3,273	(360)	(11)
Provision for credit losses	369	304	65	21	980	747	233	31
Total net interest and non-interest income, after provision for credit losses	$614	$727	(113)	(15)	$1,933	$2,526	(593)	(23)
__________________________________
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income decreased for the three and nine months ended September 30, 2024, due to the following:

•Interest and fees on loans decreased during the three and nine months ended September 30, 2024, due primarily to lower late fees driven by lower early-stage delinquency volumes and from our gradual shift in product mix to a lower proportion of private label accounts, as well as higher reversals of interest and fees resulting from higher gross credit losses; collectively decreasing finance charge and late fee yields by approximately 124 basis points and 13 basis points, respectively.
•Interest on cash and investment securities increased during the three and nine months ended September 30, 2024, partially offsetting the decrease in Interest and fees on loans, due to higher average balances which increased interest income by $9 million and $16 million, respectively, as well as, during the nine month period, higher average interest rates which increased interest income by $9 million.

Interest expense: Total interest expense increased for the three and nine months ended September 30, 2024, due to the following:

•Interest on deposits increased due to higher average interest rates which increased interest expense by $14 million and $76 million over the respective periods of comparison, partially offset by lower average wholesale deposit balances, which decreased funding costs by $4 million and $2 million over the respective periods of comparisons.
•Interest on borrowings increased during the three month period due to higher average borrowings which increased funding costs by $7 million, as well as higher average interest rates which increased funding costs by $4 million. Whereas during the nine month period, Interest on borrowings increased due to higher average interest rates which increased funding costs by $38 million, partially offset by lower average borrowings which decreased funding costs by $24 million.

Non-interest income: Total non-interest income decreased for the three and nine months ended September 30, 2024, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, increased for the three and nine month periods driven by a decrease in merchant discount fees, from lower “big ticket” credit sales, and interchange revenue earned, partially offset by a reduction in costs associated with brand partner retailer share arrangements.
•Gain on portfolio sale reflects the gain we recognized from the sale of a credit card loan portfolio in April 2024, that was adjusted during the three months ended September 30, 2024 to recognize an incremental amount due under the purchase and sale agreement. For 2023, we recognized a gain from the sale of the BJ's Wholesale Club (BJ’s) portfolio in late February 2023.

Provision for credit losses increased during the three months ended September 30, 2024, driven by a $22 million reserve build in the current year period compared with a flat reserve build in the prior year period. The increase in Provision for credit losses also includes net principal losses of $347 million and $304 million during those same respective periods. Provision for credit losses increased during the nine months ended September 30, 2024, driven by a $142 million reserve release in the current year period compared with a $251 million reserve release in the prior year period, with the release in the prior year period primarily related to the sale of the BJ's portfolio. The reserve releases in both years were offset by net principal losses of $1,122 million and $998 million during those same respective periods. Overall, we continue to maintain an elevated reserve rate, 12.2% as of September 30, 2024, reflecting a conservative weighting of economic scenarios in our credit reserve modeling, which we intend to maintain until we see sustained improvement in delinquencies and an improved macroeconomic outlook.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$228	$210	18	9	$655	$647	8	1
Card and processing expenses	77	104	(27)	(26)	241	339	(98)	(29)
Information processing and communication	73	73	—	—	220	222	(2)	(1)
Marketing expenses	38	36	2	5	99	115	(16)	(14)
Depreciation and amortization	22	23	(1)	(7)	68	92	(24)	(27)
Other	136	56	80	142	242	161	81	51
Total non-interest expenses	$574	$502	72	14	$1,525	$1,576	(51)	(3)

Adjusted total non-interest expenses (1)	478	502	(24)	(5)	1,429	1,576	(147)	(9)
__________________________________
(1)Adjusts Total non-interest expenses for the $96 million impact from our repurchased Convertible Notes, included in Other, and therefore represents a Non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses increased for the three month ended September 30, 2024 and decreased for the nine months ended September 30, 2024. Adjusted total non-interest expenses, which represents a Non-GAAP financial measure and has been adjusted for the $96 million impact from our repurchased Convertible Notes, decreased in both periods of comparison.

•Employee compensation and benefits increased in both the three and nine month periods due to higher short-term and long-term incentive compensation, partially offset by ongoing strategic adjustments in customer care staffing, as well as a reduction in demand-based outsourced and contract labor.
•Card and processing expenses decreased in both the three and nine month periods due primarily to lower fraud losses, as well as reduced volume-related card and statement costs.
•Marketing expenses were essentially flat during the three month period and decreased during the nine month period due primarily to decreased spending associated with brand partner and BFH joint marketing campaigns, partially offset by higher spending associated with DTC product offerings.
•Depreciation and amortization was essentially flat during the three month period and decreased during the nine month period due to lower amortization for developed technology associated with an acquisition completed in late 2020.
•Other increased in both the three and nine month periods primarily related to the impact from our repurchased Convertible Notes; excluding that impact Other expenses decreased in both periods of comparison due to decreased legal and other business activity costs.

Income Taxes

The Provision for income taxes decreased for the three months ended September 30, 2024 primarily driven by a decrease in Income from continuing operations before income taxes. The effective tax rate was 92.2% and 23.0% for the three month periods ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate resulted from an increase in nondeductible items in the current year period, primarily related to the nondeductible portion of our repurchased Convertible Notes transactions, and a favorable discrete item in the prior year period. The Provision for income taxes decreased for the nine months ended September 30, 2024 primarily driven by a decrease in Income from continuing operations before income taxes in the current year relative to the prior year period, which itself was higher due to the gain on the sale of the BJ's portfolio. The effective tax rate was 33.4% and 27.1% for the nine month periods ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate was also driven primarily by an increase in nondeductible items in the current year period related to the nondeductible portion of our repurchased Convertible Notes transactions.

Discontinued Operations

The Loss from discontinued operations, net of income taxes includes amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019, and primarily relate to contractual indemnification and tax-related matters. For additional information refer to Note 22, “Discontinued Operations and Bank Holding Company Financial Presentation” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
(Millions, except per share amounts and percentages)
Credit sales	$6,464	$6,668	(3)	$19,064	$21,098	(10)
PPNR (1)	409	529	(23)	1,388	1,697	(18)
PPNR excluding gain on portfolio sale and impact from repurchased Convertible Notes (1)	501	529	(5)	1,475	1,467	1
Average credit card and other loans	17,766	17,540	1	18,060	18,199	(1)
End-of-period credit card and other loans	17,933	17,922	—	17,933	17,922	—
End-of-period direct-to-consumer (retail) deposits	7,483	6,098	23	7,483	6,098	23

Return on average assets (2)	0.1%	3.2%	(3.1)	1.6%	4.1%	(2.5)
Return on average equity (3)	0.4%	24.8%	(24.4)	11.3%	34.5%	(23.2)
Return on average tangible common equity (4)	0.5%	34.3%	(33.8)	14.8%	48.9%	(34.1)

Net interest margin (5)	18.8%	20.6%	(1.8)	18.5%	19.4%	(0.9)
Loan yield (6)	27.4%	28.6%	(1.2)	27.0%	27.1%	(0.1)

Efficiency ratio (7)	58.4%	48.7%	9.7	52.3%	48.2%	4.1

Double leverage ratio (8)	103.4%	127.4%	(24.0)	103.4%	127.4%	(24.0)
Common equity tier 1 capital ratio (9)	13.3%	12.9%	0.4	13.3%	12.9%	0.4
Total risk-based capital ratio (10)	14.6%	14.2%	0.4	14.6%	14.2%	0.4
Total risk-weighted assets (11)	$19,010	$18,730	1	$19,010	$18,730	1
Tangible common equity / tangible assets ratio (TCE/TA) (12)	11.2%	10.0%	1.2	11.2%	10.0%	1.2
Tangible book value per common share (13)	$47.48	$42.45	12	$47.48	$42.45	12

Payment rate (14)	14.0%	14.4%	(0.4)	14.0%	14.4%	(0.4)

Delinquency rate (15)	6.4%	6.3%	0.1	6.4%	6.3%	0.1
Net loss rate (16)	7.8%	6.9%	0.9	8.3%	7.3%	1.0
Reserve rate (17)	12.2%	12.3%	(0.1)	12.2%	12.3%	(0.1)
__________________________________
Note: Beginning in 2024, we revised the calculation of average balances to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, average balances represent the average balance at the beginning and end of each month, averaged over the periods indicated.
(1)PPNR represents Income from continuing operations before income taxes and the Provision for credit losses. PPNR is a Non-GAAP financial measure. PPNR excluding gain on portfolio sale and impact from repurchased Convertible Notes excludes from PPNR the gain on any portfolio sale in the period, as well as the impact from our repurchased Convertible Notes in the period, and is also a Non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
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
(9)Common equity tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders' equity has been reduced, primarily by Goodwill and intangible assets, net. For additional information, see “Legislative, Regulatory Matters and Capital Adequacy” included elsewhere in this report.
(10)Total risk-based capital ratio represents total capital divided by total risk-weighted assets. In the calculation of total capital, we follow the Basel III Standardized Approach and therefore tier 1 capital has been increased by tier 2 capital, which for us is the allowable portion of the Allowance for credit losses. For additional information, see “Legislative, Regulatory Matters and Capital Adequacy” included elsewhere in this report.
(11)Total risk-weighted assets are generally measured by allocating assets, and specified off-balance sheet exposures, to various risk categories as defined by the Basel III Standardized Approach. For additional information, see “Legislative, Regulatory Matters and Capital Adequacy” included elsewhere in this report.
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
(16)Net loss rate, an annualized rate, represents net principal losses for the period divided by Average credit card and other loans for the same period. Net loss rate for the three and nine months ended September 30, 2023 was impacted by the transition of our credit card processing services in June 2022.
(17)Reserve rate represents the Allowance for credit losses divided by End-of-period credit card and other loans.

Table 5: Net Interest Margin

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Average Balance (1)	Interest Income / Expense	Average Yield / Rate	Average Balance (1)	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,208	$53	5.07%	$3,469	$45	5.21%
Credit card and other loans	17,766	1,224	27.40%	17,540	1,256	28.64%
Total interest-earning assets	21,974	1,277	23.12%	21,009	1,301	24.77%

Direct-to-consumer (retail) deposits	7,293	91	4.95%	6,055	69	4.54%
Wholesale deposits	5,556	62	4.47%	7,093	74	4.17%
Interest-bearing deposits	12,849	153	4.74%	13,148	143	4.34%

Secured borrowings	3,477	57	6.54%	2,987	51	6.91%
Unsecured borrowings	1,282	30	9.19%	1,401	25	7.17%
Interest-bearing borrowings	4,759	87	7.26%	4,388	76	6.99%
Total interest-bearing liabilities	17,608	240	5.42%	17,536	219	5.00%

Net interest income		$1,037			$1,082

Net interest margin (2)		18.8%			20.6%

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Average Balance (1)	Interest Income / Expense	Average Yield / Rate	Average Balance (1)	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,174	$161	5.13%	$3,723	$135	4.84%
Credit card and other loans	18,060	3,645	26.96%	18,199	3,697	27.09%
Total interest-earning assets	22,234	3,806	22.86%	21,922	3,832	23.31%

Direct-to-consumer (retail) deposits	7,042	259	4.91%	5,813	175	4.01%
Wholesale deposits	6,116	202	4.41%	7,403	212	3.81%
Interest-bearing deposits	13,158	461	4.68%	13,216	387	3.90%

Secured borrowings	3,522	178	6.76%	3,480	169	6.52%
Unsecured borrowings	1,317	90	9.13%	1,705	85	6.64%
Interest-bearing borrowings	4,839	268	7.41%	5,185	254	6.56%
Total interest-bearing liabilities	17,997	729	5.41%	18,401	641	4.65%

Net interest income		$3,077			$3,191

Net interest margin (2)		18.5%			19.4%
______________________________
(1)Beginning in 2024, we revised the calculation of average balances to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, average balances represent the average balance at the beginning and end of each month, averaged over the periods indicated.
(2)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
(Millions, except per share amounts and percentages)
Adjusted net income
Net income	2	171	(99)	270	675	(60)
Impact from repurchased Convertible Notes	91	—	nm	91	—	nm
Adjusted net income	$93	$171	(46)	$361	$675	(47)

Adjusted net income per diluted share
Net income per diluted share	$0.05	$3.42	(99)	$5.37	$13.44	(60)
Impact from repurchased Convertible Notes	$1.78	$—	nm	$1.80	$—	nm
Adjusted net income per diluted share	$1.83	$3.42	(47)	$7.17	$13.44	(47)

Adjusted income from continuing operations per diluted share
Income from continuing operations per diluted share	$0.06	$3.46	(98)	$5.40	$13.80	(61)
Impact from repurchased Convertible Notes	$1.78	$—	nm	$1.80	$—	nm
Adjusted income from continuing operations per diluted share	$1.84	$3.46	(47)	$7.20	$13.80	(48)

Adjusted total non-interest expenses
Total non-interest expenses	$574	$502	14	$1,525	$1,576	(3)
Impact from repurchased Convertible Notes	96	—	nm	96	—	nm
Adjusted total non-interest expenses	478	502	(5)	1,429	1,576	(9)

Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$40	$225	(82)	$408	$950	(57)
Provision for credit losses	369	304	21	980	747	31
Pretax pre-provision earnings (PPNR)	409	529	(23)	1,388	1,697	(18)
Less: Gain on portfolio sale	(4)	—	nm	(9)	(230)	(96)
Add: Impact from repurchased Convertible Notes	96	—	nm	96	—	nm
PPNR excluding gain on portfolio sale and impact from repurchased Convertible Notes	501	529	(5)	1,475	1,467	1

Average tangible common equity
Average total stockholders’ equity	3,314	2,795	19	3,213	2,674	20
Less: Average goodwill and intangible assets, net	(748)	(775)	(4)	(753)	(785)	(4)
Average tangible common equity	2,566	2,020	27	2,460	1,889	30

Tangible common equity (TCE)
Total stockholders’ equity	3,112	2,864	9	3,112	2,864	9
Less: Goodwill and intangible assets, net	(754)	(771)	(2)	(754)	(771)	(2)
Tangible common equity (TCE)	2,358	2,093	13	2,358	2,093	13

	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
(Millions, except per share amounts and percentages)
Tangible assets (TA)
Total assets	21,736	21,608	1	21,736	21,608	1
Less: Goodwill and intangible assets, net	(754)	(771)	(2)	(754)	(771)	(2)
Tangible assets (TA)	$20,982	$20,837	1	$20,982	$20,837	1
__________________________________
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

ASSET QUALITY

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates, which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio and the success of our collection and recovery efforts. These rates also reflect, more broadly, the general macroeconomic conditions, including the compounding effect of persistent inflation relative to wage growth, and higher interest rates. Our Delinquency and Net principal loss rates are also impacted by the size of our Credit card and other loans portfolio, which serves as the denominator in the calculation of these rates. Accordingly, changes in the size of our portfolio (whether due to credit tightening, acquisitions or dispositions of portfolios or otherwise) may cause movements in our Delinquency and Net principal loss rates that are not necessarily indicative of the underlying credit quality of the overall portfolio.

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

The following table provides the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of the dates presented:

Table 7: Delinquency Trends on Credit Card and Other Loans

	September 30, 2024	% of Total	December 31, 2023	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,476	100.0%	$17,906	100.0%
Outstanding balances contractually delinquent
31 to 60 days	$308	1.9%	$346	1.9%
61 to 90 days	235	1.4%	250	1.4%
91 or more days	519	3.1%	567	3.2%
Total	$1,062	6.4%	$1,163	6.5%

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

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions, except percentages)
Average credit card and other loans	$17,766	$17,540	$18,060	$18,199
Net principal losses	347	304	1,122	998
Net principal losses as a percentage of average credit card and other loans (1)	7.8%	6.9%	8.3%	7.3%
__________________________________
(1)Net principal losses as a percentage of Average credit card and other loans for the three and nine months ended September 30, 2023 were impacted by the transition of our credit card processing services in June 2022.

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

The table below provides a summary of the credit ratings for the senior unsecured long-term debt of Bread Financial Holdings, Inc. as of September 30, 2024:

Bread Financial Holdings, Inc.	Moody’s	S&P	Fitch
Senior unsecured debt	Ba3	BB-	BB-
Outlook	Stable	Stable	Stable

We also seek to maintain appropriate and stable credit ratings for our credit card securitizations issued through World Financial Network Credit Card Master Note Trust (WFNMNT) from the rating agencies (DBRS, S&P and Fitch). The table below provides a summary of the structured finance credit ratings for certain of the asset-backed securities, specifically the Class A notes of WFNMNT as of September 30, 2024:

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

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of September 30, 2024, we were in compliance with all such covenants.

Credit Agreement

In June 2023, we entered into our credit agreement with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility). As of September 30, 2024, all $700 million remained available for future borrowings under the Revolving Credit Facility.

On October 18, 2024, we amended our Revolving Credit Facility to extend the maturity date from June 13, 2026 to October 18, 2028, as well as to delete the provisions relating to our prior term loan facility (which was repaid in full and terminated in December 2023) and make certain other amendments.

4.25% Convertible Senior Notes Due 2028

In June 2023, we issued and sold $316 million aggregate principal amount of 4.25% Convertible Senior Notes due 2028 (the Convertible Notes). The Convertible Notes bear interest at an annual rate of 4.25%, payable semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes mature on June 15, 2028, unless earlier repurchased, redeemed or converted. In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call (Capped Call) transactions with certain financial institution counterparties. These transactions are expected generally to reduce potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Convertible Notes, with such reduction and/or offset subject to a cap, based on the cap price. For additional information on the issuance of our Convertible Notes and our Capped Call transactions, see “Consolidated Liquidity and Capital Resources” under Part II of our 2023 Form 10-K.

In August 2024 we entered into separate, privately negotiated repurchase agreements with a limited number of Convertible Note holders to repurchase $238 million aggregate principal amount of our outstanding Convertible Notes for a final aggregate cash repurchase price of $374 million, which was funded with cash on hand. The final aggregate cash repurchase price, or settlement value, was subject to adjustment as a portion of the repurchase price for select repurchases was based in part on the daily volume-weighted average price per share of Parent Company’s common stock over an agreed measurement period beginning in August 2024 and ending in September 2024. In connection with these aggregate repurchases, we recognized an $87 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $60 million reduction in Additional paid-in capital (APIC) related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact.

In September 2024 we entered into two additional separate, privately negotiated repurchase agreements with holders of our Convertible Notes who approached us to repurchase $25 million aggregate principal amount of our outstanding Convertible Notes for a final aggregate cash repurchase price of $38 million, which was funded with cash on hand. The final aggregate cash repurchase price, or settlement value, was subject to adjustment as a portion of the repurchase price was based in part on the daily volume-weighted average price per share of Parent Company’s common stock over an agreed measurement period during September 2024. In connection with these aggregate repurchases, we recognized a $9 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $7 million reduction in APIC related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact.

In summary, in total through August and September 2024, we recognized a $96 million inducement expense in Other non-interest expenses representing the settlement value, inclusive of transaction fees, in excess of the conversion value, and a $67 million reduction in APIC representing the excess of the conversion value over the carrying value of the Convertible Notes repurchased and a deferred tax impact.

Following the settlement of these repurchases, $54 million of Convertible Notes remained outstanding as of September 30, 2024. We may, from time to time, seek to retire or repurchase our remaining outstanding Convertible Notes through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise.

Beginning on October 1, 2024, the Convertible Notes became convertible at the option of the holders during the quarterly period ending December 31, 2024, due to the last reported sales price per share of Parent Company’s common stock having exceeded 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding quarter i.e., the quarter ended September 30, 2024 (the Common Stock Sale Price Condition). The Common Stock Sale Price Condition is remeasured each quarter, so the Convertible Notes may continue or cease to be convertible in future quarters depending on the performance of our stock price. Upon any such conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock (at our election), in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. As of the date of this report, we have not received any conversion requests.

All of the Capped Call transactions continue to remain outstanding, notwithstanding the repurchases noted above. Although we do not trade or speculate in derivatives, the Capped Call transactions are expected to remain outstanding, possibly until maturity, with the objective of optimizing the economic value we receive under these transactions, in line with our strategic objectives designed to potentially offset certain of the economic impacts of the Convertible Notes.

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

Deposits

We utilize a variety of deposit products to finance our operating activities, including funding for our non-securitized credit card and other loans, and to fund the securitization enhancement requirements of the Banks. We offer DTC retail deposit products, including Individual Retirement Account savings and certificates of deposit which CCB began offering in June 2024, as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits, and includes brokered deposits). Across both our retail and wholesale deposits, the Banks offer various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks also issue certificates of deposit with scheduled maturity dates ranging between October 2024 and September 2029, in denominations of at least $1,000, on which interest is paid either monthly or at maturity. The following table summarizes our retail and wholesale deposit products by type and associated attributes as of the dates presented:

Table 9: Deposits

	September 30, 2024	December 31, 2023
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$7,483	$6,454
Wholesale	5,339	7,140
Total deposits	$12,822	$13,594

Non-maturity deposit products
Non-maturity deposits	$6,706	$6,597
Interest rate range	0.70% - 5.14%	0.70% - 5.64%
Weighted-average interest rate	4.56%	4.78%

Certificates of deposit
Certificates of deposit	$6,116	$6,997
Interest rate range	0.80% - 5.70%	0.50% - 5.70%
Weighted-average interest rate	4.73%	4.50%

As of September 30, 2024 and December 31, 2023, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $543 million (4% of Total deposits) and $509 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

Overall, we continue to improve our funding mix through actions taken to grow our DTC deposits and reduce our Parent Company unsecured borrowings, while maintaining the flexibility of secured, unsecured, and wholesale funding. Typical seasonality of credit card and other loan balance pay downs in the first quarter of each year, and efforts undertaken in 2024 to reduce our long-term unsecured debt, lowered our funding requirements by approximately $1.5 billion from year-end 2023. As a result, we opportunistically reduced our wholesale and brokered deposits, repurchased a portion of our outstanding Convertible Notes and paid down a portion of our secured conduit line balances, shown further below.

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

The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:
Table 10: Conduit Borrowing Capacity Rollforward and Maturities

(Millions)	December 31, 2023		Commitment	September 30, 2024
Conduit Facilities	Capacity	Drawn (6)	Increase	Capacity	Drawn (6)	Maturity Date
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$2,015	$—	$2,650	$1,380	October 2025
WFNMT 2009-VFC1 (2)	275	260	—	275	191	October 2024
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	1,025	—	2,250	377	February 2025
CCAST 2023-VFN1 (4)	250	250	—	250	250	September 2025
CCAST 2024-VFN1 (5)	—	—	200	200	—	February 2025
Total	$5,425	$3,550	$200	$5,625	$2,198
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
(2)2009-VFC1 Conduit issued under World Financial Network Credit Card Master Trust III (WFNMT).
(3)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT).
(4)2023-VFN1 Conduit issued under Comenity Capital Asset Securitization Trust (CCAST).
(5)2024-VFN1 Conduit issued under CCAST.
(6)Amounts drawn do not include $0.7 billion and $1.2 billion of debt issued by the Trusts as of September 30, 2024 and December 31, 2023, respectively, which were not sold, but were retained by us as a credit enhancement and therefore have been eliminated from the Total.

In May 2024, WFNMNT issued $570 million of Series 2024-A public term asset-backed notes, which mature in April 2027. The offering consisted of $500 million of Class A notes with a fixed interest rate of 5.47% per year, $44 million of zero coupon Class M notes, and $26 million of zero coupon Class B notes. The Class M and B notes were retained by us and eliminated from the Consolidated Balance Sheet. As well, in August 2024 WFNMNT issued $500 million of Series 2024-B public term asset-backed notes, which mature in July 2027. The offering consisted of $500 million of Class A notes with a fixed interest rate of 4.62% per year.

As of September 30, 2024, we had approximately $11.6 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

During the nine months ended September 30, 2024, under the authorized stock repurchase program, we acquired a total of 0.3 million shares of our common stock for $11 million. Following their repurchase, these 0.3 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock. As of September 30, 2024, we had $19 million remaining for future repurchases under the authorized stock repurchase program.

Dividends

During the three and nine months ended September 30, 2024, we paid $10 million and $32 million in dividends to holders of our common stock. On October 24, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on December 13, 2024, to stockholders of record at the close of business on November 8, 2024.

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

Cash Flows

The table below summarizes our cash flow activity for the periods indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities:

Table 11: Cash Flows

	Nine Months Ended September 30,
	2024	2023
(Millions)
Total cash used in:
Operating activities	$1,380	$1,370
Investing activities	182	2,579
Financing activities	(1,707)	(4,481)
Net decrease in cash, cash equivalents and restricted cash	$(145)	$(532)

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $1,380 million and $1,370 million for the nine months ended September 30, 2024 and 2023, respectively. The net cash provided by operating activities during these periods was primarily driven by cash generated from net income for the periods after adjusting for the Provision for credit losses in both periods of comparison, and for the nine months ended September 30, 2024, the Loss on debt extinguishment and repurchased Convertible Notes and for the nine months ended September 30, 2023, the Gain on portfolio sale.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash provided by investing activities was $182 million and $2,579 million for the nine months ended September 30, 2024 and 2023, respectively. The net cash provided by investing activities during the nine months ended September 30, 2024 was primarily due to the paydown of Credit card and other loans, as well as the sale of a credit card loan portfolio, partially offset by the purchase of a credit card loan portfolio. The net cash provided by investing activities during the nine months ended September 30, 2023 was primarily due to the sale of the BJ's portfolio and the paydown of Credit card and other loans.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $1,707 million and $4,481 million for the nine months ended September 30, 2024 and 2023, respectively. The net cash used in financing activities during these periods was primarily driven by net repayments of both debt issued by consolidated variable interest entities (securitizations) and unsecured borrowings, including our repurchased Convertible Notes, as well as a net decrease in wholesale deposits.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we have generally sought to rely on operating efficiencies from scale, technology modernization and digital advancement, and expansion in lower cost jurisdictions (in select circumstances) to offset increased costs of employee compensation and other operating expenses impacted by inflation. We also recognize that a customer’s ability and willingness to repay us has been negatively impacted by factors such as inflation and the effects of higher interest rates, which results in higher delinquencies that could lead to increased credit losses, as reflected in our elevated Reserve rate. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures continue to persist, they could increase the risk of a recession, which may adversely impact our business, results of operations and financial condition.

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

LEGISLATIVE, REGULATORY MATTERS AND CAPITAL ADEQUACY

CB is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. CCB is also subject to various regulatory capital requirements administered by the State of Utah and the FDIC. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company. For additional information about legislative and regulatory matters impacting us, see “Business–Supervision and Regulation” under Part I of our 2023 Form 10-K. For additional detail regarding the CFPB’s final rule relating to credit card late fees, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment” and “Risk Factors” included herein and in our 2023 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

As referenced above, our business is subject to extensive federal and state laws and regulations, as well as related regulation and supervision, including by the FDIC, CFPB and other federal and state authorities. Pending and future laws and regulations (state and federal) may adversely impact our business. We actively monitor legislation and rulemaking that could impact our business and operations, including the FDIC’s proposed rulemakings during the quarter. Among other rulemakings, in August 2024 the FDIC issued (i) proposed rule changes that would expand the scope of deposits that constitute “brokered deposits,” which are subject to greater regulatory requirements (the Proposed Brokered Deposits Rule), and (ii) proposed rule changes that would permit the FDIC to determine that parent companies of legacy industrial banks/loan companies (such as CCB) are “covered companies” subjecting them to regulation by the FDIC (the Proposed ILC Parent Company Rule). We have submitted a comment letter to the FDIC in opposition to the Proposed ILC Parent Company Rule, and we intend to participate in the comment letter process in opposition to the Proposed Brokered Deposits Rule.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of September 30, 2024 and 2023, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

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

As of September 30, 2024 the actual capital ratios and minimum ratios for each Bank, as well as Bread Financial, are as follows:

Table 12: Capital Ratios

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	13.3%	4.5%	6.5%
Tier 1 capital ratio (2)	13.3	6.0	8.0
Total risk-based capital ratio (3)	14.6	8.0	10.0
Tier 1 leverage capital ratio (4)	11.7	4.0	5.0
Total risk-weighted assets (5)	$19,010

Comenity Bank
Common equity tier 1 capital ratio (1)	17.4%	4.5%	6.5%
Tier 1 capital ratio (2)	17.4	6.0	8.0
Total risk-based capital ratio (3)	18.8	8.0	10.0
Tier 1 leverage capital ratio (4)	15.2	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	16.0%	4.5%	6.5%
Tier 1 capital ratio (2)	16.0	6.0	8.0
Total risk-based capital ratio (3)	17.4	8.0	10.0
Tier 1 leverage capital ratio (4)	14.4	4.0	5.0
__________________________________
(1)Common equity tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders' equity has been reduced, primarily by Goodwill and intangible assets, net. See below for a reconciliation of our Total stockholders’ equity under GAAP to tier 1 and tier 2 capital under the Basel III Standardized Approach.
(2)Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders' equity has been reduced, primarily by Goodwill and intangible assets, net. See below for a reconciliation of our Total stockholders’ equity under GAAP to tier 1 and tier 2 capital under the Basel III Standardized Approach.
(3)Total risk-based capital ratio represents total capital divided by total risk-weighted assets. In the calculation of total capital, we follow the Basel III Standardized Approach and therefore tier 1 capital has been increased by tier 2 capital, which for us is the allowable portion of the Allowance for credit losses. See below for a reconciliation of our Total stockholders’ equity under GAAP to tier 1 and tier 2 capital under the Basel III Standardized Approach.
(4)Tier 1 leverage capital ratio represents tier 1 capital divided by total average assets, after certain adjustments.
(5)Total risk-weighted assets are generally measured by allocating assets, and specified off-balance sheet exposures, to various risk categories as defined by the Basel III Standardized Approach.

The following table provides a reconciliation of our Total stockholders’ equity under GAAP to Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital, Tier 2 capital and Total capital, as of the date presented:

September 30, 2024
(Millions)
Total stockholders’ equity	$3,112
CECL phase-in adjustment	139
Total stockholders’ equity, net of CECL phase-in	3,251
Less:
Goodwill (1)	594
Intangible assets	120
Other	17
Common equity tier 1 capital	2,520

Tier 1 capital	2,520

Qualifying allowance for credit losses (2)	260
Tier 2 capital	260

Total capital	$2,780
__________________________________
(1)Goodwill, net of the related $40 million deferred tax liability.
(2)The allowable portion of the Allowance for credit losses, which is a maximum of 1.25% of RWA and is net of applicable CECL phase-in adjustments.

The following table provides the changes in our Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital and Tier 2 capital for the periods presented:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
(Millions)
Common equity tier 1 capital beginning balance	$2,593	$2,466
Net income applicable to common equity	2	$270
Dividends declared on common stock	(11)	(33)
Changes in additional paid-in capital	(55)	(45)
Changes in intangible assets	(9)	(8)
Other (1)	—	(130)
Common equity tier 1 capital	2,520	2,520

Tier 1 capital	2,520	$2,520

Tier 2 capital beginning balance	258	273
Change in qualifying allowance for credit losses	2	(13)
Tier 2 capital	260	260

Total capital	$2,780	$2,780
________________________________
(1)Includes the impact of the CECL phase-in adjustment and the cumulative effect, net of tax, of adopting the proportional amortization method of accounting for our tax credit investment.

Further information about each Bank’s capital components and calculations can be found in each Bank’s Consolidated Reports of Condition and Income Form FFIEC 041 (Call Reports) as filed with the FDIC.

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

On August 22, 2024, each Bank entered into an agreement with the FDIC to pay civil money penalties (CMPs) of $1 million per Bank. The CMPs arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and were related to disruptions to the Banks’ customer reward programs and automatic payments following the transition. These issues were self-identified and remediated timely, and the Banks provided full cooperation with the regulators throughout their examination. The Banks’ agreements to pay the CMPs did not require admission of wrongdoing, and there are no operational limitations on the Banks or our business associated with the CMPs.

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
•global political, market, public health and social events or conditions, including ongoing wars and military conflicts and natural disasters;
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
•pending and future litigation;
•pending and future federal and state legislation, regulation, supervisory guidance and regulatory and legal actions including, but not limited to, those related to financial regulatory reform and consumer financial services practices, as well as any such actions with respect to late fees, interchange fees or other charges;
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
•any tax or other liability or adverse impacts arising out of or related to the spinoff of our former LoyaltyOne segment or the bankruptcy filings of Loyalty Ventures Inc. (LVI) and certain of its subsidiaries and subsequent litigation or other disputes; and

•those factors identified in our filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2023 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

Item 1. Financial Statements.
BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,224	$1,256	$3,645	$3,697
Interest on cash and investment securities	53	45	161	135
Total interest income	1,277	1,301	3,806	3,832
Interest expense
Interest on deposits	153	143	461	387
Interest on borrowings	87	76	268	254
Total interest expense	240	219	729	641
Net interest income	1,037	1,082	3,077	3,191
Non-interest income
Interchange revenue, net of retailer share arrangements	(95)	(84)	(272)	(244)
Gain on portfolio sale	4	—	9	230
Other	37	33	99	96
Total non-interest income	(54)	(51)	(164)	82
Total net interest and non-interest income	983	1,031	2,913	3,273
Provision for credit losses	369	304	980	747
Total net interest and non-interest income, after provision for credit losses	614	727	1,933	2,526
Non-interest expenses
Employee compensation and benefits	228	210	655	647
Card and processing expenses	77	104	241	339
Information processing and communication	73	73	220	222
Marketing expenses	38	36	99	115
Depreciation and amortization	22	23	68	92
Other	136	56	242	161
Total non-interest expenses	574	502	1,525	1,576
Income from continuing operations before income taxes	40	225	408	950
Provision for income taxes	37	52	136	257
Income from continuing operations	3	173	272	693
Loss from discontinued operations, net of income taxes (1)	(1)	(2)	(2)	(18)
Net income	$2	$171	$270	$675

Basic income per share (Note 15)
Income from continuing operations	$0.06	$3.47	$5.48	$13.85
Loss from discontinued operations	$(0.01)	$(0.03)	$(0.04)	$(0.37)
Net income per share	$0.05	$3.44	$5.44	$13.48

Diluted income per share (Note 15)
Income from continuing operations	$0.06	$3.46	$5.40	$13.80
Loss from discontinued operations	$(0.01)	$(0.04)	$(0.03)	$(0.36)
Net income per share	$0.05	$3.42	$5.37	$13.44

Weighted average common shares outstanding (Note 15)
Basic	49.7	49.9	49.6	50.0
Diluted	51.0	50.1	50.3	50.2
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
See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions)
Net income	$2	$171	$270	$675

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	8	(9)	4	(8)
Tax (expense) benefit	(2)	2	(1)	2
Unrealized gain (loss) on available-for-sale debt securities, net of tax	6	(7)	3	(6)

Other comprehensive income (loss), net of tax	6	(7)	3	(6)

Total comprehensive income, net of tax	$8	$164	$273	$669

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,451	$3,590
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities September 30, 2024, $11,644; December 31, 2023, $12,844, respectively)	17,933	19,333
Allowance for credit losses	(2,190)	(2,328)
Credit card and other loans, net	15,743	17,005
Investments (Fair value: September 30, 2024, $230; December 31, 2023, $217)	277	253
Property and equipment, net	148	167
Goodwill and intangible assets, net	754	762
Other assets	1,363	1,364
Total assets	$21,736	$23,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	12,847	13,620
Debt issued by consolidated variable interest entities	3,543	3,898
Long-term and other debt	1,041	1,394
Other liabilities	1,193	1,311
Total liabilities	18,624	20,223
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 49.7 million shares as of September 30, 2024 and 49.3 million shares as of December 31, 2023, respectively.	1	1
Additional paid-in capital	2,124	2,169
Retained earnings	1,003	767
Accumulated other comprehensive loss	(16)	(19)
Total stockholders’ equity	3,112	2,918
Total liabilities and stockholders’ equity	$21,736	$23,141

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2024	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of June 30, 2024	49.7	$1	$2,179	$1,012	$(22)	$3,170
Net income	—	—	—	2	—	2
Other comprehensive income	—	—	—	—	6	6
Stock-based compensation	—	—	12	—	—	12
Repurchases of Convertible Notes	—	—	(67)	—	—	(67)
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(11)	—	(11)
Balance as of September 30, 2024	49.7	$1	$2,124	$1,003	$(16)	$3,112

Three Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of June 30, 2023	50.1	$1	$2,181	$574	$(20)	$2,736
Net income	—	—	—	171	—	171
Other comprehensive loss	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	10	—	—	10
Repurchases of common stock	(0.9)	—	(35)	—	—	(35)
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(10)	—	(10)
Issuance of shares to employees, net of shares withheld for employee taxes	0.1	—	(1)	—	—	(1)
Balance as of September 30, 2023	49.3	$1	$2,155	$735	$(27)	$2,864

See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2024	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2023	49.3	$1	$2,169	$767	$(19)	$2,918
Cumulative effect of change in accounting principle (1)	—	—	—	(1)	—	(1)
Net income	—	—	—	270	—	270
Other comprehensive income	—	—	—	—	3	3
Stock-based compensation	—	—	41	—	—	41
Repurchases of common stock	(0.3)	—	(11)	—	—	(11)
Repurchases of Convertible Notes	—	—	(67)	—	—	(67)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	(33)	—	(33)
Issuance of shares to employees, net of shares withheld for employee taxes	0.7	—	(8)	—	—	(8)
Balance as of September 30, 2024	49.7	$1	$2,124	$1,003	$(16)	$3,112

Nine Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2022	49.9	$1	$2,192	$93	$(21)	$2,265
Net income	—	—	—	675	—	675
Other comprehensive loss	—	—	—	—	(6)	(6)
Stock-based compensation	—	—	32	—	—	32
Capped call transactions for convertible senior notes due 2028	—	—	(30)	—	—	(30)
Repurchases of common stock	(0.9)		(35)			(35)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	(33)	—	(33)
Issuance of shares to employees, net of shares withheld for employee taxes	0.3	—	(4)	—	—	(4)
Balance as of September 30, 2023	49.3	$1	$2,155	$735	$(27)	$2,864
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
See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$270	$675
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	980	747
Depreciation and amortization	68	92
Deferred income taxes	(64)	(35)
Non-cash stock compensation	41	32
Amortization of deferred financing costs	17	20
Amortization of deferred origination costs	72	67
Gain on portfolio sale	(9)	(230)
Loss (gain) on debt extinguishment and repurchased Convertible Notes	105	(3)
Change in other operating assets and liabilities
Change in other assets	34	38
Change in other liabilities	(115)	(56)
Other	(19)	23
Net cash provided by operating activities	1,380	1,370

CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	505	217
Proceeds from sale of credit card loan portfolios	100	2,499
Purchase of credit card loan portfolio	(375)	(81)
Purchases of investments	(29)	(39)
Maturities of investments	10	10
Other, including capital expenditures	(29)	(27)
Net cash provided by investing activities	182	2,579

CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	300	801
Repayments/maturities of unsecured borrowings under debt agreements	(821)	(1,299)
Debt issued by consolidated variable interest entities	1,265	1,517
Repayments/maturities of debt issued by consolidated variable interest entities	(1,617)	(4,782)
Net decrease in deposits	(775)	(559)
Payment of deferred financing costs	(8)	(50)
Payment for capped call transactions	—	(39)
Dividends paid	(32)	(32)
Repurchase of common stock	(11)	(35)
Other	(8)	(3)
Net cash used in financing activities	(1,707)	(4,481)

Change in cash, cash equivalents and restricted cash	(145)	(532)
Cash, cash equivalents and restricted cash at beginning of period	3,616	3,927
Cash, cash equivalents and restricted cash at end of period	$3,471	$3,395

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,451	$3,380
Restricted cash included within Other assets	20	15
Total cash, cash equivalents and restricted cash	$3,471	$3,395
The unaudited Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations.
See Notes to unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

We are a tech-forward financial services company that provides simple, personalized payment, lending and saving solutions. We create opportunities for our customers and partners through digitally enabled choices that offer ease, empowerment, financial flexibility and exceptional customer experiences. Driven by a digital-first approach, data insights and white-label technology, we deliver growth for our partners through a comprehensive product suite, including private label and co-brand credit cards and buy now, pay later (BNPL) products such as installment loans and our “split-pay” offerings. We also offer direct-to-consumer solutions that give customers more access, choice and freedom through our branded Bread Cashback® American Express® Credit Card, Bread RewardsTM American Express® Credit Card and Bread Savings® products.

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

The unaudited Consolidated Financial Statements included herein reflect all adjustments, which consist of normal, recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The unaudited Consolidated Financial Statements also include amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. Such amounts have been classified within Discontinued operations and primarily relate to the after-tax impact of contractual indemnification and tax-related matters. For additional information about our previously disclosed discontinued operations please refer to Note 22, “Discontinued Operations and Bank Holding Company Financial Presentation” to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosures of contingent assets and liabilities. These accounting estimates and assumptions reflect the best judgment of management, but actual results could differ. The most significant of those estimates and assumptions relate to the Allowance for credit losses, Provision for income taxes and Goodwill.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We generally classify our Credit card and other loans as held for investment. We sell a majority of our credit card loans originated by Comenity Bank (CB) and by Comenity Capital Bank (CCB), which together are referred to herein as the “Banks”, to certain of our master trusts (the Trusts), which are consolidated VIEs, and therefore these loans are restricted for securitization investors. All new originations of Credit card and other loans are determined to be held for investment at origination because we have the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, we consider the average life and homogenous nature of our Credit card and other loans. In assessing whether our Credit card and other loans continue to be held for investment, we also consider capital levels and scheduled maturities of funding instruments used. The assertion regarding the intent and ability to hold Credit card and other loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of our direct-to-consumer (DTC or retail) deposits and other funding instruments; the demonstrated ability to replace maturing time-based deposits and other borrowings with new deposits or borrowings; and historic payment activity on Credit card and other loans. Due to the homogenous nature of our credit card loans, amounts are classified as held for investment on a brand partner portfolio basis. From time to time certain credit card loans are classified as held for sale, as determined on a brand partner portfolio basis. We carry held for sale loans at the lower of aggregate cost or fair value and continue to recognize finance charges on an accrual basis. Cash flows associated with Credit card and other loans originated or purchased for investment are classified as Cash flows from investing activities, regardless of any subsequent change in intent and ability.

The following table provides Credit card and other loans, as of the dates presented:

	September 30, 2024	December 31, 2023
(Millions)
Credit card loans	$17,630	$18,999
BNPL and other loans	303	334
Total credit card and other loans (1)(2)	17,933	19,333
Less: Allowance for credit losses	(2,190)	(2,328)
Credit card and other loans, net	$15,743	$17,005
__________________________________
(1)Includes $11.6 billion and $12.8 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes $383 million and $371 million, of accrued interest and fees that have not yet been billed to cardholders as of September 30, 2024 and December 31, 2023, respectively.

Credit Card and Other Loans Aging

The following table provides the delinquency trends of our Credit card and other loans portfolio, based on the amortized cost, as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
September 30, 2024	$379	$303	$746	$1,428	$16,099	$17,527

December 31, 2023	$422	$323	$809	$1,554	$17,373	$18,927
__________________________________
(1)BNPL and other loans delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the primary difference between the amortized cost basis included in the table above and the carrying value of our Credit card and other loans relates to the exclusion of unbilled finance charges and fees from the amortized cost basis. As of September 30, 2024 and December 31, 2023, accrued interest and fees that have not yet been billed to cardholders were $383 million and $371 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due, this practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 2.9% and 2.8% for the three months ended September 30, 2024 and 2023, respectively, and 4.3% and 2.7% for the nine months ended September 30, 2024 and 2023, respectively. Our re-aging practices comply with regulatory guidelines.

Credit Quality Indicators for Our Credit Card and Other Loans

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates, which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio and the success of our collection and recovery efforts. These rates also reflect, more broadly, the general macroeconomic conditions, including the compounding effect of persistent inflation relative to wage growth, and higher interest rates. Our Delinquency and Net principal loss rates are also impacted by the size of our Credit card and other loans portfolio, which serves as the denominator in the calculation of these rates. Accordingly, changes in the size of our portfolio (whether due to credit tightening, acquisitions or dispositions of portfolios or otherwise) may cause movements in our Delinquency and Net principal loss rates that are not necessarily indicative of the underlying credit quality of the overall portfolio.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit card and other loans as of the same period-end. As of September 30, 2024 and December 31, 2023, our Delinquency rates were 6.4% and 6.5%, respectively.

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. BNPL loans such as our installment loans and our “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for credit card loans and 120 days past due for BNPL loans. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $232 million and $204 million for the three months ended September 30, 2024 and 2023, respectively, and $773 million and $689 million for the nine months ended September 30, 2024 and 2023, respectively.

The net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Beginning in January 2024, we revised the calculation of Average credit card and other loans to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. For the three months ended September 30, 2024 and 2023, our Net principal loss rates were 7.8% and 6.9%, respectively, for the nine months ended September 30, 2024 and 2023, our Net Principal loss rates were 8.3% and 7.3%, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Overall Credit Quality: As part of our credit risk management activities for our credit card loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders’ broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes less than 0.1% of the total credit card loans balance as of September 30, 2024 and December 31, 2023, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of credit card loans by Vantage score as of the dates presented:

	Vantage
	September 30, 2024			December 31, 2023
	661 or Higher	601 to 660	600 or Lower	661 or Higher	601 to 660	600 or Lower
Credit card loans	57%	27%	16%	57%	27%	16%

As part of our credit risk management activities for our BNPL loans portfolio, we also assess overall credit quality by reviewing information from credit bureaus. We have historically utilized Fair Isaac Corporation (FICO) credit scores to assist in our assessment of the credit quality for our BNPL loans portfolio, but in early 2024 we completed a transition to Vantage scoring. The scoring scale produced by both FICO and Vantage is similar in that scores of 600 or less are considered weaker scores and as per our categorization method would have the highest credit risk. The amortized cost basis of BNPL loans totaled $292 million and $317 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, approximately 84% of these loans were originated with customers with scores of 661 or above, and correspondingly approximately 16% of these loans were originated with customers with scores below 661. Similarly, as of December 31, 2023, approximately 82% and 18% of these loans were originated with customers with scores of 661 or above, and below 661, respectively.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The following table provides information relating to credit card loans to borrowers experiencing financial difficulty that were granted a concession under a Loan Modification program during the periods presented:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)
(Millions, except percentages)
Credit card loans	$94	0.5%	21.8%	$86	0.5%	20.2%

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)
(Millions, except percentages)
Credit card loans	$238	1.4%	21.7%	$189	1.1%	20.1%
__________________________________
(1)Represents the outstanding balances as of September 30, 2024 and 2023, of all Loan Modifications undertaken in the past three and nine months, respectively, for credit card loans that remain in modification programs as of September 30, 2024 and 2023. The outstanding balances include principal, accrued interest and fees.

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

The following table reflects the performance of our credit card loans that were modified within the 12 months prior to the dates presented and remain in a Loan Modification program as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications - Credit Card Loans
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
September 30, 2024	$20	$18	$20	$58	$235	$293

December 31, 2023	$17	$16	$22	$55	$214	$269

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates (or since implementation beginning January 1, 2023), for the periods presented; the probability of default is factored into the Allowance for credit losses:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	7,653	$14	4,047	$7

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	16,342	$29	6,567	$11

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

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and across our credit card loan portfolio, by monitoring the size and maturity of our loan portfolio and applying consistent risk-based underwriting standards reflective of current and anticipated macroeconomic conditions. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $105 billion and $113 billion as of September 30, 2024 and December 31, 2023, respectively. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of September 30, 2024 and December 31, 2023, there were no credit card loans held for sale.

In late April 2024 we sold a credit card loan portfolio for cash consideration of $102 million. We recognized a gain on sale in April 2024 that was adjusted during the three months ended September 30, 2024 to recognize an incremental amount due under the purchase and sale agreement.

We previously announced the non-renewal of our contract with BJ’s Wholesale Club (BJ’s) and the sale of the BJ’s portfolio, which closed in late February 2023, for a total purchase price of $2.5 billion on a loan portfolio of $2.3 billion, resulting in a $230 million Gain on portfolio sale.

Portfolio Acquisition

In August 2024, we acquired a credit card loan portfolio for cash consideration of approximately $383 million, subject to customary purchase price adjustments.

In October 2023, we acquired a credit card portfolio for cash consideration of $388 million.

3. ALLOWANCE FOR CREDIT LOSSES

The Allowance for credit losses represents our estimate of expected credit losses over the estimated life of our Credit card and other loans, incorporating future macroeconomic forecasts in addition to information about past events and current

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

BNPL Loans

We measure our Allowance for credit losses on BNPL loans using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of September 30, 2024 and December 31, 2023, the Allowance for credit losses on BNPL loans was $31 million and $32 million, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Allowance for Credit Losses Rollforward

The following table provides our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on BNPL and other loans is insignificant and therefore has been included in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions)
Beginning balance	$2,164	$2,207	$2,328	$2,464

Provision for credit losses (1)	369	304	980	747
Change in the estimate for uncollectible unpaid interest and fees	5	—	5	5
Net principal losses (2)	(348)	(304)	(1,123)	(1,009)
Ending balance	$2,190	$2,207	$2,190	$2,207
__________________________________
(1)Provision for credit losses includes a build/release for the Allowance, as well as replenishment of Net principal losses.
(2)Net principal losses are presented net of recoveries of $85 million and $69 million for the three months ended September 30, 2024 and 2023, respectively, and $286 million and $242 million for the nine months ended September 30, 2024 and 2023, respectively. Net principal losses for the nine months ended September 30, 2023 include a $10 million adjustment related to the effects of the purchase of previously written-off accounts that were sold to a third-party debt collection agency; no such adjustment was made in the current period.

During the three months ended September 30, 2024 the balance of the Allowance for credit losses increased, primarily due to the acquisition of the previously mentioned credit card loan portfolio. The decrease in the Allowance for credit losses during the nine months ended September 30, 2024 is the result of the decline from the seasonal peak in Credit card and other loans as of December 31, 2023, partially offset by the increased reserve rate over the period. The increase in the reserve rate from 12.0% as of December 31, 2023 to 12.2% as of September 30, 2024, is due primarily to lower Credit card and other loans balances, which are down from their seasonal peak at the beginning of 2024. Overall, we continue to maintain an elevated reserve rate, 12.2% as of September 30, 2024, reflecting a conservative weighting of economic scenarios in our credit reserve modeling, which we intend to maintain until we see sustained improvement in delinquencies and an improved macroeconomic outlook.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Under the Indentures of each Trust and its Indenture Supplements, we are required to maintain minimum interests in our Trusts ranging from a minimum of 4% up to a maximum of 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three and nine months ended September 30, 2024 and 2023, no such triggering events occurred.

The following tables reflect the total securitized credit card loans and related delinquencies, and net principal losses of securitized credit card loans for the periods presented:

	September 30, 2024	December 31, 2023
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$11,644	$12,844
Of which: principal amount of credit card loans 91 days or more past due	$306	$323

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions)
Net principal losses of securitized credit card loans	$200	$179	$637	$592

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides a summary of our Investments as of the dates presented:

	September 30, 2024	December 31, 2023
(Millions)
Investment securities:
Available-for-sale debt securities	$182	$171
Equity securities	48	46
Total investment securities	230	217
Equity method and other investments	47	36
Total Investments	$277	$253

For AFS debt securities in an unrealized loss position, any estimated credit losses are recognized in the Consolidated Statements of Income by establishing or adjusting an existing Allowance for credit losses for such losses. We typically invest in highly-rated securities with low probabilities of default; therefore, we did not have an Allowance for credit losses as of September 30, 2024 and December 31, 2023, and did not recognize any credit losses for the periods presented. Any unrealized gains, or any portion of an AFS debt security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. Realized gains and losses are recorded in Other non-interest expenses in the Consolidated Statements of Income upon disposition of the AFS debt security, using the specific identification method. Gains and losses on investments in equity securities and CRA-related equity method investments are recorded in Other non-interest expenses in the Consolidated Statements of Income.

The table below reflects unrealized gains and losses on AFS debt securities as of the dates presented:

	September 30, 2024				December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$199	$—	$(17)	$182	$192	$—	$(21)	$171
Total	$199	$—	$(17)	$182	$192	$—	$(21)	$171

The following tables provide information about AFS debt securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position, as of the dates presented:

	September 30, 2024
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$9	$—	$150	$(17)	$159	$(17)
Total	$9	$—	$150	$(17)	$159	$(17)

	December 31, 2023
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$23	$—	$141	$(21)	$164	$(21)
Total	$23	$—	$141	$(21)	$164	$(21)

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2024, our AFS debt securities included mortgage-backed securities, which do not have a single maturity date, with an amortized cost and estimated fair value of $171 million and $156 million, respectively, and municipal bonds, all of which have a maturity date greater than ten years, with an amortized cost and estimated fair value of $28 million and $26 million, respectively.

There were no realized gains or losses from the sale of any investment securities for the three and nine months ended September 30, 2024 and 2023.

6. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of the dates presented:

	September 30, 2024	December 31, 2023
(Millions)
Interest-bearing	$12,822	$13,594
Non-interest-bearing (including cardholder credit balances)	25	26
Total deposits	$12,847	$13,620

Deposits by deposit type as of the dates presented:

	September 30, 2024	December 31, 2023
(Millions)
Savings accounts
Direct-to-consumer (retail)	$3,105	$2,863
Wholesale	3,601	3,734
Certificates of deposit
Direct-to-consumer (retail)	4,378	3,591
Wholesale	1,738	3,406
Cardholder credit balances	25	26
Total deposits	$12,847	$13,620

The scheduled maturities of certificates of deposit were as follows as of September 30, 2024:

(Millions)
2024 (1)	$761
2025	3,926
2026	560
2027	657
2028	184
Thereafter	28
Total certificates of deposit	$6,116
__________________________________
(1)The 2024 balance includes $3 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of September 30, 2024 and December 31, 2023, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $543 million (4% of Total deposits) and $509 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. BORROWINGS OF LONG-TERM AND OTHER DEBT

Long-term and other debt consisted of the following as of the dates presented:

Description	September 30, 2024	December 31, 2023	Contractual Maturities	Interest Rates
(Millions, except percentages)
Long-term and other debt:
Revolving line of credit	$—	$—	June 2026	(1)
Convertible senior notes due 2028	54	316	June 2028	4.25%
Senior notes due 2026	100	500	January 2026	7.00%
Senior notes due 2029	900	600	March 2029	9.75%
Subtotal	1,054	1,416
Less: Unamortized debt issuance costs	13	22
Total long-term and other debt	$1,041	$1,394

Debt issued by consolidated VIEs:
Fixed rate asset-backed term note securities	$1,350	$350	Various – May 2026 to Jul. 2027	4.62% to 5.47%
Conduit asset-backed securities	2,198	3,550	Various – Oct. 2024 to Oct. 2025	(2)
Subtotal	3,548	3,900
Less: Unamortized debt issuance costs	5	2
Total debt issued by consolidated VIEs	$3,543	$3,898

Total borrowings of long-term and other debt	$4,584	$5,292
______________________________
(1)The interest rate is based upon the Secured Overnight Financing Rate (SOFR) plus an applicable margin.
(2)The interest rate is based upon SOFR, or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. As of September 30, 2024, the interest rates ranged from 5.94% to 6.13% with a weighted average rate of 5.97%. As of December 31, 2023, the interest rates ranged from 6.36% to 6.59% with a weighted average rate of 6.48%.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of September 30, 2024, we were in compliance with all such covenants.

Long-term and Other Debt

Credit Agreement

In June 2023, we entered into our credit agreement with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility). As of September 30, 2024, all $700 million remained available for future borrowings under the Revolving Credit Facility.

On October 18, 2024, we amended our Revolving Credit Facility to extend the maturity date from June 13, 2026 to October 18, 2028, as well as to delete the provisions relating to our prior term loan facility (which was repaid in full and terminated in December 2023) and make certain other amendments.

4.25% Convertible Senior Notes Due 2028

In June 2023, we issued and sold $316 million aggregate principal amount of 4.25% Convertible Senior Notes due 2028 (the Convertible Notes). The Convertible Notes bear interest at an annual rate of 4.25%, payable semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes mature on June 15, 2028, unless earlier repurchased, redeemed or converted. In connection with the issuance of the Convertible Notes, we entered into privately negotiated

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
capped call (Capped Call) transactions with certain financial institution counterparties. These transactions are expected generally to reduce potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Convertible Notes, with such reduction and/or offset subject to a cap, based on the cap price. For additional information on the issuance of Convertible Notes and Capped Call transactions, see Note 10, “Borrowings of Long-Term and Other Debt,” to the audited Consolidated Financial Statements included in our 2023 Form 10K.

In August 2024 we entered into separate, privately negotiated repurchase agreements with a limited number of Convertible Note holders to repurchase $238 million aggregate principal amount of our outstanding Convertible Notes for a final aggregate cash repurchase price of $374 million, which was funded with cash on hand. The final aggregate cash repurchase price, or settlement value, was subject to adjustment as a portion of the repurchase price for select repurchases was based in part on the daily volume-weighted average price per share of Parent Company’s common stock over an agreed measurement period beginning in August 2024 and ending in September 2024. In connection with these aggregate repurchases, we recognized an $87 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $60 million reduction in Additional paid-in capital (APIC) related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact.

In September 2024 we entered into two additional separate, privately negotiated repurchase agreements with holders of our Convertible Notes who approached us to repurchase $25 million aggregate principal amount of our outstanding Convertible Notes for a final aggregate cash repurchase price of $38 million, which was funded with cash on hand. The final aggregate cash repurchase price, or settlement value, was subject to adjustment as a portion of the repurchase price was based in part on the daily volume-weighted average price per share of Parent Company’s common stock over an agreed measurement period during September 2024. In connection with these aggregate repurchases, we recognized a $9 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $7 million reduction in APIC related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact.

In summary, in total through August and September 2024, we recognized a $96 million inducement expense in Other non-interest expenses representing the settlement value, inclusive of transaction fees, in excess of the conversion value, and a $67 million reduction in APIC representing the excess of the conversion value over the carrying value of the Convertible Notes repurchased and a deferred tax impact.

Prior to the repurchases of the Convertible Notes in August and September 2024, the embedded conversion feature within the Convertible Notes was both, considered indexed to the Company’s own equity, and met the equity classification conditions; therefore it did not require accounting as a derivative under GAAP. Upon entering into the repurchase agreements that themselves required cash settlement of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes, the embedded conversion feature for those particular Convertible Notes no longer met the equity classification conditions; therefore requiring bifurcation and accounting as a derivative. Of the total $96 million recognized in Other non-interest expenses, $49 million represented the mark-to-market on the embedded conversion features over the measurement period from the date the repurchase agreements were executed until settlement thereof. These fair value adjustments were determined using the daily volume-weighted average price per share of Parent Company’s common stock over the measurement period. As all of the repurchases were negotiated and settled during the quarter ended September 30, 2024, there were no embedded conversion features requiring bifurcation and accounting as a derivative as of September 30, 2024.

Following the settlement of these repurchases, $54 million of Convertible Notes remained outstanding as of September 30, 2024. For these Convertible Notes, the embedded conversion feature is both, considered indexed to the Company’s own equity, and meets the equity classification conditions; therefore not requiring accounting as a derivative. We may, from time to time, seek to retire or repurchase our remaining outstanding Convertible Notes through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise.

Beginning on October 1, 2024, the Convertible Notes became convertible at the option of the holders during the quarterly period ending December 31, 2024, due to the last reported sales price per share of Parent Company’s common stock having

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
exceeded 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding quarter i.e., the quarter ended September 30, 2024 (the Common Stock Sale Price Condition). The Common Stock Sale Price Condition is remeasured each quarter, so the Convertible Notes may continue or cease to be convertible in future quarters depending on the performance of our stock price. Upon any such conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock (at our election), in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. As of the date of this report, we have not received any conversion requests.

All of the Capped Call transactions continue to remain outstanding, notwithstanding the repurchases noted above. Although we do not trade or speculate in derivatives, the Capped Call transactions are expected to remain outstanding, possibly until maturity, with the objective of optimizing the economic value we receive under these transactions, in line with our strategic objectives designed to potentially offset certain of the economic impacts of the Convertible Notes.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:

(Millions)	December 31, 2023		Commitment	September 30, 2024
Conduit Facilities	Capacity	Drawn (6)	Increase	Capacity	Drawn (6)	Maturity Date
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$2,015	$—	$2,650	$1,380	October 2025
WFNMT 2009-VFC1 (2)	275	260	—	275	191	October 2024
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	1,025	—	2,250	377	February 2025
CCAST 2023-VFN1 (4)	250	250	—	250	250	September 2025
CCAST 2024-VFN1 (5)	—	—	200	200	—	February 2025
Total	$5,425	$3,550	$200	$5,625	$2,198
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
(2)2009-VFC1 Conduit issued under World Financial Network Credit Card Master Trust III (WFNMT).
(3)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT).
(4)2023-VFN1 Conduit issued under Comenity Capital Asset Securitization Trust (CCAST).
(5)2024-VFN1 Conduit issued under CCAST.
(6)Amounts drawn do not include $0.7 billion and $1.2 billion of debt issued by the Trusts as of September 30, 2024 and December 31, 2023, respectively, which were not sold, but were retained by us as a credit enhancement and therefore have been eliminated from the Total.

Fixed Rate Asset-Backed Term Notes

In May 2024, WFNMNT issued $570 million of Series 2024-A public term asset-backed notes, which mature in April 2027. The offering consisted of $500 million of Class A notes with a fixed interest rate of 5.47% per year, $44 million of zero coupon Class M notes, and $26 million of zero coupon Class B notes. The Class M and B notes were retained by us and eliminated from the Consolidated Balance Sheet. As well, in August 2024 WFNMNT issued $500 million of Series 2024-B public term asset-backed notes, which mature in July 2027. The offering consisted of $500 million of Class A notes with a fixed interest rate of 4.62% per year.

8. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions)
Payment protection products	$30	$32	$91	$99
Loss from equity method investment	—	—	—	(5)
Other	7	1	8	2
Total other non-interest income	$37	$33	$99	$96

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides the components of Other non-interest expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions)
Repurchased Convertible Notes	$96	$—	$96	$—
Professional services and regulatory fees	25	29	85	101
Occupancy expense	5	5	17	16
Other (1)	10	22	44	44
Total other non-interest expenses	$136	$56	$242	$161
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

We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the three and nine months ended September 30, 2024 and 2023, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the carrying values and fair values of our financial assets and financial liabilities as of the dates presented:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$15,743	$18,050	$17,005	$19,802
Investment securities	230	230	217	217
Financial liabilities
Deposits	12,847	12,875	13,620	13,583
Debt issued by consolidated VIEs	3,543	3,571	3,898	3,900
Long-term and other debt	1,041	1,130	1,394	1,457

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities

Credit card and other loans, net: Our Credit card and other loans are recorded at amortized cost, less the Allowance for credit losses, on the Consolidated Balance Sheets. In estimating the fair values, we use a discounted cash flow model (i.e., Level 3 inputs), primarily because a comparable whole loan sales market for similar loans does not exist, and therefore there is a lack of observable pricing inputs. We use various internally derived inputs, including projected income, discount rates and forecasted write-offs. Economic value attributable to future loans generated by the cardholder accounts is not included in the fair values.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize our financial instruments measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs as of the dates presented:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$230	$48	$182	$—
Total assets measured at fair value	$230	$48	$182	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$217	$46	$171	$—
Total assets measured at fair value	$217	$46	$171	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including equity method investments, property and equipment, right-of-use assets, deferred contract costs, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. We did not have any impairments for the three and nine months ended September 30, 2024 or for the three months ended September 30, 2023. During the nine months ended September 30, 2023 we wrote-off the remaining $6 million of our equity method investment in Loyalty Ventures Inc. (LVI).

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

	September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,050	$—	$—	$18,050
Total	$18,050	$—	$—	$18,050

Financial liabilities
Deposits	$12,875	$—	$12,875	$—
Debt issued by consolidated VIEs	3,571	—	3,571	—
Long-term and other debt	1,130	—	1,130	—
Total	$17,576	$—	$17,576	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$19,802	$—	$—	$19,802
Total	$19,802	$—	$—	$19,802

Financial liabilities
Deposits	$13,583	$—	$13,583	$—
Debt issued by consolidated VIEs	3,900	—	3,900	—
Long-term and other debt	1,457	—	1,457	—
Total	$18,940	$—	$18,940	$—

10. REGULATORY MATTERS AND CAPITAL ADEQUACY

Regulatory Matters

CB is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. CCB is also subject to various regulatory capital requirements administered by the State of Utah and the FDIC. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of September 30, 2024 and 2023, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies. As of September 30, 2024 the actual capital ratios and minimum ratios for each Bank, as well as Bread Financial, are as follows:

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	13.3%	4.5%	6.5%
Tier 1 capital ratio (2)	13.3	6.0	8.0
Total risk-based capital ratio (3)	14.6	8.0	10.0
Tier 1 leverage capital ratio (4)	11.7	4.0	5.0
Total risk-weighted assets (5)	$19,010

Comenity Bank
Common equity tier 1 capital ratio (1)	17.4%	4.5%	6.5%
Tier 1 capital ratio (2)	17.4	6.0	8.0
Total risk-based capital ratio (3)	18.8	8.0	10.0
Tier 1 leverage capital ratio (4)	15.2	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	16.0%	4.5%	6.5%
Tier 1 capital ratio (2)	16.0	6.0	8.0
Total risk-based capital ratio (3)	17.4	8.0	10.0
Tier 1 leverage capital ratio (4)	14.4	4.0	5.0
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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

On August 22, 2024, each Bank entered into an agreement with the FDIC to pay civil money penalties (CMPs) of $1 million per Bank. The CMPs arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and were related to disruptions to the Banks’ customer reward programs and automatic payments following the transition. These issues were self-identified and remediated timely, and the Banks provided full cooperation with the regulators throughout their examination. The Banks’ agreements to pay the CMPs did not require admission of wrongdoing, and there are no operational limitations on the Banks or our business associated with the CMPs.

11. COMMITMENTS AND CONTINGENCIES

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of Accumulated other comprehensive loss, net of tax effects, are as follows for the periods presented:

Three Months Ended September 30, 2024	Net Unrealized Losses on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of June 30, 2024	$(19)	$(3)	$(22)
Changes in other comprehensive income	6	—	6
Balance as of September 30, 2024	$(13)	$(3)	$(16)

Three Months Ended September 30, 2023	Net Unrealized Losses on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of June 30, 2023	$(17)	$(3)	$(20)
Changes in other comprehensive loss	(7)	—	(7)
Balance as of September 30, 2023	$(24)	$(3)	$(27)

Nine Months Ended September 30, 2024	Net Unrealized Losses on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2023	$(16)	$(3)	$(19)
Changes in other comprehensive income	3	—	3
Balance as of September 30, 2024	$(13)	$(3)	$(16)

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Nine Months Ended September 30, 2023	Net Unrealized Losses on AFS Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2022	$(18)	$(3)	$(21)
Changes in other comprehensive loss	(6)	—	(6)
Balance as of September 30, 2023	$(24)	$(3)	$(27)

13. STOCKHOLDERS’ EQUITY

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

During the nine months ended September 30, 2024, under the authorized stock repurchase program, we acquired a total of 0.3 million shares of our common stock for $11 million. Following their repurchase, these 0.3 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock. As of September 30, 2024, we had $19 million remaining for future repurchases under the authorized stock repurchase program.

Stock Compensation Expense

During the nine months ended September 30, 2024, we awarded 1,305,297 service-based restricted stock units (RSUs) with a weighted average grant date fair market value per share of $37.77 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by us on each such vesting date.

During the nine months ended September 30, 2024, we awarded 221,358 performance-based restricted stock units with a fair market value of $37.57 to our Named Executive Officers. Performance-based RSUs cliff vest at the end of three years, if specific performance measures tied to our financial performance are met, which are measured annually over the three-year period. For the performance-based RSUs awarded in 2024, the predefined vesting criteria typically permit a range from 0% to 150% to be earned. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. If the performance targets are met, the awards will vest with respect to the entire award on February 15, 2027, provided that the participant is employed by us on the vesting date.

For the three months ended September 30, 2024 and 2023, we recognized $13 million and $10 million in stock-based compensation expense, respectively. For the nine months ended September 30, 2024 and 2023, we recognized $41 million and $32 million in stock-based compensation expense, respectively.

Dividends

During the three and nine months ended September 30, 2024, we paid $10 million and $32 million in dividends to holders of our common stock. On October 24, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on December 13, 2024, to stockholders of record at the close of business on November 8, 2024.

14. INCOME TAXES

The Provision for income taxes decreased for the three months ended September 30, 2024 primarily driven by a decrease in Income from continuing operations before income taxes. The effective tax rate was 92.2% and 23.0% for the three month periods ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate resulted from an increase in nondeductible items in the current year period, primarily related to the nondeductible portion of our repurchased

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Convertible Notes transactions, and a favorable discrete item in the prior year period. The Provision for income taxes decreased for the nine months ended September 30, 2024 primarily driven by a decrease in Income from continuing operations before income taxes in the current year relative to the prior year period, which itself was higher due to the gain on the sale of the BJ's portfolio. The effective tax rate was 33.4% and 27.1% for the nine month periods ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate was also driven primarily by an increase in nondeductible items in the current year period related to the nondeductible portion of our repurchased Convertible Notes transactions.

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

15. EARNINGS PER SHARE

Basic earnings (losses) per share (EPS) is based only on the weighted average number of common shares outstanding, excluding any dilutive effects of unvested restricted stock awards, or other dilutive securities. Diluted EPS is based on (i) the weighted average number of common and potentially dilutive common shares (unvested restricted stock awards outstanding during the year), pursuant to the Treasury Stock method, and (ii) the potential conversion of the Convertible Notes, pursuant to the If-converted method.

The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Millions, except per share amounts)
Numerator
Income from continuing operations	$3	$173	$272	$693
Loss from discontinued operations, net of income taxes (1)	(1)	(2)	(2)	(18)
Net income	$2	$171	$270	$675

Denominator
Weighted average common stock outstanding – basic	49.7	49.9	49.6	50.0
Weighted average effect of dilutive securities
Add: net effect of dilutive unvested restricted stock awards (2)	1.0	0.2	0.5	0.2
Add: dilutive effect of Convertible Notes (3)(4)	0.3	—	0.2	—
Weighted average common stock outstanding – diluted	51.0	50.1	50.3	50.2

Basic EPS
Income from continuing operations	$0.06	$3.47	$5.48	$13.85
Loss from discontinued operations	$(0.01)	$(0.03)	$(0.04)	$(0.37)
Net income per share	$0.05	$3.44	$5.44	$13.48

Diluted EPS
Income from continuing operations	$0.06	$3.46	$5.40	$13.80
Loss from discontinued operations	$(0.01)	$(0.04)	$(0.03)	$(0.36)
Net income per share	$0.05	$3.42	$5.37	$13.44
__________________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited Consolidated Financial Statements.
(2)As the effect would have been anti-dilutive, for the three months ended September 30, 2024 and 2023, nil and approximately 0.5 million, respectively, and for the nine months ended September 30, 2024, and 2023 approximately 0.7 million and 1.2 million, respectively, restricted stock awards were excluded from each calculation of weighted average dilutive common shares.
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

The conversion feature of the Convertible Notes has a dilutive impact on EPS when the average market price of our common stock for the period exceeds the conversion price of $38.43 per share. For the three months ended September 30, 2024 the average market price exceeded the conversion price and the dilutive effect is therefore included in the table above. With the three months ended June 30, 2024 being the first period in which the average market price of our common stock exceeded the conversion price, a weighted average of the quarterly results from the Dilutive effect of Convertible Notes is computed, and has been reflected in the table above for the nine months ended September 30, 2024.
(4)In connection with the issuance of the Convertible Notes, we entered into privately negotiated Capped Calls with certain financial institution counterparties. These transactions are expected generally to reduce potential dilution to our common stock upon any conversion of Convertible Notes and/or offset certain cash payments we may be required to make in excess of the principal amount of the Convertible Notes upon conversion, redemption or repurchase thereof, with such reduction and/or offset subject to a cap of $61.48 per share. Diluted weighted average common stock does not include the impact of the Capped Calls we entered into concurrently with the issuance of the Convertible Notes, as the effect would have been anti-dilutive. If shares were delivered to us under the Capped Calls, those shares would offset, up to the cap, the dilutive effect of the shares that we would issue upon conversion of the Convertible Notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our principal market risk exposure arises from volatility in interest rates and changes in the relationship between the interest rates on our assets (such as Credit card and other loans and Investments) and the interest rates on our liabilities (such as Deposits, Debt issued by consolidated variable interest entities and Long-term and other debt), which may include repricing risk, basis risk, yield curve risk and options risk, and their consequential impact on economic value, capitalization levels, cost of capital and earnings.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our 2023 Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions)
July 1-31	2,798	$49.22	—	$19
August 1-31	1,609	53.86	—	19
September 1-30	1,456	53.26	—	19
Total	5,863	$51.50	—	$19
__________________________________
(1)During the periods presented, (i) 5,863 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the 401(k) Plan and (ii) no shares of our common stock were repurchased by the Company, pursuant to a Rule 10b5-1 trading plan previously adopted by the Company, during an open trading window.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None

(b)None

(c)During the three months ended September 30, 2024, no Section 16 officer or director of the Parent Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

a)Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Fourth Addendum to Appendix A of Fifth Amended and Restated Service Agreement, dated as of July 31, 2024, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	8/1/24

10.2	(b) (c) (d)	Series 2024-B Indenture Supplement, dated as of August 13, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	8/14/24

10.3	(b) (c) (d)	First Amendment to Fifth Amended and Restated Service Agreement, dated as of August 31, 2024, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	9/04/24

10.4	(b) (c) (d)	Fifth Addendum to Appendix A of Fifth Amended and Restated Service Agreement, dated as of August 31, 2024, between Comenity Servicing LLC and Comenity Bank.	8-K	99.2	9/04/24

10.5	(b) (c) (d)	Sixth Addendum to Appendix A of Fifth Amended and Restated Service Agreement, dated as of September 30, 2024, between Comenity Servicing LLC and Comenity Bank.	8-K	99.1	10/02/24

^10.6	(a)	Amendment No. 1 to Credit Agreement, dated as of October 18, 2024, by and among Bread Financial Holdings, Inc., as borrower, and certain of its subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and various other lenders.	8-K	10.1	10/21/24

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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
The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

DATE: October 31, 2024

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: October 31, 2024

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer