Form 10-K
period 2024-12-31
BREAD FINANCIAL HOLDINGS, INC.
filed 2025-02-14
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.2 billion, based upon the closing sale price $44.56 as reported on the New York Stock Exchange on June 28, 2024, the last trading day immediately preceding June 30, 2024.
As of February 7, 2025, 49,092,356 shares of common stock of the registrant were outstanding.
Documents Incorporated By Reference
Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2025 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.

BREAD FINANCIAL HOLDINGS, INC.

This report includes trademarks, such as Bread®, Bread Financial®, Bread Cashback®, Bread Rewards™, Bread Pay® and Bread Savings®, which are protected under applicable intellectual property laws and are the property of Bread Financial Holdings, Inc. or our subsidiaries. This report also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

Throughout this report, unless stated or the context implies otherwise, the terms “Bread Financial”, “BFH”, the “Company”, “we”, “our” or “us” refer to Bread Financial Holdings, Inc. and its subsidiaries on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only standalone basis. In addition, in this report we may refer to the retailers and other companies with whom we do business as our “partners”, “brand partners”, or “clients”, provided that the use of the term “partner”, “partnering” or any similar term does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Bread Financial’s relationship with any third parties. We offer our credit products through our insured depository institution subsidiaries, Comenity Bank and Comenity Capital Bank, which together are referred to herein as the “Banks”. Bread Financial or other of the terms listed above are also used in this report to include references to transactions and arrangements occurring prior to our name change from Alliance Data Systems Corporation to Bread Financial Holdings, Inc. in March 2022.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our expectations or forecasts of future events and can generally be identified by the use of words such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “project”, “plan”, “likely”, “may”, “should” or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding, and the guidance we give with respect to, our anticipated operating or financial results, future financial performance and outlook, future dividend declarations or stock repurchases and future economic conditions.

We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Accordingly, our actual results could differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. Factors that could cause the outcomes to differ materially include, but are not limited to, the following:

•macroeconomic conditions, including market conditions, inflation, interest rates, labor market conditions, recessionary pressures or concerns over a prolonged economic slowdown, and the related impact on consumer spending behavior, payments, debt levels, savings rates and other behaviors;
•global political, public health and social events or conditions, including ongoing wars and military conflicts, and natural disasters;
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
•increases in fraudulent activity;
•failure to identify, complete or successfully integrate or disaggregate business acquisitions, divestitures and other strategic initiatives, including, with respect to divested businesses, any associated guarantees, indemnities or other liabilities;
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
•pending and future litigation;
•pending and future federal, state, local and foreign legislation, regulation, supervisory guidance and regulatory and legal actions including, but not limited to, those related to financial regulatory reform and consumer financial services practices, as well as any such actions with respect to late fees, interchange fees or other charges;
•increases in regulatory capital requirements or other support for our Banks;
•impacts arising from or relating to the transition of our credit card processing services to third-party service providers that we completed in 2022;
•failures, or breaches in our operational or security systems, including as a result of cyberattacks, unanticipated impacts from technology modernization projects, failure of our information security controls or otherwise;
•loss of consumer information or other data due to compromised physical or cyber security, including disruptive attacks from financially motivated bad actors and third-party supply chain issues;
•any tax or other liability, or adverse impacts arising out of or related to the spinoff of our former LoyaltyOne segment or the bankruptcy filings of Loyalty Ventures Inc. (LVI) and certain of its subsidiaries, and subsequent litigation or other disputes; and
•those factors discussed in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. In addition, the Consumer Financial Protection Bureau (CFPB) issued a final rule in 2024 that, absent a successful legal challenge or other invalidation of the rule, will place significant limits on credit card late fees, which would have a significant impact on our business and results of operations for at least the short term and, depending on the effectiveness of the mitigating actions that we have taken or may in the future take in anticipation of, or in response to, the final rule, may potentially adversely impact us over the long term; we cannot provide any assurance as to the effective date, if any, of the rule, the result of any pending or future challenges or other litigation relating to the rule, or our ability to mitigate or offset the impact of the rule on our business and results of operations.

Any forward-looking statements contained in this Form 10-K speak only as of the date made, and we undertake no obligation, other than as required by applicable law, to update or revise any forward-looking statements, whether as a result of new information, subsequent events, anticipated or unanticipated circumstances or otherwise.

PART I
Item 1.    Business.

We are a tech-forward financial services company that provides simple, personalized payment, lending, and saving solutions to millions of U.S. consumers. Our payment solutions, including Bread Financial general purpose credit cards and savings products, empower our customers and their passions for a better life. Additionally, we deliver growth for some of the most recognized brands in travel & entertainment, health & beauty, jewelry and specialty apparel through our private label and co-brand credit cards and pay-over-time products providing choice and value to our shared customers.

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, Hard Rock International, the NFL, Saks Fifth Avenue, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries and retail verticals, including travel and entertainment, health and beauty, jewelry, sporting goods, technology and electronics, home goods and the industry in which we first began, specialty apparel. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, offers us a significant competitive advantage with products relevant across all customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings, coupled with our customer-centric approach, have enabled us to establish and maintain long-standing partner relationships. We operate our business through a single reportable segment, with our primary source of revenue being from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

With our range of offerings, we provide relevant products across consumer segments, including Gen Z and Millennials who we believe are more likely to be drawn to cash flow management products such as our pay-over-time installment loans and “split-pay” offerings, while Gen X and Baby Boomers generally gravitate toward rewards and the convenience of a private label or co-brand credit card. In addition, we continue to develop and scale our direct-to-consumer lending, payment and saving products for new and existing customers, including through our proprietary credit cards and Bread Savings products. We also continue to diversify and optimize our portfolio, prioritizing our investment in strong and profitable partners, industries and affinity brands, while continuing to develop our Bread Pay products, which are our installment loans and “split-pay” offerings, and exploring various strategic business opportunities adjacent to our core private label and co-brand credit card business (business adjacencies) in an evolving payments, macroeconomic and regulatory environment. As of December 31, 2024, we had $17.4 billion in principal on our Credit card and other loans from approximately 38 million open and outstanding accounts, with an average balance for the year ended December 31, 2024 of $975 for accounts with outstanding balances.

We proactively manage our credit risk to strengthen our balance sheet and ensure we are appropriately compensated for the risks we take. We closely monitor our projected returns with the goal of generating risk adjusted margins above our peers. Since December 31, 2021, we have significantly strengthened our capital levels and balance sheet; reduced our Parent Company debt levels by approximately 50%; refinanced and extended our near-term debt maturities; diversified our funding mix; increased our tangible book value per common share, a non-GAAP financial measure (as defined and reconciled below) by a compound annual growth rate of approximately 19%; and diversified our product mix through growth of our co-brand credit card programs, the introduction of new proprietary credit cards and the expansion of our Bread Pay product offerings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” and “—Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.”

Our Primary Product Offerings

Our primary product offerings consist of our: (i) private label and co-brand credit card programs with retailers and other brand partners; (ii) direct-to-consumer (DTC) credit cards; (iii) Bread Pay products; and (iv) Bread Savings products. These product offerings are not exclusive, and, where appropriate, we seek to introduce partners and customers to our other product offerings.

Private Label and Co-Brand Credit Card Lending

Our core business is working with many of the country’s best-known brands and retailers (who we call our partners or brand partners) to drive sales and loyalty through their private label and co-brand credit card programs. In these programs, we (through our Banks) are the credit card issuer and lender to our partners’ customers, and we also service the loans and provide a variety of other related services, which are described in more detail below. Our private label and co-brand partner base, with approximately 100 brands and numerous online merchants, consists of many large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, Hard Rock International, the NFL, Saks Fifth Avenue, Signet, Ulta and Victoria’s Secret. Our partners benefit from customer insights and analytics, with each of our branded credit card programs tailored to our partner’s brand and their unique customers. Our private label and co-brand program agreements with our brand partners are generally long-term, exclusive contracts, with terms typically ranging from 5 to 10 years.

Private label credit cards are partner-branded credit cards used by consumers exclusively for the purchase of goods and services from that particular partner. Credit under a private label credit card typically is extended either on standard terms, which means accounts are assessed periodic interest charges using an agreed non-promotional fixed and/or variable interest rate, or pursuant to a promotional financing offer, involving deferred interest, reduced interest or no interest during a set promotional period (typically between six and 60 months). We typically do not charge interchange or other fees to our partners when customers use our private label credit cards to purchase our partners’ goods and services. Our private label credit card loan balances are typically smaller, with an average outstanding account balance for the year ended December 31, 2024 of $738; although, we do offer “big ticket” financing and financing for medical and dental procedures with certain private label brand partners, which often involve larger amounts. Relative to our co-brand loan portfolio, our private label loan portfolio generally has higher revenue yields. In addition, our private label customers generally have lower credit scores and therefore lower credit lines, and are generally more likely to be delinquent in their payments, have accounts with higher APRs and have more late fees assessed.

Our co-brand credit cards are general purpose credit cards that can be used to purchase goods and services from the applicable partner, as well as any other retailers wherever cards from the named card network are accepted. We currently issue co-brand credit cards for use on the MasterCard and Visa networks (our DTC general purpose credit cards use the American Express network, as described further below). Credit extended under our co-brand credit cards is typically on standard terms only. Charges made using a co-brand credit card, particularly charges made outside of the co-brand partner, generate interchange income for us. Relative to our private label loan portfolio, our co-brand loan portfolio generally has lower revenue yields. In addition, our co-brand customers generally have higher credit scores and therefore higher credit lines, with the majority of our co-brand customers having a Vantage score in excess of 660. Our average outstanding co-brand credit card account balance for the year ended December 31, 2024 was $1,840. For the year ended December 31, 2024, customer spending on our co-brand credit cards comprised approximately 50% of our credit sales, which we believe enables us to capture incremental and non-discretionary sales as consumer spending patterns shift in response to evolving economic conditions.

We offer deferred interest rate, as well as low or no interest rate promotional financing to customers in certain of our brand partner programs. In both our private label and co-brand partner relationships, we receive a merchant discount fee from our partners to compensate us for all or part of the foregone interest income associated with promotional financing. The terms of these promotions vary by partner, but generally the longer the deferred interest, reduced interest or interest-free period, the greater the partner’s merchant discount. Some offers permit customers to pay for a purchase in equal monthly payments with no interest or at a reduced interest rate over a specified period of time, rather than deferring or delaying interest charges. As well, in 2024 we began charging an initial fee to customers entering into promotional plan financing arrangements, for certain of our brand partner programs. Our credit card program agreements may also provide for royalty payments, or retailer share arrangements, to our brand partners based on purchase volume or if certain contractual incentives are met, such as if the economic performance of the program exceeds a contractually defined threshold, or for new accounts acquired. These amounts are recorded as a reduction of revenue in the period incurred.

In addition to the retailer share arrangements, our program agreements typically provide that the parties will develop a marketing plan to support the program, along with the terms by which a joint marketing budget is funded. Marketing costs for which we are responsible under the plan are expensed as incurred. Our program agreements also typically provide that the parties will develop the terms of the rewards program linked to the use of our product (such as opportunities to receive double rewards points for purchases made on a product), along with the allocation of costs related to the rewards program. More broadly, the credit card programs we operate typically provide rewards points, which are redeemable for a variety of products or awards, or merchandise discounts earned by the customer having achieved a preset spending level. Other programs may include cash back rewards or statement credits. The rewards can be mailed to the cardholder, accessed digitally, or may be immediately redeemable at the partner’s retail location. Costs of cardholder rewards arrangements are recognized when the rewards are earned by the cardholders and are generally recorded as a reduction of revenue.

As a general matter, the financial terms and conditions governing our private label and co-brand credit card products vary by program and product type and may change over time; although, we seek to standardize the non-financial provisions consistently across all products. The terms and conditions of all of our credit card products are governed by a cardholder agreement and applicable laws and regulations. We assign each credit card account a credit limit when the account is initially opened by the customer. Thereafter, we may increase or decrease individual credit limits from time to time, at our sole discretion, based primarily on our evaluation of the customer’s creditworthiness and ability to pay. For the vast majority of accounts, periodic interest charges are calculated using the daily balance method, which results in daily compounding of periodic interest charges. Cash advances are not subject to an interest grace period, and some credit card programs do not provide an interest grace period for promotional purchases. In addition to periodic interest charges, we may impose other charges and fees on credit card accounts, including, as applicable and provided in the cardholder agreement, late fees where a customer has not paid at least the minimum payment due by the required due date, as well as paper statement fees which, in 2024 for selected brand partner programs, we began to charge on certain credit card accounts receiving monthly paper statements. Typically, each customer with an outstanding amount due on his or her credit card account must make a minimum payment each month; a customer may pay the total amount due at any time without penalty. We also may enter into arrangements with delinquent customers to modify their payments and/or waive or reduce interest charges and/or fees; we do not offer programs involving the forgiveness of principal. We make it easier for customers to make payments by offering recurring automatic payment functionality and other electronic payments methods on all cardholder accounts.

Direct-to-Consumer Credit Cards

In 2022, we launched our branded Bread Cashback American Express Credit Card, which is a DTC, general purpose cashback credit card. Our DTC credit cards are an important component of our overall product offerings and allow for us to capture incremental, non-discretionary spend and build and retain customer relationships. As a DTC product, our Bread Cashback credit card and other proprietary credit cards we may issue are not dependent upon the performance of our brand partners or impacted by any partner revenue-sharing obligations. We believe that our Bread Cashback credit card will continue to increase our total addressable market, including within the Millennial and Gen Z populations, offering unlimited 2% cashback, no annual fee, no foreign transaction fees, premium protection benefits, American Express lifestyle benefits and instant mobile acquisition and wallet provisioning. In addition, in the fourth quarter of 2023, we introduced our newest DTC general purpose credit card, the Bread Rewards American Express Credit Card, which offers 3% rewards points on gas station, grocery store, dining and utility purchases, among other benefits. We currently issue our DTC credit cards on the American Express network. Our average outstanding DTC credit card account balance for the year ended December 31, 2024 was $2,317.

Bread Pay

Bread Pay is our payment technology solution for our pay-over-time products, which includes both our installment loan and “split-pay” offerings, as described in more detail below. Through Bread Pay, we offer an omnichannel solution for more than 1,300 SMB retailers and merchants, and we continue to explore and pursue growth opportunities in various business adjacencies, including through the integration of our suite of products (primarily Bread Pay installment loans) into third-party platforms to gain efficient distribution of our lending solutions.

We believe the expansion of our Bread Pay products is an attractive growth opportunity for us; our Bread Pay offerings and on-boarding capabilities enhance our growth prospects across the industries in which we lend and increase the addressable market of our Bread Pay partners. Bread Pay also offers our existing private label and co-brand credit card partners a broader digital product suite and additional white-label product solutions for those customers preferring a non-revolving loan with fixed repayment terms such as our installment loans and “split-pay” offerings. We offer a flexible platform and robust suite of application programming interfaces (APIs) that allow merchants and partners to seamlessly integrate online point-of-sale financing and other digital payment products.

Our Bread Pay installment loans are fixed extensions of credit where the customer pays down the outstanding balance in monthly installments, typically over a 3 to 48 month period. The terms of our installment loans are governed by customer agreements and applicable laws and regulations. Installment loans are generally assessed interest charges using fixed interest rates. Historically we have not imposed other charges or fees, such as late fees, where a customer has not made the required payment by the required due date, or returned payment fees.

Our Bread Pay “split-pay” loans are short-term, interest-free financing, to be repaid by the customer in four equal installments, with the first payment due at the time of purchase and the remaining three payments due in subsequent two-week intervals. The terms of our split-pay loans are governed by customer agreements and applicable laws and regulations. Historically we have not imposed charges or fees, whether that be late fees or returned payment fees.

Bread Savings

Bread Savings refers to our DTC, or retail, deposit products, primarily in the form of certificates of deposit and high-yield savings accounts, including traditional and Roth Individual Retirement Accounts. Our Bread Savings products support loan growth and improve our funding mix, making us less reliant on other sources of wholesale funding. In recent years, retail deposits have become an increasingly important source of funds for us, growing 19% from $6.5 billion as of December 31, 2023 to $7.7 billion as of December 31, 2024. As of December 31, 2024, average retail deposits represented 43% of our total funding sources and as of that same date, deposits that exceeded applicable Federal Deposit Insurance Corporation (FDIC) insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $574 million, or 4% of Total deposits. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

Our online Bread Savings platform is scalable, allowing us to expand without having to rely on a traditional “brick and mortar” branch network. We continue to focus on growing our Bread Savings operations and believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking. We seek to differentiate our deposit product offerings from our competitors on the basis of rates we pay on deposits, the quality of our customer service and the competitiveness of our digital banking capabilities.

Services Supporting our Primary Product Offerings

Our primary product offerings, as described above, are supported and enhanced by numerous services and capabilities that we provide, including: (i) risk management, account origination and funding services; (ii) credit card and other loan processing and servicing; (iii) fraud prevention; (iv) marketing, and data and analytics; and (v) our digital and mobile capabilities.

Risk Management, Account Origination and Funding Services. We provide risk management solutions, account origination and funding services for our private label and co-brand credit card programs, as well as our Bread Pay partnerships.

We process millions of credit card applications each year using automated proprietary scoring technology and verification procedures to make responsible risk-based underwriting and origination decisions when approving new accounts and establishing credit limits. Credit quality is monitored on a regular and consistent basis, using internal algorithms and external credit bureau risk scores. This information helps us segment new and existing customers into narrower risk ranges, allowing us to better evaluate individual credit risk. As macroeconomic conditions have changed in recent years, we have continued to enhance our credit risk management, including through stronger underwriting resulting from enhanced technology, monitoring, and data, prudent and proactive credit line management (as part of our recession readiness playbook), and well-established risk appetite metrics.

Credit Card and Other Loan Processing and Servicing. We manage and service the accounts we originate for our private label and co-brand credit card programs, as well as our DTC credit cards and Bread Pay products. In 2022, we completed the transition of our credit card processing services to Fiserv, a leading global provider of outsourced payments and financial services technology solutions; this transition enables improved speed to market, including the ability to quickly and seamlessly add new products and capabilities that benefit our partners and cardholders. It has also strengthened our ability to ensure we are operating on a compliant core platform, and enables efficient integration of digital technology, while supporting our data and analytics capabilities and improving operational efficiencies. See also “—Technology/Systems” below for additional information regarding our approach toward the systems and technologies we use in the operation of our business.

Our customer care operations are influenced by our retail heritage, and we view every customer touch point as an opportunity to provide an exceptional experience. Our customer care operations offer omnichannel servicing, including through phone, mail, email, text, smartphone application and the web. We blend domestic and off-shore locations as an important part of our servicing strategy, to maintain service availability beyond typical work hours in the United States and to optimize our cost structure. We provide focused training programs in all areas to achieve the highest possible customer service standards and customer experience and monitor our performance by conducting surveys with our partners and our customers, including the recent development of an AI-powered knowledge management solution for our customer care associates. In 2024, for the nineteenth consecutive time, we were certified by BenchmarkPortal as a Center of Excellence for the quality of our operations, the most prestigious customer care industry ranking attainable. Founded by Purdue University in 1995, BenchmarkPortal is a global leader of best practices for customer care centers.

Fraud Prevention. We monitor our customers’ accounts to help prevent, detect, investigate and resolve fraud across the various products we offer. We employ a variety of fraud mitigation controls during the lifecycle of accounts, including capabilities related to account acquisition, transaction processing and account management. We use proprietary custom fraud models developed by our data scientists, together with externally-sourced scores and solutions used across the industry, to seek to identify fraud and protect our stakeholders, including our customers and brand partners. We leverage device intelligence technology to risk-assess digital applications and online servicing channels, and we subject monetary transactions to authorization and approval scrutiny through a variety of techniques designed to help identify and halt fraudulent transactions, including machine-learning models, rules-based decision-making logic, report analysis, data integrity checks and manual account reviews. We have a cross-functional team of risk, fraud and security professionals that regularly evaluate our fraud-prevention capabilities and emerging industry trends and solutions.

Marketing, and Data and Analytics. Through our integrated marketing services, we design and implement strategies that assist our partners in acquiring, retaining and expanding customer engagement to drive a more loyal, frequent shopper that increases customer lifetime value. Our programs capture transaction data that we analyze to better understand consumer behavior, which we use to increase the effectiveness of our partners’ marketing activities. Through our data and analytics capabilities, including the use of machine learning and artificial intelligence (AI) technology, we focus on data insights that drive actionable strategies and enhance revenue growth and customer retention. We use multi-channel marketing communication tools, including in-store, web, permission-based email, permission-based mobile messaging and direct mail to engage customers in the channels of their choice.

Digital and Mobile Capabilities. We are constantly seeking to improve our digital and mobile capabilities, in order to support and enhance our product offerings, drive growth for our brand partners and improve the customer experience. We seek to provide a seamless, personalized digital and mobile experience that is responsive to our customers’ evolving expectations. Recent improvements to our digital and mobile capabilities include API enhancements, enriched software development kits, virtual card commercialization, and our new Bread Financial mobile app which we launched to Bread

Cashback American Express Credit Card customers in the fourth quarter of 2023, then throughout 2024 began to roll out to brand partner customers along with all Bread Rewards American Express Credit Card customers, and in 2025 we will complete the full rollout to all remaining credit card customers. We are continually seeking to enhance customers’ self-service capabilities in our digital channels, which allows customers to address their needs when and how they want, while also generating efficiencies for us over time by reducing the costs to serve our customers.

In addition, through our Enhanced Digital Suite, a group of marketing and credit application features, we help our brand partners capitalize on online trends by bringing through more qualified applicants, a higher credit sales conversion rate and a higher average purchase value. Enhanced Digital Suite includes a unified software development kit that provides access to our broad suite of products; it also promotes credit payment options, relevant to the customer, earlier in the shopping experience. The credit application is simple and easy, offers prefilled fields and pre-screens customers in real-time, allowing for immediate credit approval without leaving the brand partner’s site. Across all product offerings, we remain focused on creating an exceptional digital and mobile experience for our customers, which we believe improves our competitive position and drive future growth.

For additional information relating to our business, business strategy and products and services, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment”.

Technology/Systems

We leverage information and technology to help achieve our business objectives and to develop and deliver products and services that satisfy our brand partners’ and customers’ needs, all while seeking to enhance our governance and control over the availability, quality and security of our data.

A key part of our strategic focus is the development and use of resilient, efficient and flexible computer and operational systems to deliver growth for our brand partners, support sophisticated marketing and account management strategies, service our customers, and develop and scale new and diversified products. We believe the continued development and integration of these systems is an important part of our efforts to reduce costs, improve quality and security, and provide faster, more flexible technology services. Consequently, we continuously review capabilities and develop or acquire systems, processes and competencies to meet our unique business requirements, including strategic investments in cloud capabilities, machine learning and AI, emerging technologies and automation, and data and analytics.

As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or use third-party service providers who have the ability to deliver technology that is of higher quality, lower cost, or both. Specifically, we rely on third parties to help us deliver systems and operational infrastructure, these relationships include (but are not limited to): Microsoft and Amazon Web Services, Inc. for our cloud infrastructure and Fiserv for our credit card processing services.

We are committed to safeguarding our customers’ and our own information and technology, implementing backup and recovery systems, and generally require the same of our third-party service providers. We take measures that mitigate against known attacks and use internal and external resources to scan for vulnerabilities in platforms, systems, and applications necessary for delivering our products and services. We cannot guarantee, however, that our cybersecurity risk management program and processes, or those of our third-party providers, including our policies, controls or procedures, will be fully implemented, adhered to, or effective in protecting both our customers’ and our own information and technology from cyberattacks. For a discussion of the risks associated with our use of technology systems, see “Part I—Item 1A. Risk Factors” under the heading “Cybersecurity, Technology and Vendor Risks”.

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

Protection of Intellectual Property and Other Proprietary Rights

We rely on a combination of patents, copyrights, trademarks, and trade secrets (and corresponding laws relating to such intellectual property), confidentiality procedures, contractual provisions, and other similar measures to protect our technology and proprietary information used in our business. We generally enter into confidentiality agreements with our employees, consultants and third-party business partners to protect our proprietary information. We control access to and distribution of our technology and its related documentation and other proprietary information through licenses and contractual restrictions. Despite our efforts to protect our technology and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our technology that we consider proprietary, and third parties may attempt to develop similar technology independently. We have a number of domestic and foreign patents and pending patent applications. We pursue protection of our trademarks through registration, primarily in the United States, although we also have either registered trademarks or applications pending for certain marks in other countries. We maintain a trade secret program for certain proprietary intellectual property for which we choose not to seek patent or copyright protection. No individual patent, copyright, or trademark is material to us or our business.

Competition

The markets for our products and services are highly competitive, continuously changing, highly innovative, and subject to regulatory scrutiny and oversight. We compete with a wide range of businesses, including major financial institutions and financial technology firms, or fintechs. Some of our current and potential competitors may be larger than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and market share than we do, or offer products and services that we do not offer. Other competitors may be smaller or younger companies that are more agile in responding quickly to regulatory and technological changes. Many of the areas in which we compete evolve rapidly with innovative and disruptive technologies, emerging competitors, business alliances, shifting consumer habits and user needs, price sensitivity on the part of merchants and consumers, and frequent introductions of new products and services. The consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace.

In competing to acquire and retain the business of brand partners and customers, our primary competition is with other financial institutions whose marketing focus has been on developing credit card programs with attractive value propositions, high spend and consequentially large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. We also compete for brand partners on the basis of a number of factors, including program financial and other terms, underwriting standards and capabilities, marketing expertise, service levels, the breadth of our product and service offerings, digital, technological and integration capabilities, brand recognition and reputation. We focus on retailers and other brand partners that understand the competitive advantage of building a loyal customer base. We have a long history of effectively analyzing transaction data we obtain through partner loyalty programs and managing our lending programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement successful marketing strategies for our partners.

As a form of payment, our customers have numerous consumer credit and other payment options available to them, and our products compete with cash, checks, electronic bank transfers, debit cards, general purpose credit cards (including those on the Visa, MasterCard, American Express and Discover Card networks), various forms of consumer installment loans and split-pay products, other private label credit card brands, prepaid cards, digital wallets and mobile payment solutions, and other tools that simplify and personalize shopping experiences for consumers and merchants. Among other factors, our products compete with these other forms of payment on the basis of interest rates and fees, credit limits, reward programs and other product features. As the payments industry continues to evolve, in the future we expect increasing competition with emerging payment technologies from fintechs and payment networks. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which could place us at a competitive disadvantage.

In our retail deposits business, we have acquisition and servicing capabilities similar to other direct-banking competitors. We compete for deposits with traditional banks, and in seeking to grow our Bread Savings platform, we compete with other banks that have direct-banking models similar to ours. Competition among direct banks is intense because online banking provides customers the ability to quickly and easily deposit and withdraw funds, and open and close accounts in favor of products and services offered by competitors.

Supervision and Regulation

We operate primarily through our insured depository institution subsidiaries, Comenity Bank (CB) and Comenity Capital Bank (CCB), which, as noted above, together are referred to herein as the “Banks”. Federal and state laws and regulations extensively regulate the operations of the Banks. This regulatory framework is intended to protect individual consumers, depositors, the Deposit Insurance Fund (DIF) of the FDIC and the U.S. banking system as a whole, rather than for the protection of stockholders and creditors. Set forth below is a summary of the significant laws and regulations applicable to each of CB and CCB. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and supervisory policies that are described. Such statutes, regulations, and supervisory policies are subject to ongoing review by Congress, state legislatures, and federal and state regulatory agencies. A change in any of the statutes, regulations, or supervisory policies applicable to CB and/or CCB, or in the leadership or direction of our regulators, could have a material effect on our operations or financial condition. Further, while the new Presidential Administration and the congressional majorities in the U.S. Senate and House of Representatives support reducing the regulatory burden, the scope of regulation and the intensity of supervision will likely remain uncertain in the current regulatory and political environments.
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

CB is subject to prudential regulation, supervision and examination by the Delaware Office of the State Bank Commissioner, as its chartering authority, and the FDIC as its primary federal regulator. CB’s deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with applicable law and FDIC regulations. CB is not a member of the Federal Reserve System.

CCB is a Utah-chartered industrial bank. As an industrial bank, CCB is exempt from the definition of “bank” under the BHC Act. CCB is subject to prudential regulation, supervision and examination by the Utah Department of Financial Institutions (UDFI), as its chartering authority, and the FDIC as its primary federal regulator. CCB’s deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with applicable law and FDIC regulations. CCB is not a member of the Federal Reserve System.

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

Regulation of Bread Financial Holdings, Inc.

Because neither CB nor CCB is considered a “bank” within the meaning of the BHC Act, the Parent Company is not a bank holding company (BHC) subject to regulation thereunder. If any of our entities became subject to regulation as a BHC, among other things, BFH and our non-bank subsidiaries would be subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (Federal Reserve Board) and our operations would be limited to activities that are closely related to banking. If the Parent Company were to qualify as a financial holding company (FHC), operations could include those activities that are financial in nature. However, under Section 616 of the Dodd-Frank Act, any company that directly or indirectly controls an insured depository institution is required to serve as a source of financial strength to its subsidiary institution and may not conduct its operations in an unsafe or unsound manner. This doctrine is commonly known as the “Source of Strength” doctrine. As such a company, this means that BFH must stand ready to use available resources to provide adequate capital funds to the Banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional funding resources to support the Banks. This support may be required at times when BFH might otherwise have determined not to provide it or when doing so is not otherwise in the interests of BFH or its stockholders or creditors. BFH’s failure to meet its obligation to serve as a source of strength to the Banks may be considered an unsafe and unsound banking practice. In that regard, although the Parent Company is not a BHC, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

Separately, under Utah state law the Parent Company is subject to examination by the UDFI. Under that statutory authority, the UDFI subjects the Parent Company to periodic inspections to determine the degree to which it serves as source of financial and managerial strength to CCB, and to understand the business activities conducted outside CCB.

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

Examinations by regulators consider not only compliance with applicable laws, regulations, and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the board of directors, the effectiveness of internal controls, earnings, liquidity, and various other factors. Following examinations by its bank regulators, the Banks receive supervisory findings and ultimately are assigned supervisory ratings. Examination reports, supervisory ratings, and other actions under this supervisory framework, which are considered confidential supervisory information, can impact the conduct, growth, and profitability of our operations, possibly to a significant degree.

Regulatory Capital Requirements

The Banks are subject to certain risk-based capital and leverage ratio requirements under the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations adopted by the FDIC. These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the FDIC may determine that a bank, based on size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.

Under the Basel III capital rules, the Banks’ assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine CB’s and CCB’s risk-weighted assets, which then are used to determine the minimum capital that CB and CCB should keep as reserves to reduce the risk of insolvency. These risk-weighted assets are used to calculate the following minimum capital ratios for the Banks:

•Common Equity Tier 1 (CET1) Risk-Based Capital Ratio – the ratio of CET1 capital to risk-weighted assets. In the calculation of CET1 capital, we follow the Basel III Standardized Approach. CET1 capital primarily includes common stockholders’ equity subject to certain regulatory adjustments and deductions, including for goodwill and intangible assets, certain deferred tax assets, and accumulated other comprehensive income or loss.
•Tier 1 Risk-Based Capital Ratio – the ratio of Tier 1 capital to risk-weighted assets. In the calculation of Tier 1 capital, we follow the Basel III Standardized Approach. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock, and certain qualifying capital instruments. For us, this ratio is the same as the CET1 Risk-Based Capital Ratio because we do not currently have any preferred stock or other qualifying capital instruments that would adjust the ratio.
•Total Risk-Based Capital Ratio – the ratio of total capital, including CET1 capital, Tier 1 capital, and Tier 2 capital, to risk-weighted assets. In the calculation of total capital, we follow the Basel III Standardized Approach. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses.

The Banks are also subject to the requirements of a fourth ratio, the Leverage ratio, which itself does not incorporate risk-weighted assets:

•Tier 1 Leverage Ratio – the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets, and certain other deductions).

The Basel III capital rules require a minimum CET1 Risk-Based Capital Ratio of 4.5%, a minimum Tier 1 Risk-Based Capital Ratio of 6.0%, and a minimum Total Risk-Based Capital Ratio of 8.0%. In addition to meeting the minimum capital requirements, under the Basel III capital rules, the Banks must also maintain the required 2.5% Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to executive management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it essentially increases the required minimum risk-based capital ratios. As a result, the Banks must maintain a CET1 Risk-Based Capital Ratio of at least 7%, a Tier 1 Risk-Based Capital Ratio of at least 8.5% and a Total Risk-Based Capital Ratio of at least 10.5% to avoid being subject to restrictions on capital distributions and discretionary bonus payments to its executive management. A bank, however, may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer; the required minimum Tier 1 Leverage Ratio for all banks and BHCs is 4%.

To be considered well-capitalized, the Banks must maintain the following capital ratios which are in excess of the minimums described above:

•CET1 Risk-Based Capital Ratio of 6.5% or greater;
•Tier 1 Risk-Based Capital Ratio of 8.0% or greater;
•Total Risk-Based Capital Ratio of 10.0% or greater; and
•Tier 1 Leverage Ratio of 5.0% or greater.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Banks’ ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. As of December 31, 2024, the Banks’ regulatory capital ratios were above the well-capitalized standards and met the Capital Conservation Buffer.

Dividends

Bread Financial Holdings, Inc. is a legal entity separate and distinct from the Banks. Declaration and payment of cash dividends or repurchases of our common stock depends upon cash dividend payments to Bread Financial Holdings, Inc. by the Banks, which are our primary source of revenue and cash flow. As state-chartered banks, under Delaware or Utah law, as applicable, the Banks are subject to regulatory restrictions on the payment and amounts of dividends. Further, the ability of the Banks to pay dividends to Bread Financial Holdings, Inc. is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements, and any such dividends are also subject to the approval of the Board of Directors of the applicable Bank. No assurances can be given that the Banks will, in any circumstances, pay dividends to Bread Financial Holdings, Inc.

The payment of dividends by the Banks and Bread Financial Holdings, Inc. and any repurchases of our common stock may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory requirements. The Federal Banking Agencies, being the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board and the FDIC, have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice; a bank may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Banking Agencies have issued policy statements that provide that banks should generally only pay dividends out of current operating earnings. The Federal Banking Agencies have the authority to prohibit banks from paying a dividend if it is deemed that such payment would be an unsafe or unsound practice. The FDIC also may require its prior consent before a bank pays a dividend that exceeds retained earnings or comes from the surplus account of common or preferred stock.

Prompt Corrective Action and Safety and Soundness

Under applicable “prompt corrective action” (PCA) statutes and regulations, insured depository institutions, such as the Banks, are placed into one of five capital categories, ranging from “well capitalized” to “critically undercapitalized”. The PCA statute and regulations provide for progressively more stringent supervisory measures as an institution’s capital category declines. An institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. An undercapitalized institution must submit an acceptable restoration plan to the appropriate Federal Banking Agency. One requisite element of such a plan is that the institution’s parent holding company guarantee the institution’s compliance with the plan, subject to certain limitations. As of December 31, 2024, the Banks qualified as “well capitalized” under applicable regulatory capital standards.

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

Reserve Requirements

Federal Reserve Board regulations require insured depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts, as well as cardholder credit balances. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with the Federal Reserve Banks; we maintain a significant majority of our liquidity portfolio on deposit within the Federal Reserve banking system.

The regulations authorize different ranges of reserve requirement ratios depending on the amount of transaction account balances held. A zero percent reserve requirement ratio is applied to transaction balances below the reserve requirement exemption amount. In addition, transaction account balances maintained over the reserve requirement exemption amount and up to a certain amount, known as the low reserve tranche, may be subject to a reserve requirement ratio of not more than 3 percent (and which may be zero), and transaction account balances over the low reserve tranche may be subject to a reserve requirement ratio of not more than 14 percent (and which may be zero). The reserve requirement exemption and the low reserve tranche are both subject to adjustment on an annual basis, as applicable, by the Federal Reserve Board. Effective March 26, 2020, in response to the COVID-19 pandemic, the reserve requirement ratios on all net transaction accounts were reduced to zero percent, thereby eliminating reserve requirements for all depository institutions. The annual indexation of the reserve requirement exemption amount and the low reserve tranche for the years 2021-2025 was required by statute, but did not affect depository institutions’ reserve requirements, which remain at zero.

Federal Deposit Insurance

The deposits of the Banks are insured up to applicable limits by the DIF of the FDIC. The current standard maximum deposit insurance amount is $250,000 per depositor, per insured depository institution, per ownership category, in accordance with applicable FDIC regulations.

The FDIC uses a risk-based assessment system that imposes insurance premiums based on a risk matrix that takes into account the risks attributable to different categories and concentrations of an insured depository institution’s assets and liabilities, and supervisory rating. The base for insurance assessments is the average consolidated total assets less the average tangible equity capital of an institution. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.

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

Restrictions on Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the Parent Company and its non-bank affiliates (including non-bank subsidiaries) can borrow or otherwise obtain credit from, or engage in other covered transactions with either of the Banks, which may have the effect of limiting the extent to which either Bank can finance or otherwise supply funds to the Parent Company or its non-bank affiliates. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, a derivative transaction to the extent that the transaction causes the bank to have a credit exposure to the affiliate, or the issuance of a guarantee, acceptance, or letter of credit. Covered transactions are subject to quantitative and qualitative limits.

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

The Banks are also subject to Sections 22(g) and 22(h) of the Federal Reserve Act, and the Federal Reserve Board's implementing Regulation O as made applicable to the Banks by the regulations of the FDIC. These provisions impose limitations on loans and extensions of credit by the Banks to their executive officers, directors and principal stockholders and their related interests, as well as those of the Banks’ affiliates. The limitations restrict the terms and aggregate amount of such transactions. Regulation O also imposes certain recordkeeping and reporting requirements.

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Bread Financial Holdings, Inc. and the Banks, from (i) engaging in proprietary trading and (ii) investing in or sponsoring covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term covered funds is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in section 3(c)(1) or 3(c)(7) of that Act, which includes collateralized loan obligation securities, collateralized debt obligation securities, and certain foreign funds. There are also several exemptions from the definition of covered funds, including, among other things, loan securitization, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. We do not engage in proprietary trading or invest in or sponsor covered funds.

Incentive Compensation

The Federal Banking Agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the Basel III capital rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds.

The Dodd-Frank Act requires the Federal Banking Agencies and the Securities and Exchange Commission (SEC) to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Banks, that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits resulting from inappropriate risk taking, as these actions could lead to material financial loss to the entity. The Federal Banking Agencies, apart from the Federal Reserve Board, and the SEC most recently proposed such regulations in 2024, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, the manner in which executive compensation is structured will be restricted.

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. We have held our “say-on-pay” vote annually.

USA PATRIOT Act

Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions are also required to respond to requests for information from Federal Banking Agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act (GLBA) and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The Federal Banking Agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions.

Furthermore, financial institutions are required to establish internal anti-money laundering programs. These programs must include policies, procedures, processes and other internal controls designed to monitor, identify, manage and mitigate the risk of money laundering or terrorist financing posed by a financial institution’s products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, identify and verify a legal entity customer’s beneficial owner(s) at the time a new account is opened and to understand the nature and purpose of the customer relationship, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. These programs are coordinated by a compliance officer, undergo annual independent audits to assess effectiveness, and require training of employees. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by a financial institution to engage in a merger transaction under the Bank Merger Act. Failure to comply with these regulations may result in fines, penalties, lawsuits, regulatory sanctions, reputational damage, or restrictions on business. Our Banks have in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engage in very few transactions of any kind with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulations

The United States government has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The Office of Foreign Assets Control administered sanctions targeting countries take many different forms. Generally, OFAC sanctions contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from the Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences.

Third-Party Risk Management

The FDIC, along with the other Federal Banking Agencies, issued final guidance on managing risks associated with third-party relationships. The guidance states that sound third-party risk management takes into account the level of risk, complexity, and size of the bank and the nature of the third-party relationship. In July 2024, the Federal Banking Agencies released a joint statement on banks’ arrangements with third parties to deliver bank deposit products and services. The joint statement cautions that operational and compliance risks arise when banks hand over substantial control of key functions to a third-party. Banks can manage risk through policies and procedures governing organizational structures, lines of reporting, expertise and staffing, internal controls and audit functions. Banks can also conduct risk assessments to assess controls for mitigating risk relating to specific third-party arrangements, engage in due diligence of third-party relationships, set appropriate contractual relationships, and establish monitoring routines to identify risks.

Identity Theft

The FDIC issued final rules and guidelines implementing the provisions of the Fair Credit Reporting Act (FCRA), as amended by the Dodd-Frank Act, that require insured state nonmember banks, such as the Banks, to establish programs to address risks of identity theft. The rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy these requirements. In addition, the rules establish special requirements for any credit and debit card issuers that are subject to the jurisdiction of the FDIC to assess the validity of notifications of changes of address under certain circumstances. The Banks implemented an ID Theft Prevention Program, approved by their Boards of Directors, in compliance with these requirements.

Open Banking

In October 2024, the CFPB finalized a rule implementing a section of the Dodd-Frank Act, which requires certain entities, including the Banks, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. The final rule also requires data providers holding a consumer account, such as the Banks, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the final rule, data providers are prohibited from charging consumers or third parties fees for processing these consumer data requests. The final rule also places certain data security, authorization, and other obligations on third parties accessing covered data from data providers, which could include the Banks when acting in certain capacities. The final rule also requires third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. In October 2024, industry trade associations filed a lawsuit against the CFPB alleging the agency exceeded its statutory authority and asking the court to vacate the rule. As of the date of this report, the District Court for the Eastern District of Kentucky has not issued a ruling on the matter.

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

In October 2023, the Federal Banking Agencies issued a final rule overhauling the process and substantive tests used by the agencies to assess a bank’s record of meeting the credit needs of its community. In February 2024, industry trade associations filed a lawsuit against the Federal Banking Agencies alleging the agencies exceeded their statutory authority and asking the court to vacate the final rule. In March 2024, the District Court for the Northern District of Texas enjoined the Federal Banking Agencies from enforcing the final rule, and the previous CRA rule continues to apply.

Consumer Protection Regulation and Supervision

We are subject to the federal consumer financial protection laws implemented by the CFPB, as well as by other federal agencies including the FDIC and Federal Trade Commission. The CFPB has broad rulemaking authority that has impacted, and may continue to impact, the Banks’ operations, including with respect to credit card late fees and other amounts that we may charge. For example, the CFPB’s rulemaking authority may allow it to change regulations adopted in the past by other regulators, including regulations issued under the Truth in Lending Act by the Federal Reserve Board. We are also subject to certain state consumer protection laws, and state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. State authorities have increased their focus on and enforcement of consumer protection rules. These federal and state consumer protection laws apply to a broad range of our activities and to various aspects of our business, and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use and provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services. Each Bank has in place an effective compliance management system to comply with these laws and regulations.

In March 2024 the CFPB published a final rule that would significantly reduce the safe harbor amount for late fees that credit card issuers are authorized to charge. As of the date of this report, the rule is subject to an injunction issued by the United States District Court for the Northern District of Texas. For a detailed discussion regarding the status of the CFPB’s late fee rule, and the risks associated with the rule, see “Risk Factors—Legal, Regulatory and Compliance Risks” and “Management’s Discussion & Analysis—Business Environment” below.

More generally, the CFPB’s ability to rescind, modify or interpret past regulatory guidance could reduce fee income, and increase our compliance costs and litigation exposure. Further, the CFPB has broad authority to enforce the prohibitions of “unfair, deceptive or abusive” acts or practices regardless of which agency supervises the Banks. The CFPB has taken enforcement action against other credit card issuers and financial services companies. Evolution of these standards could result in changes to pricing, practices, procedures and other activities relating to our credit card accounts in ways that could reduce the associated return from those accounts and potentially impact business growth plans. While the CFPB has taken public positions on certain matters, it is unclear what additional changes may be promulgated by the CFPB and what effect, if any, such changes would have on our credit accounts.

With the recent change in Presidential Administration and the current congressional majorities in the U.S. Senate and House of Representatives, the scope of regulation by the CFPB and other federal agencies remains uncertain. Most recently, in February 2025, the acting director of the CFPB directed the CFPB’s staff to cease all supervision and examination activity and stakeholder engagement, stop all work on proposed rulemaking, suspend the effective dates of any finalized but not yet effective rules, and halt other actions relating to investigations, enforcement and litigation. The extent to which these recent or other future developments will ultimately impact the CFPB’s regulation of our business, including the CFPB’s credit card late fee rule and the associated litigation, remains uncertain.

Privacy, Information Security and Data Protection

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification. For example, we are subject to the GLBA and implementing regulations and guidance in the United States. Among other things, the GLBA: (i) imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties; (ii) requires that financial institutions provide certain disclosures to consumers about their information collection, sharing and security practices and affords consumers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions); and (iii) requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, the sensitivity of consumer information processed by the financial institution as well as plans for responding to data security breaches.

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which was modified in 2020 through a voter referendum adopting the California Privacy Rights Act (CPRA). The CCPA/CPRA requires covered businesses to comply with requirements that give consumers the right to know what information is being collected from them and whether such information is sold or disclosed to third parties. The statute also allows consumers to access, delete, correct, and prevent the sale and sharing of personal information that has been collected by covered businesses in certain circumstances. The CCPA/CPRA does not apply to personal information collected, processed, sold, or disclosed pursuant to the GLBA or the California Financial Information Privacy Act. We are a covered business under the CCPA, which became effective on January 1, 2020 and under the CPRA which became effective on January 1, 2023. The enactment of the CCPA has prompted a wave of legislative developments in other states, which has created a patchwork of overlapping but different state laws, certain of which include exemptions for GLBA-regulated entities and/or personal information. Similar privacy laws also have been proposed in other states and at the federal level.

Federal and state laws also require us to respond appropriately to data security breaches. A final rule issued by the Federal Reserve, OCC, and FDIC, which became effective in May 2022, requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. The SEC has also adopted rules on Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure, which, among other things, require the filing of a Current Report on Form 8-K following certain cybersecurity incidents.

We continue to monitor, and have a program in place designed to comply with, applicable privacy, information security and data protection requirements imposed by federal, state, and foreign laws. However, if we experience a significant cybersecurity incident or our regulators deem our information security controls to be inadequate, we could be subject to supervisory criticism or penalties, and/or suffer reputational harm. For further discussion of privacy, data protection and cybersecurity, and related risks for our business, see “Part I—Item 1A. Risk Factors” under the headings “Regulation in the areas of privacy, data protection, data governance, account access and information and cyber security could increase our costs and affect or limit our business opportunities and how we collect and/or use Personal Information, and any actual or perceived failure to comply with any of these new or existing laws could adversely affect our business, results of operations, or financial condition”, “If we, our third-party providers, or brand partners fail to safeguard our confidential information and/or experience a data security incident, there may be damage to our brand and reputation, material financial penalties and legal claims, which could materially adversely affect our business, results of operations, and financial condition”, and “Business interruptions, including loss of data center capacity, interruption due to cyber-attacks, loss of network connectivity or inability to utilize proprietary software of third-party vendors, could affect our ability to timely meet the needs of our partners and customers and harm our business” and “Part I—Item 1C. Cybersecurity”.

Human Capital

Providing a meaningful value proposition for our associates is one of our top priorities. We seek to enhance our associate value proposition continuously to ensure that we offer competitive rewards, career opportunities and workplace conditions, which we believe enables us to attract and retain a highly qualified and motivated workforce.

As of December 31, 2024, we employed approximately 6,000 associates worldwide, with the majority concentrated in the United States. Attracting, developing and retaining top talent is critical to our business. In making these employment-related decisions, we comply with all applicable laws. We promote an inclusive, engaged culture that empowers associates through opportunities to grow, develop and lead. Our associates have been, and will remain, the backbone of our business, and we take a holistic approach to our associates’ experiences, recognizing that an engaged workforce drives our long-term growth and sustainability. Our Board of Directors and Compensation & Human Capital Committee provide important oversight of our human capital management strategy, and receive regular updates from senior management and third-party consultants on human capital trends and developments and other key human capital matters that drive our ongoing success and performance.

Associate Benefits and Well-Being

Associate well-being remains a top human capital priority, and we are committed to providing our associates with competitive total compensation, benefits and wellness resources. Our associates continue to value flexible hybrid work policies that allow them to balance office work and remote work time. Nearly 9 out of 10 associates view our flexible work arrangements as a competitive advantage relative to other potential employment opportunities. We intend to continue flexible work arrangements, seeking to take advantage of the engagement and productivity benefits associated with increased flexibility, as well as opportunities for connectedness and social interaction. Other associate well-being resources include mental health awareness and counseling support, financial education and wellness courses, a variety of fitness and meditation classes, a well-being cost reimbursement program and other benefits to promote mental and physical health.

During 2024, we further improved the competitiveness of our associate benefit offerings in various ways, including (i) depositing 3% “free money” (i.e., 3% of annual pay) into all eligible associates’ Bread Financial 401(k) Plan, including those associates that do not make any voluntary contributions; (ii) increasing the number of free therapy sessions for associates and their immediate family members; and (iii) adding other new life-event benefits to help new parents.

Associate Experience and Engagement

Delivering an exceptional customer experience relies on our ability to cultivate an engaging and rewarding experience for our associates. We maintained high levels of associate engagement and retention in 2024 and were successful with talent acquisition in key areas. As discussed further below, in 2024 we continued to focus on developing our internal talent through opportunities to learn new skills and make lateral moves across the organization. We continue to listen to and act on feedback from our associates, including through our annual Associate Experience Survey and other more frequent surveys and communications. Each year after the results of the annual Associate Experience Survey have been tabulated, our senior management presents those results to our Compensation & Human Capital Committee and our Board of Directors, including discussion regarding trends observed and actions to be taken in response to the results. Input from our Board of Directors helps inform our human capital strategies and objectives going forward; our global themes for 2024 included expanding growth options within the Company and fostering collaboration to meet our BFH goals and objectives.

Workforce Readiness, Growth and Advancement

In a competitive environment where companies must offer an associate value proposition that addresses the needs of a multigenerational workforce, we have developed and implemented strategies focused on human capital to ensure workforce readiness, growth and advancement. We offer a broad suite of workforce mobility programs as a focused effort to help attract new talent and those entering the workforce, develop our talent through stretch projects and skill development, hone leadership skills to further careers, and rotate associates across the business, broadening their expertise and abilities. During the year, we continued to offer and expand our suite of mobility programs including our six-month apprenticeship program, which creates a feeder pipeline for multiple areas across the organization, typically from Care Center positions to non-Care Center positions.

Robust training and development remains central to our human capital strategy. Another program within our suite of workforce mobility programs is our RISE Program. This program is tailored to our Care Center associates and provides a track for those associates to remain in the Care Center but work through their career journeys and become leaders within their respective teams. In addition to career-oriented training and development, we require annual associate training to ensure ongoing adherence to responsible business practices and ethical conduct, and all associates must certify annually that they have read and will adhere to our Code of Ethics.

Inclusive Culture

We are committed to creating an inclusive culture that attracts and values diversity of thought, experience, background, skills and ideas, driving our associates’ sense of belonging. Over the past few years, we have advanced our actions and activities in support of creating a more inclusive work environment, including the maturation of our associate programs and our nine Business Resource Groups, which are open to all associates and that nearly 1,400 unique associates have voluntarily joined. Based on our annual Associate Experience Survey, 83% of our associates feel a sense of belonging and 92% believe Bread Financial is committed to a diverse and inclusive work culture.

Sustainability Strategy

We are a financial services company dedicated to empowering our customers and optimizing opportunities to create value for all our stakeholders, while advancing long-term financial and reputational goals. We prioritize initiatives that strengthen our communities, reduce our environmental impact, promote inclusion and build financial confidence. We continue to advance the integration of environmental and social factors into our overall governance, risk management and reporting practices in ways that increase transparency and enhance the quality of our disclosures. Additional information regarding our sustainability strategy and responsible business practices can be found in our annual sustainability report published on our website at: https://investor.breadfinancial.com/sustainability/. No information from this website is incorporated by reference herein. Please also see “Human Capital” above.

Other Information

Our corporate headquarters are located at 3095 Loyalty Circle, Columbus, Ohio 43219, where our telephone number is 614-729-4000.

We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at www.sec.gov. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed or furnished with the SEC, as well as amendments thereto, free of charge from our website, www.BreadFinancial.com. No information from this website is incorporated by reference herein. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. We post our Audit Committee, Risk & Technology Committee, Compensation & Human Capital Committee and Nominating & Corporate Governance Committee charters, our corporate governance guidelines, and our code of ethics, code of ethics for senior financial officers, and code of ethics for Board members on our website.

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

Risks related to our macroeconomic, global, strategic, business and competitive environment include:

•Market conditions, inflation, interest rates, labor market conditions, recessionary pressures or concerns over a prolonged economic slowdown, and the related impact on consumer spending behavior, payments, debt levels, savings rates and other behavior, could have a material adverse effect on our business.
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
•Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation, decreasing the use of our products and services and increasing our fraud losses.

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

Risks related to our legal, regulatory and compliance environment include:

•We face various risks related to the extensive government regulation and supervision of our business, including by the FDIC, CFPB and other federal and state authorities. These risks include pending and future laws and regulations that may adversely impact our business, such as the CFPB’s final rule with respect to late fees, as well as supervisory and other actions that may be taken against us by our regulators.
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

Risks related to cybersecurity, technology and third-party vendors include:

•We rely on third-party vendors, and could be adversely impacted if such vendors fail to fulfill their obligations.
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
•The development and use of AI presents risks and challenges to our business, including compliance with new AI laws and regulations, risks associated with AI models, and the malicious use of AI technology by bad actors.

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

While we closely monitor economic conditions and indicators, including inflation, interest rates, changes in monetary policy, housing values, the state of the commercial real estate industry, energy prices, consumer wages, consumer saving rates and debt levels, including student loan debt, consumer and business spending, unemployment, financial markets, government policy and concerns about the level of U.S. government debt, as well as economic and political conditions in the U.S. and global markets, the outcome of any of these conditions and indicators remains difficult to predict. During 2024, the economic scenario weightings in our credit reserve modeling continued to reflect an increased probability of a recession, high interest rates, persistent inflation, and the increased cost of overall consumer debt. A recession or prolonged period of economic weakness would likely, among other things, adversely affect consumer discretionary spending levels and the ability and willingness of customers to pay amounts owed to us and could have a material adverse effect on our business, key credit trends, results of operations and financial condition. Moreover, the current macroeconomic environment may have a disproportionately adverse impact on us, as compared to our peers, due to our relatively higher proportion of private label credit card accounts and our deeper underwriting. In the current macroeconomic landscape, the wage growth of many moderate and lower-income households has been challenged by the compounding effect of persistent inflation, even while unemployment rates remain low. Given the higher proportion of moderate and lower-income households within our partners’ customer bases relative to many of our peers, a continuation of this trend could impact us more negatively than others in our industry. Moreover, the current Presidential Administration’s policies on trade, immigration and taxes could create inflationary pressures, which in turn could disproportionately impact our customer base.

For context, during the Great Recession, our Delinquency and Net loss rates peaked in 2009 at 6.2% and 10.0%, respectively. As of December 31, 2024, our Delinquency rate was 5.9% and our 2024 full-year Net loss rate was 8.2%. While these 2024 rates were lower than those experienced in 2009 during the Great Recession, the current and near-term anticipated Delinquency and Net loss rates are high, relative to our historical experience, and a prolonged continuation or worsening of these rates could have a material adverse impact on us.

In addition, outbreaks of illnesses, pandemics, endemic diseases, or other local or global health issues, political uncertainties (including those arising from significant shifts in policy that impact consumers, such as tariffs and other trade-related measures, taxes and immigration, among others), international hostilities, armed conflict, war (such as the ongoing wars between Ukraine and Russia, and between Israel and Hamas), civil unrest, climate-related events, impacts to the power grid, and natural disasters have, to varying degrees, negatively impacted our operations, brand partners, service providers and consumer spending, and such events and conditions may negatively impact us going forward.

The loans we make are unsecured, and we may not be able to ultimately collect from customers that default on their loans.

The primary risk associated with unsecured consumer lending is the risk of default or bankruptcy of the borrower, resulting in the borrower’s balance being written-off as uncollectible. We rely principally on the borrower’s creditworthiness for repayment of the loan and, therefore, have no other recourse for collection. An increase in defaults or net principal losses could result in a reduction in Net income.

We may not be able to successfully identify and evaluate the creditworthiness of borrowers to minimize delinquencies and losses. As part of our efforts to manage our credit risk, we use our automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new account holders, establishing or adjusting their credit limits and applying our risk-based pricing. These models may not accurately predict future write-offs for various reasons discussed elsewhere in these Risk Factors, including “Our risk management policies and procedures may not be effective, and the models we rely on may not be accurate or may be misinterpreted.” below. While we monitor credit quality on a regular and consistent basis, utilizing internal algorithms and external credit bureau risk scores and other data, these algorithms and data sources may be inaccurate or incomplete, including as a result of certain customers’ credit profiles not fully reflecting their credit risk due to any number of factors, including, for example, the less-regulated reporting requirements for many fintechs offering buy now, pay later products or other lending options and existing or future limitations on the reporting of medical debt. Mandated changes to credit bureau reporting, or the information that may be included in a credit bureau report, can change the accuracy of scoring models that leverage tradelines and performance in determining credit risk. As a result, the data and models upon which we rely may not fully reflect the extent of our customers’ actual financial obligations.

General economic conditions, including a recession or prolonged economic slowdown, persistent inflation, interest rates, high unemployment or volatility in energy prices, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our Delinquency and Net loss rates are affected by the credit risk inherent in our Credit card and other loan portfolios, as well as the vintage of the accounts in our various credit card portfolios. We are also closely monitoring the effects on our business of the lifting of the moratorium on federal student loan payments in October 2023, which moratorium had been originally implemented as part of the federal government’s COVID-19 response under the CARES Act in March 2020. Under the applicable rules, there was a grace period for federal student loan borrowers until late 2024 before any adverse credit bureau reporting was to be made in the event they fail to resume payments on their loans. This grace period has ended, and we are closely monitoring the segment of our portfolio with student loans to observe payment trends. In addition, targeted government efforts to forgive or discharge portions of student loan debt or provide additional relief may further influence these trends.

Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and losses, thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us. Our Delinquency rates were 5.9% of Credit card and other loans as of December 31, 2024, compared with 6.5% and 5.5% as of December 31, 2023 and 2022, respectively. For 2024, our Net principal loss rate was 8.2%, compared with 7.5% and 5.4% for 2023 and 2022, respectively. As referenced above, the current and near-term anticipated Delinquency and Net loss rates remain high, relative to our historical experience, and a prolonged continuation or worsening of these rates could have a material adverse impact on our business and results of operations.

A significant percentage of our Total net interest and non-interest income, or revenue, is generated through our relationships with a limited number of partners, and a decrease in business from, or the loss of, any of these partners could cause a significant drop in our revenue.

We depend on a limited number of large partner relationships for a significant portion of our revenue. As of and for the year ended December 31, 2024, our five largest credit card programs (based on Total net interest and non-interest income) accounted for approximately 48% of our Total net interest and non-interest income excluding the gain on sale and 38% of our End-of-period credit card and other loans. In particular, our programs with (alphabetically) Signet Jewelers, Ulta Beauty and Victoria’s Secret & Co. and its retail affiliates, each accounted for 10% or more of our Total net interest and non-interest income for the year ended December 31, 2024. A decrease in business from, or the loss of, any of our significant partners for any reason, could have a material adverse effect on our business. We previously announced the non-renewal of our contract with BJ’s Wholesale Club (BJ’s) and the sale of the BJ’s portfolio, which closed in late February 2023. For the year ended December 31, 2022, BJ’s branded co-brand accounts generated approximately 10% of our Total net interest and non-interest income, and BJ’s branded co-brand accounts were responsible for approximately 11% of our Total credit card and other loans as of December 31, 2022. Our business is intensely competitive, and we cannot provide assurance that we will retain the business of all of our significant brand partners going forward.

Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to fluctuations in that market than a more diversified company.

Our business is heavily concentrated in U.S. consumer credit. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer, such as legislation and regulations relating to credit card late fees, finance charges and promotional financing. Our business concentration could have an adverse effect on our results of operations.

We expect growth to result, in part, from new and acquired credit card and other loan programs whose performance could result in increased portfolio losses and negatively impact our profitability.

We expect an important source of our growth to come from new and acquired credit card and other loan programs. We cannot be assured that the loss experience on new and acquired programs will be consistent with our more established programs, or that the cost to provide service to these new and acquired programs will not be higher than anticipated. The failure to successfully underwrite these new and acquired programs may result in defaults greater than our expectations and could have a material adverse impact on us and our profitability. See “Our risk management policies and procedures may not be effective, and the models we rely on may not be accurate or may be misinterpreted.”. Moreover, under the CECL accounting rules, the acquisition of an existing credit card or other loan portfolio typically has a negative impact on certain key financial metrics in the near-term, including Net income and Earnings per share, because we are required to include a reserve build in our Provision for credit losses for the estimated credit losses to be experienced over the life of the acquired portfolio. The amount of this reserve build (included in the reporting period in which the portfolio is obtained) is often large relative to the amount of revenue generated through such date by the newly-acquired portfolio. See also “–The amount of our Allowance for credit losses could adversely affect our business and may prove to be insufficient to cover actual losses on our loans.” below.

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

We rely extensively on models in managing many aspects of our business, including liquidity and capital planning (including stress testing), customer selection, underwriting and line management, credit and other risk management, pricing, reserving and collections management. The models may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including models being calibrated on historical cycles and correlations which may not be predictive of the future, or failures to update assumptions appropriately or in a timely manner). Our assumptions may be inaccurate for many reasons including that they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions, including continued elevated inflation, low unemployment, increasing consumer debt levels and weakening in macroeconomic indicators, and their impact on partner and customer behaviors) and they often involve complex interactions between a number of dependent and independent variables, factors and other assumptions. In particular, in recent years, we have observed rates and correlations among several key macroeconomic variables, such as unemployment and interest rates, perform outside of observed historical norms, which could impact the reliability of certain models in the current economic environment. The errors or inaccuracies in our models may be material, and could lead us to make poor or sub-optimal decisions in managing our business, and this could have a material adverse effect on our business, results of operations and financial condition.

Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.

We are subject to the risk of fraudulent activity associated with our products and services, as well as retailers, partners, other merchant parties or third-party service providers handling consumer information. Our products are susceptible to application fraud because, among other things, we provide immediate access to credit at the time of approval. In addition, digital sales on the internet and through mobile channels continue to be a larger part of our business, and fraudulent activity is higher as a percentage of sales in those channels than in brick-and-mortar store transactions. The different financial products we offer, including deposit products, are susceptible to different types of fraud, and, depending on our product mix and channel mix, we may continue to experience variations in, or levels of, fraud-related expenses that are different from or higher than those experienced by some of our competitors or the industry generally. The risk of fraud continues to increase for the financial services industry, and credit card and deposit fraud, identity theft and related crimes are likely to continue to be prevalent, with increasingly sophisticated perpetrators. More recently, emerging generative AI capabilities, such as synthetic voice and conversation generation, introduced new fraud risks, especially in the form of identity fraud. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud.

Our fraud-related operational losses were $65 million, $127 million and $73 million for the years ended December 31, 2024, 2023 and 2022, respectively. During 2023, we believe the financial services industry generally experienced an uptick in both the volume and sophistication of fraud attacks, and we also experienced that trend in our business, with fraud-related operational losses increasing significantly from 2022 levels. While we were successful in decreasing fraud-related losses in 2024, the perpetrators of fraud attacks remain persistent and we cannot provide assurance that fraud-related losses will remain at these lower levels going forward. In addition to direct financial impacts, high profile fraudulent activity could also negatively affect our brand and reputation, which could negatively impact the use of our services, leading to a material adverse effect on our results of operations. In addition, significant increases in fraudulent activity could lead to regulatory intervention, including, but not limited to, additional consumer notification requirements, increasing our costs and negatively impacting our operating results, net income and profitability. Regulators and consumer activists have also sought to expand financial institutions’ responsibility to hold customers harmless for fraudulent transactions on their accounts, which increases our exposure to fraud-related losses.

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

Similarly, we may evaluate the potential disposition of, or elect to divest, assets or portfolios that no longer complement our long-term strategic objectives, as we did in November 2021, when we completed the spinoff of our LoyaltyOne segment. See also “Risks Related to the LoyaltyOne Spinoff.” below.

In addition, there are numerous risks associated with acquisitions, dispositions and the implementation of new business opportunities, including, but not limited to: the diversion of management’s attention from other business concerns; continued financial responsibility with respect to a divested business, including required equity ownership, guarantees, indemnities or other financial obligations; the assumption of unknown liabilities of the acquired company; the uncertainty of achieving expected benefits of an acquisition or disposition, including revenue, human resources, technological or other cost savings, operating efficiencies or synergies; the inability to integrate systems, personnel or technologies from our acquisitions and strategic investments; unforeseen legal, regulatory or other challenges that we may not be able to manage effectively; and the reduction of cash available for operations, payment of dividends, stock repurchase programs or other uses and potentially dilutive issuances of equity securities or incurrence of additional debt.

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

The markets for our products and services are highly competitive, and we expect this competition to intensify. Our growth and continued profitability depend on continued acceptance or adoption of the products and services we offer. We compete with a wide range of businesses, and some of our current competitors have longer operating histories, stronger brand names and greater financial, technical, marketing and other resources than we do. Moreover, the consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace. For a more detailed discussion regarding how we compete with respect to each of our product categories, see “Item 1. Business—Competition” of this Form 10-K above. Additionally, downturns in the economy or the performance of our retail or other partners, including as a result of macroeconomic conditions, geopolitical events or global health events or other pandemic or endemic diseases, may result in a decrease in the demand for our products and services. Our ability to generate significant revenue from partners and customers will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our programs to consumers. If we are not able to differentiate our products and services from those of our competitors, drive value for our partners and their customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market. Any decrease in the demand for our products and services for the reasons discussed above or any other reasons could have a material adverse effect on our growth, revenue and operating results.

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

Our ability to originate new credit card accounts, generate new loans, and earn interest and fees and other income is dependent, in part, upon sales of merchandise and services by our partners. The retail and other industries in which our partners operate are intensely competitive. Our partners’ sales may decrease or may not increase as we anticipate for various reasons, some of which are in the partners’ control and some of which are not. For example, partner sales have been, and in the future may be adversely affected by pandemic or endemic diseases or other macroeconomic conditions having a national, regional or more local effect on consumer spending, business conditions affecting the general retail environment, such as supply chain distributions or the ability to maintain sufficient staffing levels or a particular partner or industry, or natural disasters or other catastrophes affecting broad or more discrete geographic areas. If our partners’ sales decline for any reason, it generally results in lower credit sales, and therefore lower loan volumes and associated interest and fees and other income for us from our customers. In addition, if a partner closes some or all of its stores or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that such an event may occur), its customers who have used our financing products may have less incentive to pay their outstanding balances to us, which could result in higher charge-off rates than anticipated and our costs for servicing its customers’ accounts may increase. This risk is particularly acute with respect to our largest partners that account for a significant amount of our Total net interest and non-interest income. See “A significant percentage of our Total net interest and non-interest income, or revenue, is generated through our relationships with a limited number of partners, and a decrease in business from, or the loss of, any of these partners could cause a significant drop in our revenue.”. Moreover, if the financial condition of a partner deteriorates significantly or a partner becomes subject to a bankruptcy proceeding, we may not be able to recover customer returns, customer payments made in partner stores or other amounts due to us from the partner. A decrease in sales by our partners for any reason, or a bankruptcy proceeding involving any of them could have a material adverse impact on our business and results of operations.

We may not be successful in our efforts to promote usage of our DTC credit cards, or to effectively control the costs associated with such promotion, both of which may materially impact our profitability.

We have been investing in promoting the use of our DTC credit cards, including our Bread Cashback American Express Credit Card and our Bread Rewards American Express Credit Card, but there can be no assurance that our investments to acquire cardholders, provide differentiated features and services and increase the use of our DTC credit cards will be effective, particularly with increasing competition from other card issuers and fintechs, as well as changing consumer and business behaviors. In addition, if we develop new products or offers that attract customers looking for short-term incentives rather than incentivizing long-term loyalty, cardholder attrition and costs could increase. Moreover, we may not be able to cost-effectively manage and expand cardholder benefits, including controlling the growth of marketing, promotion, rewards and cardholder services expenses in the future.

Reductions in interchange fees, or changes in the laws and regulations governing such fees, could have various adverse impacts on our business and results of operations.

Interchange is a fee merchants pay to the payment networks in exchange for using the network’s infrastructure and payment facilitation, some of which is paid to credit card issuers. We earn interchange fees on co-brand and general purpose credit card transactions, but we typically do not charge or earn interchange fees from our partners or customers on our private label credit card products.

Certain merchants, in an effort to decrease their operating expenses, have with some success sought to lower interchange fees, including through promoting alternative payment platforms with lower processing costs and lobbying for legislative or regulatory changes. Several recent events and actions indicate a continuing focus on interchange by legislators, regulators and merchants. In 2023, for example, legislation was reintroduced in the U.S. House of Representatives and Senate, which, among other things, would require large issuing banks (over $100 billion) to offer a choice of at least two unaffiliated networks over which electronic transactions may be processed. At the state level, the Illinois legislature passed a bill that would, beginning in July 2025, prohibit the charging of interchange fees on sales tax and gratuities and restrict use of electronic payment transaction data except to facilitate or process the transaction or as required by law. This Illinois legislation is being challenged in federal court. Similar legislation has been introduced in other states and, absent a successful legal challenge, these bills would have a number of adverse impacts on us, including negatively impacting our interchange revenue and creating operational challenges.

Furthermore, to the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. In addition, for our co-brand and general purpose credit cards, we are subject to the operating regulations and procedures set forth by the payment networks. Our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the applicable payment network, all of which could have a material adverse effect on our business and results of operations.

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

Moreover, in connection with the COVID-19 pandemic, we transitioned nearly all of our workforce to work remotely, and nearly all of our workforce continues to work on a hybrid office/remote schedule. Remote work by a majority of our employee population may impact our culture and employee engagement with our company, which could affect productivity and our ability to retain employees who are critical to our operations and may increase our costs and impact our results of operations. Moreover, work from home policies by other companies may create more job opportunities for employees and make it more difficult for us to attract and retain key talent, especially in light of changing worker expectations and talent marketplace variability regarding flexible work models. In addition, employees who work from home rely on residential communication networks and internet providers that may not be as resilient as commercial networks and providers, and therefore may be more susceptible to service interruptions and cyberattacks than commercial systems. Our business continuity and disaster recovery plans, which have been historically developed and tested with a focus on centralized delivery locations, may not work as effectively in a distributed work from home model, where weather impacts, network and power grid downtime may be difficult to manage. If we are unable to manage the work from home environment effectively to address these and other risks, our reputation and results of operations may be impacted.

Our operations and financial performance could be adversely affected by severe weather and natural disasters, as well as by climate change and ESG-related regulations and actions.

Severe weather events and natural disasters could have a material adverse effect on our financial position and results of operations, and the timing and effects of any such event cannot accurately be predicted. The frequency and severity of some types of weather events and natural disasters, including wildfires, tornadoes, severe storms and hurricanes, have increased in recent years, which further reduces our ability to predict their effects accurately. These such events could affect us directly (for example, by interrupting our systems, impacting the power grid, damaging our facilities or otherwise preventing us from conducting our business in the ordinary course) or indirectly (for example, by damaging or destroying brand partner businesses or customers’ homes, impacting our service providers or otherwise impairing customers’ ability to repay their loans). Many of our customers were affected by the particularly intense 2024 hurricane season in the U.S. As a result of these hurricanes, we froze delinquency progression for cardholders in Federal Emergency Management Agency (FEMA) identified impact zones for one billing cycle, which resulted in modestly lower Net principal losses and Net loss rate in the fourth quarter of 2024, and consequently these actions will negatively impact Net principal losses and the Net loss rate in the second quarter of 2025.

In addition, many governments, investors and other stakeholders are under pressure to accelerate actions to address climate change and other environmental, social and governance topics. This has led to new regulations and expectations, which may be conveyed to us in the form of stockholder proposals, public campaigns, proxy solicitations or otherwise, that may cause significant shifts in disclosure, commerce and consumption behaviors. Any of these developments may impact our operating costs and our business.

For example, in March 2024, the SEC issued final rules relating to the disclosure of a range of climate-related risks and other information. Multiple lawsuits were filed against the SEC, and the SEC issued a voluntary stay of the rules, pending review by the U.S. Court of Appeals for the Eighth Circuit, where the litigation had been consolidated. To the extent these rules become effective as issued, we and/or our partners could incur increased costs related to the assessment and disclosure of climate-related information. Our failure to comply with these requirements, if adopted, or any future regulatory requirements or disclosure standards, may expose us to government enforcement actions or private litigation and otherwise damage our reputation, any of which could adversely impact our business.

Conversely, other stakeholders hold differing views on sustainability-related goals and initiatives. Certain state governments and activist groups, and most recently the new Presidential Administration through a series of executive orders and other actions, have pursued measures that appear designed to discourage companies from engaging in ESG practices or adhering to certain ESG principles.

These circumstances, among others, may result in pressure from investors, unfavorable reputational impacts, including inaccurate perceptions or misrepresentation of our actual business practices, diversion of management’s attention and resources, and potential proxy fights, among other adverse impacts. Any failure, or perceived failure, by us to adhere to our public statements, comply fully with developing interpretations of sustainability-related laws and regulations, or meet evolving and varied stakeholder expectations and standards could negatively impact our business, reputation, financial condition and operating results.

Our Board-approved sustainability strategy, which focuses on opportunities to create value for all our stakeholders, while advancing our long-term financial and reputational goals, is intended to drive additional progress on initiatives that promote sustainability, responsible business practices and increased transparency in our disclosures. We continue to advance the integration of sustainability into our overall governance and risk management practices. Statements in this and other filings we make with the SEC and other public statements, including in our annual sustainability reports, related to these initiatives reflect our current plans and expectations and are not a guarantee that these initiatives will be achieved or achieved on the currently anticipated timeline. Our ability to execute on our sustainability strategy or achieve sustainability initiatives is subject to numerous factors and conditions, some of which are outside of our control.

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

We will need additional financing in the future to repay or refinance our existing debt at maturity, or otherwise, and to fund our growth. As of the date of this Annual Report on Form 10-K, we had outstanding $10 million of 4.25% convertible senior notes due in June 2028 and $900 million of 9.750% senior notes due in March 2029. The availability of additional financing will depend on a variety of factors such as financial market conditions generally, including the availability of credit to the financial services industry and our lender counterparties’ willingness to lend to us, consumers’ willingness to place money on deposit with us, our performance and credit ratings and the performance of our securitized portfolios. As an example of circumstances impacting our lenders’ willingness to lend, U.S. federal banking regulators proposed new rules in July 2023, commonly referred to as the Basel III “Endgame” or B3E, which would significantly revise the capital requirements applicable for large banking organizations with total assets of $100 billion or more. While the proposed B3E rules would not directly apply to us because we are under the $100 billion asset threshold, most of our institutional lenders would be subject to the enhanced capital requirements under B3E, which could limit their lending capacity available to lend to us and other borrowers. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the uncertainty and volatility experienced in the capital and credit markets during recessions and periods of financial stress, may limit our ability to obtain additional financing or refinance maturing liabilities on desired terms (including funding costs) in a timely manner, or at all. As a result, we may be forced to delay obtaining funding or be forced to issue or raise funding on undesirable terms, which could significantly reduce our financial flexibility and cause us to contract or not grow our business, all of which could have a material adverse effect on our results of operations and financial condition.

Given potential changes in the interest rate environment and other recessionary pressures, the debt markets may be volatile, and there can be no assurance that significant disruptions, uncertainties and volatility will not occur in the future. Specifically, availability of capital from the non-investment grade debt markets may be subject to significant volatility, and there can be no assurance that we will be able to access those markets at attractive rates, or at all. It is possible that we will be required to repay or refinance some or all of our maturing debt in volatile and/or unfavorable markets. If we are unable to continue to fund our business operations, access capital markets for debt refinancings and otherwise, and attract deposits on favorable terms and in a timely manner, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our results of operations and financial condition may be materially adversely affected.

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
•ability to fund required over-collateralization or credit enhancements, which are routinely used to achieve better credit ratings to lower borrowing cost; and
•the legal, regulatory, accounting or tax rules affecting securitization transactions and asset-backed securities, generally.

Moreover, as a result of Basel III, which refers generally to a set of regulatory reforms adopted in the U.S. and internationally that are meant to address issues that arose in the banking sector during the 2008-2010 financial crisis, banks have become subject to more stringent capital, liquidity and leverage requirements. In response to Basel III, certain lenders of private placement commitments within our securitization trusts have sought and obtained amendments to their respective transaction documents permitting them to delay disbursement of funding increases by up to 35 days. Although funding may be requested from other lenders who have not delayed their funding, access to financing could be disrupted if all of the lenders implement such delays or if the lending capacities of those who did not do so were insufficient to make up the shortfall. Furthermore, if adopted in its current form, the B3E rules would generally require large U.S. banking organizations to maintain higher levels of capital than under the current Basel III requirements. These higher capital requirements could cause our institutional lenders to reduce their lending activities and increase our securitization trusts’ borrowing costs. For example, excess spread may be affected if a securitization trust’s borrowing costs increase as a result of the proposed B3E changes to existing capital requirements. Such cost increases may result, for example, because the investors are entitled to indemnification for increased costs resulting from such regulatory changes, such as increased capital requirements.

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

A significant source of our funds is customer deposits, primarily in the form of certificates of deposit and other savings products. We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. In recent years, deposits have become an increasingly important source of funds for us, with, for example, our DTC deposits growing 19% from $6.5 billion as of December 31, 2023 to $7.7 billion as of December 31, 2024, and average DTC deposits representing 43% of our total funding sources. Our funding strategy includes continued growth of our liquidity through deposits. The deposit business continues to experience intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to attract and maintain retail deposits remains highly dependent on the products we offer, the strength of our Banks, the reputability of our business practices and our financial health. Adverse perceptions regarding our lending practices, regulatory compliance, protection of customer information or sales and marketing practices, or actions taken by regulators or others with respect to our Banks, could impede our competitive position in the deposits market. Furthermore, the failures of other financial institutions (such as those of Silicon Valley Bank and Signature Bank in early 2023) or broader concerns about the financial services industry may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely.

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

The FDIA prohibits an insured bank from offering interest rates on any deposits that significantly exceed rates in its prevailing market, unless it is “well capitalized”. A bank that is less than “well capitalized” may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and as of December 31, 2024, each of our Banks met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that our Banks will continue to meet those requirements. Any limitation on the interest rates our Banks can pay on deposits may competitively disadvantage us in attracting and retaining deposits, resulting in a material adverse effect on our business.

The FDIA also prohibits an insured bank from accepting brokered deposits, unless it is “well capitalized” or it is “adequately capitalized” and receives a waiver from the FDIC. Limitations on our Banks’ ability to accept brokered deposits for any reason (including regulatory limitations on the volume of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our liquidity, funding costs and profitability. In December 2020, the FDIC updated its regulations that implement Section 29 of the FDIA to establish a new framework for analyzing whether certain deposit arrangements qualify as brokered deposits. This brokered deposit rule establishes bright-line standards for determining whether an entity meets the statutory definition of “deposit broker” and a consistent process for application of the primary purpose exception. All deposits on the Consolidated Balance Sheets of our Banks categorized as non-brokered in accordance with the current regulations mentioned above comply with all application requirements of those regulations. However, in the third quarter of 2024, the FDIC issued a proposed rule that, if finalized as proposed, would expand the scope of deposits that constitute “brokered deposits” and therefore could potentially cause certain of our present or prospective deposits to be treated as brokered. While we cannot speculate on whether this proposed rule will be implemented or on what terms, limitations on the ability of our Banks to participate in the gathering of deposits may competitively disadvantage us, impede our ability to meet our funding goals and result in a material adverse effect on our business.

As of December 31, 2024, we had $13.1 billion in deposits, with approximately $6.8 billion in non-maturity savings deposits and approximately $6.2 billion in certificates of deposit. If, for whatever reason, we are unable to grow or maintain our deposit levels, our liquidity, ability to grow our business and profitability could be materially adversely affected.

Our level of indebtedness could materially adversely affect our ability to generate sufficient cash to repay our outstanding debt, and our ability to react to changes in our business and our incurrence of additional indebtedness to fund future needs could exacerbate these risks.

Our level of indebtedness requires a high level of interest and principal payments. Subject to the limits contained in our credit agreement, the indenture governing our senior notes and our other debt instruments, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of indebtedness could intensify. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our level of indebtedness, combined with our other financial obligations and contractual commitments, could:

•make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under our credit agreement, the indenture governing our senior notes and the agreements governing our other indebtedness;
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

As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional indebtedness to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure that we will be able to maintain compliance with these covenants in the future. If we fail to comply with such covenants, we may not be able to obtain waivers of non-compliance from the lenders and/or amend the covenants so that we are in compliance therewith.

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

Changes in market interest rates cause our finance charges and our interest expense to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market rates. We fund Credit card and other loans with a combination of fixed rate and floating rate funding sources that include deposits and securitized financings. We also have unsecured debt that is subject to variable interest rates, and we may in the future incur additional debt or issue preferred equity that may rely on variable interest rates.

The interest rate benchmark for most of our floating rate assets is the Prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the Secured Overnight Financing Rate (SOFR) or the Federal funds rate. The Prime rate and SOFR or the Federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and policies of various governmental and regulatory agencies, in particular the Federal Reserve. Changes in monetary policy, including changes in interest rates being applied by the Federal Reserve, could influence the amount of interest we receive on our Credit card and other loans and the amount of interest we pay on deposits and borrowings. As a result, the amount of interest we pay on our credit facilities may be difficult to predict.

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

As of February 7, 2025, we had an aggregate of 141,999,154 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 9,348,807 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 921,166 shares have been issued and 2,762,717 shares are issuable upon vesting of restricted stock awards and restricted stock units. Under the terms of the applicable indenture, we also reserved 337,216 shares in connection with the issuance of our 4.25% convertible senior notes due in June 2028. We have reserved for issuance 1,500,000 shares of our common stock, 143,633 of which remain issuable, under our 401(k) Plan as of December 31, 2024. In addition, we may issue shares of our common stock in connection with acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such transactions could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.

The market price and trading volume of our common stock may be volatile and our stock price could decline.

The trading price of shares of our common stock has from time to time fluctuated widely and, in the future, may be subject to similar fluctuations. The trading price of our common stock may be affected by a number of factors, including our operating results, changes in our earnings estimates, additions or departures of key personnel, our financial condition, legislative and regulatory changes, general conditions in the industries in which we and our brand partners operate, general economic conditions, and general conditions in the securities markets. Other risks described in this Annual Report on Form 10-K could also materially adversely affect our share price.

There is no guarantee that we will pay future dividends or repurchase shares of our common stock at a level anticipated by stockholders, which could reduce returns to our stockholders. Decisions to declare future dividends on or repurchase our common stock will be at the discretion of our Board of Directors based upon a review of relevant considerations.

Since October 2016, our Board of Directors has declared quarterly cash dividend payments on our outstanding common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors. The Board’s determination to declare dividends on, or repurchase shares of, our common stock will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable laws and regulations, including those governing our Banks’ ability to pay dividends and make distributions or other payments to us, and other factors that the Board of Directors deems relevant. For example, beginning with the second quarter of 2020, our Board of Directors reduced our quarterly dividend payment by 67% from $0.63 to $0.21 per quarter. Based on an evaluation of these factors, the Board of Directors may determine in the future not to declare dividends at all, to declare dividends at a reduced amount, not to repurchase shares or to repurchase shares at reduced levels compared to historical levels, any or all of which could reduce returns to our stockholders. Additionally, we may be unable to obtain regulatory approvals, if required, to repurchase shares.

We are a holding company and depend on payments from our subsidiaries.

Although not a bank holding company as defined under the Bank Holding Company Act, Bread Financial Holdings, Inc. is our parent holding company and, as such, depends on dividends, distributions and other payments from subsidiaries, particularly our Banks, to fund dividend payments, any potential share repurchases, payment obligations, including debt obligations, and to provide funding and capital, as needed, to our other operating subsidiaries. Banking laws and regulations and our banking regulators may limit or prohibit our transfer of funds freely, either to or from our subsidiaries, at any time. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations or otherwise achieve strategic objectives. For more information, see “Business — Supervision and Regulation”.

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

Legal, Regulatory and Compliance Risks

Our business is subject to extensive and evolving government regulation and supervision, which could materially adversely affect our results of operations and financial condition.

We, primarily through our Banks and certain non-bank subsidiaries, are subject to extensive federal and state regulation, supervision and examination by regulators, including the FDIC, the Delaware Office of the State Bank Commissioner,
the Utah Department of Financial Institutions, and the CFPB. Banking and consumer financial protection laws and regulations are intended to protect consumers, depositors’ funds, the DIF, and the safety and soundness of the banking system as a whole, not stockholders and non-deposit creditors. These laws and regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Federal and state legislative bodies and regulatory agencies continually review banking laws, regulations and policies for possible changes. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in supervision, often impose additional compliance costs. The scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the 2008-2010 financial crisis, and more recently in light of other factors such as technological and market changes and the high-profile bank failures in the first half of 2023. We believe that regulatory enforcement and fines have also increased across the banking and financial services sector.

Further, while the new Presidential Administration and the congressional majorities in the U.S. Senate and House of Representatives support reducing the regulatory burden, the scope of legislation, executive action and regulation and the intensity of supervision will likely remain uncertain in the current regulatory and political environments at both the federal and state levels, including with respect to late fees, finance charges, interchange fees, credit card reward programs and other matters. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit what we may charge for certain banking services, among other things. For example, in March 2024, the CFPB published a final rule that would significantly reduce the amount of late fees that we are authorized to charge under the CARD Act safe harbor. The CFPB’s late fee rule, which is currently subject to a preliminary injunction, is discussed in more detail in the subsequent risk factor below. Other examples of federal and state legislation we are tracking include legislation intended to place caps on the interest rates that we and other financial institutions are permitted to charge. For example, in 2023, Colorado passed a law (initially effective July 2024) to opt out of the Depository Institutions Deregulation and Monetary Control Act (DIDMCA), a federal law addressing interstate loans by state-chartered banks. Colorado contends that, by opting out of DIDMCA, Colorado would have the ability to impose its interest rate limits (generally capped at 21%) and fee terms (e.g., $15 late fee and 10-day grace period) on any loan made by a state-chartered bank to a resident of Colorado located in Colorado at the time of the loan. This Colorado law is currently subject to a preliminary injunction, but we cannot provide any assurance as to the outcome of this or other similar pending or future legislation in other states, any of which would have an adverse effect on our business and results of operations. President Trump and various federal legislators have also recently made public statements regarding potential efforts to place caps on credit card interest rates, and a bill was introduced in the U.S. Senate in February 2025 proposing to cap credit card interest rates at 10% for a period of five years.

In connection with their continuous supervision and examinations of us, the FDIC, CFPB and/or other regulatory agencies may require changes in our business or operations. Any such changes may be judicially enforceable and in some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. We may also become subject to formal or informal enforcement and other supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. For example, in late November 2023, the FDIC issued a consent order to one of our subsidiaries, arising out of the June 2022 transition of our credit card processing services to strategic outsourcing partners, and in August 2024 each of our Banks entered into an agreement with the FDIC to pay civil money penalties (CMPs) of $1 million per Bank, also related to the June 2022 transition. For additional information regarding these matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Legislative and

Regulatory Matters” below. Regulatory authorities have extensive discretion in their supervisory and enforcement actions. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Enforcement and other supervisory actions also can result in the imposition of civil monetary penalties or injunctions, related litigation by private plaintiffs, damage to our reputation, and a loss of customer or investor confidence. We could be required, as well, to dispose of specified assets and liabilities within a prescribed time-frame. As a result, any enforcement or other supervisory action could have an adverse effect on our business, results of operations, financial condition and prospects.

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

Our failure to comply with the laws, executive actions, regulations, and supervisory actions to which we are subject, even if the failure is inadvertent or reflects a difference in interpretation, could subject us to fines, other penalties, and restrictions on our business activities, any of which could adversely affect our business, results of operations, financial condition, cash flows, capital base, and the price of our securities.

See “Item 1. Business — Supervision and Regulation” for more information about certain laws and regulations to which we are subject and their impacts on us.

The CFPB has issued a final rule regarding credit card late fees, which represents a significant departure from the rules that are currently in effect. Absent a successful legal challenge or other invalidation of the rule, we expect the rule will have a significant adverse impact on our business, results of operations and financial condition for at least the short term and, depending on the effectiveness of our actions taken in response to the rule, potentially over the long term.

In March 2024 the CFPB published a final rule that would significantly reduce the safe harbor amount for late fees that credit card issuers are authorized to charge. Absent a successful legal challenge or other invalidation of the rule, the rule will: (i) decrease the safe harbor amount for credit card late fees to $8 and eliminate a higher safe harbor dollar amount for subsequent late payments; and (ii) eliminate the annual inflation adjustments that currently exist for the late fee safe harbor dollar amounts. The “safe harbor” dollar amounts referenced in the CFPB’s rulemaking refer to the amounts that credit card issuers may charge as late fees under the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) without reference to the issuer’s cost to collect. Under the CARD Act, these safe harbor amounts, since their initial implementation, have been subject to annual adjustment based on changes in the Consumer Price Index, and the safe harbor amounts are currently set at $30 for an initial late fee and $41 for subsequent late fees incurred in one of the next six billing cycles. Accordingly, the $8 safe harbor amount on late fees (and the elimination of the annual inflation-based adjustment thereto) would represent a significant decrease from the current safe harbor amounts.

Shortly after the final rule was published, a lawsuit was filed in U.S. District Court for the Northern District of Texas (Ft. Worth Division) by the U.S. Chamber of Commerce, the American Bankers Association and various other parties, challenging the rule and seeking a preliminary injunction enjoining the rule from becoming effective during the pendency of the litigation. The lawsuit asserts that the rule would ultimately harm those consumers the CFPB is charged with protecting and seeks to have the rule vacated on various grounds, including that the CFPB (i) violated the CARD Act by preventing issuers from collecting reasonable and proportional late fees when cardholders do not pay their bills on time, (ii) violated the Administrative Procedure Act by promulgating a final rule that is arbitrary and capricious, relying on inappropriate, incomplete and non-public data; and (iii) issued the rulemaking with funds drawn in violation of the U.S. Constitution’s Appropriations Clause. While we are not a plaintiff in these actions, the presidents of our two subsidiary banks did each submit a declaration in connection with the plaintiffs’ motion for a preliminary injunction, and we support the positions taken by the plaintiffs in these matters. The final rule had an original effective date of May 14, 2024; however, on May 10, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule, and the injunction granted remains in effect as of the date of this report. The outcome of this legal challenge, including the impact on the final rule, remains uncertain.

Assuming these legal challenges are not successful and the CFPB’s final rule becomes effective, this rule will represent an approximately 75% reduction in the amount of late fees that may be charged under the CARD Act safe harbor, which we expect will have a significant adverse impact on our revenue, results of operations and other financial metrics for at least the short term and, depending on the effectiveness of the mitigating actions that we take in response to the rule, potentially over the long term. We have already executed on a number of strategies designed to limit the impact of the final rule on us and we continue to evaluate various other mitigating strategies, but it may not be feasible for us to fully implement these strategies in the short term, and we cannot guarantee that these efforts will ultimately be successful even if and when fully implemented. Moreover, the final rule (and certain of our mitigating strategies) may present other risks and adverse impacts to our business, results of operations and financial condition, which could include, without limitation, the loss of customers due to tightened underwriting standards or negative customer response to higher rates and fees, impacts to customer payment behavior due to decreased incentives to pay, further regulatory action in response to mitigating strategies that may be employed by us or other credit card issuers, adverse impacts to or disputes with our brand partners, strategic non-renewals of certain brand partner relationships that cease to be profitable, and balance sheet impairments, including of goodwill, long-lived assets and other prepaid or intangible assets.

Additional discussion regarding the CFPB’s final rule can be found in “Management’s Discussion & Analysis – Business Environment” below. See also “Business — Supervision and Regulation — Consumer Protection Regulation and Supervision” above for additional discussion regarding recent developments at the CFPB. The extent to which these recent or other future developments will ultimately impact the CFPB’s regulation of our business, including the CFPB’s credit card late fee rule and the associated litigation, remains uncertain.

Litigation and other actions and disputes could subject us to significant fines, penalties, judgments and/or requirements resulting in significantly increased expenses, damage to our reputation and/or a material adverse effect on our business.

Businesses in the financial services and payments industry have historically been, and continue to be, subject to significant legal actions, including class action lawsuits. Many of these actions have included claims for substantial compensatory or punitive damages. While we have historically relied on our arbitration clause (which includes a class action waiver) in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will always be successful in enforcing our arbitration clause in the future. There may also be legislative, regulatory or other efforts to limit or eliminate the use of arbitration clauses or class action waivers, and if our arbitration provisions are found to be unenforceable or are otherwise limited or eliminated, our exposure to class action litigation could increase significantly. Further, even if our arbitration clause remains enforceable, we may be subject to mass arbitrations in which large groups of consumers bring arbitrations against us simultaneously. The continued focus of merchants on issues relating to the acceptance of various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation. Claims and legal actions could involve significant defense costs and reputational damage, and the time-consuming nature of legal proceedings can divert senior management attention from the business.

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

If we were required to become a BHC, or if we voluntarily take such action that results in the Parent Company becoming a federally-regulated BHC, we and our non-bank subsidiaries would be subject to supervision, regulation and examination by the Federal Reserve Board. We would be required to provide annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHC Act, and applicable regulations. In addition, we would be subject to consolidated regulatory capital requirements.

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, a BHC may only engage in, or own companies that engage in, activities deemed by the Federal Reserve Board to be permissible for BHCs. Activities permissible for BHCs are those that are so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. If a BHC and its subsidiary insured depository institutions are well capitalized, well managed, and have satisfactory CRA ratings, it may submit an election to the Federal Reserve Board to become an FHC. Permissible activities for FHCs include those “so closely related to banking as to be a proper incident thereto” as well as certain additional activities deemed “financial in nature or incidental to such financial activity” or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of the depository institution or the financial system. If we were required to become a BHC, we may be required to modify or discontinue certain of our business activities, which may materially adversely affect our results of operations and financial condition.

Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.

We are generally unable to control the amount of premiums that are required to be paid for FDIC insurance. If there are bank or financial institution failures, or changes in the method for calculating premiums, we may be required to pay significantly higher premiums than the levels currently imposed or additional special assessments or taxes that could adversely affect our earnings. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause us material financial loss.

The Bank Secrecy Act and the PATRIOT Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the PATRIOT Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of partners and customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The

Financial Crimes Enforcement Network (FinCEN), a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the Federal Banking Agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service (IRS). We are also subject to scrutiny of compliance with the rules enforced by the OFAC, which may require sanctions for dealing with certain persons or countries. We cannot provide assurance that our programs and controls will be effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.

Regulation in the areas of privacy, data protection, data governance, account access and information and cyber security could increase our costs and affect or limit our business opportunities and how we collect and/or use Personal Information, and any actual or perceived failure to comply with any of these new or existing laws could adversely affect our business, results of operations, or financial condition.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” “nonpublic personal information” or similar terms under applicable data privacy laws (collectively, Personal Information), including from and about actual and prospective customers, as well as our employees and business contacts. We are therefore subject to a variety of federal and state laws, regulations and other requirements relating to the privacy, security and handling of Personal Information. For example, the CCPA and related laws in other jurisdictions require us to adhere to certain disclosure restrictions and deletion obligations with respect to the Personal Information of their residents, and allow for penalties for violations and, in some cases, a private right of action. The GLBA includes both a “Privacy Rule,” which imposes obligations on financial institutions relating to the use or disclosure of nonpublic personal information, and a “Safeguards Rule,” which imposes obligations on financial institutions to implement and maintain physical, administrative and technological measures to protect the security of non-public personal financial information. Failure to comply with the GLBA could result in substantial financial penalties. These laws also impose transparency and other obligations with respect to Personal Information and provide individuals with rights with respect to their Personal Information.

Legislators and regulators in the United States are increasingly adopting or revising privacy, data protection, data governance, account access, and information and cyber security laws, including data localization, authentication and notification laws. As such laws are interpreted and applied (in some cases, with significant differences or conflicting requirements across jurisdictions), compliance and technology costs will continue to increase, particularly in the context of ensuring that adequate data governance, data protection, data transfer and account access mechanisms are in place.

Compliance with current or future privacy, data protection, data governance, account access, and information and cyber security laws could significantly impact our collection, use, sharing, retention and safeguarding of Personal Information and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability. In addition, any failure or perceived failure to comply with such laws, regulations and other requirements relating to the privacy, security and handling of information could result in potentially significant regulatory and/or governmental investigations and/or claims, actions or litigation (including class actions). We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines, be required to change our business, or face sanctions or ongoing regulatory monitoring. These proceedings and any subsequent adverse outcomes could subject us to significant customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

For more information on regulatory and legislative activity in this area, see “Privacy, Information Security and Data Protection” above.

Our failure to protect our intellectual property rights and use of open source software may harm our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly, any of which could negatively impact our business, results of operations and profitability.

Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could adversely impact our business, operating results or financial condition. The actions we take to protect our patents, copyrights, trademarks and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our patents, copyrights, trademarks or trade secrets or determine the validity and scope of the proprietary rights of others. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our intellectual property or other proprietary rights. Third parties may also assert infringement claims against us. Any claims and an adverse determination in any resulting litigation could subject us to significant liability for damages and require us to either design around a third-party’s intellectual property or license alternative technology from another party. Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, litigation is time consuming and expensive to defend and could result in the diversion of our time and resources. Further, our competitors or other third parties may independently design around or develop similar technology, or otherwise duplicate our services or products in a way that would preclude us from asserting our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property or confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure.

Our platform utilizes software covered by open source licenses. The use of open source software involves a number of risks, many of which cannot be eliminated and could negatively affect our business. For example, United States courts have not interpreted the terms of various open source licenses and there is a risk that some open source licenses to which we are subject could be interpreted in a manner that could impose unanticipated conditions or restrictions on our ability to use or to commercialize our platform. By the terms of certain open source licenses, if we combine our proprietary software with open source software in a certain manner, we could be required to, under certain circumstances, release the source code of our proprietary software and to make our proprietary software available under open source licenses.

We may face claims alleging noncompliance with open source licenses or misappropriation, infringement, or other violation of third-party rights resulting from our use of open source software. These claims could result in litigation, damage our reputation in the open-source community, or require us to purchase costly software licenses, devote additional research or development resources to reengineer our platform, discontinue use of our platform if reengineering could not be accomplished on a timely or cost-effective basis, and/or make the source code of our proprietary software generally available, any of which could result in liability to us and negatively impact our business, results of operations, profitability and financial condition. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source software licensors generally do not provide any warranties or other contractual protections for the open source software, including contractual protections regarding infringement, misappropriation, security vulnerabilities, or defects or errors in the code, any of which could result in liability to us and negatively impact our business, results of operations, profitability and financial condition.

We have international operations that subject us to various international risks as well as increased compliance and regulatory risks and costs.

We have international operations, primarily in India, and some of our third-party service providers provide services to us from other countries, all of which subject us to a number of international risks, including, among other things, sovereign volatility and sociopolitical instability. In recent years, we have taken initiatives to move a greater percentage of our call center and servicing personnel offshore, which may increase our reliance on these international operations and the risk associated therewith. Any future social or political instability in the countries in which we operate could have a material adverse effect on our business. U.S. regulations also govern various aspects of the international activities of domestic corporations and increase our compliance and regulatory risks and costs. Any failure on our part or the part of our service providers to comply with applicable U.S. regulations, as well as the regulations in the countries and markets in which we or they operate, could result in fines, penalties, injunctions or other similar restrictions, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

In late June 2022, we completed the transition of our credit card processing services to strategic outsourcing partners, including Fiserv for our core processing services and Microsoft for related cloud infrastructure services. As we described previously, transitioning these services from our legacy platforms to strategic partners with established systems and functionality presented significant risks, including, but not limited to, potential losses or corruption of data, changes in security processes, implementation delays and cost overruns, resistance from current partners and account holders, disruption to operations, loss of customization or functionality, reliability issues with legacy systems prior to cutover and incurrence of outsized consulting costs to complete the transition. In addition, as previously disclosed, the pursuit of multiple new product integrations and outsourcing transitions simultaneously increased the complexity and risk, as well as magnified the potential for the unintended consequences, including an inability to retain or replace key personnel during the transition as well as the incurrence of unexpected expenses as we adopted new processes for managing these service providers and established controls and procedures to ensure regulatory compliance. In connection with the transition, we experienced unanticipated issues with platform stability, which resulted in outages and interruptions in our call center operations and online customer service platforms. These outages and interruptions resulted in a number of adverse impacts, including customer complaints, negative social media postings, reputational damage, regulatory scrutiny, lost potential revenue, remediation costs, timing-related impacts to our Delinquency rate and Net loss rate data, and increased consulting and professional fees. Furthermore, in late November 2023, the FDIC issued a consent order to one of our subsidiaries arising out of the transition, and in August 2024 each of our Banks entered into an agreement with the FDIC to pay CMPs of $1 million per Bank, also related to the transition. For additional information regarding the consent order and the CMPs, see “Item 1. Business – Supervision and Regulation” above. These challenges associated with the transition have adversely impacted, and may continue to adversely impact, our business, results of operations, financial condition, and result in damage to our reputation and our brand. Moreover, now that we have completed this transition, it would be difficult and disruptive for us to replace certain of these third-party vendors, particularly Fiserv, in a timely or seamless manner if they were unwilling or unable to continue to provide us with these services in the future (as a result of their financial or business conditions or otherwise), which could materially impact our business and operations.

If we, our third-party providers, or brand partners fail to safeguard our confidential information and/or experience a data security incident, there may be damage to our brand and reputation, material financial penalties and legal claims, which could materially adversely affect our business, results of operations, and financial condition.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, IT Systems). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners, brand partners, and others, including Personal Information, as well as proprietary information belonging to our business such as trade secrets (collectively, Confidential Information).

Information security risks for large financial institutions have increased with the adoption of new technologies, including those used on mobile devices, to conduct financial and other business transactions, and the increased sophistication and activity level of threat actors. These threat actors employ advanced techniques and tools, including AI, to circumvent security controls, evade detection and remove forensic evidence. Consequently, we may face challenges in detecting, investigating, remediating or recovering from future attacks or incidents, which could lead to a material adverse impact on our IT Systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor.

We and certain of our third-party providers have in the past been, and in the future may be, subject to cyberattacks and we expect such attacks and incidents to continue in varying degrees. For example, we have suffered cyberattacks relating to unauthorized access to customer accounts, and in such instances, we have notified impacted customers and regulators as required by law. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

In such instances of an adverse impact on our IT Systems or Confidential Information, we may have data loss that could harm our customers and brand partners. This in turn could lead to reputational risk as concerns with security and privacy of data may result in consumers and future and existing brand partners not wanting to use our product offerings. We also have arrangements in place with our partners and other third parties through which we share and receive Confidential Information about their customers who are or may become our customers, which magnifies certain information security issues. The use of our products and services could decline if any compromise of physical or cyber security occurred. In addition, any unauthorized release of Confidential Information or any public perception that we released Confidential Information without authorization, could subject us to legal claims (including class actions) from our partners or their customers, consumers or regulatory enforcement actions (including fines and penalties), which may adversely affect our partner relationships and result in damage to our reputation and our brand, and/or cause us to incur significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition. We cannot be certain that our cybersecurity insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.

Business interruptions, including loss of data center capacity, interruption due to cyber-attacks, loss of network connectivity or inability to utilize proprietary software of third-party vendors, could affect our ability to timely meet the needs of our partners and customers and harm our business.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. Our ability, and that of our third-party service providers and brand partners, to protect our IT Systems and Confidential Information against damage, loss or performance degradation from power loss, network failure, cyber-attacks, including ransomware or denial of service attacks, insider threats, state-sponsored threats, hardware and software defects or malfunctions, human error, computer viruses or other malware, public health crises, disruptions in telecommunications services, fraud, fires and other disasters and other events is critical.

To provide many of our services, we must be able to store, retrieve, process and manage large amounts of data, as well as periodically expand and upgrade our IT Systems. Any damage to our IT Systems, including those of our third-party service providers or brand partners, any failure of our network links that interrupts our operations or any impairment of our ability to use our software or the proprietary software of third-party vendors, including impairments due to cyber-attacks, could adversely affect our ability to meet our partners’ and customers’ needs and their confidence in utilizing us for future services. In addition, any failure to successfully implement new IT Systems, or improvements or upgrades to existing IT Systems in a timely manner could have an adverse impact on our business if we are not able to be competitive with other financial services companies and could also adversely impact our internal controls (including internal controls over financial reporting), results of operations, and financial condition.

If we are not able to invest successfully in, and compete at the leading edge of, technological developments in our industry, our revenue and profitability could be materially adversely affected.

Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in advanced digital and other technology across all areas of our business, including in access management, vulnerability management, transaction processing, data management and analytics, AI technology, customer interactions and communications, alternative payment and financing mechanisms, authentication technologies and digital identification, tokenization, real-time settlement, and risk management and compliance systems. Incorporating new technologies into our products and services, including developing the appropriate governance and controls consistent with statutory and regulatory expectations, requires substantial expenditures and takes considerable time, and ultimately may not be successful. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, our existing technology.

The process of developing new products and services, enhancing existing products and services and adapting to technological changes and evolving industry standards is complex, costly and uncertain, and any failure by us to anticipate partners’ and customers’ changing needs and emerging technological trends accurately could significantly impede our ability to compete effectively. Partner and customer adoption is a key competitive factor, and our competitors may develop products, platforms or technologies that become more widely adopted than ours. In addition, we may underestimate the time and expense we must invest in new products and services before they generate significant revenues, if at all.

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

The development and use of AI present risks and challenges that may adversely impact our business or customers.

We or our third-party vendors, clients or counterparties have developed or incorporated, or may in the future develop or incorporate, AI technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the United States and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others or that is otherwise harmful. In addition, certain uses of AI technology may be subject to regulation, such as requirements to explain how the AI model works and why it generates a particular output, eliminate biases built into the AI model, reduce erroneous outputs, and comply with regulations requiring watermarking AI-generated content and disclosures when consumers are interacting with AI or when decisions are made by AI, as well as requiring documentation or explanation of the basis on which decisions are made. These additional requirements may impose increased costs on our technology and compliance functions, which could have an adverse effect on our results of operations and financial condition.

Further, we may rely on AI models developed by third parties, and would be dependent in part on the manner in which those third parties develop, train and deploy their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models and other matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

We are also exposed to risks arising from the use of AI technology by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks (including sophisticated social engineering attacks and AI-powered hacking). Malicious actors could use AI to create deepfakes of our leadership or other personnel, contributing to loss of customer trust and significant reputational damage in addition to financial harm.

Risks Related to the LoyaltyOne Spinoff

The LoyaltyOne spinoff could result in substantial tax liability to us and our stockholders, and more generally, we may be adversely affected by LVI’s ongoing bankruptcy proceedings or pending or future litigation or other disputes involving or relating to LVI.

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

Furthermore, though we believe that our process and decision-making with respect to the spinoff transaction were entirely appropriate, we and certain members of our Board of Directors and executive management team have been named as defendants in various litigation matters relating to the spinoff. LoyaltyOne, Co. (the LVI subsidiary that operated its Canadian AIR MILES business) filed suit against us and our general counsel in the Ontario Superior Court of Justice in Canada in October 2023. The lawsuit asserts that our general counsel, in his capacity as a pre-spinoff director of LoyaltyOne, Co., breached various fiduciary duties owed to LoyaltyOne, Co. in connection with the LVI spinoff and certain other transactions, and that Bread Financial assisted in and benefited from those breaches. The lawsuit seeks damages in the amount of $775 million. Pursuant to LVI’s Chapter 11 Plan, LVI and a liquidating trustee also established a liquidating trust to pursue claims, including against individuals and entities in respect of the spinoff transaction, and in February 2024 that liquidating trustee commenced certain actions against us. Specifically: (i) in LVI’s U.S. Chapter 11 case in the Bankruptcy Court for the Southern District of Texas, the liquidating trustee filed an adversary proceeding against us and our general counsel alleging actual and constructive fraudulent transfers, among other claims, in connection with the spinoff; and (ii) in Delaware Chancery Court, the liquidating trustee filed an action against us, each of the members of our Board of Directors at the time of the spinoff, and certain members of our executive management team alleging breaches of fiduciary duties (and aiding and abetting breaches of fiduciary duties) in connection with the spinoff. Among other things, in each of these actions the liquidating trustee seeks damages in the amount of approximately $750 million plus interest, fees and expenses. LoyaltyOne, Co. is also contesting our entitlement to certain potential tax refunds under the tax matters agreement, and we may also become involved in other disputes with respect to the spinoff agreements with LVI or incur other liabilities or obligations under contractual arrangements with LVI. Finally, a putative federal securities class action complaint was filed in April 2023 against us and current and former members of our management team concerning disclosures made about LVI’s business. For additional detail regarding these pending litigation matters, see Note 16 “Commitments and Contingencies” to our audited Consolidated Financial Statements. While we believe that each of these suits and any other claims in connection with the spinoff are without merit and we will defend ourselves vigorously, litigation is complex and the outcomes are inherently uncertain. Any litigation or dispute arising out of or relating to the spinoff could distract management, result in significant legal and other costs, and otherwise adversely impact our financial position, results of operations and financial condition.

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

Governance and Accountability

Board and Board Committees

Our Board of Directors, as a whole and through its committees, maintains responsibilities for the oversight of risk management, including monitoring the “tone at the top,” and our risk culture, and overseeing emerging and strategic risks. While our Board’s Risk & Technology Committee has primary responsibility for oversight of enterprise risk management, the Audit, Compensation & Human Capital and Nominating & Corporate Governance Committees also oversee risks within their respective areas of responsibilities. Each of these Board Committees consists entirely of independent directors and provides regular reports to the full Board regarding matters reviewed at their Committee meetings. Each of our Banks also has a comprehensive Enterprise Risk Management Framework, approved by the board of directors of the respective Bank, which includes governance, compliance, reporting and other requirements.

Risk Management Roles and Responsibilities

In addition to our Board and Board Committees, responsibility for risk management also flows to other individuals and legal entities throughout the Company, including, the Board of Directors of each of our Banks and committees thereof, various management committees and executive management. Our “three lines of defense” risk management model is defined within our ERM Framework and includes the following:
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

•The “second line of defense” consists of an independent risk management team charged with oversight and monitoring of risk within the business. The second line of defense is responsible for, among other things, formulating and overseeing our ERM Framework and related policies and procedures, effectively challenging the first line of defense and identifying, monitoring and reporting on aggregate risks of the business and support functions.
Our risk management team, which is led by our CRO and includes compliance, provides oversight of our risk profile and is responsible for maintaining a compliance program that includes compliance risk assessment, policy development, testing and reporting activities.
The CRO manages our risk management team and is responsible for establishing and implementing standards for the identification, management, measurement, monitoring and reporting of risk on an Enterprise-wide basis. The CRO is responsible for developing an appropriate risk appetite with corresponding limits that aligns with supervisory expectations, along with proposing our risk appetite to the Board of Directors. The CRO regularly reports to the Risk & Technology Committee as well as the Banks’ Risk and Compliance Committees on risk management matters.

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

Management Committees

We operate several internal management committees, including at each of our Banks, a Bank Risk Management Committee (BRMC). The BRMCs are the highest-level management committees at the Banks to oversee risks and are responsible for risk governance, risk oversight and making recommendations on the Banks’ risk appetite. The BRMCs monitor compliance with limits and related escalation requirements, and oversee implementation of risk policies.

In addition to the BRMCs, we maintain the following risk management committees at each of our Banks to oversee the risks listed below: the Credit Risk Management Committee; Compliance Risk Management Committee; Operational Risk Management Committee; Model Risk Management Committee; and the Asset & Liability Management Committee; we also maintain a Parent Company Asset & Liability Management Committee and a Capital Management Committee. Each of these Committees is responsible for one or more of the eight risk categories, which are described in detail below under the heading “Risk Categories”. For its risk category(ies) of responsibility, each Committee provides risk governance, risk oversight and monitoring. Each Committee reviews key risk exposures, trends and significant compliance matters, and provides guidance on steps to monitor, control and escalate significant risks. We include the risk information provided by the BRMCs and these risk management committees, along with additional risk information that is identified at the Parent Company level, in our determination and assessment of the risks that are presented to and discussed with our Board and Board Committees.

Risk Categories

We evaluate the potential impact of a risk event on us (including our subsidiaries) by assessing the customer, partner, financial, reputational and legal and regulatory impacts, and have divided risk into the following categories. During 2024, we made various enhancements to our risk management practices, particularly within the Market, Liquidity and Capital risk categories, and we will continue to evaluate the structure of risk pillars and other potential enhancements going forward.

Credit Risk

Credit Risk is the risk arising from an obligor’s failure to meet the terms of any contract or otherwise perform as agreed. Credit Risk is found in all activities in which settlement or repayment depends on counterparty, issuer or borrower performance.
We are exposed to credit risk primarily relating to the credit card and other loans we make to our customers. Our credit risk relates to the risk that consumers using the private label, co-brand, general purpose or DTC credit cards, or other loans that we issue will not repay their loan balances. As part of our efforts to minimize our risk of credit card or other loan write-offs, we have developed automated proprietary scoring technology and verification procedures to make risk-based origination decisions when approving new account holders, establishing or adjusting account holder credit limits and applying our risk-based pricing. The credit risk on our Credit card and other loans balances is quantified through our Allowance for credit losses which is recorded net with Credit card and other loans on our Consolidated Balance Sheets. Credit risk is overseen and monitored by the Credit Risk Management Committee at each Bank.

Market Risk

Market risk is the risk to current or anticipated earnings, capital or economic value arising from changes in the market value of portfolios, securities or other financial instruments. Market Risk includes interest rate risk which is the risk arising from movements in interest rates. Interest rate risk results from:

•Repricing risk – differences between the timing of rate changes and the timing of cash flows;
•Basis risk – changing rate relationships among different yield curves affecting an organization’s activities;
•Yield curve risk – changing rate relationships across the spectrum of maturities; and
•Options risk – interest-related options embedded in certain products.

Our principal market risk exposures arise from volatility in interest rates and their impact on economic value, capitalization levels and earnings. Historically, we have not used interest rate derivative contracts to manage interest rate risk; however, as part of our ongoing evolution of interest rate risk mitigation tools, we established interest rate risk hedging capabilities in 2024, employing interest rate swaps on our credit card loans portfolio to reduce interest rate risk sensitivity.

To the extent we are unable to effectively match the interest rate sensitivity of our assets and liabilities, our net earnings could be materially adversely affected. We use various industry standard market risk measurement techniques and sensitivity analyses to estimate, assess and manage the impact of positive or negative changes in interest rates on our Net interest income and economic value of equity under various interest rate scenarios. We believe these approaches provide useful insights into the interest rate risk inherent in our business, and how to effectively manage such risk. As of December 31, 2024, based on the composition of our fixed rate and floating rate assets and liabilities on our Consolidated Balance Sheets, our net interest income and economic value of equity are expected to increase in higher rate scenarios and decrease in lower rate scenarios.

One standard sensitivity measure we use calculates the impact on net interest income from a hypothetical instantaneous and sustained 100 basis point increase or decrease in interest rates. Due to the mix of fixed and floating rate assets and liabilities on our Consolidated Balance Sheet as of December 31, 2024, this hypothetical instantaneous 100 basis point increase or decrease in interest rates would have an insignificant impact on our annual net interest income. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in interest rates. In addition to this industry standard measure, we also consider the potential impact of alternative interest rate scenarios in our internal interest rate risk management decisions, such as larger rate shocks (higher than +/- 100 basis points), or steepening and flattening yield curve scenarios. We also regularly review the sensitivity of our interest rate risk metrics to changes in our key modeling assumptions.

In 2023 and 2024, we implemented a new and improved asset liability management model that is capable of assessing a broader array of interest rate risk scenarios, including a wider range of interest rate and balance sheet assumptions. The interest rate risk model that we use in deriving these measures incorporates contractual information, behavioral assumptions and modeling methodologies, which project borrower and deposit behavior patterns. Other market inputs, such as interest rates, market prices and interest rate volatility, are also critical components of our interest rate risk measures. We regularly update and enhance these assumptions, scenarios and model as we believe appropriate to reflect our best assessment of the market environment and the expected behavior patterns of our existing assets and liabilities. There are inherent limitations, however, in any methodology used to estimate the exposure to changes in market interest rates. The sensitivity analysis described above contemplates only certain movements in interest rates and is performed at a particular point in time based on our existing Consolidated Balance Sheet. Accordingly, changes in customer behavior and strategic actions that management may take in the future may cause the composition of our assets and liabilities to change from the assumptions and projections previously used in scenarios considered, and could cause our actual Net interest income and economic value of equity to differ from previous sensitivity analysis outcomes.

The Board of Directors of the Parent Company and each Bank approve our market risk management policies, risk appetites, and associated risk limits which guide our market risk management activities. The Asset & Liability Management Committee of the Parent Company and each of the Banks assists the Board of Directors of the Parent Company and each of the Banks, as well as management, in overseeing, reviewing, and monitoring market risk.

Capital Risk

Capital risk refers to the potential threat to an institution's financial stability or safety due to inadequate capital resources to support business operations and safeguard against unexpected losses. These risks can arise from various stressed operating conditions, including macroeconomic, credit, liquidity, market, and regulatory factors.

We manage capital in alignment with the risk characteristics of our business, the economic environment, and the expectations of regulators and shareholders. This includes considering the impact of capital stress testing in our assessment of capital adequacy. Capital risk is managed by balancing stakeholder interests, such as safety and soundness, profit, growth, value, and operational and non-financial factors, while reasonably considering both near-term and long-term impacts. Our policies, risk appetite limits, and capital ratio operating targets ensure that we and the Banks maintain sufficient capital to withstand capital stress events over a specified period. The Capital Planning Committee and Asset & Liability Management Committees of the Parent Company and each of the Banks assist the Board of Directors and management in overseeing, reviewing, and monitoring capital risk.

Liquidity Risk

Liquidity Risk is the risk arising from an inability to meet obligations when they come due. Liquidity Risk includes the inability to access funding sources or manage fluctuations in funding levels. Liquidity Risk also results from an organization’s failure to recognize or address changes in market conditions.

Our primary liquidity objective is to maintain a liquidity profile that will enable us, even in times of stress or market disruption, to fund our existing assets and meet liabilities in a timely manner and at an acceptable cost. Policy and risk appetite limits require us and the Banks to ensure that sufficient liquid assets are available to survive liquidity stresses over a specified time period. The Asset & Liability Management Committee of the Parent Company and each of the Banks assists the Board of Directors of the Parent Company and each of the Banks, as well as management, in overseeing, reviewing, and monitoring liquidity risk.

Operational Risk

Operational Risk is the risk arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. Operational losses result from internal or external fraud, inadequate or inappropriate employment practices and workplace safety, failure to meet obligations involving customers, partners, products and business practices, damage to physical assets, business disruption and systems failures, and/or failures in execution, delivery and process management.

Operational risk is inherent in all business activities and can impact us through direct or indirect financial loss, brand damage, customer dissatisfaction and legal and regulatory penalties. We have implemented an operational risk framework that is defined in our Operational Risk Management Policy. The Operational Risk Management Committee of each Bank, chaired by our Chief Operational Risk Officer (CORO), oversees and monitors operational risk exposures, including escalating issues and recommending policies, procedures and practices to manage operational risks.

As part of our Operational Risk Program, we maintain an information and cybersecurity risk management program, which is led by our Chief Information Security Officer (CISO) and is designed to protect the confidentiality, integrity, and availability of critical information and information systems from unauthorized access, use, disclosure, disruption, modification, or destruction. The Program leverages security technology, a team of internal and external experts, and operations based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) consisting of controls designed to govern, protect, detect, identify, respond and recover from cybersecurity incidents. We continue to invest in enhancements to cybersecurity capabilities and engage in industry and government forums to promote advancements to the broader financial services cybersecurity ecosystem. For further discussion of our cybersecurity risk management program, see “Item IC.—Cybersecurity”.

Compliance Risk

Compliance Risk is the risk arising from violations of laws or regulations, or from nonconformance with prescribed practices, internal policies and procedures, or ethical standards. This risk exposes organizations to a variety of adverse impacts, including enforcement or other supervisory actions, fines, penalties, payment of damages, restrictions on business activities and the voiding of contracts.

Our Compliance organization is responsible for establishing and maintaining our Compliance Risk Management Program. Pursuant to this Program, we seek to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the legal and regulatory risks to which we are exposed. The Compliance Risk Management Committee of each Bank, chaired by the Chief Compliance Officer, oversees the implementation and execution of the Compliance Management System and monitors compliance exposures to manage compliance risks.

Model Risk

Model Risk is the risk arising from decisions based on incorrect or misused model outputs and reports. Model risk occurs primarily for three reasons:

•a model may have fundamental errors, including with respect to the model’s construction, or interpretation, and produce inaccurate outputs when viewed against its design objective and intended business uses;
•a model may be used incorrectly or inappropriately, or there may be a misunderstanding about its limitations and assumptions, including models being calibrated on historical cycles and correlations which may not be predictive of the future, or failures to update assumptions appropriately or in a timely manner; or
•the model produces results that are not compliant with fair lending or other laws and regulations.

We manage model risk through a comprehensive model governance framework, including policies and procedures for model development, maintenance and performance monitoring activities, independent model testing and validation and change management capabilities. We also assess model performance on an ongoing basis. Model Risk oversight and monitoring is conducted by the Model Risk Management Committee of each Bank.

Strategic Risk

Strategic Risk is the risk arising from adverse business decisions, poor implementation of business decisions or lack of responsiveness to changes in the industry and operating environment. This risk is a function of an organization’s strategic goals, business strategies, resources and quality of implementation.

Strategic decisions are reviewed and approved by business leaders and various committees and must be aligned with our policies. We seek to manage strategic and business risks through risk controls embedded in these processes, as well as overall risk management oversight over business goals. Existing product performance is reviewed periodically by various of our Committees and executive management.

Reputational Risk

Reputational Risk is the risk arising from negative public opinion. This risk may impair competitiveness by affecting the ability to establish new relationships or services or continue servicing existing relationships.

Reputational Risk is inherent in all activities and requires us to exercise caution in dealing with stakeholders, such as customers, brand partners, other contractual counterparties, investors, regulators, employees and the community. Executive management is responsible for considering the reputational risk implications of business activities and strategies and ensuring the relevant subject matter experts are engaged as needed.

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Cybersecurity Risk Management and Strategy

As noted above under “Risk Management”, we maintain an information and cybersecurity risk management program, which is led by our CISO and is designed to protect the confidentiality, integrity and availability of critical information and information systems. The program is designed based on the NIST CSF; provided that this does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall ERM program, and shares common methodologies, reporting channels and governance processes that apply across the ERM program to other legal, compliance, strategic, operational, and financial risk areas.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. We face certain ongoing risks from cybersecurity threats such as loss or theft of data, ransomware or other disruptive attacks from financially motivated bad actors, and third-party supply chain issues that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, and financial condition. For further discussion, see “Item 1A. Risk Factors – Risk Management” and “Item 1A. Risk Factors – Cybersecurity, Technology and Vendor Risks”.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk to be a critical part of its risk oversight function and has delegated to the Risk & Technology Committee primary oversight of cybersecurity and other information technology risks. The Audit Committee also reviews cybersecurity matters as part of its oversight of major financial risk exposures. The Risk & Technology Committee oversees management’s implementation of our cybersecurity risk management program, and receives regular reports from management on our cybersecurity risks. In addition, management updates the Risk & Technology Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Risk & Technology Committee periodically reports to the Board of Directors regarding its activities, including those related to cybersecurity. As part of its oversight of major financial risk exposures, the Audit Committee also reviews with management and our internal and independent auditors our risk assessments and risk management program, including with respect to cybersecurity. Board members receive presentations on cybersecurity topics from our CISO or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CISO, CRO and CORO, is responsible for assessing and managing our material risks from cybersecurity threats. Our management team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO works closely with our CRO and CORO, who are responsible for providing effective oversight and challenge to the activities of our CISO.

Our CISO, who reports to our Executive Vice President and Chief Technology Officer, has 25 years of cybersecurity and information security experience across a number of regulated industries, including financial services, healthcare and defense and national security. Our CISO has been a Certified Information System Security Professional (CISSP) for over 20 years and serves on the governing body of various organizations focused on technology and cybersecurity, including as an Advisory Council Member to the Harvard Business Review and a Governing Board Member of Evanta, an organization of peer-CISOs. Each of our CRO (who reports to our Chief Executive Officer) and CORO (who reports to our CRO) has over 20 years of financial services experience in operations and risk management.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, and, as appropriate, provides briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

Item 2.    Properties.

As of December 31, 2024, we leased 12 general office properties, comprised of approximately 1.3 million square feet, of which approximately 0.8 million square feet are subleased or on the sublease market. Our principal facilities used to carry out our operational, sales and administrative functions are as follows (in alphabetical order, by city):

Location	Approximate Square Footage		Lease Expiration Date
Bangalore, Karnataka, India	87,400		January 31, 2029
Chadds Ford, Pennsylvania	9,900		April 30, 2027
Coeur D'Alene, Idaho	23,500	(1)	July 31, 2038
Columbus, Ohio	326,400		September 12, 2032
Draper, Utah	22,900	(1)	August 31, 2031
New York, New York	18,500		January 31, 2026
Plano, Texas	28,000	(1)	June 30, 2026
Wilmington, Delaware	5,200		July 31, 2027
______________________________
(1)Excludes square footage of subleased portion.

We believe our current facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

Item 3.    Legal Proceedings.

Refer to Part I, Item 1A, “Risk Factors—Legal, Regulatory and Compliance Risks”, “Risk Factors—Risks Related to the LoyaltyOne Spinoff” and Note 16 “Commitments and Contingencies” to our audited Consolidated Financial Statements, which are incorporated herein by reference.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE and trades under the symbol “BFH”.

Holders

As of February 7, 2025, the closing price of our common stock was $62.03 per share, there were 49,092,356 shares of our common stock outstanding, and there were 92 holders of record of our common stock.

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

On January 30, 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on March 21, 2025, to stockholders of record at the close of business on February 14, 2025.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				( Millions)
October 1-31	1,969	$48.98	—	$19
November 1-30	1,286	54.74	—	44
December 1-31	686,292	64.35	683,728	—
Total	689,547	$64.29	683,728	$—
______________________________
(1)During the periods presented, (i) 5,819 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the Plan and (ii) 683,728 shares of our common stock were repurchased by the Company, pursuant to a Rule 10b5-1 trading plan previously adopted by the Company, during an open trading window.

Stock Performance Graph

The following Stock Performance Graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (S&P 500 Index), and a published industry index, the S&P Financial Composite Index (S&P Financials Index), over the five-year period commencing December 31, 2019 and ended December 31, 2024.

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

COMPARISON OF CUMULATIVE TOTAL RETURN* AMONG BREAD FINANCIAL HOLDINGS, INC., S&P 500 INDEX AND THE S&P FINANCIALS INDEX

300
250
200
150
100
50
0
DOLLARS
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Bread Financial Holdings, Inc.
S&P 500 Index
S&P Financials Index

*$100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.
Fiscal year end December 31.
Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

	Bread Financial Holdings, Inc.	S&P 500 Index	S&P Financials Index
December 31, 2019	$100.00	$100.00	$100.00
December 31, 2020	67.68	118.40	98.31
December 31, 2021	77.06	152.39	132.75
December 31, 2022	44.35	124.79	118.77
December 31, 2023	39.81	157.59	133.20
December 31, 2024	75.19	197.02	173.90

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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”. Unless otherwise specified, references to Notes to our audited Consolidated Financial Statements are to the Notes to our audited Consolidated Financial Statements as of December 31, 2024 and 2023 and for years ended December 31, 2024, 2023 and 2022.

OVERVIEW

We are a tech-forward financial services company that provides simple, personalized payment, lending, and saving solutions to millions of U.S. consumers. Our payment solutions, including Bread Financial general purpose credit cards and savings products, empower our customers and their passions for a better life. Additionally, we deliver growth for some of the most recognized brands in travel & entertainment, health & beauty, jewelry and specialty apparel through our private label and co-brand credit cards and pay-over-time products providing choice and value to our shared customers.

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, Hard Rock International, the NFL, Saks Fifth Avenue, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries and retail verticals, including travel and entertainment, health and beauty, jewelry, sporting goods, technology and electronics, home goods and the industry in which we first began, specialty apparel. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, offers us a significant competitive advantage with products relevant across all customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings, coupled with our customer-centric approach, have enabled us to establish and maintain long-standing partner relationships. We operate our business through a single reportable segment, with our primary source of revenue being from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

Throughout this report, unless stated or the context implies otherwise, the terms “Bread Financial”, “BFH”, the “Company”, “we”, “our” or “us” refer to Bread Financial Holdings, Inc. and its subsidiaries on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only standalone basis. In addition, in this report we may refer to the retailers and other companies with whom we do business as our “partners”, “brand partners”, or “clients”, provided that the use of the term “partner”, “partnering” or any similar term does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Bread Financial’s relationship with any third parties. We offer our credit products through our insured depository institution subsidiaries, Comenity Bank and Comenity Capital Bank, which together are referred to herein as the “Banks”. Bread Financial or other of the terms listed above are also used in this report to include references to transactions and arrangements occurring prior to our name change from Alliance Data Systems Corporation to Bread Financial Holdings, Inc. in March 2022.

NON-GAAP FINANCIAL MEASURES

We prepare our audited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included herein constitutes Non-GAAP Financial Measures. Our calculations of Non-GAAP Financial Measures may differ from the calculations of similarly titled measures by other companies. In particular:

•In August 2024 we entered into separate, privately-negotiated repurchase agreements with a limited number of Convertible Note holders to repurchase a portion of our outstanding $316 million aggregate principal amount of 4.25% Convertible Senior Notes due 2028 (the Convertible Notes). Subsequently, in September and November of 2024, certain holders of Convertible Notes separately approached us to repurchase Convertible Notes, and we entered into additional separate, privately-negotiated repurchase agreements with such holders of Convertible Notes. From a GAAP perspective, we paid a premium to induce these repurchases which resulted in an impact to Total non-interest expenses, with a corresponding favorable tax impact, also reflected in Net income and consequently our Earnings per diluted share. We have shown adjustments to these three financial statement line items, for total Company as well as for continuing operations, to exclude the impact from our repurchased Convertible Notes. We use Adjusted total non-interest expenses, Adjusted net income, and Adjusted earnings per diluted share to evaluate the ongoing operations of the Company excluding the volatility that can occur from the impact of our repurchased Convertible Notes.
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

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the year ended December 31, 2024, as well as our related outlook for 2025 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information appearing in this Annual Report on Form 10-K, including “Consolidated Results of Operations”, “Risk Factors”, and “Cautionary Note Regarding Forward-Looking Statements”, which provide further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook.

Credit sales of $27.0 billion were down 7% when compared with 2023, reflecting self-moderated consumer spending and strategic credit tightening, partially offset by new brand partner growth. Average credit card and other loans of $18.1 billion decreased 1% while End-of-period credit card and other loans of $18.9 billion were down 2%; both declines were driven by the same factors affecting Credit sales, as well as elevated net principal losses. Total interest income decreased 2% primarily as a result of lower Interest and fees on loans which was driven by lower late fees from lower early-state delinquency volumes, our gradual shift in product mix to a lower proportion of private label accounts which tend to have higher late fees, as well as higher reversals of interest and fees resulting from higher gross credit losses. Net interest margin was 18.3% in 2024 compared to 19.5% in 2023, primarily due to decreased late fees and higher funding costs, particularly with DTC deposits. Non-interest income decreased $249 million, primarily related to the $230 million gain on the BJ’s portfolio sale in 2023, as well as decreased merchant discount fees from lower “big ticket” credit sales, and interchange revenue earned, partially offset by a reduction in costs associated with brand partner retailer share arrangements. Overall, Total net interest and non-interest income was $3.8 billion, down 11% versus 2023.

Provision for credit losses increased relative to 2023 driven by a $92 million reserve release in the current year compared with a $136 million reserve release in the prior year, with the release in the prior year primarily related to the sale of the BJ’s portfolio. The reserve releases in both years were offset by net principal losses of $1.5 billion and $1.4 billion during those same respective periods.

Our Allowance for credit losses decreased as of December 31, 2024 relative to December 31, 2023, due primarily to lower Credit card and other loans, as well as a modest decrease in the reserve rate over the period. Overall, our reserve rate is nominally lower, 11.9% as of December 31, 2024 compared with 12.0% as of December 31, 2023, reflecting conservative weightings on the economic scenarios in our credit reserve modeling given the wide range of potential 2025 macroeconomic outcomes, which we intend to maintain until we see sustained improvement in delinquencies and an improved macroeconomic outlook. From an overall credit quality perspective, our percentage of Vantage 660+ cardholders remains above pre-pandemic levels due to prudent credit tightening and a more diversified product mix, with co-brand and proprietary cards representing a larger proportion of our portfolio.

Total non-interest expenses decreased 2% when compared with 2023. Excluding the $107 million impact from our repurchased Convertible Notes, Adjusted total non-interest expenses, a Non-GAAP financial measure, decreased 7% from 2023, driven by a decrease in Card and processing expenses, including fraud, partially offset by an increase in Employee compensation and benefits expense due primarily to higher short-term and long-term incentive compensation. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures included in this report.

We continued strengthening our balance sheet throughout 2024. We reduced debt and dilution risk through repurchasing $306 million aggregate principal amount of our outstanding Convertible Notes, while growing our Common equity tier 1 capital ratio to 12.4%, a 20 basis points year-over-year improvement. During the year ended December 31, 2024, under the authorized stock repurchase program, we acquired a total of 1.0 million shares of our common stock for $55 million. Additionally, DTC deposits increased to $7.7 billion as of December 31, 2024, with average DTC deposits now representing 43% of our total funding, up from 35% a year ago. Further, in January 2025, with cash on hand we redeemed the remaining $100 million in aggregate principal amount of our Senior Notes due 2026.

Throughout 2024 we made further progress with the implementation of our mitigation strategy in response to the final rule on credit card late fees published by the CFPB. Industry organizations have challenged the final rule in court, and the ultimate outcome of such challenge, including the impact on the final rule, is uncertain. The final rule had an original effective date of May 14, 2024; however, on May 10, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule, and the injunction granted remains in effect as of the date of this report. We are closely monitoring the ongoing litigation related to the rule and recent developments involving the CFPB’s operations, but also continue to execute on our mitigation strategy given the uncertainty surrounding the timing and outcome. Because of that uncertainty, our full year 2025 financial outlook assumes the final rule does not take effect in 2025.

Our 2025 financial outlook assumes economic stability, yet is subject to changing conditions as the impacts from key legislative and monetary policies are still unknown. Our current baseline forecast includes continued improvements in real wages in a stable, albeit cooling labor market, while also assuming interest rate decreases by the Federal Reserve Board, which will slightly decrease Total net interest income.

Based on our current economic outlook, strategic credit tightening actions, higher gross credit losses, and visibility into our new business pipeline along with existing partners, we expect 2025 Average credit card and other loans to be relatively flat to 2024. We expect End-of-period credit card and other loans to be higher as of year-end 2025 relative to 2024, as a result of new business growth and higher Credit sales during the year. Total net interest and non-interest income, excluding any gains on portfolio sales, a Non-GAAP financial measure, is anticipated to be up in the low-single digits on a percentage point basis from 2024. Full year Net interest margin is expected to be modestly higher than 2024 as a result of our mitigation actions taken in response to the CFPB late fee rule, partially offset by factors such as: (i) interest rate decreases by the Federal Reserve Board, which impact us due to our slight asset sensitivity and lagged cost of funds impacts, (ii) our continued shift in risk mix, from improving credit quality, and therefore lower delinquencies and consequently lower late fees, and (iii) product mix, to co-brand, proprietary, and installment lending products, leading to lower finance charges and late fees.

As a result of efficiencies gained from our ongoing operational excellence initiatives, along with disciplined investment and expense management, in 2025 we expect to generate full year positive operating leverage excluding any gains on portfolio sales and the $107 million impact from our repurchased Convertible Notes.

Our 2025 financial outlook also assumes a Net principal loss rate ranging from 8.0% to 8.2%. As a result of hurricanes Helene and Milton we froze delinquency progression for cardholders in FEMA identified impact zones for one billing cycle, which resulted in a modestly lower Net principal loss rate in the fourth quarter of 2024, and consequently these actions will negatively impact the Net principal loss rate in the second quarter of 2025.

In our 2025 financial outlook we also expect our full year normalized effective tax rate to be in the range of 25% to 26%, with quarter-over-quarter variability due to the timing of certain discrete items,

We expect our resilient business model, prudent capital allocation, and operational excellence initiatives to deliver responsible growth and achieve strong financial results in 2025.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the year ended December 31, 2024, compared with the year ended December 31, 2023, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment”, above. For a discussion of the financial condition and results of operations for 2023 compared with 2022, please refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024, which discussion is incorporated herein by reference from such prior report on Form 10-K.

Table 1: Summary of Our Financial Performance

	Years Ended December 31,			$ Change		% Change
	2024	2023	2022	2024 to 2023	2023 to 2022	2024 to 2023	2023 to 2022
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$3,838	$4,289	$3,826	$(451)	$463	(11)	12
Provision for credit losses	1,397	1,229	1,594	168	(365)	14	(23)
Total non-interest expenses	2,060	2,092	1,932	(32)	160	(2)	8
Income from continuing operations before income taxes	381	968	300	(587)	668	(61)	223
Provision for income taxes	102	231	76	(129)	155	(56)	203
Income from continuing operations	279	737	224	(458)	513	(62)	230
Loss from discontinued operations, net of income taxes (1)	(2)	(19)	(1)	17	(18)	(87)	nm
Net income	277	718	223	(441)	495	(61)	222
Adjusted net income (2)	$381	$718	$223	$(337)	$495	(47)	222

Net income per diluted share	$5.49	$14.34	$4.46	$(8.85)	$9.88	(62)	222
Adjusted net income per diluted share (2)	$7.55	$14.34	$4.46	$(6.79)	$9.88	(47)	222
Income from continuing operations per diluted share	$5.54	$14.74	$4.47	$(9.20)	$10.27	(62)	230
Adjusted income from continuing operations per diluted share (2)	$7.60	$14.74	$4.47	$(7.14)	$10.27	(48)	230
Net interest margin (3)	18.3%	19.5%	19.2%			(1.2)	0.3
Return on average tangible common equity (4)	11.4%	38.0%	14.2%			(26.6)	23.8
Effective income tax rate – continuing operations	26.7%	23.8%	25.4%			2.9	(1.6)
______________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” to the audited Consolidated Financial Statements.
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
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Years Ended December 31,			$ Change		% Change
	2024	2023	2022	2024 to 2023	2023 to 2022	2024 to 2023	2023 to 2022
(Millions, except percentages)
Interest income
Interest and fees on loans	$4,820	$4,961	$4,615	$(141)	$346	(3)	8
Interest on cash and investment securities	204	184	69	20	115	11	165
Total interest income	5,024	5,145	4,684	(121)	461	(2)	10
Interest expense
Interest on deposits	608	541	243	67	298	12	122
Interest on borrowings	352	338	260	14	78	4	30
Total interest expense	960	879	503	81	376	9	75
Net interest income	4,064	4,266	4,181	(202)	85	(5)	2
Non-interest income
Interchange revenue, net of retailer share arrangements	(381)	(335)	(469)	(46)	134	14	(28)
Gain on portfolio sale	11	230	—	(219)	230	(95)	nm
Other	144	128	114	16	14	12	13
Total non-interest income	(226)	23	(355)	(249)	378	nm	(107)
Total net interest and non-interest income	3,838	4,289	3,826	(451)	463	(11)	12
Provision for credit losses	1,397	1,229	1,594	168	(365)	14	(23)
Total net interest and non-interest income, after provision for credit losses	$2,441	$3,060	$2,232	$(619)	$828	(20)	37
______________________________
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income decreased for the year ended December 31, 2024, due to the following:

•Interest and fees on loans decreased for the year ended December 31, 2024 due primarily to lower late fees driven by lower early-state delinquency volumes and from our gradual shift in product mix to a lower proportion of private label accounts, as well as higher reversals of interest and fees resulting from higher gross credit losses; collectively decreasing finance charge and late fee yields by approximately 58 basis points.
•Interest on cash and investment securities increased for the year ended December 31, 2024, partially offsetting the decrease in Interest and fees on loans, due to higher average balances which increased interest income by $16 million, as well as, higher average interest rates which increased interest income by $4 million.

Interest expense: Total interest expense increased for the year ended December 31, 2024, due to the following:

•Interest on deposits increased $67 million primarily due to higher DTC funding costs driven by higher average balances and higher average interest rates, contributing $52 million and $46 million, respectively, partially offset by lower wholesale funding costs, which decreased $56 million due to lower average balances, offset in part by $25 million due to higher average interest rates.
•Interest on borrowings increased due to higher average interest rates which increased funding costs $39 million, partially offset by lower average borrowings which decreased funding costs by approximately $25 million.

Non-interest income: Total non-interest income decreased for the year ended December 31, 2024, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, increased during the period, driven by a decrease in merchant discount fees from lower “big ticket” credit sales, and interchange revenue earned, partially offset by a reduction in costs associated with brand partner retailer share arrangements.
•Gain on portfolio sale reflects the gain we recognized from the sale of a credit card loan portfolio in April 2024, that was then subsequently adjusted throughout the remainder of 2024 to recognize an incremental amount due under the purchase and sale agreement. For 2023, we recognized a gain from the sale of the BJ's Wholesale Club (BJ’s) portfolio in late February 2023.

Provision for credit losses increased for the year ended December 31, 2024, driven by a $92 million reserve release in the current year compared with a $136 million reserve release in the prior year, with the release in the prior year primarily related to the sale of the BJ’s portfolio. The reserve releases in both years were offset by net principal losses of $1.5 billion and $1.4 billion during those same respective periods. Overall, our reserve rate is nominally lower, 11.9% as of December 31, 2024 compared with 12.0% as of December 31, 2023, reflecting conservative weightings on the economic scenarios in our credit reserve modeling given the wide range of potential 2025 macroeconomic outcomes, which we intend to maintain until we see sustained improvement in delinquencies and an improved macroeconomic outlook.

Table 3: Summary of Total Non-interest Expenses

	Years Ended December 31,			$ Change		% Change
	2024	2023	2022	2024 to 2023	2023 to 2022	2024 to 2023	2023 to 2022
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$897	$867	$779	$30	$88	3	11
Card and processing expenses	326	428	359	(102)	69	(24)	19
Information processing and communication	300	301	274	(1)	27	—	10
Marketing expenses	147	161	180	(14)	(19)	(9)	(10)
Depreciation and amortization	90	116	113	(26)	3	(22)	2
Other	300	219	227	81	(8)	36	(3)
Total non-interest expenses	$2,060	$2,092	$1,932	$(32)	$160	(2)	8

Adjusted total non-interest expenses (1)	$1,953	$2,092	$1,932	$(139)	$160	(7)	8
__________________________________
(1)Adjusts Total non-interest expenses for the $107 million impact from our repurchased Convertible Notes, included in Other, and therefore represents a Non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses decreased for the year ended December 31, 2024. Adjusted total non-interest expenses, which represents a Non-GAAP financial measure and has been adjusted for the $107 million impact from our repurchased Convertible Notes, decreased for the current year.

•Employee compensation and benefits increased due to higher short-term and long-term incentive compensation, partially offset by ongoing strategic adjustments in customer care staffing, as well as a reduction in demand-based outsourced and contract labor.
•Card and processing expenses decreased due primarily to lower fraud losses, as well as reduced volume-related card and statement costs.
•Marketing expenses decreased due to decreased spending associated with brand partner and BFH joint marketing campaigns, partially offset by higher spending associated with DTC product offerings.
•Depreciation and amortization decreased due to lower amortization for developed technology associated with an acquisition completed in late 2020.
•Other increased primarily related to the impact from our repurchased Convertible Notes; excluding that impact Other expenses decreased due to decreased legal and other business activity costs.

Income Taxes

The Provision for income taxes decreased for the year ended December 31, 2024, primarily driven by a $587 million decrease in Income from continuing operations before income taxes in 2024. The effective tax rate was 26.7% and 23.8% for the years ended December 31, 2024 and 2023, respectively. The increase in the effective tax rate resulted from an increase in non-deductible items in the current year period related to the non-deductible portion of our repurchased Convertible Notes transactions, offset in part by discrete tax benefits, primarily related to favorable audit resolutions.

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

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the Years Ended December 31,			% Change
	2024	2023	2022	2024 to 2023	2023 to 2022
(Millions, except per share amounts and percentages)
Credit sales	$26,962	$28,900	$32,883	(7)	(12)
PPNR (1)	1,778	2,197	1,894	(19)	16
PPNR excluding gain on portfolio sale and impact from repurchased Convertible Notes (1)	1,874	1,967	1,894	(5)	4
Average credit card and other loans	18,084	18,216	17,768	(1)	3
End-of-period credit card and other loans	18,896	19,333	21,365	(2)	(10)
End-of-period direct-to-consumer deposits	7,687	6,454	5,466	19	18

Return on average assets (2)	1.3%	3.3%	1.0%	(2.0)	2.3
Return on average equity (3)	8.7%	27.1%	9.8%	(18.4)	17.3
Return on average tangible common equity (4)	11.4%	38.0%	14.2%	(26.6)	23.8

Net interest margin (5)	18.3%	19.5%	19.2%	(1.2)	0.3
Loan yield (6)	26.7%	27.2%	26.0%	(0.5)	1.2

Efficiency ratio (7)	53.7%	48.8%	50.5%	4.9	(1.7)

Double leverage ratio (8)	104.7%	123.9%	183.6%	(19.2)	(59.7)
Common equity tier 1 capital ratio (9)	12.4%	12.2%	8.7%	0.2	3.5
Total risk-based capital ratio (10)	13.8%	13.6%	10.1%	0.2	3.5
Total risk-weighted assets (11)	$19,928	$20,140	$22,065	(1.1)	(8.7)
Tangible common equity / Tangible assets ratio (TCE/TA) (12)	10.4%	9.6%	6.0%	0.8	3.6
Tangible book value per common share (13)	$46.97	$43.70	$29.42	7.5	48.5

Payment rate (14)	15.0%	14.5%	16.4%	0.5	(1.9)

Delinquency rate (15)	5.9%	6.5%	5.5%	(0.6)	1.0
Net loss rate (16)	8.2%	7.5%	5.4%	0.7	2.1
Reserve rate (17)	11.9%	12.0%	11.5%	(0.1)	0.5
______________________________
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
(13) Tangible book value per common share represents TCE divided by shares outstanding and is a Non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(14)Payment rate represents consumer payments during the last month of the period, divided by the beginning-of-month Credit card and other loans, including held for sale in applicable periods.
(15)Delinquency rate represents outstanding balances that are contractually delinquent (i.e., principal balances greater than 30 days past due) as of the end of the period, divided by the outstanding principal amount of Credit card and other loans as of the same period-end.
(16)Net loss rate, an annualized rate, represents net principal losses for the period divided by Average credit card and other loans for the same period. Net loss rate for the years ended December 31, 2023 and 2022 were impacted by the transition of our credit card processing services in June 2022.
(17)Reserve rate represents the Allowance for credit losses divided by End-of-period credit card and other loans.

Table 5: Net Interest Margin

	Year Ended December 31, 2024
	Average Balance(1)	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,116	$204	4.96%
Credit card and other loans	18,084	4,820	26.65%
Total interest-earning assets	22,200	5,024	22.63%

Direct-to-consumer (retail) deposits	7,174	349	4.86%
Wholesale deposits	5,919	259	4.38%
Interest-bearing deposits	13,093	608	4.64%

Secured borrowings	3,576	236	6.58%
Unsecured borrowings	1,247	116	9.33%
Interest-bearing borrowings	4,823	352	7.29%
Total interest-bearing liabilities	17,916	960	5.36%

Net interest income		$4,064

Net interest margin (2)		18.3%

	Year Ended December 31, 2023
	Average Balance (1)	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$3,707	$184	4.95%
Credit card and other loans	18,216	4,961	27.23%
Total interest-earning assets	21,923	5,145	23.47%

Direct-to-consumer (retail) deposits	5,936	251	4.23%
Wholesale deposits	7,332	290	3.96%
Interest-bearing deposits	13,268	541	4.08%

Secured borrowings	3,440	227	6.61%
Unsecured borrowings	1,629	111	6.80%
Interest-bearing borrowings	5,069	338	6.67%
Total interest-bearing liabilities	18,337	879	4.79%

Net interest income		$4,266

Net interest margin (2)		19.5%
______________________________
(1)Beginning in 2024, we revised the calculation of average balances to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, average balances represent the average balance at the beginning and end of each month, averaged over the periods indicated.
(2)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	Years Ended December 31,			% Change
	2024	2023	2022	2024 to 2023	2023 to 2022
(Millions, except per share amounts and percentages)
Adjusted net income
Net income	$277	$718	$223	(61)	222
Impact from repurchased Convertible Notes	104	—	—	nm	—
Adjusted net income	$381	$718	$223	(47)	222

Adjusted net income per diluted share
Net income per diluted share	$5.49	$14.34	$4.46	(62)	222
Impact from repurchased Convertible Notes	$2.06	$—	$—	nm	—
Adjusted net income per diluted share	$7.55	$14.34	$4.46	(47)	222

Adjusted income from continuing operations per diluted share
Income from continuing operations per diluted share	$5.54	$14.74	$4.47	(62)	230
Impact from repurchased Convertible Notes	$2.06	$—	$—	nm	—
Adjusted income from continuing operations per diluted share	$7.60	$14.74	$4.47	(48)	230

Adjusted total non-interest expenses
Total non-interest expenses	$2,060	$2,092	$1,932	(2)	8
Impact from repurchased Convertible Notes	107	—	—	nm	—
Adjusted total non-interest expenses	1,953	2,092	1,932	(7)	8

Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	381	968	300	(61)	223
Provision for credit losses	1,397	1,229	1,594	14	(23)
Pretax pre-provision earnings (PPNR)	1,778	2,197	1,894	(19)	16
Less: Gain on portfolio sale	(11)	(230)	—	(95)	nm
Add: Impact from repurchased Convertible Notes	107	—	—	nm	—
PPNR excluding gain on portfolio sale and impact from repurchased Convertible Notes	1,874	1,967	1,894	(5)	4

Average tangible common equity
Average total stockholders’ equity	3,214	2,722	2,286	18	19
Less: Average goodwill and intangible assets, net	(753)	(780)	(716)	(4)	9
Average tangible common equity	2,461	1,942	1,570	27	24

Tangible common equity (TCE)
Total stockholders’ equity	3,051	2,918	2,265	5	29
Less: Goodwill and intangible assets, net	(746)	(762)	(799)	(2)	(5)
Tangible common equity (TCE)	$2,305	$2,156	$1,466	7	47

	Years Ended December 31,			% Change
	2024	2023	2022	2024 to 2023	2023 to 2022
Tangible assets (TA)
Total assets	$22,891	$23,141	$25,407	(1)	(9)
Less: Goodwill and intangible assets, net	(746)	(762)	(799)	(2)	(5)
Tangible assets (TA)	$22,145	$22,379	$24,608	(1)	(9)
______________________________
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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., principal balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit card and other loans as of the same period-end.

The following table provides the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of December 31:

Table 7: Delinquency Trends on Credit Card and Other Loans

	2024	% of Total	2023	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$17,418	100.0%	$17,906	100.0%
Outstanding balances contractually delinquent:
31 to 60 days	$299	1.7%	$346	1.9%
61 to 90 days	$223	1.3%	$250	1.4%
91 or more days	$512	2.9%	$567	3.2%
Total	$1,034	5.9%	$1,163	6.5%
______________________________

As part of our collections strategy, we may offer temporary and short term programs in order to improve the likelihood of collections and meet the needs of our customers. For example, as a result of hurricanes Helene and Milton in 2024 we froze delinquency progression for cardholders in FEMA identified impact zones for one billing cycle. Our modifications, for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these consumer relief programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our consumer relief programs to determine if they represent a more than insignificant delay in payment granted to borrowers experiencing financial difficulty, in which case they would then be considered a Loan Modification. For additional information, see Note 2 “Credit Card and Other Loans – Modified Credit Card Loans” to our audited Consolidated Financial Statements.

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Our credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Our pay-over-time products, which include installment loans and “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for credit card loans and 120 days past due for installment loans and “split-pay” offerings.

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

Table 8: Net Principal Losses on Credit Card and Other Loans

	2024	2023	2022
(Millions, except percentages)
Average credit card and other loans	$18,084	$18,216	$17,768
Net principal losses (1)(2)	1,489	1,365	968
Net principal losses as a percentage of average credit card and other loans (1)(2)	8.2%	7.5%	5.4%
______________________________
(1)As a result of hurricanes Helene and Milton we froze delinquency progression for cardholders in FEMA identified impact zones for one billing cycle, which resulted in modestly lower Net principal losses and Net principal losses as a percentage of average credit card and other loans in the fourth quarter of 2024, and consequently these actions will negatively impact Net principal losses and Net principal losses as a percentage of average credit card and other loans in the second quarter of 2025.
(2)Net principal losses and Net principal losses as a percentage of average credit card and other loans for December 31, 2023 and 2022 were impacted by the transition of our credit card processing services in June 2022.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Overview

We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has sufficient liquidity and capital resources necessary to support our daily operations, our business growth, and our credit ratings related to our Parent Company’s senior unsecured notes and our public secured financings, and meet our regulatory and policy requirements, including capital and leverage ratio requirements applicable to Comenity Bank (CB) and Comenity Capital Bank (CCB) under FDIC regulations, in a cost effective and prudent manner through both expected and unexpected market environments. We also monitor our Double Leverage Ratio, which reflects our Parent Company’s investment in its subsidiaries relative to its consolidated equity, and is often used by regulators and other stakeholders as a measure of the use of debt by a parent entity to fund its subsidiaries.

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

We may from time to time retire or purchase our outstanding debt or convertible debt securities through redemptions, cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise. Such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and may be funded through cash on hand, borrowings under our revolving credit facility, the issuance of debt or convertible debt securities or other sources of liquidity. The amounts involved may be material.

We will also need additional financing in the future to repay or refinance our existing debt at or prior to maturity, and to fund our growth, which may include issuance of additional debt, equity or convertible securities or engaging in other capital markets or financing transactions. As part of our financing strategy, we will continue to seek to optimize our capital structure, which may include one or more offerings of subordinated debt or other instruments that may allow for a more efficient use of capital while maintaining appropriate amounts of regulatory capital. Given the maturities of certain of our outstanding debt instruments and the macroeconomic outlook, it is possible that we will be required to repay, extend or refinance some or all of our maturing debt in volatile and/or unfavorable markets.

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

The table below provides a summary of the credit ratings for the senior unsecured long-term debt of Bread Financial Holdings, Inc. as of December 31, 2024:

Bread Financial Holdings, Inc.	Moody’s	S&P	Fitch
Senior unsecured debt	Ba3	BB-	BB-
Outlook	Positive	Stable	Positive

During the fourth quarter of 2024 both Moody’s and Fitch upgraded their credit ratings outlook from “Stable” to “Positive”.

We also seek to maintain appropriate and stable credit ratings for our credit card securitizations issued through World Financial Network Credit Card Master Note Trust (WFNMNT) from the rating agencies (DBRS, S&P and Fitch). The table below provides a summary of the structured finance credit ratings for certain of the asset-backed securities, specifically the Class A notes of WFNMNT as of December 31, 2024:

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

Throughout 2024, we engaged in a number of financing-related transactions, including offering additional 9.750% Senior Notes due 2029, reducing our Parent Company debt, amending our Revolving Credit Facility to extend the maturity date, entering into separate privately negotiated repurchase agreements with a limited number of holders of our 4.25% Convertible Senior Notes Due 2028, and offering asset-backed term notes through one of our securitization trusts. Each of these transactions, as well as other matters relating to our liquidity and capital resources during the year, are described in more detail below. Further, in January 2025, with cash on hand we redeemed the remaining $100 million in aggregate principal amount of our Senior Notes due 2026.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of December 31, 2024, we were in compliance with all such covenants.

Credit Agreement

In June 2023, we entered into our credit agreement with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility). In October 2024, we amended our Revolving Credit Facility to extend the maturity date to October 2028, as well as to delete the provisions relating to our prior term loan facility (which was repaid in full and terminated in December 2023) and make certain other amendments. As of December 31, 2024, our Revolving Credit Facility was undrawn and all $700 million remained available for future borrowings under the Revolving Credit Facility.

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

In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call (Capped Call) transactions with certain financial institution counterparties. These transactions are expected generally to reduce potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Convertible Notes, with such reduction and/or offset subject to a cap, based on the cap price. For additional information on the issuance of Convertible Notes and Capped Call transactions, see Note 10, “Borrowings of Long-Term and Other Debt,” to the audited Consolidated Financial Statements.

In August 2024 we entered into separate, privately-negotiated repurchase agreements with a limited number of Convertible Note holders to repurchase $238 million aggregate principal amount of outstanding Convertible Notes (the August Repurchases). Subsequently, in September and November of 2024, certain holders of Convertible Notes separately approached us to repurchase Convertible Notes, and we entered into additional separate, privately-negotiated repurchase agreements with such holders of Convertible Notes, repurchasing $68 million aggregate principal amount of outstanding Convertible Notes (the Subsequent Repurchases and, together with the August Repurchases, the Repurchases). The final aggregate purchase price, or settlement value, for the Repurchases was $486 million, which was funded with cash on hand. In connection with the Repurchases, we recognized a $107 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as an $88 million reduction in Additional paid-in capital (APIC) related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact.

Following the settlement of these repurchases, $10 million of Convertible Notes remained outstanding as of December 31, 2024. We may, from time to time, seek to retire or repurchase our remaining outstanding Convertible Notes through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise.

During the fourth quarter of 2024, the Convertible Notes became convertible at the option of the holders (and the Convertible Notes have remained convertible during the first quarter of 2025) due to the last reported sales price per share of Parent Company’s common stock having exceeded 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding quarter (i.e., the quarters ended September 30, 2024 and December 31, 2024) (the Common Stock Sale Price Condition). The Common Stock Sale Price Condition is remeasured each quarter, so the Convertible Notes may continue or cease to be convertible in future quarters depending on the performance of our stock price. Upon any such conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock (at our election), in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. As of the date of this report, we have not received any conversion requests.

All of the Capped Call transactions continue to remain outstanding, notwithstanding the repurchases noted above. Although we do not trade or speculate in derivatives, we may seek to opportunistically terminate the Capped Call transactions (in full or in part from time to time) or leave the Capped Call transactions outstanding, possibly until maturity, in any such case with the objective of optimizing the shareholder value we receive under these transactions.

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

Deposits

We utilize a variety of deposit products to finance our operating activities, including funding for our non-securitized credit card and other loans, and to fund the securitization enhancement requirements of the Banks. We offer DTC retail deposit products, including Individual Retirement Accounts that we began offering in June 2024, as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits, and includes brokered deposits). Across both our retail and wholesale deposits, the Banks offer various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks also issue certificates of deposit with scheduled maturity dates ranging between January 2025 and December 2029, in denominations of at least $1,000, on which interest is paid either monthly or at maturity. The following table summarizes our retail and wholesale deposit products by type and associated attributes as of December 31:

Table 9: Deposits

	2024	2023
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$7,687	$6,454
Wholesale	5,368	7,140
Total deposits	$13,055	$13,594

Non-maturity deposit products
Non-maturity deposits	$6,827	$6,597
Interest rate range	0.70% - 4.75%	0.70% - 5.64%
Weighted-average interest rate	4.16%	4.78%

Certificates of deposit
Certificates of deposit	$6,228	$6,997
Interest rate range	0.80% - 5.7%	0.50% - 5.70%
Weighted-average interest rate	4.64%	4.50%

As of December 31, 2024 and 2023, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $574 million (4% of Total deposits) and $509 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

Overall, we continue to improve our funding mix through actions taken to grow our DTC deposits and reduce our Parent Company unsecured borrowings, while maintaining the flexibility of secured, unsecured, and wholesale funding. Efforts undertaken in 2024 to reduce our long-term unsecured debt, along with typical seasonality of credit card and other loan balance pay downs in the first quarter of each year, lowered our funding requirements by approximately $0.3 billion from year-end 2023. As a result, we opportunistically reduced our wholesale and brokered deposits, repurchased a portion of our outstanding Convertible Notes and paid down a portion of our secured conduit line balances, shown further below.

Securitization Programs Including Conduit Facilities

We sell the majority of the credit card loans originated by the Banks to certain of our master trusts (the Trusts). These securitization programs are a principal vehicle through which we finance the Banks’ credit card loans. For this purpose, we use a combination of public term asset-backed notes and private conduit facilities (the Conduit Facilities) with a consortium of lenders, including domestic money center, regional and international banks. Both our public term asset-backed notes and borrowings under the Conduit Facilities are included in Debt issued by consolidated VIEs in the Consolidated Balance Sheets.

The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:

Table 10: Conduit Borrowing Capacity Rollforward and Maturities

(Millions)	December 31, 2023		Commitment	December 31, 2024
Conduit Facilities	Capacity	Drawn (6)	Change	Capacity	Drawn (6)	Maturity Date (7)
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$2,015	$—	$2,650	$1,955	October 2025
WFNMT 2009-VFC1 (2)	275	260	(275)	—	141	—
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	1,025	—	2,250	867	February 2025
CCAST 2023-VFN1 (4)	250	250	—	250	250	September 2025
CCAST 2024-VFN1 (5)	—	—	200	200	—	February 2025
Total	$5,425	$3,550	$(75)	$5,350	$3,213
__________________________________
(1)2009-VFN Conduit issued under World Financial Network Credit Card Master Note Trust (WFNMNT).
(2)2009-VFC1 Conduit issued under World Financial Network Credit Card Master Trust III (WFNMT). In October 2024, the revolving period of the 2009-VFC1 Conduit expired and the Conduit Facility entered controlled amortization, meaning the period in which principal collections are accumulated to pay down the outstanding principal amount of the notes issued under the Conduit Facility.
(3)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT). In February 2025, the 2009-VFN Conduit commitment will be reduced by $250 million to $2 billion, and the Maturity Date will be extended to February 2026.
(4)2023-VFN1 Conduit issued under Comenity Capital Asset Securitization Trust (CCAST).
(5)2024-VFN1 Conduit issued under CCAST. In February 2025, the 2024-VFN1 Conduit will be retired pursuant to the terms of a termination, consent and waiver agreement.
(6)Amounts drawn do not include $1.1 billion and $1.2 billion of debt issued by the Trusts as of December 31, 2024 and 2023, respectively, which were not sold, but were retained by us as a credit enhancement and therefore have been eliminated from the Total.
(7)Maturity Date with respect to conduit borrowings means the date on which the revolving period for the applicable Conduit Facility expires. The revolving period may be extended or renewed (unless an early amortization event occurs prior to the Maturity Date). Absent the extension or renewal of the revolving period, the Conduit Facility shall enter controlled amortization on the Maturity Date and may no longer be drawn upon.

In May 2024, WFNMNT issued $570 million of Series 2024-A public term asset-backed notes, which mature in April 2027. The offering consisted of $500 million of Class A notes with a fixed interest rate of 5.47% per year, $44 million of zero coupon Class M notes, and $26 million of zero coupon Class B notes. The Class M and B notes were retained by us and eliminated from the Consolidated Balance Sheet. In addition, in August 2024 WFNMNT issued $500 million of Series 2024-B public term asset-backed notes, which mature in July 2027. The offering consisted of $500 million of Class A notes with a fixed interest rate of 4.62% per year.

As of December 31, 2024, we had approximately $12.4 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

Stock Repurchase Programs

On February 21, 2024, our Board of Directors approved a stock repurchase program to acquire up to $30 million in shares of our outstanding common stock in the open market during the period ended December 31, 2024. On December 2, 2024, our Board of Directors approved a $25 million increase to this stock repurchase program, increasing the total authorized amount of shares to be repurchased from $30 million to $55 million during the period ended December 31, 2024. The rationale for this repurchase program, and the amount thereof, was to offset a portion of the impact of dilution associated with issuances of employee restricted stock units.

During the year ended December 31, 2024, under the authorized stock repurchase program, we acquired a total of 1.0 million shares of our common stock for $55 million. Following their repurchase, these 1.0 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

Dividends

For the years ended December 31, 2024, 2023 and 2022, we paid $43 million, $42 million and $43 million, respectively, in dividends to holders of our common stock. On January 30, 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on March 21, 2025, to stockholders of record at the close of business on February 14, 2025.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments, the vast majority of which relate to deposits, debt issued by consolidated VIEs, long-term and other debt and operating contracts and leases.

We believe that we will have access to sufficient resources to meet these commitments.

Cash Flows

The table below summarizes our cash flow activity for the periods indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities:

Table 11: Cash Flows

	2024	2023	2022
(Millions)
Total cash provided by (used in):
Operating activities	$1,859	$1,987	$1,848
Investing activities	(1,169)	788	(5,111)
Financing activities	(592)	(3,086)	3,267
Net increase (decrease) in cash, cash equivalents and restricted cash	$98	$(311)	$4

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $1,859 million and $1,987 million for the years ended December 31, 2024 and 2023, respectively. The net cash provided by operating activities during these periods was primarily driven by cash generated from net income for the periods after adjusting for the Provision for credit losses in both periods of comparison, and for the year ended December 31, 2024 the Loss on debt extinguishment and repurchased Convertible Notes and for the year ended December 31, 2023, the Gain on portfolio sale.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash used in investing activities was $1,169 million for the year ended December 31, 2024, and cash provided by investing activities was $788 million for the year ended December 31, 2023. For the year ended December 31, 2024, the net cash used in investing activities was primarily due to Net principal losses and the purchase of a credit card loan portfolio, partially offset by the paydown of Credit card and other loans and the sale of a credit card loan portfolio. For the year ended December 31, 2023, the net cash provided by investing activities was primarily due to the sale of the BJ’s portfolio, partially offset by the growth of Credit card and other loans, as well as the acquisition of a credit card loan portfolio.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $592 million and $3,086 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the net cash used in financing activities was primarily driven by net repayments of unsecured borrowings, including our repurchased Convertible Notes, and a net decrease in wholesale deposits, partially offset by the net borrowings of debt issued by consolidated variable interest entities (securitizations). For the year ended December 31, 2023, the net cash used in financing activities was primarily driven by net repayments of both securitizations and unsecured borrowings, as well as a net decrease in deposits.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we have generally sought to rely on operating efficiencies from scale, technology modernization and digital advancement along with other operational excellence initiatives, as well as expansion in lower cost jurisdictions (in select circumstances) to offset increased costs of employee compensation and other operating expenses impacted by inflation. We also recognize that a customer’s ability and willingness to repay us has been negatively impacted by factors such as recent inflation and higher interest rates, and the persistent effects therefrom, which results in higher delinquencies and increased credit losses, as reflected in our elevated Reserve rate. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures continue to persist, they could further increase repayment pressure on consumers as well as the risk of a recessionary environment, which may adversely impact our business, results of operations and financial condition.

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

LEGISLATIVE, REGULATORY MATTERS AND CAPITAL ADEQUACY

Our business is subject to extensive federal and state laws and regulations, as well as related regulation and supervision, including by the FDIC, CFPB and other federal and state authorities. Pending and future laws and regulations (federal and state) may adversely impact our business. Without limiting the foregoing, CB is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. CCB is also subject to various regulatory capital requirements administered by the State of Utah and the FDIC. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company. For additional information about legislative and regulatory matters impacting us, see “Business–Supervision and Regulation” under Part I of this Annual Report on Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment” and “Risk Factors — Legal, Regulatory and Compliance Risks”.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of December 31, 2024 and 2023, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

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

As of December 31, 2024 the actual capital ratios and minimum ratios for each Bank, as well as Bread Financial, are as follows:

Table 12: Capital Ratios

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	12.4%	4.5%	6.5%
Tier 1 capital ratio (2)	12.4	6.0	8.0
Total risk-based capital ratio (3)	13.8	8.0	10.0
Tier 1 leverage capital ratio (4)	11.5	4.0	5.0
Total risk-weighted assets (5)	$19,928

Comenity Bank
Common equity tier 1 capital ratio (1)	16.5%	4.5%	6.5%
Tier 1 capital ratio (2)	16.5	6.0	8.0
Total risk-based capital ratio (3)	17.9	8.0	10.0
Tier 1 leverage capital ratio (4)	15.3	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	15.4%	4.5%	6.5%
Tier 1 capital ratio (2)	15.4	6.0	8.0
Total risk-based capital ratio (3)	16.7	8.0	10.0
Tier 1 leverage capital ratio (4)	14.3	4.0	5.0
______________________________
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
(2)Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders' equity has been reduced, primarily by

Goodwill and intangible assets, net.See below for a reconciliation of our Total stockholders’ equity under GAAP to tier 1 and tier 2 capital under the Basel III Standardized Approach.
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

The following table provides a reconciliation of our Total stockholders’ equity under GAAP to Basel III Standardized
Approach Common equity tier 1 capital, Tier 1 capital, Tier 2 capital and Total capital, as of December 31:

2024
(Millions)
Total stockholders' equity	$3,051
CECL phase-in adjustment	139
Total stockholders' equity, net of CECL phase-in	3,190
Less:
Goodwill (1)	594
Other intangible assets	113
Other	9
Common equity tier 1 capital	2,474

Tier 1 capital	2,474

Qualifying allowance for credit losses (2)	272
Tier 2 capital	272

Total capital	$2,746
__________________________________
(1)Goodwill, net of the related $40 million deferred tax liability.
(2)The allowable portion of the Allowance for credit losses, which is a maximum of 1.25% of RWA and is net of applicable CECL phase-in adjustments.

The following table provides the changes in our Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital and Tier 2 capital as of December 31:

2024
(Millions)
Common equity tier 1 capital beginning balance	$2,466
Net income applicable to common equity	277
Dividends declared on common stock	(44)
Changes in additional paid-in capital	(96)
Changes in intangible assets	16
Other (1)	(145)
Common equity tier 1 capital	2,474

Tier 1 capital	2,474

Tier 2 capital beginning balance	273
Change in qualifying allowance for credit losses	(1)
Tier 2 capital	272

Total capital	$2,746
__________________________________
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

The Servicer continues to take significant steps to strengthen the organization’s IT governance and address the other issues identified in the consent order, working diligently to ensure that all requirements of the consent order are satisfied. Without limiting the generality of the foregoing, the Servicer has taken steps to address each provision within the consent order and continues to comply with each ongoing requirement. The Servicer is committed to complying with the longer-term requirements of the consent order, including the enhancement of its compliance management processes and related corporate governance, compliance with the applicable system conversion requirements, and enhanced risk management and reporting. The Servicer has submitted nearly all of the required deliverables under the consent order to the FDIC for its review and consideration. The Board of Directors of each of the Banks continue to oversee the Servicer’s compliance with the requirements of the consent order and provide effective challenge to the Servicer’s management toward that end.

On August 22, 2024, each Bank entered into an agreement with the FDIC to pay civil money penalties (CMPs) of $1 million per Bank. The CMPs, which have been paid in full, arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and were related to disruptions to the Banks’ customer reward programs and automatic payments following the transition. These issues were self-identified and remediated timely, and the Banks provided full cooperation with the regulators throughout their examination. The Banks’ agreements to pay the CMPs did not require admission of wrongdoing, and there are no operational limitations on the Banks or our business associated with the CMPs.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and overall financial condition is based upon our audited Consolidated Financial Statements, which have been prepared in accordance with the accounting policies described in Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies,” to our audited Consolidated Financial Statements included as part of this Annual Report on Form 10-K. The preparation of the audited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments in determination of our financial position and operating results. Estimates are based on information available as of the date of the audited Consolidated Financial Statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting estimates are defined as those that are both most important to the portrayal of our financial position and operating results, and require management’s most subjective judgments, which for us is our Allowance for credit losses, Provision for income taxes and Goodwill impairment.

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

In estimating our Allowance for credit losses, for each identified segment of loans sharing similar risk characteristics, management uses modeling and estimation techniques that leverage historical data and behavioral relationships, together with third-party projections of certain macroeconomic variables, to estimate expected credit losses based on historical correlation of realized losses to macroeconomic conditions. We consider the macroeconomic forecast used to be reasonable and supportable over the estimated life of the Credit card and other loans portfolio, with no reversion period. Since our implementation of the CECL guidance, we have maintained a consistent approach to modeling the life of loan losses in establishing our Allowance for credit losses.

In addition to the quantitative estimate of expected credit losses, we also incorporate qualitative adjustments to the modeled output in order to address risks not inherently captured by that modeled output, such as Company-specific risks, changes in current macroeconomic conditions, or other relevant factors to ensure the Allowance for credit losses reflects our best estimate of current expected credit losses.

If we used different assumptions in estimating our current expected credit losses, the impact on the Allowance for credit losses could have a material effect on our consolidated financial position and results of operations. For example, a 100 basis point increase in the Allowance for credit losses as a percentage of the amortized cost of our Credit card and other loans could have resulted in a change of approximately $185 million in the Allowance for credit losses as of December 31, 2024, with a corresponding change in the Provision for credit losses.

Income Taxes

The income tax laws of the United States, as well as its states and municipalities in which we operate, are inherently complex; the manners in which they apply to our facts is often open to interpretation, and consequentially requires us to make judgments in establishing our Provision for income taxes.

Differences between the audited Consolidated Financial Statements and tax bases of assets and liabilities give rise to deferred tax assets and liabilities, which measure the future tax effects of items recognized in the audited Consolidated Financial Statements and require certain estimates and judgments, in particular with deferred tax assets, in order to determine whether it is more likely than not that all or a portion of the benefit of a deferred tax asset will not be realized. In evaluating our deferred tax assets on a quarterly basis, as new facts and circumstances emerge we analyze and estimate the impact of future taxable income, reversing temporary differences and available tax planning strategies. Uncertainties can lead to changes in the ultimate realization of our deferred tax assets.

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

Our assessment of the technical merits and measurement of tax benefits associated with uncertain tax positions is subject to a high degree of judgment and estimation. Actual results may differ from our current judgments due to a variety of factors, including interpretations of law by the relevant taxing authorities that differ from our assessments and results of tax examinations. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. As of December 31, 2024, we had $229 million in unrecognized tax benefits, including interest and penalties, recorded in Other liabilities on the Consolidated Balance Sheet.

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

We apply significant judgment when testing goodwill for impairment, especially when performing the quantitative test where we perform a valuation of our reporting unit leveraging a combination of the income approach based on discounted cash flows and the market approach based on valuation multiples. The key assumptions used to determine the fair value are primarily unobservable inputs (i.e., Level 3 inputs as defined under GAAP) including internally developed forecasts to estimate future cash flows, growth rates and discount rates, as well as market valuation multiples (for the market approach). Estimated cash flows are based on internal forecasts grounded in historical performance and future expectations. To discount the estimated cash flows, we use the expected cost of equity taking into account a combination of industry and Company-specific factors we believe a third-party market participant would incorporate. We believe the discount rate applied appropriately reflects the risks and uncertainties in the financial markets generally and specifically in our internally developed forecasts. When using valuation multiples under the market approach, we apply comparable publicly traded companies’ multiples (e.g., price to tangible book value or return on tangible equity) to our reporting unit’s operating results.

Given the inherent uncertainty in the judgments involved, we could be exposed to goodwill impairment as a result of adverse impacts from various factors including regulatory or legislative changes, or if future macroeconomic conditions or future operating results differ significantly from our current assumptions.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

See “Recently Adopted and Recently Issued Accounting Standards” in Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” to the audited Consolidated Financial Statements.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria and management’s assessment, with the participation of our Chief Executive Officer and Chief Financial Officer, we conclude that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm who also audited our Consolidated Financial Statements; their attestation report on the effectiveness of our internal control over financial reporting appears on page F-4.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2025 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2024.

Item 11.    Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2025 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2024.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2025 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2024.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2025 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2024.

Item 14.    Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2025 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2024.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

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

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4.1	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4.0	8/8/03

4.2	(a)	Description of Registrant’s Common Stock	10-K	4.2	2/28/23

+10.1	(a)	Bread Financial Holdings, Inc. Executive Deferred Compensation Plan, amended and restated effective January 1, 2018.	8-K	10.1	11/24/17

+10.2	(a)	Amendment effective January 1, 2024 to the Bread Financial Holdings, Inc. Executive Deferred Compensation Plan.	10-K	10.2	2/20/24

+10.3	(a)	Bread Financial Holdings, Inc. 2010 Omnibus Incentive Plan.	DEF 14A	A	4/20/10

+10.4	(a)	Bread Financial Holdings, Inc. 2015 Omnibus Incentive Plan.	DEF 14A	B	4/20/15

+10.5	(a)	Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	DEF 14A	A	4/23/20

+10.6	(a)	Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.	DEF 14A	A	4/13/22

+10.7	(a)	Bread Financial Holdings, Inc. 2024 Omnibus Incentive Plan.	DEF 14A	B	4/3/24

+10.8	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	8-K	10.1	2/18/21

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

^+10.9	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	8-K	10.2	2/18/21

+10.10	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.	10-K	10.9	2/20/24

^+10.11	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.	10-K	10.10	2/20/24

+10.12	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2024 Omnibus Incentive Plan.	10-Q	10.11	8/1/24

+10.13	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2024 Omnibus Incentive Plan.	10-Q	10.12	8/1/24

+10.14	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2010 Omnibus Incentive Plan.	10-K	10.52	2/28/13

+10.15	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2015 Omnibus Incentive Plan.	10-Q	10.6	8/7/17

+10.16	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	8-K	10.1	6/15/21

+10.17	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.	10-K	10.14	2/20/24

+10.18	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2024 Omnibus Incentive Plan.	10-Q	10.13	8/1/24

+10.19	(a)	Bread Financial Holdings, Inc. Non-Employee Director Deferred Compensation Plan.	8-K	10.1	6/9/06

+10.20	(a)	Form of Bread Financial Associate Confidentiality Agreement.	10-K	10.18	2/27/17

+10.21	(a)	Form of Bread Financial Holdings, Inc. Indemnification Agreement for Officers and Directors.	8-K	10.1	6/5/15

+10.22	(a)	Bread Financial Holdings, Inc. Amended and Restated 2015 Employee Stock Purchase Plan, effective March 23, 2022.	DEF 14A	C	4/20/15

10.23	(b) (c)	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 as amended and restated as of September 17, 1999 and August 1, 2001, by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company.	8-K	4.6	8/31/01

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.24	(b) (c) (d)	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	8/4/04

10.25	(b) (c) (d)	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	4/5/05

10.26	(b) (d)	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	6/15/07

10.27	(b) (c) (d)	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	10/31/07

10.28	(b) (d)	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A.	8-K	4.1	5/29/08

10.29	(b) (d)	Seventh Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	6/30/10

10.30	(b) (d)	Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	8/12/10

10.31	(b) (c) (d)	Eighth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	11/14/11

10.32	(b) (c) (d)	Ninth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	12/2/16

10.33	(b) (c) (d)	Tenth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 16, 2018, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	8/20/18

10.34	(b) (c) (d)	Eleventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 11, 2020, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.2	6/16/20

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.35	(b) (c)	Twelfth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 27, 2020, among WFN Credit Company, LLC, as transferor, Comenity Bank, as servicer, and MUFG Union Bank, N.A., as trustee.	8-K	4.1	10/30/20

10.36	(b) (c) (d)	Thirteenth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of April 26, 2024, among WFN Credit Company, LLC, as transferor, Comenity Bank, as servicer, and U.S. Bank National Association, as trustee.	8-K	4.3	4/30/24

10.37	(b) (c)	Collateral Series Supplement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.7	8/31/01

10.38	(b) (c)	First Amendment to Collateral Series Supplement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.3	11/20/02

10.39	(b) (c) (d)	Second Amendment to Collateral Series Supplement, dated as of July 6, 2016, among WFN Credit Company, LLC, Comenity Bank and MUFG Union Bank, N.A.	8-K	4.1	7/8/16

10.40	(b) (c)	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/31/01

10.41	(b) (c)	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	11/20/02

10.42	(b) (c) (d)	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	8/4/04

10.43	(b) (c) (d)	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	4/5/05

10.44	(b) (d)	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	6/15/07

10.45	(b) (c) (d)	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	10/31/07

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.46	(b) (d)	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.4	6/30/10

10.47	(b) (d)	Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/12/10

10.48	(b) (c) (d)	Eighth Amendment to Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.1	6/15/11

10.49	(b) (c) (d)	Ninth Amendment to Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	11/14/11

10.50	(b) (c) (d)	Tenth Amendment to the Transfer and Servicing Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.4	7/8/16

10.51	(b) (c) (d)	Eleventh Amendment to the Transfer and Servicing Agreement, dated as of April 26, 2024, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.5	4/30/24

10.52	(b) (d)	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.8	8/31/01

10.53	(b) (d)	First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.3	6/30/10

10.54	(b) (d)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.2	8/12/10

10.55	(b) (c) (d)	Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	8-K	4.2	11/14/11

10.56	(b) (c) (d)	Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.2	7/8/16

10.57	(b) (c) (d)	Fourth Amendment to Receivables Purchase Agreement, dated as of June 11, 2020, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.3	6/16/20

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.58	(b) (c) (d)	Fifth Amendment to Receivables Purchase Agreement, dated as of April 26, 2024, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.4	4/30/24

10.59	(b) (c)	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.1	8/31/01

10.60	(b) (c)	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4	4/22/03

10.61	(b) (d)	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.2	8/28/03

10.62	(b) (d)	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.3	6/15/07

10.63	(b (d)	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A.	8-K	4.2	5/29/08

10.64	(b (d)	Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	6/30/10

10.65	(b) (c) (d)	Supplemental Indenture No. 5, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	2/22/13

10.66	(b) (c) (d)	Supplemental Indenture No. 6 to Master Indenture, dated as of July 6, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.3	7/8/16

10.67	(b) (c) (d)	Supplemental Indenture No. 7 to Master Indenture, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	6/16/20

10.68	(b) (c) (d)	Supplemental Indenture No. 8 to Master Indenture, dated as of April 26, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	4/30/24

10.69	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of May 25, 2021, by and among WFN Credit Company, LLC, U.S. Bank Trust National Association and Citicorp Trust Delaware, National Association.	8-K	4.1	5/28/21

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.70	(b) (c) (d)	Succession Agreement, dated as of June 18, 2021, by and among Comenity Bank, World Financial Network Credit Card Master Note Trust, MUFG Union Bank, N.A. and U.S. Bank National Association.	8-K	4.1	6/24/21

10.71	(b) (c) (d)	Succession Agreement, dated as of June 18, 2021, among WFN Credit Company, LLC, MUFG Union Bank, N.A. and U.S. Bank National Association.	8-K	4.2	6/24/21

10.72	(b) (c) (d)	Series 2023-A Indenture Supplement, dated as of May 16, 2023, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	5/19/23

10.73	(b) (c) (d)	First Amendment to Series 2023-A Indenture Supplement, dated as of December 22, 2023, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	12/26/23

10.74	(b) (c) (d)	Second Amendment to Series 2023-A Indenture Supplement, dated as of April 26, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.2	4/30/24

10.75	(b) (c) (d)	Series 2024-A Indenture Supplement, dated as of May 15, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	5/21/24

10.76	(b) (c) (d)	Series 2024-B Indenture Supplement, dated as of August 13, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	8/14/24

10.77	(b (d)	Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association.	8-K	4.4	8/31/01

10.78	(b) (c) (d)	First Amendment to Amended and Restated Trust Agreement, dated as of May 25, 2021, between WFN Credit Company, LLC and Citicorp Trust Delaware, National Association.	8-K	4.2	5/28/21

10.79	(b (d)	Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.5	8/31/01

10.80	(b (d)	First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.1	7/31/09

10.81	(b) (c) (d)	Sixth Amended and Restated Service Agreement, dated as of January 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	1/2/25

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

10.82	(b) (c) (d)	Asset Representations Review Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and FTI Consulting, Inc.	8-K	10.1	7/8/16

10.83	(a)	Receivables Purchase Agreement, dated as of September 28, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	10-Q	10.5	11/7/08

10.84	(a)	First Amendment to Receivables Purchase Agreement, dated as of June 24, 2008, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.94	3/2/09

10.85	(a)	Second Amendment to Receivables Purchase Agreement, dated as of March 30, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.127	2/28/11

10.86	(a)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	10-K	10.128	2/28/11

10.87	(a)	Third Amendment to Receivables Purchase Agreement, dated as of September 30, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	10-Q	10.4	11/7/11

10.88	(a)	World Financial Network Credit Card Master Trust III Amended and Restated Pooling and Servicing Agreement, dated as of September 28, 2001, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.6	11/7/08

10.89	(a)	First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of April 7, 2004, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.7	11/7/08

10.90	(a)	Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2005, among WFN Credit Company, LLC, World Financial Network National Bank, and The Chase Manhattan Bank, USA, National Association.	10-Q	10.8	11/7/08

10.91	(a)	Third Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank of California, N.A. (successor to JPMorgan Chase Bank, N.A.).	10-Q	10.9	11/7/08

10.92	(a)	Fourth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-Q	10.9	5/7/10

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.93	(a)	Fifth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2011, among WFN Credit Company, LLC, World Financial Network Bank, and Union Bank, N.A.	10-Q	10.3	11/7/11

10.94	(a)	Sixth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among WFN Credit Company, LLC, Comenity Bank, and Deutsche Bank Trust Company Americas.	10-K	10.94	2/27/17

10.95	(a)	Seventh Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of September 1, 2017, among WFN Credit Company, LLC, Comenity Bank, and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.96	2/27/18

10.96	(a)	Eighth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of November 16, 2020, among WFN Credit Company, LLC, Comenity Bank, and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.105	2/26/21

10.97	(a)	Supplemental Agreement to Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among WFN Credit Company, LLC, World Financial Network National Bank, and Union Bank, N.A.	10-K	10.134	2/28/11

10.98	(a)	Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.3	11/7/08

10.99	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.11	8/9/10

*10.100	(a)	Amendment No. 2 to Receivables Purchase Agreement, dated as of December 12, 2024, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.

10.101	(a)	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.4	11/7/08

10.102	(a)	Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.12	8/9/10

*10.103	(a)
Amendment No. 2 to Transfer and Servicing Agreement, dated as of December 12, 2024, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.

10.104	(a)	Master Indenture, dated as of September 29, 2008, between World Financial Capital Master Note Trust and U.S. Bank National Association, together with Supplemental Indenture Nos. 1 - 3.	10-K	10.104	2/27/18

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
*10.105	(a)	Supplemental Indenture No. 4 to Master Indenture, dated as of December 12, 2024, between World Financial Capital Master Note Trust and U.S. Bank National Association.

10.106	(a)	Receivables Purchase Agreement, dated as of June 17, 2022, between Comenity Capital Bank and Comenity Capital Credit Company, LLC.	10-K	10.98	2/28/23

*10.107	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of December 20, 2024, between Comenity Capital Bank and Comenity Capital Credit Company, LLC.

10.108	(a)	Transfer Agreement, dated as of June 17, 2022, between Comenity Capital Credit Company, LLC and Comenity Capital Asset Securitization Trust.	10-K	10.99	2/28/23

*10.109	(a)	Amendment No. 1 to Transfer Agreement, dated as of December 20, 2024, between Comenity Capital Credit Company, LLC and Comenity Capital Asset Securitization Trust.

10.110	(a)	Servicing Agreement, dated as of June 17, 2022, between Comenity Capital Credit Company, LLC, Comenity Capital Bank and Comenity Capital Asset Securitization Trust.	10-K	10.1	2/28/23

10.111	(a)	Master Indenture, dated as of June 17, 2022, between Comenity Capital Asset Securitization Trust and U.S. Bank Trust Company, National Association.	10-K	10.101	2/28/23

*10.112	(a)	Supplemental Indenture No. 1 to Master Indenture, dated as of December 20, 2024, between Comenity Capital Asset Securitization Trust and U.S. Bank Trust Company, National Association.

10.113	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 28, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	10-K	10.129	2/27/15

10.114	(a)	First Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-Q	10.8	8/7/17

10.115	(a)	Second Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 1, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.109	2/27/18

10.116	(a)	Third Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of May 3, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.110	2/26/19

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.117	(a)	Fourth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of August 31, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.111	2/26/19

10.118	(a)	Fifth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 1, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.112	2/26/19

10.119	(a)	Sixth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.118	2/26/21

10.120	(a)	Seventh Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of September 10, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-K	10.119	2/26/21

10.121	(a)	Eighth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of August 1, 2022, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association, as successor to MUFG Union Bank, N.A.	10-K	10.11	2/28/23

10.122	(a)	Ninth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 1, 2023, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association, as successor to MUFG Union Bank, N.A.	10-K	10.127	2/20/24

10.123	(a)	Tenth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 22, 2023, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association, as successor to MUFG Union Bank, N.A.	10-K	10.128	2/20/24

*10.124	(a)
Eleventh Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of April 26, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association, as successor to MUFG Union Bank, N.A.

10.125	(a)	Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 28, 2017, among WFN Credit Company, LLC, Comenity Bank and Deutsche Bank Trust Company Americas.	10-Q	10.7	8/7/17

10.126	(a)	First Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of October 19, 2017, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-Q	10.4	11/8/17

10.127	(a)	Second Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of August 31, 2018, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.115	2/26/19

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
10.128	(a)	Third Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of June 28, 2019, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.123	2/26/21

10.129	(a)	Fourth Amendment to Third Amended and Restated Series 2009-VFC1 Supplement, dated as of April 17, 2020, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association (successor to Deutsche Bank Trust Company Americas).	10-K	10.124	2/26/21

*10.130	(a)	Sixth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 12, 2024, between World Financial Capital Master Note Trust and Deutsche Bank Trust Company Americas.

10.131	(a)	Series 2023-VFN1 Indenture Supplement, dated as of September 29, 2023, between Comenity Capital Asset Securitization Trust and U.S. Bank Trust Company, National Association.	10-K	10.138	2/20/24

*10.132	(a)
First Amendment and Consent to Series 2023-VFN1 Indenture Supplement, dated as of February 21, 2024, between Comenity Capital Asset Securitization Trust and U.S. Bank Trust Company, National Association.

*10.133	(a)	Second Amendment to Series 2023-VFN1 Indenture Supplement, dated as of December 20, 2024, between Comenity Capital Asset Securitization Trust and U.S. Bank Trust Company, National Association.

*10.134	(a)	Series 2024-VFN1 Indenture Supplement, dated as of February 21, 2024, between Comenity Capital Asset Securitization Trust and U.S. Bank Trust Company, National Association.

*10.135	(a)	First Amendment to Series 2024-VFN1 Indenture Supplement, dated as of December 20, 2024, between Comenity Capital Asset Securitization Trust and U.S. Bank Trust Company, National Association.

10.136	(a)	Credit Agreement, dated as of June 7, 2023, by and among Bread Financial Holdings, Inc., the subsidiary guarantors parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions as lenders.	8-K	10.2	6/13/23

^10.137	(a)	Amendment No. 1 to Credit Agreement, dated as of October 18, 2024, by and among Bread Financial Holdings, Inc., as borrower, and certain of its subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and various other lenders.	8-K	10.1	10/21/24

10.138	(a)	Indenture, dated as of June 13, 2023, among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors and U.S. Bank Trust Company, National Association, as trustee (including the form of the Company’s 4.25% Convertible Senior Note due June 15, 2028).	8-K	4.1	6/13/23

10.139	(a)	Indenture, dated as of December 22, 2023, among Bread Financial Holdings, Inc., certain of its subsidiaries as guarantors and U.S. Bank Trust Company, National Association, as trustee (including the form of the Company’s 9.750% Convertible Senior Note due March 15, 2029).	8-K	4.1	12/22/23

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
*19	(a)	Bread Financial Holdings, Inc. Insider Trading Policy.

*21	(a)	Subsidiaries of the Registrant

*23.1	(a)	Consent of Deloitte & Touche LLP

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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

*97	(a)	Bread Financial Holdings, Inc. Compensation Recoupment Policy.

*101	(a)
The following financial information from Bread Financial Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Audited Consolidated Financial Statements.

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

Item 16.    Form 10-K Summary.

None.

INDEX TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

BREAD FINANCIAL HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bread Financial Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Bread Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Allowance for Credit Losses for credit card loans — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Allowance for credit losses is an estimate of expected credit losses, measured over the estimated life of its credit card loans, that considers forecasts of future economic conditions in addition to information about past events and current conditions. The estimate under the credit reserving methodology referred to as the Current Expected Credit Loss (CECL) model is significantly influenced by the composition, characteristics and quality of the Company’s credit card portfolio, as well as the prevailing economic conditions and forecasts utilized. The estimate of the Allowance for credit losses for credit card loans includes an estimate for uncollectible principal as well as unpaid interest and fees. Principal losses, net of recoveries are deducted from the Allowance for credit losses. Losses for unpaid interest and fees, as well as any adjustments to the Allowance for credit losses associated with unpaid interest and fees are recorded as a reduction to

Interest and fees on loans. The Allowance for credit losses is maintained through an adjustment to the Provision for credit losses and is evaluated for appropriateness.

In estimating its Allowance for credit losses for credit card loans, management uses modeling and estimation techniques based on historical loss experience, current conditions, reasonable and supportable forecasts and other relevant factors. These models utilize historical data and applicable macroeconomic variables with statistical analysis and behavioral relationships, to determine expected credit performance. The Company’s quantitative estimate of expected credit losses under CECL is impacted by certain forecasted economic factors. The Company considers the forecast used to be reasonable and supportable over the estimated life of the credit card loans, with no reversion period. In addition to the quantitative estimate of expected credit losses, the Company also incorporates qualitative adjustments for certain factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, or other relevant factors to ensure the Allowance for credit losses reflects the Company’s best estimate of current expected credit losses within the credit card loans balance.

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
February 14, 2025

We have served as the Company’s auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bread Financial Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bread Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements as of and for the year ended December 31, 2024, of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 14, 2025

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2024	2023	2022
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$4,820	$4,961	$4,615
Interest on cash and investment securities	204	184	69
Total interest income	5,024	5,145	4,684
Interest expense
Interest on deposits	608	541	243
Interest on borrowings	352	338	260
Total interest expense	960	879	503
Net interest income	4,064	4,266	4,181
Non-interest income
Interchange revenue, net of retailer share arrangements	(381)	(335)	(469)
Gain on portfolio sale	11	230	—
Other	144	128	114
Total non-interest income	(226)	23	(355)
Total net interest and non-interest income	3,838	4,289	3,826
Provision for credit losses	1,397	1,229	1,594
Total net interest and non-interest income, after provision for credit losses	2,441	3,060	2,232
Non-interest expenses
Employee compensation and benefits	897	867	779
Card and processing expenses	326	428	359
Information processing and communication	300	301	274
Marketing expenses	147	161	180
Depreciation and amortization	90	116	113
Other	300	219	227
Total non-interest expenses	2,060	2,092	1,932
Income from continuing operations before income taxes	381	968	300
Provision for income taxes	102	231	76
Income from continuing operations	279	737	224
Loss from discontinued operations, net of income taxes (1)	(2)	(19)	(1)
Net income	$277	$718	$223

Basic income per share (Note 21)
Income from continuing operations	$5.63	$14.79	$4.48
Loss from discontinued operations	$(0.05)	$(0.40)	$(0.01)
Net income per share	$5.58	$14.39	$4.47
Diluted income per share (Note 21)
Income from continuing operations	$5.54	$14.74	$4.47
Loss from discontinued operations	$(0.05)	$(0.40)	$(0.01)
Net income per share	$5.49	$14.34	$4.46
Weighted average common shares outstanding (Note 21)
Basic	49.6	49.8	49.9
Diluted	50.4	50.0	50.0
___________________________________________________________
(1) Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” to the audited Consolidated Financial Statements.

See Notes to the audited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2024	2023	2022
(Millions)
Net income	$277	$718	$223

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale debt securities	(4)	2	(25)
Tax benefit	1	—	6
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(3)	2	(19)

Other comprehensive (loss) income, net of tax	(3)	2	(19)

Total comprehensive income, net of tax	$274	$720	$204

See Notes to the audited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,679	$3,590
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities: 2024, $12,408; 2023, $12,844)	18,896	19,333
Allowance for credit losses	(2,241)	(2,328)
Credit card and other loans, net	16,655	17,005
Investments (Fair value: 2024 and 2023, $217)	266	253
Property and equipment, net	142	167
Goodwill and intangible assets, net	746	762
Other assets	1,403	1,364
Total assets	$22,891	$23,141
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$13,082	$13,620
Debt issued by consolidated variable interest entities	4,558	3,898
Long-term and other debt	999	1,394
Other liabilities	1,201	1,311
Total liabilities	19,840	20,223
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued: 2024, 49.1 million shares; 2023, 49.3 million shares	1	1
Additional paid-in capital	2,073	2,169
Retained earnings	999	767
Accumulated other comprehensive loss	(22)	(19)
Total stockholders’ equity	3,051	2,918
Total liabilities and stockholders’ equity	$22,891	$23,141

See Notes to the audited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2021	49.8	$1	$2,174	$(87)	$(2)	$2,086
Net income	—	—	—	223	—	223
Other comprehensive loss	—	—	—	—	(19)	(19)
Stock-based compensation	—	—	33	—	—	33
Repurchase of common stock	(0.2)	—	(12)	—	—	(12)
Dividends and dividend equivalent rights declared ($0.84 per common share)	—	—	—	(43)	—	(43)
Issuance of shares to employees, net of shares withheld for employee taxes	0.3	—	(3)	—	—	(3)
Balance as of December 31, 2022	49.9	$1	$2,192	$93	$(21)	$2,265
Net income	—	—	—	718	—	718
Other comprehensive income	—	—	—	—	2	2
Stock-based compensation	—	—	44	—	—	44
Capped call transactions for convertible senior notes due 2028, net of tax	—	—	(30)	—	—	(30)
Repurchase of common stock	(0.9)	—	(35)	—	—	(35)
Dividends and dividend equivalent rights declared ($0.84 per common share)	—	—	—	(44)	—	(44)
Issuance of shares to employees, net of shares withheld for employee taxes	0.3	—	(2)	—	—	(2)
Balance as of December 31, 2023	49.3	$1	$2,169	$767	$(19)	$2,918
Cumulative effect of change in accounting principle (1)	—	—	—	(1)	—	—
Net income	—	—	—	277	—	277
Other comprehensive loss	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	54	—	—	54
Repurchases of common stock	(1.0)	—	(55)	—	—	(55)
Repurchases of Convertible Notes	—	—	(88)	—	—	(88)
Dividends and dividend equivalent rights declared ($0.84 per common share)	—	—	—	(44)	—	(44)
Issuance of shares to employees, net of shares withheld for employee taxes	0.8	—	(7)	—	—	(7)
Balance as of December 31, 2024	49.1	$1	$2,073	$999	$(22)	$3,051
__________________________________
(1)Represents the cumulative effect, net of tax, of adopting the proportional amortization method of accounting for our tax credit investment. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” to the audited Consolidated Financial Statements.

See Notes to the audited Consolidated Financial Statements

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$277	$718	$223
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,397	1,229	1,594
Depreciation and amortization	90	116	113
Deferred income taxes	(85)	(68)	(245)
Non-cash stock compensation	54	44	33
Amortization of deferred financing costs	21	26	24
Amortization of deferred origination costs	92	92	86
Gain on portfolio sale	(11)	(230)	—
Loss on debt extinguishment and repurchased Convertible Notes	117	7	—
Change in other operating assets and liabilities
Change in other assets	42	28	(134)
Change in other liabilities	(109)	—	87
Other	(26)	25	67
Net cash provided by operating activities	1,859	1,987	1,848
CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	(840)	(1,154)	(3,222)
Proceeds from sale of credit card loan portfolios	101	2,499	—
Purchases of credit card loan portfolios	(377)	(473)	(1,804)
Purchases of investments	(31)	(50)	(43)
Maturities of investments	14	14	30
Other, including capital expenditures	(36)	(48)	(72)
Net cash (used in) provided by investing activities	(1,169)	788	(5,111)
CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	300	1,401	218
Repayments/maturities of unsecured borrowings under debt agreements	(894)	(1,882)	(319)
Debt issued by consolidated variable interest entities	2,390	2,592	4,248
Repayments/maturities of debt issued by consolidated variable interest entities	(1,727)	(4,807)	(3,587)
Net (decrease) increase in deposits	(541)	(209)	2,778
Payment of deferred financing costs	(15)	(63)	(13)
Payment of capped call transactions	—	(39)	—
Dividends paid	(43)	(42)	(43)
Repurchase of common stock	(55)	(35)	(12)
Other	(7)	(2)	(3)
Net cash (used in) provided by financing activities	(592)	(3,086)	3,267
Change in cash, cash equivalents and restricted cash	98	(311)	4
Cash, cash equivalents and restricted cash at beginning of period	3,616	3,927	3,923
Cash, cash equivalents and restricted cash at end of period	$3,714	$3,616	$3,927
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$922	$861	$466
Cash paid during the year for income taxes, net	$227	$292	$338
Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,679	$3,590	$3,891
Restricted cash included within Other Assets	35	26	36
Total cash, cash equivalents and restricted cash	$3,714	$3,616	$3,927

The Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations.

See Notes to the audited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

We are a tech-forward financial services company that provides simple, personalized payment, lending, and saving solutions to millions of U.S. consumers. Our payment solutions, including Bread Financial general purpose credit cards and savings products, empower our customers and their passions for a better life. Additionally, we deliver growth for some of the most recognized brands in travel & entertainment, health & beauty, jewelry and specialty apparel through our private label and co-brand credit cards and pay-over-time products providing choice and value to our shared customers.

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, Hard Rock International, the NFL, Saks Fifth Avenue, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries and retail verticals, including travel and entertainment, health and beauty, jewelry, sporting goods, home goods, technology and electronics and the industry in which we first began, specialty apparel. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, allows us to offer products relevant across all customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings, coupled with our customer-centric approach, have enabled us to establish and maintain long-standing partner relationships. We operate our business through a single reportable segment, with our primary source of revenue being from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

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

BASIS OF PRESENTATION

These audited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The audited Consolidated Financial Statements also include amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. Such amounts have been classified within Discontinued operations and primarily relate to the after-tax impact of contractual indemnification and tax-related matters. For additional information about our previously disclosed discontinued operations please refer to Note 22, “Discontinued Operations and Bank Holding Company Financial Presentation” to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SIGNIFICANT ACCOUNTING POLICIES

We present our accounting policies within the Notes to the audited Consolidated Financial Statements to which they relate; the table below lists such accounting policies and the related Notes. The remaining significant accounting policies applied are included following the table.

Significant Accounting Policy	Note Number	Note Title
Credit Card and Other Loans	Note 2	Credit Card and Other Loans
Allowance for Credit Losses	Note 3	Allowance for Credit Losses
Transfers of Financial Assets	Note 4	Securitizations
Investments	Note 5	Investments
Goodwill	Note 6	Goodwill and Intangible Assets, Net
Intangible Assets, Net	Note 6	Goodwill and Intangible Assets, Net
Leases	Note 8	Leases
Derivatives	Note 12	Derivatives and Hedging Activities
Stock Compensation Expense	Note 19	Stockholders' Equity
Income Taxes	Note 20	Income Taxes
Earnings Per Share	Note 21	Earnings Per Share

Principles of Consolidation

The accompanying audited Consolidated Financial Statements include the accounts of BFH and all subsidiaries in which we have a controlling financial interest. For voting interest entities, a controlling financial interest is determined when we are able to exercise control over the operating and financial decisions of the investee. For variable interest entities (VIEs), which are themselves determined based on the amount and characteristics of the equity in the entity, we have a controlling financial interest when we are determined to be the primary beneficiary. The primary beneficiary is the party having both the power to exercise control over the activities that most significantly impact the VIE’s financial performance, as well as the obligation to absorb the losses of, or the right to receive the benefits from, the VIE that could potentially be significant to that VIE. We are the primary beneficiary of our master securitization trusts and therefore consolidate these securitization trusts within our audited Consolidated Financial Statements.

In cases where we do not have a controlling financial interest, but we are able to exert significant influence over the operating and financial decisions of the entity, we account for such investments under the equity method.

All intercompany transactions have been eliminated.

Segment Reporting

We operate as a single reportable segment, where we manage our business and assess financial performance on a consolidated basis. Our single reportable segment's primary source of revenue is from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners. Our primary expense is Provision for credit losses driven by Net principal losses from our various credit card and other loan products. Our key metrics include the growth in and yield on our credit card and other loan portfolios, Net interest margin, operating leverage and Efficiency ratio, our various capital ratios, and credit-related ratios such as our Delinquency rate, Net principal loss rate and Reserve rate. Our Chief Operating Decision Maker (CODM) regularly receives and reviews consolidated operating results and uses our key metrics to evaluate the performance of the Company, focusing primarily on Income from continuing operations before income taxes from the Consolidated Statements of Income, to make decisions regarding the allocation of resources and assessment of performance. The function of CODM is performed by our President and Chief Executive Officer.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Interest and fees on loans: Represents revenue earned on customer accounts owned by us, and is recognized in the period earned in accordance with the contractual provisions of the credit agreements. Interest and fees continue to accrue on all accounts, except in limited circumstances, until the account balance and all related interest and fees are paid or charged-off, which happens in the month during which an account becomes 180 days past due for credit card loans or 120 days past due for other loans, which consist primarily of our pay-over-time products, which include installment loans and “split-pay” offerings. Charge-offs for unpaid interest and fees, as well as any adjustments to the Allowance for credit losses associated with unpaid interest and fees, are recorded as a reduction of Interest and fees on loans. Direct loan origination costs on Credit card and other loans are deferred and amortized on a straight-line basis over a one-year period for credit card loans, or for other loans, over the life of the loan; and are recorded as a reduction of Interest and fees on loans. As of December 31, 2024 and 2023, the remaining unamortized deferred direct loan origination costs were $45 million and $60 million, respectively, and included in Total credit card and other loans.

Interest on cash and investment securities: Represents revenue earned on cash and cash equivalents as well as investments in debt securities, and is recognized in the period earned.

Interchange revenue, net of retailer share arrangements: Represents revenue earned from merchants, including our brand partners, and cardholders from processing and servicing accounts, and is recognized as such services are performed. Revenue earned from merchants, including our brand partners, primarily consists of merchant and interchange fees, which are transaction fees charged to the merchant for the processing of credit card transactions and are recognized at the time the cardholder transaction occurs. Costs of cardholder reward arrangements are recognized when the rewards are earned by the cardholders and are generally classified as a reduction of revenue with the related liability included in Other liabilities on the Consolidated Balance Sheets. Our credit card program agreements may also provide for royalty payments, or retailer share arrangements, to our brand partners based on purchase volume or if certain contractual incentives are met, such as if the economic performance of the program exceeds a contractually defined threshold, or for new accounts acquired. These amounts are recorded as a reduction of revenue in the period incurred.

Other non-interest income: Represents ancillary revenues earned from cardholders, consisting primarily of monthly fees from the purchase of certain payment protection products, which are recognized based on the average cardholder account balance over time and can be cancelled at any point by the cardholder, as well as gains or losses on the sales of loan portfolios, and losses from our equity method investment in Loyalty Ventures Inc. (LVI).

Contract costs: We recognize as an asset contract costs, such as up-front payments made pursuant to contractual agreements with brand partners. Such costs are deferred and recognized on a straight-line basis over the term of the related agreement. Depending on the nature of the contract costs, the amortization is recorded as a reduction to Non-interest income, or as a charge to Non-interest expenses, in the Consolidated Statements of Income. Amortization of contract costs recorded as a reduction of Interchange revenue, net of retailer share arrangements, was $51 million, $59 million and $72 million for the years ended December 31, 2024, 2023 and 2022, respectively; amortization of contract costs recorded across various Non-interest expense categories totaled $12 million in each of those same years. As of December 31, 2024 and 2023, the remaining unamortized contract costs were $228 million and $285 million, respectively, and are included in Other assets on the Consolidated Balance Sheets.

We perform an impairment assessment when events or changes in circumstances indicate that the carrying amount of our contract costs may not be recoverable. No impairment charges were recognized during either of the years ended

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

December 31, 2024 or 2022. However, for the year ended December 31, 2023 we recognized a $7 million impairment charge in Other non-interest expenses in our Consolidated Statements of Income for certain of our deferred contract costs.

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

Consolidated Balance Sheets

Cash and cash equivalents: Includes cash and due from banks, interest-bearing cash balances such as those invested in money market funds, as well as other highly liquid short-term investments with an original maturity of three months or less, along with restricted cash. As of December 31, 2024 and 2023, respectively, cash and due from banks was $330 million and $410 million, interest-bearing cash balances were $3.1 billion and $2.9 billion, and short-term investments were $272 million and $250 million. Restricted cash primarily includes cash restricted for principal and interest repayments of debt issued by our consolidated VIEs, as well as other restricted amounts including cash pledged to collateralize our derivative contracts. Restricted cash is recorded in Other assets on the Consolidated Balance Sheets and totaled $35 million and $26 million as of December 31, 2024 and 2023, respectively.

Property and equipment: Furniture, equipment, buildings and leasehold improvements are carried at cost less accumulated depreciation, and depreciation is recognized on a straight-line basis. Costs incurred during construction are capitalized; depreciation begins once the asset is placed in service and is also recognized on a straight-line basis. Our furniture and equipment is depreciated over the estimated useful lives of the assets, which range from less than one year to 10 years, while leasehold improvements are depreciated over the lesser of the remaining terms of the respective leases, or the useful lives of the improvements, and range from less than one year to 20 years. Depreciation expense, including purchased software, totaled $20 million, $19 million and $19 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Costs associated with the acquisition or development of internal-use software are also capitalized and recorded in Property and equipment. Once the internal-use software is ready for its intended use, the cost is amortized on a straight-line basis over the software’s estimated useful life. As of December 31, 2024, our internal-use software has estimated useful lives ranging from one year to 10 years. As of December 31, 2024 and 2023, the net amount of unamortized capitalized internal-use software costs included in Property and equipment on the Consolidated Balance Sheets was $71 million and $78 million, respectively. Amortization expense on capitalized internal-use software costs totaled $35 million, $60 million and $68 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We review long-lived assets and asset groups for impairment whenever events or circumstances indicate their carrying amounts may not be recoverable. An impairment is recognized if the carrying amount is not recoverable and exceeds the asset or asset group’s fair value. No impairment was recognized during the years ended December 31, 2024, 2023 and 2022.

CONCENTRATIONS

We depend on a limited number of large partner relationships for a significant portion of our revenue. As of and for the year ended December 31, 2024, our five largest credit card programs (based on Total net interest and non-interest income) accounted for approximately 48% of our Total net interest and non-interest income excluding the gain on sale and 38% of our End-of-period credit card and other loans. In particular, our programs with (alphabetically) Signet Jewelers, Ulta Beauty and Victoria’s Secret & Co. and its retail affiliates, each accounted for 10% or more of our Total net interest and

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

non-interest income for the year ended December 31, 2024. A decrease in business from, or the loss of, any of our significant partners for any reason, could have a material adverse effect on our business.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Recently Adopted
Standard	Guidance	Timing and Financial Statement Impact
Investments – Equity Method and Joint Ventures: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued March 2023	Expands the election to apply the proportional amortization method of accounting to tax credit investments beyond low-income-housing tax credit investments, when certain conditions are met.	Adopted under the modified retrospective method on January 1, 2024, which resulted in an insignificant decrease to retained earnings.

Adoption did not have a significant impact on our results of operations, financial position, regulatory risk-based capital, or on our operational processes, controls and governance in support of the new guidance.
Segment Reporting: Improvements to Reportable Segment Disclosures Issued November 2023	Requires interim and annual disclosure of significant segment expense categories and amounts that are regularly provided to the CODM, as well as disclosure of the aggregate amount and description of other segment items beyond significant segment expenses.	Adopted effective with this report.

Adoption did not significantly impact our disclosures for our single reportable segment, our financial reporting, or our operational processes, controls, and governance in support of the new guidance.
Accounting Standards Recently Issued but Not Yet Adopted
Standard	Guidance	Timing and Financial Statement Impact
Income Taxes: Improvements to Income Tax Disclosures Issued December 2023	Requires greater disaggregation of rate reconciliation and income taxes paid information, as well as other changes intended to enhance the transparency and decision-usefulness of income tax disclosures.	Effective beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Early adoption is permitted, although we did not early adopt.

Adoption will require enhancements to our income tax disclosures but is not expected to have a significant impact on our financial reporting, or on our operational processes, controls and governance in support of the new guidance.
Debt – Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments Issued November 2024	Improves the relevance and consistency in application of the induced conversion guidance for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible.	Effective January 1, 2026. Early adoption is permitted, although we do not plan to early adopt.

Adoption is not expected to have a significant impact on our financial reporting as the new guidance aligns with our recent accounting for the repurchases of certain of our Convertible Senior Notes due 2028. Additionally, adoption is not expected to have a significant impact on our operational processes, controls and governance in support of the new guidance.
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses Issued November 2024	Requires disaggregated disclosure of certain income statement expenses on the face of the Consolidated Statements of Income, and further disaggregation of certain expense captions into specified categories in disclosures within the notes to the Consolidated Financial Statements.	Effective beginning with our Annual Report on Form 10-K for the year ending December 31, 2027, and effective for interim reporting periods beginning in 2028. Early adoption is permitted, although we do not plan to early adopt.

Adoption is not expected to have a significant impact on our financial reporting, or on our operational processes, controls and governance in support of the new guidance.

2. CREDIT CARD AND OTHER LOANS

Our payment and lending solutions result in the origination of Credit card and other loans, which are recorded at the time a borrower enters into a point-of-sale transaction with a merchant. Credit card loans represent revolving lines of credit and

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

have a range of terms that include credit limits, interest rates and fees, which can be revised over time based on new information about the cardholder, in accordance with applicable regulations and the governing terms and conditions. Cardholders choosing to make a payment of less than the full balance due, instead of paying in full, are subject to finance charges and are required to make monthly payments based on pre-established amounts. Other loans, which consist primarily of our pay-over-time products, which include installment loans and “split-pay” offerings, have a range of fixed terms such as interest rates, fees and repayment periods, and borrowers are required to make pre-established monthly payments over the term of the loan in accordance with the applicable terms and conditions. Credit card and other loans include principal and any related accrued interest and fees and are presented on the Consolidated Balance Sheets net of the Allowance for credit losses. We continue to accrue interest and fee income on all accounts, except in limited circumstances, until the related balance and all related interest and fees are paid or charged-off.

We generally classify our Credit card and other loans as held for investment. We sell a majority of our credit card loans originated by Comenity Bank (CB) and by Comenity Capital Bank (CCB), to certain of our master securitization trusts (the Trusts), which are consolidated VIEs, and therefore these loans are restricted for securitization investors. All new originations of Credit card and other loans are determined to be held for investment at origination because we have the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, we consider the average life and homogenous nature of our Credit card and other loans. In assessing whether our Credit card and other loans continue to be held for investment, we also consider capital levels and scheduled maturities of funding instruments used. The assertion regarding the intent and ability to hold Credit card and other loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of our direct-to-consumer (DTC or retail) deposits and other funding instruments; the demonstrated ability to replace maturing time-based deposits and other borrowings with new deposits or borrowings; and historic payment activity on Credit card and other loans. Due to the homogenous nature of our credit card loans, amounts are classified as held for investment on a brand partner portfolio basis. From time to time certain credit card loans are classified as held for sale, as determined on a brand partner portfolio basis. We carry held for sale loans at the lower of aggregate cost or fair value and continue to recognize finance charges on an accrual basis. Cash flows associated with Credit card and other loans originated or purchased for investment are classified as Cash flows from investing activities, regardless of any subsequent change in intent and ability.

The following table provides Credit card and other loans, as of December 31:

	2024	2023
(Millions)
Credit card loans	$18,586	$18,999
Other loans	310	334
Total credit card and other loans (1)(2)	18,896	19,333
Less: Allowance for credit losses	(2,241)	(2,328)
Credit card and other loans, net	$16,655	$17,005
__________________________________
(1)Includes $12.4 billion and $12.8 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of December 31, 2024 and 2023, respectively.
(2)Includes $378 million and $371 million of accrued interest and fees that have not yet been billed to cardholders as of December 31, 2024 and 2023, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Card and Other Loans Aging

The following table provides the delinquency trends of our Credit card and other loans portfolio, based on the amortized cost, as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
December 31, 2024	$369	$288	$730	$1,387	$17,105	$18,492

December 31, 2023	$422	$323	$809	$1,554	$17,373	$18,927
______________________________
(1)Other loans delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the primary difference between the amortized cost basis included in the table above and the carrying value of our Credit card and other loans relates to the exclusion of unbilled finance charges and fees from the amortized cost basis. As of December 31, 2024 and 2023, accrued interest and fees that have not yet been billed to cardholders were $378 million and $371 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due, this practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 4.1%, 2.6% and 1.4%, for the years ended December 31, 2024, 2023, and 2022 respectively. Our re-aging practices comply with regulatory guidelines.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., principal balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit card and other loans as of the same period-end. As of December 31, 2024 and 2023, our Delinquency rates were 5.9% and 6.5%, respectively.

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

expenses. Our credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Our pay-over-time products, which include installment loans and “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for credit card loans and 120 days past due for installment loans and “split-pay” offerings. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $1,027 million, $954 million and $651 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Beginning in January 2024, we revised the calculation of Average credit card and other loans to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. For the years ended December 31, 2024 and 2023, our Net principal loss rates were 8.2% and 7.5%, respectively.

Overall Credit Quality: As part of our credit risk management activities for our credit card loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders’ broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes less than 0.1% of the total credit card loans balance as of both December 31, 2024 and 2023, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of credit card loans by Vantage score as of December 31:

	Vantage
	2024			2023
	661 or Higher	601 to 660	600 or Less	661 or Higher	601 to 660	600 or Less
Credit card loans	58%	27%	15%	57%	27%	16%

As part of our credit risk management activities for our Other loans portfolio, we also assess overall credit quality by reviewing information from credit bureaus. We have historically utilized Fair Isaac Corporation (FICO) credit scores to assist in our assessment of the credit quality for our Other loans portfolio, but in early 2024 we completed a transition to Vantage scoring. The scoring scale produced by both FICO and Vantage is similar in that scores of 600 or less are considered weaker scores and as per our categorization method would have the highest credit risk. The amortized cost basis of Other loans totaled $298 million and $317 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, approximately 84% of these loans were originated with customers with scores of 661 or above, and correspondingly approximately 16% of these loans were originated with customers with scores below 661. Similarly, as of December 31, 2023, approximately 82% and 18% of these loans were originated with customers with FICO scores of 661 or above, and below 661, respectively.

Modified Credit Card Loans

Consumer Relief Programs

As part of our collections strategy, we may offer temporary and short term programs in order to improve the likelihood of collections and meet the needs of our customers. For example, as a result of hurricanes Helene and Milton in 2024 we froze delinquency progression for cardholders in Federal Emergency Management Agency identified impact zones for one billing cycle. Our modifications, for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these consumer relief programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our consumer relief programs to

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

determine if they represent a more than insignificant delay in payment granted to borrowers experiencing financial difficulty, in which case they would then be considered a Loan Modification. Loans in these short term programs that are determined to be Loan Modifications, will be included as such in the disclosure below.

Credit Card Loans – Modifications for Borrowers Experiencing Financial Difficulty (Loan Modifications)

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

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The following table provides information relating to credit card loans to borrowers experiencing financial difficulty that were granted a concession under a Loan Modification program during the years ended December 31:

	2024			2023
	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)
(Millions, except percentages)
Credit card loans	$303	1.7%	22.0%	$269	1.4%	19.2%
__________________________________
(1)Represents the outstanding balances as of December 31, 2024 and 2023, respectively, of all Loan Modifications undertaken in the past twelve months, for credit card loans that remain in modification programs on December 31, 2024 and 2023, respectively. The outstanding balances include principal, accrued interest and fees.

Interest income on these impaired credit card loans is accounted for in the same manner as non-impaired credit card loans, and cash collections are allocated according to the same payment hierarchy methodology applied for credit card loans not in Loan Modification programs.

The following table provides the performance of our credit card loans that were modified within the 12 months prior to the dates presented and remain in a Loan Modification program as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications – Credit Card Loans
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
December 31, 2024	$21	$18	$22	$61	$242	$303

December 31, 2023	$17	$16	$22	$55	$214	$269

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates for the years ended December 31; the probability of default is factored into the Allowance for credit losses:

	2024		2023
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	15,663	$29	14,196	$23

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

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and across our credit card loan portfolio, by monitoring the size and maturity of our loan portfolio and applying consistent risk-based underwriting standards reflective of current and anticipated macroeconomic conditions. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $103 billion and $113 billion as of December 31, 2024 and 2023, respectively. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of December 31, 2024 and 2023, there were no credit card loans held for sale.

In late April 2024 we sold a credit card loan portfolio for cash consideration of $102 million. We recognized a gain on sale in April 2024 that was subsequently adjusted during the second half of 2024 to recognize an incremental amount due to us under the purchase and sale agreement.

We previously announced the non-renewal of our contract with BJ’s Wholesale Club (BJ’s) and the sale of the BJ’s portfolio, which closed in late February 2023, for a total purchase price of $2.5 billion on a loan portfolio of $2.3 billion, resulting in a $230 million Gain on portfolio sale.

Portfolio Acquisitions

In August 2024, we acquired a credit card loan portfolio for cash consideration of $378 million.

In October 2023, we acquired a credit card loan portfolio for cash consideration of $388 million.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Other Loans

We measure our Allowance for credit losses on Other loans, consisting primarily of our installment loans and “split-pay” offerings, using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of December 31, 2024 and 2023, the Allowance for credit losses on Other loans was $30 million and $32 million, respectively.

Allowance for Credit Losses Rollforward

The following table provides our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on Other loans is insignificant and therefore has been included in the table below for the periods presented:

	2024	2023	2022
(Millions)
Beginning balance	$2,328	$2,464	$1,832

Provision for credit losses (1)	1,397	1,229	1,594
Change in the estimate for uncollectible unpaid interest and fees	5	10	10
Net principal losses (2)	(1,489)	(1,375)	(972)
Ending balance	$2,241	$2,328	$2,464
______________________________
(1)Provision for credit losses includes a build/release for the Allowance for credit losses, as well as replenishment of Net principal losses.
(2)Net principal losses are presented net of recoveries of $367 million, $332 million and $187 million for the years ended December 31, 2024, 2023 and 2022, respectively. Net principal losses for the years ended December 31, 2023 and 2022 include an adjustment of $10 million and $5 million, respectively, related to the effects of the purchase of previously written-off accounts that were sold to a third-party debt collection agency; no such adjustment was made in the current period.

For the year ended December 31, 2024, the factors that influenced the decrease in the Allowance for credit losses are lower Credit card and other loans, as well as a modest decrease in the reserve rate over the period. Overall, our reserve rate is nominally lower, 11.9% as of December 31, 2024 compared with 12.0% as of December 31, 2023, reflecting conservative weightings on the economic scenarios in our credit reserve modeling given the wide range of potential 2025

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

macroeconomic outcomes, which we intend to maintain until we see sustained improvement in delinquencies and an improved macroeconomic outlook.

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

Under the Indentures of each Trust and their Indenture Supplements, we are required to maintain minimum interests in our Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the years ended December 31, 2024, 2023 and 2022, no such triggering events occurred.

The following tables provide the total securitized credit card loans, and related delinquencies, and net principal losses of securitized credit card loans for the periods presented:

	December 31, 2024	December 31, 2023
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$12,408	$12,844
Of which: principal amount of credit card loans 91 days or more past due	$305	$323

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
(Millions)
Net principal losses of securitized credit card loans	$852	$801	$554

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The following table provides a summary of our Investments as of December 31:

	2024	2023
(Millions)
Investment securities
Available-for-sale debt securities	$170	$171
Equity securities	47	46
Total investment securities	217	217
Equity method and other investments	49	36
Total Investments	$266	$253

For AFS debt securities in an unrealized loss position, any estimated credit losses are recognized in the Consolidated Statements of Income by establishing or adjusting an existing Allowance for credit losses for such losses. We typically invest in highly-rated securities with low probabilities of default; therefore, we did not have an Allowance for credit losses as of either December 31, 2024 or 2023, and did not recognize any credit losses for the periods presented. Any unrealized gains, or any portion of an AFS debt security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. Realized gains and losses are recorded in Other non-interest expenses in the Consolidated Statements of Income upon disposition of the AFS debt security, using the specific identification method. Gains and losses on investments in equity securities and CRA-related equity method investments are recorded in Other non-interest expenses in the Consolidated Statements of Income.

The table below provides unrealized gains and losses on AFS debt securities as of December 31:

	2024				2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$195	$—	$(25)	$170	$192	$—	$(21)	$171
Total	$195	$—	$(25)	$170	$192	$—	$(21)	$171

The following tables provide information about AFS debt securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	2024
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$27	$—	$140	$(25)	$167	$(25)
Total	$27	$—	$140	$(25)	$167	$(25)

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	2023
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$23	$—	$141	$(21)	$164	$(21)
Total	$23	$—	$141	$(21)	$164	$(21)

As of December 31, 2024, our AFS debt securities included mortgage-backed securities, which do not have a single maturity date, with an amortized cost and estimated fair value of $167 million and $145 million, respectively, and municipal bonds, all of which have a maturity date greater than ten years, with an amortized cost and estimated fair value of $28 million and $25 million, respectively.

There were no realized gains or losses from the sale of any investment securities for the years ended December 31, 2024, 2023 and 2022.

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

The quantitative test compares the fair value of our reporting unit with its current carrying amount, including goodwill. When measuring the fair value we use widely accepted valuation techniques, leveraging a combination of the income approach based on discounted cash flows and the market approach based on valuation multiples. The key assumptions used to determine the fair value are primarily unobservable inputs (i.e., Level 3 inputs as defined under GAAP) including internally developed forecasts to estimate future cash flows, growth rates and discount rates, as well as market valuation multiples (for the market approach). Estimated cash flows are based on internal forecasts grounded in historical performance and future expectations. To discount the estimated cash flows, we use the expected cost of equity taking into account a combination of industry and Company-specific factors we believe a third-party market participant would incorporate. We believe the discount rate applied appropriately reflects the risks and uncertainties in the financial markets generally and specifically in our internally developed forecasts. When using valuation multiples under the market approach, we apply comparable publicly traded companies’ multiples (e.g., price to tangible book value or return on tangible equity) to our reporting unit’s operating results. For the years ended December 31, 2024 and 2023, we performed a quantitative assessment in connection with our annual goodwill impairment evaluation and concluded that the fair value of our reporting unit was in excess of its carrying value. For the year ended December 31, 2022, we performed a qualitative assessment and determined that it was more likely than not that the fair value of our reporting unit exceeded its carrying value.

Goodwill was $634 million as of December 31, 2024, 2023 and 2022. No goodwill impairment was recognized during any of those years, and there were no accumulated goodwill impairment losses as of December 31, 2024.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Intangible assets consisted of the following as of December 31:

	2024
	Gross Assets	Accumulated Amortization	Net	Useful Life
(Millions)
Definite-Lived Assets
Premium on purchased credit card loan portfolios	$221	$(113)	$108	3-13 years
Non-compete agreements	2	(2)	—	5 years
	223	(115)	108
Indefinite-Lived Assets
Tradename	4	—	4	Indefinite life
Total intangible assets	$227	$(115)	$112

	2023
	Gross Assets	Accumulated Amortization	Net	Useful Life
(Millions)
Definite-Lived Assets
Premium on purchased credit card loan portfolios	$231	$(108)	$123	5-13 years
Non-compete agreements	2	(1)	1	5 years
	$233	$(109)	$124
Indefinite-Lived Assets
Tradename	4	—	4	Indefinite life
Total intangible assets	$237	$(109)	$128

Amortization expense related to intangible assets was approximately $35 million, $37 million and $26 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows for the years ending December 31:

(Millions)
2025	30
2026	29
2027	24
2028	7
2029	7
Thereafter	11
108

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. OTHER ASSETS

The following provides a summary of Other assets as of December 31:

	2024	2023
(Millions)
Deferred tax asset, net	$708	$629
Deferred contract costs (1)	228	285
Accounts receivable, net (2)	145	144
Right-of-use assets – operating leases	87	98
Restricted cash (3)	35	26
Other (4)	200	182
Total other assets	$1,403	$1,364
______________________________
(1)See Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” for discussion of impairment of certain deferred contract costs.
(2)Primarily related to federal, state and foreign income tax receivables (including a tax-related receivable in the amount of approximately $50 million, net, which we are entitled to receive through LVI), and amounts receivable from various brand partners.
(3)Restricted cash primarily includes cash restricted for principal and interest repayments of debt issued by our consolidated VIEs, as well as other restricted amounts including cash pledged to collateralize our derivative contracts.
(4)Primarily comprised of prepaid expenses and non-income-based tax receivables.

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

As of December 31, 2024 and 2023, the weighted average discount rate applied was 7.0% and 6.9%, respectively. As of December 31, 2024, our leases have remaining lease terms ranging from one year, to up to 14 years, some of which may include renewal options; the weighted average remaining lease term was 7.5 years and 8.4 years as of December 31, 2024 and 2023, respectively. Leases with an initial term of 12 months or less are not recognized on the Consolidated Balance Sheets; lease expense for these leases is recognized on a straight-line basis over the lease terms.

As with other long-lived assets, right-of-use assets are reviewed for impairment whenever events and circumstances indicate their carrying amounts may not be recoverable.

Total lease expense for the years ended December 31, 2024, 2023 and 2022 was $14 million, $25 million, and $13 million, respectively, including variable lease costs and sublease income, which were insignificant.

Supplemental lease-related cash flow information was as follows for the years ended December 31:

	2024	2023	2022
(Millions)
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows	$29	$27	$23
Right-of-use assets obtained in exchange for operating leases – non-cash	$9	$37	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Future maturities of our operating lease liabilities, by year, were as follows as of December 31, 2024:

(Millions)
2025	$24
2026	24
2027	22
2028	20
2029	19
Thereafter	61
Total undiscounted lease liabilities	170
Less: Amount representing interest	(42)
Total present value of minimum lease payments	$128

9. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of December 31:

	2024	2023
(Millions)
Interest-bearing	$13,055	$13,594
Non-interest-bearing (including cardholder credit balances)	27	26
Total deposits	$13,082	$13,620

Deposits by deposit type were as follows as of December 31:

	2024	2023
(Millions)
Savings accounts
Direct-to-consumer (retail)	$3,226	$2,863
Wholesale	3,601	3,734
Certificates of deposit
Direct-to-consumer (retail)	4,461	3,591
Wholesale	1,767	3,406
Cardholder credit balances	27	26
Total deposits	$13,082	$13,620

The scheduled maturities of certificates of deposit were as follows as of December 31, 2024:

(Millions)
2025 (1)	$4,769
2026	581
2027	660
2028	187
2029	31
Thereafter	—
Total certificates of deposit	$6,228
______________________________
(1)The 2025 balance includes $3 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2024 and 2023, deposits that exceeded applicable Federal Deposit Insurance Corporation (FDIC) insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $574 million (4% of Total deposits) and $509 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

10. BORROWINGS OF LONG-TERM AND OTHER DEBT

Long-term and other debt consisted of the following as of December 31:

Description	2024	2023	Contractual Maturities	Interest Rates
(Millions, except percentages)
Long-term and other debt:
Revolving line of credit	$—	$—	October 2028	(1)
Senior notes due 2026	100	500	January 2026	7.00%
Convertible senior notes due 2028	10	316	June 2028	4.25%
Senior notes due 2029	900	600	March 2029	9.75%
Subtotal	1,010	1,416
Less: Unamortized debt issuance costs	11	22
Total long-term and other debt	$999	$1,394

Debt issued by consolidated VIEs:
Fixed rate asset-backed term note securities	$1,350	$350	Various – May 2026 to Jul. 2027	4.62% to 5.47%
Conduit asset-backed securities	3,213	3,550	Various – Feb. 2025 to Oct. 2025	(2)
Subtotal	4,563	3,900
Less: Unamortized debt issuance costs	5	2
Total debt issued by consolidated VIEs	$4,558	$3,898

Total borrowings of long-term and other debt	$5,557	$5,292
______________________________
(1)The interest rate is based upon the Secured Overnight Financing Rate (SOFR) plus an applicable margin.
(2)The interest rate is based upon SOFR, or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. As of December 31, 2024, the interest rates ranged from 5.48% to 5.60% with a weighted average rate of 5.54%. As of December 31, 2023, the interest rates ranged from 6.36% to 6.59% with a weighted average rate of 6.48%.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of December 31, 2024, we were in compliance with all such covenants.

Long-term and Other Debt

Throughout 2024, we engaged in a number of financing-related transactions, including offering additional 9.750% Senior Notes due 2029, reducing our Parent Company debt, amending our Revolving Credit Facility to extend the maturity date, entering into separate privately negotiated repurchase agreements with a limited number of holders of our 4.25% Convertible Senior Notes Due 2028, and offering asset-backed term notes through one of our securitization trusts. Each of these transactions, as well as other matters relating to our liquidity and capital resources during the year, are described in more detail below.

Credit Agreement

In June 2023, we entered into our credit agreement with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility). In October 2024, we amended our Revolving Credit Facility to extend the maturity date to October 2028, as well as to delete the provisions relating to our prior term loan facility (which was repaid in full and terminated in December

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2023) and make certain other amendments. As of December 31, 2024, our Revolving Credit Facility was undrawn and all $700 million remained available for future borrowings under the Revolving Credit Facility.

Senior Notes Due 2026, 2028 and 2029

The Senior Notes set forth below are each governed by their respective indenture that include usual and customary negative covenants and events of default. These Senior Notes are unsecured and are guaranteed on a senior unsecured basis by certain of our existing and future domestic restricted subsidiaries that incur or in any other manner become liable for any debt under our domestic credit facilities, including the Revolving Credit Facility.

7.000% Senior Notes due 2026

In September 2020, we issued and sold $500 million aggregate principal amount of 7.000% Senior Notes due January 15, 2026 (the Senior Notes due 2026). The Senior Notes due 2026 accrue interest on the outstanding principal amount at the rate of 7.000% per annum from September 22, 2020, payable semi-annually in arrears, on March 15 and September 15 of each year, beginning on March 15, 2021. The Senior Notes due 2026 will mature on January 15, 2026, subject to earlier repurchase or redemption. In January 2024, we redeemed $400 million in aggregate principal amount of the Senior Notes due 2026 with the net proceeds from the January 2024 offering of Senior Notes due 2029, together with $100 million of cash on hand. See “—9.750% Senior Notes due 2029” below. Further, in January 2025, with cash on hand we redeemed the remaining $100 million in aggregate principal amount of our Senior Notes due 2026.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In August 2024 we entered into separate, privately-negotiated repurchase agreements with a limited number of Convertible Note holders to repurchase $238 million aggregate principal amount of outstanding Convertible Notes (the August Repurchases). Subsequently, in September and November of 2024, certain holders of Convertible Notes separately approached us to repurchase Convertible Notes, and we entered into additional separate, privately-negotiated repurchase agreements with such holders of Convertible Notes, repurchasing $68 million aggregate principal amount of outstanding Convertible Notes (the Subsequent Repurchases and, together with the August Repurchases, the Repurchases). The final aggregate purchase price, or settlement value, for the Repurchases was $486 million, which was funded with cash on hand. In connection with the Repurchases, we recognized a $107 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as an $88 million reduction in Additional paid-in capital (APIC) related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact.

Prior to the repurchases of Convertible Notes described above, the embedded conversion feature within the Convertible Notes was both, considered indexed to the Company’s own equity, and met the equity classification conditions; therefore it did not require accounting as a derivative under GAAP. Upon entering into the repurchase agreements that themselves required cash settlement of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes, the embedded conversion feature for those particular Convertible Notes no longer met the equity classification conditions; therefore requiring bifurcation and derivative accounting. Of the total $107 million recognized in Other non-interest expenses, $53 million represented the mark-to-market on the embedded conversion features over the measurement period from the date the repurchase agreements were executed until settlement thereof. These fair value adjustments were determined using the daily volume-weighted average price per share of Parent Company’s common stock over the measurement period. As all of the repurchases were negotiated and settled during the second half of 2024, there were no embedded conversion features requiring bifurcation and derivative accounting as of December 31, 2024.

Following the settlement of these repurchases, $10 million of Convertible Notes remained outstanding as of December 31, 2024. For these Convertible Notes, the embedded conversion feature is both, considered indexed to the Company’s own equity, and meets the equity classification conditions; therefore not requiring derivative accounting. We may, from time to time, seek to retire or repurchase our remaining outstanding Convertible Notes through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise.

During the fourth quarter of 2024, the Convertible Notes became convertible at the option of the holders (and the Convertible Notes have remained convertible during the first quarter of 2025) due to the last reported sales price per share of Parent Company’s common stock having exceeded 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding quarter (i.e., the quarters ended September 30, 2024 and December 31, 2024) (the Common Stock Sale Price Condition). The Common Stock Sale Price Condition is remeasured each quarter, so the Convertible Notes may continue or cease to be convertible in future quarters depending on the performance of our stock price. Upon any such conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock (at our election), in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. As of the date of this report, we have not received any conversion requests.

All of the Capped Call transactions continue to remain outstanding, notwithstanding the repurchases noted above. Although we do not trade or speculate in derivatives, we may seek to opportunistically terminate the Capped Call transactions (in full or in part from time to time) or leave the Capped Call transactions outstanding, possibly until maturity, in any such case with the objective of optimizing the shareholder value we receive under these transactions.

9.750% Senior Notes due 2029

In January 2024, we issued and sold an additional $300 million aggregate principal amount of 9.750% Senior Notes due 2029 (Senior Notes due 2029) at an issue price of 101.00% of principal plus accrued interest from December 22, 2023. The Senior Notes due 2029 issued in January 2024 were issued as additional notes under the same indenture pursuant to which the initial $600 million of Senior Notes due 2029 were issued in December 2023. The Senior Notes due 2029 that were issued in both December 2023 and January 2024 constitute a single series of notes and have the same terms, other than the issue date and issue price. The Senior Notes due 2029 accrue interest on the outstanding principal amount at the rate of

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9.750% per annum from December 22, 2023, payable semi-annually in arrears, on March 15 and September 15 of each year, beginning on March 15, 2024. The Senior Notes due 2029 will mature on March 15, 2029, unless subject to earlier repurchase or redemption. We used the proceeds of the January 2024 offering of Senior Notes due 2029, together with $100 million of cash on hand, to fund the redemption of $400 million in aggregate principal amount of our outstanding 7.000% Senior Notes due 2026.

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

The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:

(Millions)	December 31, 2023		Commitment	December 31, 2024
Conduit Facilities	Capacity	Drawn (6)	Change	Capacity	Drawn (6)	Maturity Date (7)
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$2,015	$—	$2,650	$1,955	October 2025
WFNMT 2009-VFC1 (2)	275	260	(275)	—	141	—
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	1,025	—	2,250	867	February 2025
CCAST 2023-VFN1 (4)	250	250	—	250	250	September 2025
CCAST 2024-VFN1 (5)	—	—	200	200	—	February 2025
Total	$5,425	$3,550	$(75)	$5,350	$3,213
______________________________
(1)2009-VFN Conduit issued under World Financial Network Credit Card Master Note Trust (WFNMNT).
(2)2009-VFC1 Conduit issued under World Financial Network Credit Card Master Trust III (WFNMT). In October 2024, the revolving period of the 2009-VFC1 Conduit expired and the Conduit Facility entered controlled amortization, meaning the period in which principal collections are accumulated to pay down the outstanding principal amount of the notes issued under the Conduit Facility.
(3)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT). In February 2025, the 2009-VFN Conduit commitment will be reduced by $250 million to $2 billion, and the Maturity Date will be extended to February 2026.
(4)2023-VFN1 Conduit issued under Comenity Capital Asset Securitization Trust (CCAST).
(5)2024-VFN1 Conduit issued under CCAST. In February 2025, the 2024-VFN1 Conduit will be retired pursuant to the terms of a termination, consent and waiver agreement.
(6)Amounts drawn do not include $1.1 billion and $1.2 billion of debt issued by the Trusts as of December 31, 2024 and 2023, respectively, which were not sold, but were retained by us as a credit enhancement and therefore have been eliminated from the Total.
(7)Maturity Date with respect to conduit borrowings means the date on which the revolving period for the applicable Conduit Facility expires. The revolving period may be extended or renewed (unless an early amortization event occurs prior to the Maturity Date). Absent the extension or renewal of the revolving period, the Conduit Facility shall enter controlled amortization on the Maturity Date and may no longer be drawn upon.

Fixed Rate Asset-Backed Term Notes

In May 2024, WFNMNT issued $570 million of Series 2024-A public term asset-backed notes, which mature in April 2027. The offering consisted of $500 million of Class A notes with a fixed interest rate of 5.47% per year, $44 million of zero coupon Class M notes, and $26 million of zero coupon Class B notes. The Class M and B notes were retained by us

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

and eliminated from the Consolidated Balance Sheet. In addition, in August 2024 WFNMNT issued $500 million of Series 2024-B public term asset-backed notes, which mature in July 2027. The offering consisted of $500 million of Class A notes with a fixed interest rate of 4.62% per year.

Maturities

The future principal payments for our Long-term and other debt are as follows, as of December 31, 2024:

Year	Long-Term and Other Debt	Debt Issued by Consolidated VIEs	Total
(Millions)
2025	$—	$3,213	$3,213
2026	100	350	450
2027	—	1,000	1,000
2028	10	—	10
2029	900	—	900
Thereafter	—	—	—
Total maturities	1,010	4,563	5,573
Unamortized debt issuance costs	(11)	(5)	(16)
	$999	$4,558	$5,557

11. OTHER LIABILITIES

The following provides a summary of Other liabilities as of December 31:

	2024	2023
(Millions)
Accounts payable and other brand partner liabilities	$326	$422
Accrued liabilities (1)	295	273
Long-term tax reserves	250	286
Operating lease liabilities	128	148
Other (2)	202	182
Total other liabilities	$1,201	$1,311
______________________________
(1)Primarily related to accrued payroll and benefits, marketing, taxes and professional services expenses.
(2)Primarily comprised of cardholder rewards liabilities and long-term unearned revenue.

12. DERIVATIVES AND HEDGING ACTIVITIES

From time to time, we use derivative financial instruments to manage our exposure to various financial risks; we do not trade or speculate in derivatives. Subject to the criteria set forth in GAAP, we will either designate our derivatives in qualifying hedging relationships, or as economic hedges should the criteria in GAAP not be met. All derivatives that we enter into are recognized at fair value in our Consolidated Balance Sheets, where our derivative receivables are included in Other assets and our derivative payables are included in Other liabilities. As permitted by GAAP, when a legally enforceable master netting agreement exists between us and the derivative counterparty, we present derivative receivables and derivative payables with the same counterparty on a net basis in the Consolidated Balance Sheets, including any related cash collateral receivables and payables.

Risk Management Objectives of Using Derivatives

We enter into derivative transactions to support our overall risk management activities. Our primary risks stem from the impact on our earnings and economic value of equity due to changes in interest rates, and to a lesser extent, changes in foreign exchange rates. Beginning in October 2024, we manage our interest rate sensitivity in part by changing the duration

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

and re-pricing characteristics of a portion of our variable rate credit card loan portfolio by using interest rate swaps. We also use foreign currency forwards to limit our earnings and capital exposures to foreign exchange risk by hedging our limited exposures denominated in foreign currencies, in particular, Canadian dollars. We designate our interest rate swaps as qualifying accounting cash flow hedges, and account for our foreign currency forwards as economic hedges (as the criteria under GAAP for designation have not been met).

See below for additional information on our use of derivatives and how we account for them:

•Cash flow hedges: We designate derivatives as cash flow hedges when they are used to manage our exposure to variability in cash flows attributable to changes in contractually specified interest rates on our variable-rate credit card loans.

Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of Accumulated other comprehensive loss. Those amounts are reclassified into our Consolidated Statements of Income in the same period during which the hedged forecasted interest accruals impact earnings, and are presented in the same line item as the earnings effect of the hedged items (i.e., Interest and fees on loans).

Specifically, we entered into receive-fixed, pay-floating interest rate swaps to modify the interest rate characteristics of designated credit card loans from a floating rate to a fixed rate in order to reduce the impact of changes in forecasted future cash flows due to fluctuations in market interest rates. As of December 31, 2024, we had outstanding interest rate swaps with a total notional amount of $1.5 billion and the maximum period over which forecasted interest accruals were hedged with these interest rate swaps was approximately 1.8 years. The impacts of our cash flow hedges were insignificant to the Consolidated Financial Statements for the periods presented on both a gross basis and, where applicable, a net basis.

Additionally, within the next 12 months, we expect to reclassify an insignificant loss recognized in Accumulated other comprehensive loss as of December 31, 2024 into our Consolidated Statements of Income. The actual amount reclassified into earnings may vary due to market conditions and adjustments made as part of our ongoing risk management strategy.

•Economic hedges: Our economic hedges use derivatives to hedge the risk of changes in foreign currency exchange rates. Changes in the fair value of derivatives used in economic hedges are recognized in Other non-interest expense in our Consolidated Statements of Income.

As of December 31, 2024 and 2023, we had outstanding foreign currency forwards with a total notional amount of $73 million and $79 million, respectively. The impacts of our economic hedges were insignificant to the Consolidated Financial Statements for the periods presented.

The notional amounts disclosed above are not exchanged on our derivatives. While these notional amounts provide an indication of the volume of our derivative activity, they significantly exceed, in our view, the possible losses that could arise from the associated transactions.

13. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the years ended December 31:

	2024	2023	2022
(Millions)
Payment protection products	$120	$132	$154
Loss from equity method investment	—	(6)	(44)
Other	24	2	4
Total other non-interest income	$144	$128	$114

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides the components of Other non-interest expenses for the years ended December 31:

	2024	2023	2022
(Millions)
Professional services and regulatory fees	$112	$128	$142
Repurchased Convertible Notes	107	—	—
Occupancy expense	22	22	23
Other (1)	59	69	62
Total other non-interest expense	$300	$219	$227
______________________________
(1)Primarily related to costs associated with various other individually insignificant operating activities.

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

We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the years ended December 31, 2024 and 2023, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

The following table summarizes the carrying values and fair values of our financial assets and financial liabilities as of December 31:

	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$16,655	$19,011	$17,005	$19,802
Investment securities	217	217	217	217
Financial liabilities
Deposits	13,082	13,087	13,620	13,583
Debt issued by consolidated VIEs	4,558	4,572	3,898	3,900
Long-term and other debt	999	1,085	1,394	1,457

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Derivative assets and liabilities: We use derivatives to manage our interest rate and foreign currency risk exposures. When quoted market prices are available and used to value our derivatives, we classify them as Level 1. However, the majority of our derivatives do not have readily available quoted market prices. Therefore, we value most of our derivatives using vendor-based models. We primarily rely on market observable inputs for these models, including, for example, interest rate yield curves and currency rates. These inputs can vary depending on the type of derivatives and nature of the underlying rate, price or index upon which the value of the derivative is based. We typically classify derivatives as Level 2 as significant inputs can be observed in a liquid market and the model itself does not require significant judgment. Our derivatives are included in Other assets or Other liabilities on the Consolidated Balance Sheets. The fair value impacts of our derivative assets and liabilities were insignificant to the Consolidated Financial Statements for the periods presented on both a gross basis and, where applicable, a net basis.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize our financial instruments measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs, as of December 31:

	2024
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$217	$47	$170	$—
Total assets measured at fair value	$217	$47	$170	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	2023
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$217	$46	$171	$—
Total assets measured at fair value	$217	$46	$171	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including equity method investments, property and equipment, right-of-use assets, deferred contract costs, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. We did not have any impairments for the year ended December 31, 2024. For the year ended December 31, 2022, we wrote off $44 million of our equity method investment in LVI, with the remaining $6 million of our investment written off during the year ended December 31, 2023.

Financial Instruments Disclosed but Not Carried at Fair Value

The fair values of financial instruments that are measured at amortized cost are estimates, and require management’s judgment; therefore, these fair value estimates may not be indicative of future fair values, nor can our fair value be estimated by aggregating all of the amounts presented. The following tables summarize our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31:

	2024
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$19,011	$—	$—	$19,011
Total	$19,011	$—	$—	$19,011

Financial liabilities
Deposits	$13,087	$—	$13,087	$—
Debt issued by consolidated VIEs	4,572	—	4,572	—
Long-term and other debt	1,085	—	1,085	—
Total	$18,744	$—	$18,744	$—

	2023
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$19,802	$—	$—	$19,802
Total	$19,802	$—	$—	$19,802

Financial liabilities
Deposits	$13,583	$—	$13,583	$—
Debt issued by consolidated VIEs	3,900	—	3,900	—
Long-term and other debt	1,457	—	1,457	—
Total	$18,940	$—	$18,940	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15. REGULATORY MATTERS AND CAPITAL ADEQUACY

Regulatory Matters

Our business is subject to extensive federal and state laws and regulations, as well as related regulation and supervision, including by the FDIC, CFPB and other federal and state authorities. Pending and future laws and regulations (federal and state) may adversely impact our business. Without limiting the foregoing, CB is subject to various regulatory capital requirements administered by the State of Delaware and the FDIC. CCB is also subject to various regulatory capital requirements administered by the State of Utah and the FDIC. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of December 31, 2024 and 2023, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2024 the actual capital ratios and minimum ratios for each Bank, as well as Bread Financial, are as follows:

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	12.4%	4.5%	6.5%
Tier 1 capital ratio (2)	12.4	6.0	8.0
Total risk-based capital ratio (3)	13.8	8.0	10.0
Tier 1 leverage capital ratio (4)	11.5	4.0	5.0
Total risk-weighted assets (5)	$19,928

Comenity Bank
Common equity tier 1 capital ratio (1)	16.5%	4.5%	6.5%
Tier 1 capital ratio (2)	16.5	6.0	8.0
Total risk-based capital ratio (3)	17.9	8.0	10.0
Tier 1 leverage capital ratio (4)	15.3	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	15.4%	4.5%	6.5%
Tier 1 capital ratio (2)	15.4	6.0	8.0
Total risk-based capital ratio (3)	16.7	8.0	10.0
Tier 1 leverage capital ratio (4)	14.3	4.0	5.0
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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Servicer continues to take significant steps to strengthen the organization’s IT governance and address the other issues identified in the consent order, working diligently to ensure that all requirements of the consent order are satisfied. Without limiting the generality of the foregoing, the Servicer has taken steps to address each provision within the consent order and continues to comply with each ongoing requirement. The Servicer is committed to complying with the longer-term requirements of the consent order, including the enhancement of its compliance management processes and related corporate governance, compliance with the applicable system conversion requirements, and enhanced risk management and reporting. The Servicer has submitted nearly all of the required deliverables under the consent order to the FDIC for its review and consideration. The Board of Directors of each of the Banks continue to oversee the Servicer’s compliance with the requirements of the consent order and provide effective challenge to the Servicer’s management toward that end.

On August 22, 2024, each Bank entered into an agreement with the FDIC to pay civil money penalties (CMPs) of $1 million per Bank. The CMPs, which have been paid in full, arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and were related to disruptions to the Banks’ customer reward programs and automatic payments following the transition. These issues were self-identified and remediated timely, and the Banks provided full cooperation with the regulators throughout their examination. The Banks’ agreements to pay the CMPs did not require admission of wrongdoing, and there are no operational limitations on the Banks or our business associated with the CMPs.

16. COMMITMENTS AND CONTINGENCIES

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

We and certain current and former members of our management team have also been named as defendants in other litigation matters relating to the LVI spinoff. LoyaltyOne, Co. (the LVI subsidiary that operated its Canadian AIR MILES business) filed suit against us and our general counsel in the Ontario Superior Court of Justice in Canada on October 18, 2023, in an action captioned LoyaltyOne, Co. v. Bread Financial Holdings, Inc. et al. The lawsuit asserts that our general counsel, in his capacity as a pre-spinoff director of LoyaltyOne, Co., breached various fiduciary duties owed to LoyaltyOne, Co. in connection with the LVI spinoff and certain other transactions, and that Bread Financial assisted in and benefited from those breaches. The lawsuit seeks damages in the amount of $775 million. LoyaltyOne, Co. is also contesting our entitlement to certain potential tax refunds under the tax matters agreement, in proceedings pursuant to the Canadian Companies’ Creditors Arrangement Act in the Commercial List of the Ontario Superior Court of Justice, captioned In re Matter of a Plan of Compromise or Arrangement of LoyaltyOne, Co., Case No. CV-23-00696017-00CL (the Tax Matters Dispute). In July 2024, the judge presiding over the Tax Matters Dispute issued an order in our favor, and

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

LoyaltyOne, Co. has filed a motion for leave to appeal that order, which is pending with Court of Appeal for Ontario as of the date of this report. Finally, on April 27, 2023, we and certain current and former members of our management team were named as defendants in a putative federal securities class action filed in the United States District Court for the Southern District of Ohio, captioned Newtyn Partners, LP v. Alliance Data Systems n/k/a Bread Financial Holdings, Inc., Case No. 23-cv-1451-EAS (S.D. Ohio), concerning disclosures made about LVI’s business prior to the spinoff. The lead plaintiff in this matter filed an amended complaint on March 21, 2024 and is seeking, among other things, a class action designation and an award of damages in an amount to be proven at trial, plus fees and expenses.

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

17. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

In March 2015, our Board of Directors adopted the 2015 Employee Stock Purchase Plan (the 2015 ESPP), which was subsequently approved by our stockholders on June 3, 2015. The 2015 ESPP became effective July 1, 2015 with no definitive expiration date; however, our Board of Directors may at any time and for any reason terminate or amend the 2015 ESPP. No employee may purchase more than $25,000 worth of stock under the 2015 ESPP in any calendar year, and no employee may purchase stock under the 2015 ESPP if such purchase would cause the employee to own more than 5% of the voting rights or value of our common stock. The 2015 ESPP provides for six-month offering periods, commencing on the first trading day of the first and third calendar quarter of each year and ending on the last trading day of each subsequent calendar quarter. The purchase price of the common stock upon exercise is 85% of the fair market value of shares on the applicable purchase date as determined by averaging the high and low trading prices of the last trading day of each six-month period as defined above. An employee elects to participate and have contributions deducted through payroll deductions. The 2015 ESPP also provides for the issuance of any remaining shares available for issuance under our 2005 Employee Stock Purchase Plan, which were 441,327 shares as of June 30, 2015. The 2015 ESPP reserved an additional 1,000,000 shares of our common stock for issuance under the 2015 Plan, bringing the maximum number of shares reserved for issuance under the 2015 ESPP to 1,441,327 shares, subject to adjustment as provided in the 2015 ESPP.

During the year ended December 31, 2024, we issued 107,590 shares of common stock under the 2015 ESPP at a weighted-average issue price of $43.69. Since the 2015 ESPP became effective on July 1, 2015, 920,999 shares of common stock have been issued, with 520,328 shares therefore available for issuance.

401(k) Retirement Savings Plan

The Bread Financial 401(k) Plan (the Plan), as amended, is a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Plan is an IRS-approved safe harbor plan design that eliminates the need for most discrimination testing. Eligible employees can participate in the Plan immediately upon joining BFH and begin receiving Company matching contributions and safe-harbor non-elective contributions. The Plan covers U.S. employees of BFH who are at least 18 years old, employees of one of our wholly-owned subsidiaries and any other subsidiary or affiliated organization that adopts the Plan; employees of BFH and all of its U.S. subsidiaries are currently covered.

The Plan permits eligible employees to make Roth elective deferrals, which are included in the employee’s taxable income at the time of contribution, but not when distributed. Regular, or Non-Roth elective deferrals made by employees, together with our contributions to the Plan, and income earned on these contributions, are not taxable until withdrawn from the Plan.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In 2023, we expanded our contributions to the Plan with an automatic annual deposit for eligible employees. We now automatically deposit three percent of an employee’s eligible annual pay in their 401(k) account on an annual basis, regardless of their contributions. In addition, we match an employee’s contribution fifty cents-per-dollar, up to six percent of the employee’s eligible annual compensation. For the years ended December 31, 2024, 2023 and 2022, our matching contributions were $29 million, $30 million and $17 million, respectively.

Participants in the Plan can direct their contributions and our matching contribution to numerous investment options, including our common stock. On July 20, 2001, we registered 1,500,000 shares of our common stock for issuance in accordance with the Plan pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2024, 143,633 of such shares remain available for issuance.

Executive Deferred Compensation Plan

We also maintain an Executive Deferred Compensation Plan (EDCP). The EDCP permits a defined group of management and highly compensated employees to defer on a pre-tax basis a portion of their base salary and incentive compensation (as defined in the EDCP) payable for services rendered. Deferrals under the EDCP are unfunded and subject to the claims of our creditors. Each participant in the EDCP is 100% vested in their account, and account balances accrue interest at a rate established and adjusted periodically by the Compensation & Human Capital committee of our Board of Directors. As of December 31, 2024 and 2023, our outstanding liability related to the EDCP, which was included in Other liabilities on the Consolidated Balance Sheets, was $25 million and $24 million, respectively.

18. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of Accumulated other comprehensive loss, net of tax effects, are as follows for the periods presented:

	Net Unrealized Gains (Losses) on AFS Securities	Foreign Currency Translation Losses	Accumulated other comprehensive loss
(Millions)
Balance as of December 31, 2021	$1	$(3)	$(2)
Changes in other comprehensive loss	(19)	—	(19)
Balance as of December 31, 2022	$(18)	$(3)	$(21)
Changes in other comprehensive income	2	—	2
Balance as of December 31, 2023	$(16)	$(3)	$(19)
Changes in other comprehensive loss	(3)	—	(3)
Balance as of December 31, 2024	$(19)	$(3)	$(22)

19. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On February 21, 2024, our Board of Directors approved a stock repurchase program to acquire up to $30 million in shares of our outstanding common stock in the open market during the period ended December 31, 2024. On December 2, 2024, our Board of Directors approved a $25 million increase to this stock repurchase program, increasing the total authorized amount of shares to be repurchased from $30 million to $55 million during the period ended December 31, 2024. The rationale for this repurchase program, and the amount thereof, was to offset a portion of the impact of dilution associated with issuances of employee restricted stock units.

During the year ended December 31, 2024, under the authorized stock repurchase program, we acquired a total of 1.0 million shares of our common stock for $55 million. Following their repurchase, these 1.0 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock Compensation Plans

We have adopted equity compensation plans to advance the interests of BFH by rewarding certain employees for their contributions to the financial success of BFH and thereby motivating them to continue to make such contributions in the future.

The 2020 Omnibus Incentive Plan (the 2020 Plan) became effective July 1, 2020 and reserved 2,400,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock unit awards (RSUs), performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for us or our affiliates, with only employees being eligible to receive incentive stock options. The 2020 Plan expires on June 30, 2030; provided that, pursuant to the terms of the 2022 Omnibus Incentive Plan (as defined below), no new grants are permitted to be made under the 2020 Plan.

The 2022 Omnibus Incentive Plan (the 2022 Plan) became effective July 1, 2022 and reserved 3,075,000 shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for us or our affiliates, with only employees being eligible to receive incentive stock options. The 2022 Plan expires on June 30, 2032; provided that, pursuant to the terms of the 2024 Omnibus Incentive Plan (as defined below), no new grants are permitted to be made under the 2022 Plan, and all of the shares that remained available for grant under the 2022 Plan (203,687 shares) were rolled over into the 2024 Plan under the terms thereof, together with any shares that may be forfeited under the outstanding equity awards under the 2022 Plan, as discussed in more detail below.

In April 2024, our Board of Directors adopted the 2024 Omnibus Incentive Plan (the 2024 Plan), which was subsequently approved by our stockholders on May 14, 2024. The 2024 Plan became effective May 14, 2024 and expires on May 13, 2034. The 2024 Plan reserves 5,000,000 new shares of common stock for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for us or our affiliates, with only employees being eligible to receive incentive stock options. In addition, the 2024 Plan (i) permitted us to roll over the shares that remained available for grant under the 2022 Plan at the time the 2024 Plan was approved (203,687 shares as of May 14, 2024) and (ii) permits us to roll over and re-issue shares that are forfeited under outstanding equity awards under the 2022 Plan (a total of 2,463,907 shares were subject to outstanding equity awards as of May 14, 2024). The maximum amount that may be awarded to any independent member of our Board of Directors in any one calendar year may not exceed $1 million. On May 14, 2024 we registered up to an aggregate of 7,667,594 shares of our common stock authorized for issuance in accordance with the 2024 Plan pursuant to a Registration Statement on Form S-8, File No. 333-279495. Terms of all awards under the 2024 Plan are determined by the Board of Directors or the Compensation & Human Capital Committee of the Board of Directors or its designee at the time of award.

Stock Compensation Expense

Stock-based compensation expense is measured at the grant date of the award, based on the fair value of the award, and is recognized ratably over the requisite service period. Stock-based compensation expense recognized in Employee compensation and benefits expense in the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 was $54 million, $44 million and $33 million, respectively, with corresponding income tax benefits of $9 million, $8 million and $5 million, respectively.

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Consolidated Statements of Income has been reduced for estimated forfeitures. We estimate forfeitures at each grant date based on historical experience, with forfeiture estimates to be revised, if necessary, in subsequent periods should actual forfeitures differ from those estimates; forfeitures were estimated at 5% for each of the years ended December 31, 2024, 2023 and 2022.

As of December 31, 2024, there was approximately $56 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average remaining period of approximately 1.9 years.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restricted Stock Unit Awards

The following table summarizes RSUs activity for our equity compensation plans:

	Market- Based(1)	Performance- Based(1)	Service- Based	Total	Weighted Average Fair Value
Balance as of December 31, 2021	19,067	91,416	648,952	759,435	$89.14
Shares granted	—	82,513	766,178	848,691	63.22
Shares vested	—	(8,983)	(218,077)	(227,060)	78.23
Shares forfeited	(19,067)	—	(89,390)	(108,457)	65.83
Balance as of December 31, 2022	—	164,946	1,107,663	1,272,609	$68.86
Shares granted	—	175,587	1,172,465	1,348,052	38.02
Shares vested	—	(9,254)	(434,049)	(443,303)	67.49
Shares forfeited	—	—	(87,527)	(87,527)	53.82
Balance as of December 31, 2023	—	331,279	1,758,552	2,089,831	$49.89
Shares granted	—	243,312	1,307,833	1,551,145	37.78
Shares vested	—	(95,133)	(730,635)	(825,768)	56.58
Shares forfeited	—	—	(68,012)	(68,012)	43.39
Balance as of December 31, 2024	—	479,458	2,267,738	2,747,196	$41.54
Outstanding and Expected to Vest				2,648,763	$41.80
______________________________
(1)    Shares granted reflect a 100% target attainment of the respective market-based or performance-based metric. Shares forfeited include those RSUs forfeited as a result of BFH not meeting the respective market-based or performance-based metric conditions.

For Service-based and Performance-based awards, the fair value of the RSUs was estimated using our closing share price on the date of grant. Service-based RSUs typically vest ratably over a three-year period. Performance-based RSUs typically cliff vest at the end of three years, if specified performance measures tied to our financial performance are met, which are measured annually over the three-year period. The predefined vesting criteria typically permit a range from 0% to 150% to be earned. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition.

For RSUs vested during the years ended December 31, 2024, 2023 and 2022, the total fair value, based upon our stock price at the date the RSUs vested, was $47 million, $30 million and $18 million, respectively. As of December 31, 2024, the aggregate intrinsic value of RSUs outstanding and expected to vest was $162 million.

Dividends

For the years ended December 31, 2024, 2023 and 2022, we paid $43 million, $42 million and $43 million, respectively, in dividends to holders of our common stock. On January 30, 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on March 21, 2025, to stockholders of record at the close of business on February 14, 2025.

20. INCOME TAXES

We file income tax returns in federal, state, local and foreign jurisdictions, as applicable. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings also include deferred income tax provisions and provisions for uncertain tax positions.

Differences between the audited Consolidated Financial Statements and tax bases of assets and liabilities give rise to deferred tax assets and liabilities, which measure the future tax effects of items recognized in the audited Consolidated Financial Statements. Changes in deferred income tax assets and liabilities associated with components of Stockholders’ equity are charged or credited directly to Stockholders’ equity. Otherwise, changes in deferred income tax assets and

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

liabilities are included as a component of Provision for income taxes. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates is charged or credited to Provision for income taxes in the period of enactment.

Deferred tax assets require certain estimates and judgments in order to determine whether it is more likely than not that all or a portion of the benefit of a deferred tax asset will not be realized. In evaluating our deferred tax assets on a quarterly basis as new facts and circumstances emerge, we analyze and estimate the impact of future taxable income, reversing temporary differences and available tax planning strategies. Uncertainties can lead to changes in the ultimate realization of deferred tax assets. A liability for unrecognized tax benefits, representing the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized in the audited Consolidated Financial Statements, inherently requires estimates and judgments. A tax position is recognized only when it is more likely than not to be sustained, based purely on its technical merits after examination by the relevant taxing authority, and the amount recognized is the benefit we believe is more likely than not to be realized upon ultimate settlement. We evaluate our tax positions as new facts and circumstances become available, making adjustments to unrecognized tax benefits as appropriate. Uncertainties can mean the tax benefits ultimately realized differ from amounts previously recognized, with any differences recorded in Provision for income taxes, along with amounts for estimated interest and penalties.

The components of our Income from continuing operations before income taxes and Provision for income taxes included in the Consolidated Statements of Income were as follows for the years ended December 31:

	2024	2023	2022
(Millions)
Components of Income from continuing operations before income taxes
Domestic	$375	$964	$297
Foreign	6	4	3
Total Income from continuing operations before income taxes	$381	$968	$300

Components of Provision for income taxes
Current
Federal	$156	$261	$279
State	29	37	41
Foreign	2	1	1
Total current income tax expense	187	299	321
Deferred
Federal	(73)	(65)	(200)
State	(10)	(2)	(44)
Foreign	(2)	(1)	(1)
Total deferred income tax benefit	(85)	(68)	(245)
Total Provision for income taxes	$102	$231	$76

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of our expected income tax expense computed by applying the federal statutory rate to Income from continuing operations before income taxes, to the recorded Provision for income taxes, is as follows for the years ended December 31:

	2024	2023	2022
(Millions)
Expected expense at statutory rate	$80	$203	$63
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal benefit	15	27	(2)
Non-deductible expenses	29	8	6
IRC Section 199, net of tax reserves	—	—	4
Basis difference in unconsolidated subsidiaries	—	—	(8)
Valuation allowance	(1)	(5)	16
Audit Resolutions	(20)	—	—
Other	(1)	(2)	(3)
Total	$102	$231	$76

For the year ended December 31, 2024, the increase in the non-deductible expenses from prior periods is primarily related to the non-deductible portion of our repurchased Convertible Notes transactions. We also utilized a portion of our capital loss, and therefore released the associated portion of valuation allowance against it. In addition, our tax expense decreased by approximately $20 million as a result of favorable audit resolutions.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides the significant components of Deferred tax assets and liabilities as of December 31:

	2024	2023
(Millions)
Deferred tax assets
Deferred revenue	$12	$14
Allowance for credit losses	534	554
Net operating loss carryforwards and other carryforwards	48	51
Operating lease liabilities	29	34
Research & development expenses	53	36
Accrued expenses and other	87	79
Total deferred tax assets	763	768
Valuation allowance	(19)	(21)
Deferred tax assets, net of valuation allowance	744	747
Deferred tax liabilities
Deferred income	$2	$73
Depreciation	—	12
Right of use assets	19	22
Intangible assets	15	11
Total deferred tax liabilities	36	118

Net deferred tax assets	$708	$629

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$708	$629

As of December 31, 2024, included in our U.S. tax returns are approximately $113 million of U.S. federal net operating loss carryovers (NOLs) and federal capital losses of approximately $48 million to offset capital gains. With the exception of NOLs generated after December 31, 2017, these attributes expire at various times through the year 2033. As of December 31, 2024, we have state NOLs of approximately $233 million and state credits of approximately $1 million, both available to offset future state taxable income, as well as state capital losses of approximately $15 million to offset capital gains. With the exception of some state NOLs generated after December 31, 2017, these NOLs, credits and capital losses will expire at various times through the year 2042. As of December 31, 2024, we have tax credits in foreign jurisdictions of approximately $4 million available to offset future tax liabilities. These credits expire at various times through the year 2039.

As well, in 2024 we recorded a tax expense of approximately $7 million in Additional paid-in capital related to the tax impact of the repurchased Convertible Notes, specifically, the write-off of the associated deferred tax asset. In addition, in 2023 we recorded a tax benefit of approximately $9 million in Additional paid-in capital to establish the deferred tax asset associated with the Capped Call transactions, which continue to remain outstanding.

We use the portfolio approach relating to the release of stranded tax effects recorded in Accumulated other comprehensive loss.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents changes in unrecognized tax benefits:

(Millions)
Balance as of December 31, 2021	$247
Increases related to prior years’ tax positions	8
Decreases related to prior years’ tax positions	(25)
Increases related to current year tax positions	14
Settlements during the period	(2)
Balance as of December 31, 2022	$242
Increases related to prior years’ tax positions	1
Decreases related to prior years’ tax positions	(11)
Increases related to current year tax positions	13
Settlements during the period	(10)
Lapses of applicable statutes of limitations	(20)
Balance as of December 31, 2023	$215
Increases related to prior years’ tax positions	1
Decreases related to prior years’ tax positions	(40)
Increases related to current year tax positions	9
Settlements during the period	(21)
Lapses of applicable statutes of limitations	(10)
Balance as of December 31, 2024	$154

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Provision for income taxes. We have potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $86 million, $84 million and $74 million as of December 31, 2024, 2023 and 2022, respectively. For those same years we recorded approximately a $2 million expense, $9 million expense and $1 million benefit, respectively, in Provision for income taxes for potential interest and penalties for unrecognized tax benefits.

As of December 31, 2024, 2023 and 2022, we had unrecognized tax benefits of approximately $200 million, $226 million and $238 million, respectively, that, if recognized, would impact the effective tax rate. We do not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

We file income tax returns in U.S. federal, state and foreign jurisdictions, as applicable. U.S. federal income tax returns are no longer subject to examination for years before 2015, and with a few exceptions, state and local income tax returns are no longer subject to examination for years before 2015. Foreign income tax returns are no longer subject to examination for years before 2018.

21. EARNINGS PER SHARE

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the years ended December 31:

	2024	2023	2022
(Millions, except per share amounts)
Numerator
Income from continuing operations	$279	$737	$224
Loss from discontinued operations, net of income taxes (1)	(2)	(19)	(1)
Net income	$277	$718	$223

Denominator
Weighted average common stock outstanding – basic	49.6	49.8	49.9
Weighted average effect of dilutive securities
Add: net effect of dilutive unvested restricted stock awards (2)	0.7	0.2	0.1
Add: dilutive effect of Convertible Notes (3)(4)	0.1	0.0	0.0
Weighted average common stock outstanding – diluted	50.4	50.0	50.0

Basic EPS
Income from continuing operations	$5.63	$14.79	$4.48
Loss from discontinued operations	$(0.05)	$(0.40)	$(0.01)
Net income per share	$5.58	$14.39	$4.47

Diluted EPS
Income from continuing operations	$5.54	$14.74	$4.47
Loss from discontinued operations	$(0.05)	$(0.40)	$(0.01)
Net income per share	$5.49	$14.34	$4.46
______________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” to the audited Consolidated Financial Statements.
(2)As the effect would have been anti-dilutive, for the years ended December 31, 2024, 2023 and 2022, approximately 0.6 million, 1.2 million, and 0.9 million, respectively, restricted stock awards were excluded from each calculation of weighted average dilutive common shares.
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

The conversion feature of the Convertible Notes has a dilutive impact on EPS when the average market price of our common stock for the period exceeds the conversion price of $38.43 per share. With the three months ended June 30, 2024 being the first period in which the average market price of our common stock exceeded the conversion price, a weighted average of the quarterly results from the Dilutive effect of Convertible Notes is computed, and has been reflected in the table above for the year ended December 31, 2024.
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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

concurrently with the issuance of the Convertible Notes, as the effect would have been anti-dilutive. If shares were delivered to us under the Capped Calls, those shares would offset, up to the cap, the dilutive effect of the shares that we would issue upon conversion of the Convertible Notes.

22. PARENT COMPANY FINANCIAL STATEMENTS

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

Parent Company – Condensed Balance Sheets

	December 31,
	2024	2023
(Millions)
Assets
Cash and cash equivalents	$21	$2
Investment in subsidiaries	3,195	3,615
Intercompany receivables, net	773	612
Other assets	123	147
Total assets	$4,112	$4,376
Liabilities
Long-term and other debt	$999	$1,394
Other liabilities	62	64
Total liabilities	1,061	1,458
Stockholders’ equity	3,051	2,918
Total liabilities and stockholders’ equity	$4,112	$4,376

Parent Company – Condensed Statements of Income

	Years Ended December 31,
	2024	2023	2022
(Millions)
Total interest income	$11	$12	$11
Total interest expense	116	111	107
Net interest expense	(105)	(99)	(96)
Dividends from subsidiaries	910	1,063	382
Loss from equity method investment	—	(6)	(44)
Total net interest and non-interest income	805	958	242
Total non-interest expenses	121	12	1
Income before income taxes and equity in undistributed net income of subsidiaries	684	946	241
Benefit for income taxes	38	31	22
Income before equity in undistributed net income of subsidiaries	722	977	263
Equity in undistributed net loss of subsidiaries	(445)	(259)	(40)
Net income	$277	$718	$223

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Parent Company – Condensed Statements of Comprehensive Income

	Years Ended December 31,
	2024	2023	2022
(Millions)
Net income	$277	$718	$223
Other comprehensive loss, net of tax	—	—	(3)
Total comprehensive income, net of tax	$277	$718	$220

Parent Company – Condensed Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
(Millions)
Net cash used in operating activities	$(182)	$(422)	$(219)
Cash flows from investing activities:
Dividends received	910	1,063	383
Net cash provided by investing activities	910	1,063	383
Cash flows from financing activities:
Borrowings under debt agreements	300	1,401	218
Repayments of borrowings under debt agreements	(894)	(1,882)	(319)
Payment of deferred financing costs	(10)	(45)	—
Payment of capped call transactions	—	(39)	—
Dividends paid	(43)	(42)	(43)
Repurchase of common stock	(55)	(35)	(12)
Other	(7)	(2)	(3)
Net cash used in financing activities	(709)	(644)	(159)
Change in cash, cash equivalents and restricted cash	19	(3)	5
Cash, cash equivalents and restricted cash at beginning of year	2	5	—
Cash, cash equivalents and restricted cash at end of year	$21	$2	$5

Non-cash financing activities related to the Parent Company – Condensed Statements of Cash Flows for the year ended December 31, 2024 include the impact to Additional paid-in capital related to the debt issuance costs from the repurchased Convertible Notes.

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

DATE: February 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bread Financial Holdings, Inc. and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RALPH J. ANDRETTA	President, Chief Executive Officer and Director	February 14, 2025
Ralph J. Andretta

/S/ PERRY S. BEBERMAN	Executive Vice President and Chief Financial Officer	February 14, 2025
Perry S. Beberman

/S/ J. BRYAN CAMPBELL	Senior Vice President and Chief Accounting Officer	February 14, 2025
J. Bryan Campbell

/S/ ROGER H. BALLOU	Chairman of the Board, Director	February 14, 2025
Roger H. Ballou

/S/ JOHN J. FAWCETT	Director	February 14, 2025
John J. Fawcett

/S/ JOHN C. GERSPACH, JR.	Director	February 14, 2025
John C. Gerspach, Jr.

/S/ PRANITI LAKHWARA	Director	February 14, 2025
Praniti Lakhwara

/S/ RAJESH NATARAJAN	Director	February 14, 2025
Rajesh Natarajan

/S/ JOYCE ST. CLAIR	Director	February 14, 2025
Joyce St. Clair

/S/ TIMOTHY J. THERIAULT	Director	February 14, 2025
Timothy J. Theriault

/S/ LAURIE A. TUCKER	Director	February 14, 2025
Laurie A. Tucker

/S/ SHAREN J. TURNEY	Director	February 14, 2025
Sharen J. Turney