Form 10-Q
period 2025-03-31
BREAD FINANCIAL HOLDINGS, INC.
filed 2025-04-29
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 23, 2025, 46,549,180 shares of common stock were outstanding.

BREAD FINANCIAL HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto presented in this quarterly report and the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the SEC) on February 14, 2025 (the 2024 Form 10-K). Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those identified in our other filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2024 Form 10-K and this Quarterly Report on Form 10-Q.

OVERVIEW

We are a tech-forward financial services company that provides simple, personalized payment, lending, and saving solutions to millions of U.S. consumers. Our payment solutions, including Bread Financial general purpose credit cards and savings products, empower our customers and their passions for a better life. Additionally, we deliver growth for some of the most recognized brands in travel and entertainment, health and beauty, jewelry and specialty apparel through our private label and co-brand credit cards and pay-over-time products providing choice and value to our shared customers.

We have continued to diversify our product mix with our brand partners through growth of our co-brand credit card programs, which, relative to our private label credit card programs, have higher credit sales per account and an improved credit risk mix that generally results in higher transactor balances, lower delinquencies and late fees, as well as lower losses. We also offer our proprietary credit cards along with the expansion of our Bread Pay products, which are our installment loans and “split-pay” offerings.

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

We believe the use of these Non-GAAP financial measures provide additional clarity in understanding our results of operations and trends. For a reconciliation of these Non-GAAP financial measures to the most directly comparable GAAP measures, please see Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures that follows.

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the first quarter of 2025, as well as our related outlook for the remainder of 2025 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations”, “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein, and in our 2024 Form 10-K, which provide further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the discussion included herein is for the three months ended March 31, 2025, compared with the same period in the prior year.

Credit sales of $6.1 billion were up 1% year-over-year driven by higher general-purpose spending and overall transaction volume as consumer financial health remained relatively steady, reflected in our stable to improving credit metrics, and consumers likely advanced certain purchases ahead of potential price increases. Average credit card and other loans of $18.2 billion, and End-of-period credit card and other loans of $17.8 billion, both decreased 2% primarily due to the macroeconomic environment throughout 2024 driving lower consumer spending, higher gross losses, as well as our ongoing strategic credit tightening. Total interest income was down 5% from the first quarter of 2024, primarily as a result of lower late fees, driven both by lower early-stage delinquency volumes and from our gradual shift in product mix to a lower proportion of private label accounts which tend to have higher late fees, in addition to lower Average credit card and other loans balances, offset by lower reversals of fees resulting from lower gross credit losses. Net interest margin for the first quarter of 2025 was 18.1%, relative to 18.7% for the first quarter of 2024, driven primarily by decreased late fees. Our Net interest margin trends continue to be impacted by a lower average prime rate, our gradual shift in product mix toward co-brand cards and lower billed late fees, partially offset by the ongoing implementation of pricing actions, such as increases to annual percentage rates. Year-over-year, Non-interest income increased $25 million, primarily driven by our implemented pricing actions, inclusive of paper statement fees, as well as a reduction in costs associated with brand partner retailer share arrangements, offset by a decrease in merchant discount fees from lower “big ticket” credit sales. We intend to maintain our various implemented pricing actions and policies to ensure appropriate risk-based returns and a competitive value proposition for our cardholders. Overall, Total net interest and non-interest income for the quarter was $970 million, down 2% versus the first quarter of 2024.

Provision for credit losses decreased for the quarter ended March 31, 2025, relative to the first quarter of 2024, with a $69 million reserve release in the current year period compared with a $73 million reserve release in the prior year period. The reserve releases were offset by net principal losses of $365 million and $394 million during those same respective periods.

Our Allowance for credit losses decreased as of March 31, 2025, relative to December 31, 2024, due primarily to a lower Credit card and other loans balance, as seasonally higher transactor balances from the fourth quarter of 2024 were paid down in the first quarter of 2025. Our reserve rate was 12.2% as of March 31, 2025, reflecting appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes. From an overall credit quality perspective, our percentage of Vantage 660+ cardholders continues to remain above pre-pandemic levels due to prudent credit tightening and a more diversified product mix, with co-brand and proprietary cards representing a larger proportion of our portfolio.

Total non-interest expenses of $477 million decreased 1% from the first quarter of 2024. The year-over-year decrease was primarily driven by debt extinguishment costs incurred in the first quarter of 2024 and decreased Card and processing expenses due to reduced volume-related card and statement costs, partially offset by increases in Information processing and communication expenses, due to elevated software license renewal costs, and increased Marketing expenses, due to incremental investments associated with our brand partner joint marketing campaigns.

We continued strengthening our balance sheet during the first quarter of 2025 by completing a $400 million Subordinated Notes offering, which contributed to the increase in our Total risk-based capital ratio of 15.5% as of March 31, 2025. We further optimized our capital structure through our $150 million board authorized share repurchase program, which we commenced in March and completed in April, with a combined total of 3.2 million shares repurchased. We also repurchased $7 million in principal value of our Convertible Notes, leaving only $3 million remaining. Additionally, direct-to-consumer (DTC) deposits increased 13% to $7.9 billion as of March 31, 2025, with average DTC deposits now representing 43% of our total funding, up from 36% a year ago.

During the first quarter of 2025 we continued to closely monitor the litigation related to the Consumer Financial Protection Bureau (CFPB) credit card late fee rule, which, among other things, would have significantly reduced the safe harbor amount for late fees that credit card issuers are authorized to charge. Industry organizations had previously challenged the final rule in court, and since May 2024 the rule had been subject to an injunction issued by the United States District Court for the Northern District of Texas. On April 15, 2025, the United States District Court for the Northern District of Texas entered an order and final judgement, pursuant to which the CFPB’s credit card late fee rule was vacated. As a result of the rule being vacated, the rule will have no force or effect, and the late fee safe harbor amounts will continue to be set as they were prior to the CFPB’s late fee rulemaking.

While our industry will benefit from the CFPB's late fee rule having been vacated, as well as from a reduced regulatory environment anticipated under the current Presidential Administration and congressional majorities, risks associated with tariffs, trade policies and inflation may adversely impact consumer strength. The risk of disruption to the economy continues to grow as evidenced by the uncertainty reflected in lower consumer and small business confidence and sentiment.

In light of the foregoing, our 2025 financial outlook has been adjusted from our original outlook provided in our 2024 Form 10-K, to reflect slower Credit sales growth and slightly higher inflation, but still generally healthy labor markets. With greater anticipated economic volatility, we are prepared for a wide range of scenarios. From an interest rate perspective, our outlook assumes interest rate decreases by the Federal Reserve Board, which will slightly decrease Total net interest income. Our 2025 outlook assumed no late fee reduction related to the CFPB late fee rule, which, as noted above has recently been vacated by the United States District Court.

Based on an updated range of economic scenarios and expected impacts on consumer spending, our strategic credit tightening actions, higher gross credit losses, and visibility into our new business pipeline and existing partners, we now expect 2025 Average credit card and other loans to be flat to slightly lower relative to 2024. For 2025 compared with 2024, Total net interest and non-interest income, excluding any gains on portfolio sales, a Non-GAAP financial measure, is anticipated to be flat to slightly higher after adjusting for our updated outlook on Average credit card and other loans, as a result of our implemented pricing actions, partially offset by factors such as: (i) expected interest rate decreases by the Federal Reserve Board, which impact us due to our slight asset sensitivity and lagged cost of funds impacts, (ii) our continued shift in risk mix, from improving credit quality, and therefore lower delinquencies and consequently lower late fees, and (iii) the shift in our product mix, to co-brand, proprietary, and installment lending products, leading to lower finance charges and late fees.

As a result of efficiencies gained from our ongoing operational excellence initiatives, along with disciplined expense management and prudent investments, in 2025 we expect to generate nominal positive operating leverage excluding any gains on portfolio sales and the pretax impacts from our repurchased Convertible Notes, a Non-GAAP financial measure.

Our 2025 financial outlook continues to assume a full year Net principal loss rate ranging from 8.0% to 8.2%. As a result of hurricanes Helene and Milton in September and October 2024, respectively, we froze delinquency progression for cardholders in Federal Emergency Management Agency (FEMA) identified impact zones for one billing cycle, which is estimated to negatively impact second quarter of 2025 net credit losses by approximately $13 million.

In our 2025 financial outlook, we also continue to expect our full year normalized effective tax rate to be in the range of 25% to 26%, with quarter-over-quarter variability due to the timing of certain discrete items.

We remain focused on responsible growth, disciplined capital allocation, and continued execution on our operational excellence efforts, while maintaining flexibility to adapt to changing fiscal and monetary policies, and the regulatory landscape. We are well-positioned to generate additional capital, deliver strong returns, and create sustainable, long-term value for our shareholders.

Note: We are unable to provide a quantitative reconciliation of the forward-looking 2025 financial outlook for the Non-GAAP financial measures above, to their most directly comparable forward-looking GAAP measures, as we cannot reliably predict all of the necessary components of such forward-looking GAAP measures without unreasonable effort.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the three months ended March 31, 2025, compared with the same period in the prior year, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment” above.

Table 1: Summary of Our Financial Performance

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$970	$991	(21)	(2)
Provision for credit losses	296	321	(25)	(8)
Total non-interest expenses	477	482	(5)	(1)
Income from continuing operations before income taxes	197	188	9	5
Provision for income taxes	55	53	2	5
Income from continuing operations	142	135	7	5
Loss from discontinued operations, net of income taxes (1)	(4)	(1)	(3)	211
Net income	138	134	4	3

Net income per diluted share	$2.78	$2.70	0.08	3
Income from continuing operations per diluted share	$2.86	$2.73	0.13	5
Net interest margin (2)	18.1%	18.7%		(0.6)
Return on average tangible common equity (3)	23.0%	23.1%		(0.1)
Effective income tax rate — continuing operations	28.1%	28.1%		—
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
(3)Return on average tangible common equity (ROTCE) represents annualized Income from continuing operations divided by average Tangible common equity. Tangible common equity (TCE) represents Total stockholders' equity reduced by Goodwill and intangible assets, net. ROTCE is a Non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,185	$1,247	(62)	(5)
Interest on cash and investment securities	46	53	(7)	(14)
Total interest income	1,231	1,300	(69)	(5)
Interest expense
Interest on deposits	138	155	(17)	(11)
Interest on borrowings	87	93	(6)	(6)
Total interest expense	225	248	(23)	(9)
Net interest income	1,006	1,052	(46)	(4)
Non-interest income
Interchange revenue, net of retailer share arrangements	(83)	(92)	9	(10)
Other	47	31	16	53
Total non-interest income	(36)	(61)	25	(42)
Total net interest and non-interest income	970	991	(21)	(2)
Provision for credit losses	296	321	(25)	(8)
Total net interest and non-interest income, after provision for credit losses	$674	$670	4	1

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income decreased for the three months ended March 31, 2025, due to the following:

•Interest and fees on loans decreased due primarily to lower late fees, driven both by lower early-stage delinquency volumes and from our gradual shift in product mix to a lower proportion of private label accounts, in addition to lower Average credit card and other loans balances, offset by lower reversals of fees resulting from lower gross credit losses; collectively decreasing finance charge and late fee yields by approximately 58 basis points.
•Interest on cash and investment securities decreased due to lower average interest rates which decreased interest income by $11 million, partially offset by higher average balances which increased interest income by $4 million.

Interest expense: Total interest expense decreased for the three months ended March 31, 2025, due to the following:

•Interest on deposits decreased due to lower average interest rates which decreased interest expense by $11 million and lower average wholesale deposit balances, which decreased funding costs by $6 million.
•Interest on borrowings decreased due to lower average interest rates which decreased funding costs by $10 million, partially offset by higher average borrowings which increased funding costs by $4 million.

Non-interest income: Total non-interest income increased for the three months ended March 31, 2025, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, decreased due to a reduction in costs associated with brand partner retailer share arrangements, offset by a decrease in merchant discount fees from lower “big ticket” credit sales.
•Other increased due primarily to our implemented pricing actions, including paper statement fees, which we began assessing in the second quarter of 2024.

Provision for credit losses decreased during the three months ended March 31, 2025, with a $69 million reserve release in the current year period compared with a $73 million reserve release in the prior year period. The reserve releases in both periods were offset by net principal losses of $365 million and $394 million during those same respective periods. Our reserve rate was 12.2% as of March 31, 2025, reflecting appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$215	$213	2	1
Card and processing expenses	82	86	(4)	(5)
Information processing and communication	81	74	7	9
Marketing expenses	35	28	7	25
Depreciation and amortization	21	23	(2)	(6)
Other	43	58	(15)	(25)
Total non-interest expenses	$477	$482	(5)	(1)

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses decreased for the three months ended March 31, 2025, due to the following:

•Card and processing expenses decreased due primarily to reduced volume-related card and statement costs.
•Information processing and communication increased due primarily to elevated software license renewal costs.
•Marketing expenses increased due primarily due to incremental investments associated with our brand partner joint marketing campaigns.
•Other decreased due primarily to debt extinguishment costs in the first quarter of 2024.

Income Taxes

The Provision for income taxes increased for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, primarily driven by an increase in Income from continuing operations before income taxes in the current year period relative to the prior year period. The effective tax rate was 28.1% for each of the three-month periods.

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

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the three months ended March 31,
	2025	2024	% Change
(Millions, except per share amounts and percentages)
Credit sales	$6,106	$6,030	1
PPNR (1)	493	509	(3)
Average credit card and other loans	18,164	18,546	(2)
End-of-period credit card and other loans	17,815	18,185	(2)
End-of-period direct-to-consumer (retail) deposits	$7,922	$6,984	13

Return on average assets (2)	2.5%	2.4%	0.1
Return on average equity (3)	17.7%	17.5%	0.2
Return on average tangible common equity (4)	23.0%	23.1%	(0.1)

Net interest margin (5)	18.1%	18.7%	(0.6)
Loan yield (6)	26.5%	27.0%	(0.5)

Efficiency ratio (7)	49.1%	48.6%	0.5

Common equity tier 1 capital ratio (8)	12.0%	12.6%	(0.6)
Tangible book value per common share (9)	$48.92	$45.96	6

Payment rate (10)	15.1%	14.8%	0.3

Delinquency rate (11)	5.9%	6.2%	(0.3)
Net loss rate (12)	8.2%	8.5%	(0.3)
Reserve rate (13)	12.2%	12.4%	(0.2)
__________________________________
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
(8)Common equity tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders' equity has been reduced, primarily by Goodwill and intangible assets, net. For additional information, see “Legislative, Regulatory Matters and Capital Adequacy” included elsewhere in this report.
(9)Tangible book value per common share represents TCE divided by shares outstanding and is a Non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(10)Payment rate represents consumer payments during the last month of the period, divided by the beginning-of-month Credit card and other loans, including held for sale in applicable periods.
(11)Delinquency rate represents outstanding balances that are contractually delinquent (i.e., principal balances greater than 30 days past due) as of the end of the period, divided by the outstanding principal amount of Credit card and other loans as of the same period-end.
(12)Net loss rate, an annualized rate, represents net principal losses for the period divided by Average credit card and other loans for the same period.
(13)Reserve rate represents the Allowance for credit losses divided by End-of-period credit card and other loans.

Table 5: Net Interest Margin

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,423	$46	4.16%	$4,135	$53	5.13%
Credit card and other loans	18,164	1,185	26.47%	18,546	1,247	27.05%
Total interest-earning assets	22,587	1,231	22.10%	22,681	1,300	23.05%

Direct-to-consumer (retail) deposits	7,798	87	4.54%	6,739	81	4.87%
Wholesale deposits	5,224	51	3.96%	6,771	74	4.37%
Interest-bearing deposits	13,022	138	4.31%	13,510	155	4.62%

Secured borrowings	4,194	61	5.86%	3,663	63	6.83%
Unsecured borrowings	1,080	26	9.85%	1,354	30	9.03%
Interest-bearing borrowings	5,274	87	6.68%	5,017	93	7.42%
Total interest-bearing liabilities	18,296	225	4.99%	18,527	248	5.38%

Net interest income		$1,006			$1,052

Net interest margin (1)		18.1%			18.7%
______________________________
(1)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the three months ended March 31,
	2025	2024	% Change
(Millions, except per share amounts and percentages)
Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$197	$188	5
Provision for credit losses	296	321	(8)
Pretax pre-provision earnings (PPNR)	493	509	(3)

Average tangible common equity
Average total stockholders’ equity	3,246	3,120	4
Less: Average goodwill and intangible assets, net	(744)	(759)	(2)
Average tangible common equity	2,502	2,361	6

Tangible common equity (TCE)
Total stockholders’ equity	3,068	3,032	1
Less: Goodwill and intangible assets, net	(738)	(753)	(2)
Tangible common equity (TCE)	$2,330	$2,279	2

ASSET QUALITY

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates, which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio and the success of our collection and recovery efforts. These rates also reflect, more broadly, the general macroeconomic conditions, including the compounding effect of persistent inflation relative to wage growth, and higher interest rates. Our Delinquency and Net principal loss rates are also impacted by the size of our Credit card and other loans portfolio, which serves as the denominator in the calculation of these rates. Accordingly, changes in the size of our portfolio (whether due to credit tightening, acquisitions or dispositions of portfolios, or otherwise) may cause movements in our Delinquency and Net principal loss rates that are not necessarily indicative of the underlying credit quality of the overall portfolio.

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

The following table provides the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of the dates presented:

Table 7: Delinquency Trends on Credit Card and Other Loans

	March 31, 2025	% of Total	December 31, 2024	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,390	100.0%	$17,418	100.0%
Outstanding balances contractually delinquent:
31 to 60 days	276	1.7%	299	1.7%
61 to 90 days	218	1.3%	223	1.3%
91 or more days	479	2.9%	512	2.9%
Total	$973	5.9%	$1,034	5.9%

As part of our collections strategy, we may offer temporary and short term programs in order to improve the likelihood of collections and meet the needs of our customers. For example, as a result of hurricanes Helene and Milton in September and October of 2024, respectively, we froze delinquency progression for cardholders in FEMA identified impact zones for one billing cycle. Our modifications, for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these consumer relief programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our consumer relief programs to determine if they represent a more than insignificant delay in payment granted to borrowers experiencing financial difficulty, in which case they would then be considered a Loan Modification. For additional information, see Note 2 “Credit Card and Other Loans – Modified Credit Card Loans” to our unaudited Consolidated Financial Statements.

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

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period, using an average daily balance calculation methodology. The following table provides our net principal losses for the periods presented:

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended March 31,
	2025	2024
(Millions, except percentages)
Average credit card and other loans	$18,164	$18,546
Net principal losses	365	394
Net principal losses as a percentage of average credit card and other loans	8.2%	8.5%

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Overview

We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has sufficient liquidity and capital resources necessary to support our daily operations, our business growth, and our credit ratings related to our Parent Company’s senior unsecured notes, subordinated notes and our public secured financings, and meet our regulatory and policy requirements, including capital and leverage ratio requirements applicable to Comenity Bank (CB) and Comenity Capital Bank (CCB) under Federal Deposit Insurance Corporation (FDIC) regulations, in a cost effective and prudent manner through both expected and unexpected market environments.

Our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of senior unsecured, subordinated or convertible debt securities by our Parent Company, financings through our securitization programs, and deposits with the Banks. More broadly, we continuously evaluate opportunities to renew and expand our various sources of liquidity. We aim to satisfy our financing needs with a diverse set of funding sources, and we seek to maintain diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, which we believe will mitigate the impact of disruptions in any one type of instrument, tenor or investor.

Our primary uses of liquidity are for underwriting Credit card and other loans, scheduled payments of principal and interest on our debt, operational expenses, capital expenditures, including digital and product innovation and technology enhancements, stock repurchases and dividends.

We may from time to time retire or purchase our outstanding debt, including our senior unsecured notes, subordinated notes or convertible notes, through redemptions, cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise. Such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and may be funded through cash on hand, borrowings under our revolving credit facility, the issuance of debt or convertible debt securities or other sources of liquidity. The amounts involved may be material.

We will also need additional financing in the future to repay or refinance our existing debt at or prior to maturity, and to fund our growth, which may include issuance of additional debt, equity or convertible securities, or engaging in other capital markets or financing transactions. Also as part of our financing strategy, we will continue to seek to optimize our capital structure. Given the maturities of certain of our outstanding debt instruments and the macroeconomic outlook, it is possible that we will be required to repay, extend or refinance some or all of our maturing debt in volatile and/or unfavorable markets.

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

We have a robust liquidity risk management framework in place which includes ongoing monitoring of our liquidity and funding positions against our risk appetite metrics and key risk indicators. During times where there may be potential risks from adverse developments in the banking industry and/or increased financial sector volatility, we may invoke our contingency funding plans to enhance daily monitoring of our liquidity and funding positions, determine potential mitigating actions if necessary and provide enhanced reporting to our Boards of Directors, at both the Bread Financial and Bank-levels, and regulators.

We maintain a significant majority of our liquidity portfolio on deposit within the Federal Reserve banking system, and we also have a small investment securities portfolio, classified as available-for-sale, which we hold in relation to the Community Reinvestment Act. We do not have any investment securities classified as held-to-maturity.

Credit Ratings

We obtain credit ratings for our Parent Company from the major credit rating agencies, Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P) and Fitch Ratings (Fitch), in order to facilitate debt financings and broaden the investor base for our Parent Company debt securities.

Our management approach is designed, among other things, to maintain appropriate and stable Parent Company senior unsecured and subordinated debt ratings from the credit rating agencies which help support our access to cost-effective unsecured funding as a component of our overall liquidity and capital resources.

During the fourth quarter of 2024 both Moody’s and Fitch upgraded their credit ratings outlook from “Stable” to “Positive”. The table below provides a summary of the credit ratings for the senior unsecured and subordinated long-term debt of Bread Financial Holdings, Inc. as of March 31, 2025:

Bread Financial Holdings, Inc.	Moody’s	S&P	Fitch
Senior unsecured debt	Ba3	BB-	BB-
Subordinated debt	Ba3	B	B

Outlook	Positive	Stable	Positive

We also seek to maintain appropriate and stable credit ratings for our credit card securitizations issued through World Financial Network Credit Card Master Note Trust (WFNMNT) from the rating agencies (DBRS, S&P and Fitch). The table below provides a summary of the structured finance credit ratings for certain of the asset-backed securities, specifically the Class A notes of WFNMNT as of March 31, 2025:

WFNMNT	DBRS (1)	S&P	Fitch
Class A notes	AAA	AAA	AAA
______________________________
(1)Does not include our Series 2024-B public asset-backed-notes.

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

Funding Sources

As referenced above, our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of senior unsecured, subordinated or convertible debt securities by our Parent Company, financings through our securitization programs, and deposits with the Banks.

During the first quarter of 2025, we engaged in a number of financing-related transactions, including the repurchase of another portion of our 4.25% Convertible Senior Notes due 2028, and redeeming the remaining $100 million in aggregate principal amount of our 7.000% Senior Notes due 2026, in each case with cash on hand. In addition, we closed on our offering of $400 million aggregate principal amount of 8.375% Fixed-Rate Reset Subordinated Notes due 2035. Each of these transactions, as well as other matters relating to our liquidity and capital resources during the first quarter, are described in more detail below.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of March 31, 2025, we were in compliance with all such covenants.

Credit Agreement

In October 2024, we entered into our amended credit agreement with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility), which matures in October 2028. As of March 31, 2025, our Revolving Credit Facility was undrawn and all $700 million remained available for future borrowings.

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

For additional information on the issuance of our Convertible Notes and our Capped Call transactions, see “Consolidated Liquidity and Capital Resources” under Part II of our 2024 Form 10-K.

During the first quarter of 2025, a holder of Convertible Notes approached us to repurchase Convertible Notes, and we entered into a privately-negotiated repurchase agreement with the holder, repurchasing $7 million aggregate principal amount of outstanding Convertible Notes. The final purchase price, or settlement value, for the repurchase was $11 million, which was funded with cash on hand. In connection with the repurchase, we recognized a $2 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $2 million reduction in Additional paid-in capital (APIC) related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact.

Following the settlement of these repurchases, $3 million of Convertible Notes remained outstanding as of March 31, 2025. We may, from time to time, seek to retire or repurchase our remaining outstanding Convertible Notes through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise.

All of the Capped Call transactions continue to remain outstanding, notwithstanding repurchases of our Convertible Notes. Although we do not trade or speculate in derivatives, we may seek to opportunistically terminate the Capped Call transactions (in full or in part from time to time) or leave the Capped Call transactions outstanding, possibly until maturity, in any such case with the objective of optimizing the shareholder value we receive under these transactions.

7.000% Senior Notes due 2026

In January 2025, with cash on hand we redeemed the remaining $100 million in aggregate principal amount of our Senior Notes due 2026.

8.375% Subordinated Notes Due 2035

In March 2025, we issued and sold $400 million aggregate principal amount of 8.375% Fixed-Rate Reset Subordinated Notes due June 2035 (the Subordinated Notes). The Subordinated Notes were issued pursuant to an indenture between the Company and U.S. Bank Trust Company, National Association, as trustee. The Subordinated Notes accrue interest on the outstanding principal amount (i) at a rate per annum equal to 8.375% from, and including, March 10, 2025, to, but excluding, June 15, 2030 (the Reset Date), and (ii) from, and including, the Reset Date to, but excluding, the maturity date at a rate per annum equal to the Five-Year U.S. Treasury Rate as of the date that is two business days prior to the Reset Date, plus 430 basis points. Interest on the Subordinated Notes is payable semiannually in arrears in June and December of each year, beginning in June 2025. The Subordinated Notes will mature in June 2035, unless earlier repurchased or redeemed.

We used $250 million of the net proceeds from the Subordinated Notes offering to enter into a subordinated promissory note between Parent Company, as lender, and Comenity Capital Bank, as borrower, on terms substantially the same as those of the Subordinated Notes. The subordinated promissory note is eliminated in consolidation.

Deposits

The Banks use a variety of deposit products to finance their operating activities, including funding for non-securitized credit card and other loans, and to fund their securitization enhancement requirements. The Banks offer DTC retail deposit products, including Individual Retirement Accounts, as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits, and includes brokered deposits) and various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks also issue certificates of deposit with scheduled maturity dates ranging between April 2025 and March 2030, in denominations of at least $1,000, on which interest is paid either monthly or at maturity. The following table summarizes these retail and wholesale deposit products by type and associated attributes as of the dates presented:

Table 9: Interest-bearing Deposits

	March 31, 2025	December 31, 2024
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$7,922	$7,687
Wholesale	5,150	5,368
Total interest-bearing deposits	$13,072	$13,055

Non-maturity deposit products
Non-maturity deposits	$7,147	$6,827
Interest rate range	0.70% - 4.75%	0.70% - 4.75%
Weighted-average interest rate	4.18%	4.16%

Certificates of deposit
Certificates of deposit	$5,925	$6,228
Interest rate range	0.80% - 5.7%	0.80% - 5.7%
Weighted-average interest rate	4.49%	4.64%

As of March 31, 2025 and December 31, 2024, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $592 million (4% of Total deposits) and $574 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

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

Table 10: Conduit Borrowing Capacity Rollforward and Maturities

(Millions)	December 31, 2024		Commitment	March 31, 2025
Conduit Facilities	Capacity	Drawn (6)	Change	Capacity	Drawn (6)	Maturity Date (7)
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$1,955	$—	$2,650	$1,588	October 2025
WFNMT 2009-VFC1 (2)	—	141	—	—	67	—
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	867	(250)	2,000	585	February 2026
CCAST 2023-VFN1 (4)	250	250	—	250	250	September 2025
CCAST 2024-VFN1 (5)	200	—	(200)	—	—	—
Total	$5,350	$3,213	$(450)	$4,900	$2,490
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
(3)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT). In February 2025, the 2009-VFN Conduit commitment was reduced by $250 million to $2 billion, and the Maturity Date extended to February 2026.
(4)2023-VFN1 Conduit issued under Comenity Capital Asset Securitization Trust (CCAST).
(5)2024-VFN1 Conduit issued under CCAST was retired in February 2025 pursuant to the termination, consent and waiver agreement.
(6)Amounts drawn do not include $0.6 billion and $1.1 billion of debt issued by the Trusts as of March 31, 2025 and December 31, 2024, respectively, which were not sold, but were retained by us as a credit enhancement and therefore have been eliminated from the Total.
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

As of March 31, 2025, we had approximately $11.7 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

Stock Repurchase Programs

On March 5th, 2025, our Board of Directors approved a stock repurchase program to acquire up to $150 million in shares of our outstanding common stock in the open market. There is no expiration date for the repurchase plan. The rationale for this repurchase program, and the amount thereof, was to further optimize our capital ratios, providing capital flexibility for future growth, and strengthening of our capital position over time.

During the three months ended March 31, 2025, under the authorized stock repurchase program, we acquired a total of 2.1 million shares of our common stock for $102 million plus applicable excise tax on stock repurchases. Following their repurchase, these 2.1 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock. As of March 31, 2025, we had $48 million remaining for future repurchases under the authorized stock repurchase program. During April 2025, we repurchased an additional 1.1 million shares, completing the $150 million stock repurchase program. These shares are now also treated as authorized but unissued shares of common stock.

Dividends

During the three months ended March 31, 2025, we paid $12 million in dividends to holders of our common stock. On April 24, 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on June 13, 2025, to stockholders of record at the close of business on May 9, 2025.

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

Cash Flows

The table below summarizes our cash flow activity for the periods indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities:

Table 11: Cash Flows

	Three Months Ended March 31,
	2025	2024
(Millions)
Total cash provided by (used in):
Operating activities	$393	$447
Investing activities	691	720
Financing activities	(562)	(975)
Net increase in cash, cash equivalents and restricted cash	$522	$192

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $393 million and $447 million for the three months ended March 31, 2025 and 2024, respectively. The net cash provided by operating activities during these periods was primarily driven by cash generated from net income for the periods after adjusting for the Provision for credit losses in both periods of comparison.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash provided by investing activities was $691 million and $720 million for the three months ended March 31, 2025 and 2024, respectively. The net cash provided by investing activities during these periods was primarily due to the seasonal paydown of Credit card and other loans.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $562 million and $975 million for the three months ended March 31, 2025 and 2024, respectively. The net cash used in financing activities during the three months ended March 31, 2025 was primarily driven by repayments of debt issued by consolidated variable interest entities (securitizations) and the repurchases of common stock, partially offset by the net issuance of unsecured borrowings under debt agreements. For the three months ended March 31, 2024 the net cash used in financing activities was primarily driven by net repayments of both securitizations and unsecured borrowings, as well as a net decrease in deposits.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we have generally sought to rely on operating efficiencies from scale, technology modernization and digital advancement along with other operational excellence initiatives, as well as expansion in lower cost jurisdictions to offset increased costs of employee compensation and other operating expenses impacted by inflation. We also recognize that a customer’s ability and willingness to repay us has been negatively impacted by factors such as recent inflation and higher interest rates, and the persistent effects therefrom, which results in higher delinquencies and increased credit losses, as reflected in our elevated Reserve rate. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures continue to persist, including due to changes to, or the imposition of, tariffs and/or trade barriers, they could further increase repayment pressure on consumers as well as the risk of a recessionary environment, which may adversely impact our business, results of operations and financial condition.

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

LEGISLATIVE, REGULATORY MATTERS AND CAPITAL ADEQUACY

Our business is subject to extensive federal and state laws and regulations, as well as related regulation and supervision, including by the FDIC, CFPB and other federal and state authorities. Pending and future laws and regulations (federal and state) may adversely impact our business. Without limiting the foregoing, CB is subject to various regulatory capital requirements administered by the Delaware Office of the State Bank Commissioner and the FDIC. CCB is also subject to various regulatory capital requirements administered by the Utah Department of Financial Institutions and the FDIC. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk-weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of March 31, 2025 and 2024, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

The Banks adopted the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of the current expected credit loss (CECL) model on their regulatory capital for two years, until January 1, 2022, after which the effects are phased-in over a three-year period through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL as of January 1, 2020, and 25% of subsequent changes in our Allowance for credit losses during each quarter of the two-year period ended December 31, 2021. In accordance with the interim final rule, we began to ratably phase-in these effects on January 1, 2022, and as of January 1, 2025 had fully phased-in all such effects.

As of March 31, 2025, the actual capital ratios and minimum ratios for the Company, as well as each Bank, are as follows:

Table 12: Capital Ratios

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	12.0%	4.5%	6.5%
Tier 1 capital ratio (2)	12.0	6.0	8.0
Total risk-based capital ratio (3)	15.5	8.0	10.0
Tier 1 leverage capital ratio (4)	10.3	4.0	5.0
Total risk-weighted assets (5)	$18,810

Comenity Bank
Common equity tier 1 capital ratio (1)	17.0%	4.5%	6.5%
Tier 1 capital ratio (2)	17.0	6.0	8.0
Total risk-based capital ratio (3)	18.4	8.0	10.0
Tier 1 leverage capital ratio (4)	14.8	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	15.3%	4.5%	6.5%
Tier 1 capital ratio (2)	15.3	6.0	8.0
Total risk-based capital ratio (3)	18.9	8.0	10.0
Tier 1 leverage capital ratio (4)	13.2	4.0	5.0
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
(3)Total risk-based capital ratio represents total capital divided by total risk-weighted assets. In the calculation of total capital, we follow the Basel III Standardized Approach and therefore tier 1 capital has been increased by tier 2 capital, which for us is comprised of subordinated notes, as well as the allowable portion of the Allowance for credit losses. See below for a reconciliation of our Total stockholders’ equity under GAAP to tier 1 and tier 2 capital under the Basel III Standardized Approach.
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

The following table provides a reconciliation of our Total stockholders’ equity under GAAP to Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital, Tier 2 capital and Total capital, as of the date presented:

March 31, 2025
(Millions)
Total stockholders’ equity	$3,068

Less:
Goodwill (1)	594
Intangible assets	105
Other	103
Common equity tier 1 capital	2,266

Tier 1 capital	2,266

Subordinated notes	400
Qualifying allowance for credit losses (2)	261
Tier 2 capital	661

Total capital	$2,927
__________________________________
(1)Goodwill, net of the related $40 million deferred tax liability.
(2)The allowable portion of the Allowance for credit losses, which is a maximum of 1.25% of RWA and is net of applicable CECL phase-in adjustments.

The following table provides the changes in our Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital and Tier 2 capital for the period presented:

Three months ended March 31, 2025
(Millions)
Common equity tier 1 capital beginning balance	$2,474
Net income applicable to common equity	138
Dividends declared on common stock	(11)
Repurchases of common stock	(102)
CECL phase-in adjustment	(139)
Changes in additional paid-in capital	(11)
Changes in intangible assets	8
Other	(91)
Common equity tier 1 capital	2,266

Tier 1 capital	2,266

Tier 2 capital beginning balance	271
Change in subordinated notes	400
Change in qualifying allowance for credit losses	(10)
Tier 2 capital	661

Total capital	$2,927

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

In November 2023, following the consent of the Board of Managers of Comenity Servicing LLC (the Servicer), the FDIC issued a consent order to the Servicer. The Servicer is not one of our Bank subsidiaries, but is our wholly-owned subsidiary that services substantially all of our loans. The consent order arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and addresses certain shortcomings in the Servicer’s information technology (IT) systems development, project management, business continuity management, cloud operations, and third-party oversight. The Servicer entered into the consent order for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the order. The consent order does not contain any monetary penalties or fines.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” included in our 2024 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the “Recently Issued Accounting Standards” in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited Consolidated Financial Statements.

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
•global political and public health events and conditions, including significant shifts in trade policy, such as changes to, or the imposition of, tariffs and/or trade barriers and any economic impacts, volatility, uncertainty and geopolitical instability resulting therefrom, as well as ongoing wars and military conflicts and natural disasters;
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
•any tax or other liability or adverse impacts arising out of or related to the spinoff of our former LoyaltyOne segment or the bankruptcy filings of Loyalty Ventures Inc. (LVI) and certain of its subsidiaries and subsequent litigation or other disputes; and
•those factors identified in our filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2024 Form 10-K and this quarterly report.

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

Item 1. Financial Statements.
BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2025	2024
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,185	$1,247
Interest on cash and investment securities	46	53
Total interest income	1,231	1,300
Interest expense
Interest on deposits	138	155
Interest on borrowings	87	93
Total interest expense	225	248
Net interest income	1,006	1,052
Non-interest income
Interchange revenue, net of retailer share arrangements	(83)	(92)
Other	47	31
Total non-interest income	(36)	(61)
Total net interest and non-interest income	970	991
Provision for credit losses	296	321
Total net interest and non-interest income, after provision for credit losses	674	670
Non-interest expenses
Employee compensation and benefits	215	213
Card and processing expenses	82	86
Information processing and communication	81	74
Marketing expenses	35	28
Depreciation and amortization	21	23
Other	43	58
Total non-interest expenses	477	482
Income from continuing operations before income taxes	197	188
Provision for income taxes	55	53
Income from continuing operations	142	135
Loss from discontinued operations, net of income taxes (1)	(4)	(1)
Net income	$138	$134

Basic income per share (Note 16)
Income from continuing operations	$2.89	$2.74
Loss from discontinued operations	(0.08)	(0.03)
Net income per share	$2.81	$2.71

Diluted income per share (Note 16)
Income from continuing operations	$2.86	$2.73
Loss from discontinued operations	(0.08)	(0.03)
Net income per share	$2.78	$2.70

Weighted average common shares outstanding (Note 16)
Basic	49.0	49.5
Diluted	49.6	49.7
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

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2025	2024
(Millions)
Net income	$138	$134

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	3	(4)
Tax (expense) benefit	(1)	1
Unrealized gain (loss) on available-for-sale debt securities, net of tax	2	(3)

Unrealized gain on cash flow hedges	1	—
Tax expense	—	—
Unrealized gain on cash flow hedges, net of tax	1	—

Other comprehensive income (loss), net of tax	3	(3)

Total comprehensive income, net of tax	$141	$131

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$4,212	$3,679
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities March 31, 2025, $11,674; December 31, 2024, $12,408)	17,815	18,896
Allowance for credit losses	(2,172)	(2,241)
Credit card and other loans, net	15,643	16,655
Investments (Fair value: March 31, 2025, $220; December 31, 2024, $217)	272	266
Property and equipment, net	133	142
Goodwill and intangible assets, net	738	746
Other assets	1,384	1,403
Total assets	$22,382	$22,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$13,099	$13,082
Debt issued by consolidated variable interest entities	3,835	4,558
Long-term and other debt	1,286	999
Other liabilities	1,094	1,201
Total liabilities	19,314	19,840
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 47.6 million shares as of March 31, 2025 and 49.1 million shares as of December 31, 2024.	1	1
Additional paid-in capital	1,960	2,073
Retained earnings	1,126	999
Accumulated other comprehensive loss	(19)	(22)
Total stockholders’ equity	3,068	3,051
Total liabilities and stockholders’ equity	$22,382	$22,891

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2025	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2024	49.1	$1	$2,073	$999	$(22)	$3,051
Net income	—	—	—	138	—	138
Other comprehensive income	—	—	—	—	3	3
Stock-based compensation	—	—	13	—	—	13
Repurchases of common stock	(2.1)	—	(103)	—	—	(103)
Repurchases of Convertible Notes	—	—	(2)	—	—	(2)
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(11)	—	(11)
Issuance of shares to employees, net of shares withheld for employee taxes	0.6	—	(21)	—	—	(21)
Balance as of March 31, 2025	47.6	$1	$1,960	$1,126	$(19)	$3,068

Three Months Ended March 31, 2024	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2023	49.3	$1	$2,169	$767	$(19)	$2,918
Cumulative effect of change in accounting principal (1)	—	—	—	(1)	—	(1)
Net income	—	—	—	134	—	134
Other comprehensive loss	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	14	—	—	14
Repurchases of common stock	(0.2)	—	(11)	—	—	(11)
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(10)	—	(10)
Issuance of shares to employees, net of shares withheld for employee taxes	0.5	—	(9)	—	—	(9)
Balance as of March 31, 2024	49.6	$1	$2,163	$890	$(22)	$3,032
__________________________________
(1)Represents the cumulative effect, net of tax, of adopting the proportional amortization method of accounting for our tax credit investment. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” included in our 2024 Form 10-K.

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$138	$134
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	296	321
Depreciation and amortization	21	23
Deferred income taxes	23	(56)
Non-cash stock compensation	13	15
Amortization of deferred financing costs	4	6
Amortization of deferred origination costs	19	26
Change in other operating assets and liabilities
Change in other assets	(12)	(3)
Change in other liabilities	(109)	(23)
Other	—	4
Net cash provided by operating activities	393	447

CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	697	746
Purchases of investments	(6)	(12)
Maturities of investments	5	3
Other, including capital expenditures	(5)	(17)
Net cash provided by investing activities	691	720

CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	400	300
Repayments/maturities of unsecured borrowings under debt agreements	(111)	(407)
Debt issued by consolidated variable interest entities	—	200
Repayments/maturities of debt issued by consolidated variable interest entities	(724)	(740)
Net increase (decrease) in deposits	17	(293)
Payment of deferred financing costs	(8)	(4)
Dividends paid	(12)	(11)
Repurchase of common stock	(103)	(11)
Other	(21)	(9)
Net cash used in financing activities	(562)	(975)

Change in cash, cash equivalents and restricted cash	522	192
Cash, cash equivalents and restricted cash at beginning of period	3,714	3,616
Cash, cash equivalents and restricted cash at end of period	$4,236	$3,808

SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents reconciliation
Cash and cash equivalents	$4,212	$3,789
Restricted cash included within Other Assets	24	19
Total cash, cash equivalents and restricted cash	$4,236	$3,808

The unaudited Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations.

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

We are a tech-forward financial services company that provides simple, personalized payment, lending, and saving solutions to millions of U.S. consumers. Our payment solutions, including Bread Financial general purpose credit cards and savings products, empower our customers and their passions for a better life. Additionally, we deliver growth for some of the most recognized brands in travel and entertainment, health and beauty, jewelry and specialty apparel through our private label and co-brand credit cards and pay-over-time products providing choice and value to our shared customers.

We have continued to diversify our product mix with our brand partners through growth of our co-brand credit card programs, which, relative to our private label credit card programs, have higher credit sales per account and an improved credit risk mix that generally results in higher transactor balances, lower delinquencies and late fees, as well as lower losses. We also offer our proprietary credit cards along with the expansion of our Bread Pay products, which are our installment loans and “split-pay” offerings.

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

BASIS OF PRESENTATION

These unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 14, 2025 (the 2024 Form 10-K). If not significantly different, certain note disclosures included therein have been omitted from these unaudited Consolidated Financial Statements.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies as discussed in Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” included in our 2024 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The following table provides Credit card and other loans, as of the dates presented:

	March 31, 2025	December 31, 2024
(Millions)
Credit card loans	$17,520	$18,586
Other loans	295	310
Total credit card and other loans (1)(2)	17,815	18,896
Less: Allowance for credit losses	(2,172)	(2,241)
Credit card and other loans, net	$15,643	$16,655
__________________________________
(1)Includes $11.7 billion and $12.4 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of March 31, 2025 and December 31, 2024, respectively.
(2)Includes $372 million and $378 million, of accrued interest and fees that have not yet been billed to cardholders as of March 31, 2025 and December 31, 2024, respectively.

Credit Card and Other Loans Aging

The following table provides the delinquency trends of our Credit card and other loans portfolio, based on the amortized cost, as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
March 31, 2025	$338	$280	$682	$1,300	$16,119	$17,419

December 31, 2024	$369	$288	$730	$1,387	$17,105	$18,492
__________________________________
(1)Other loans delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the primary difference between the amortized cost basis included in the table

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
above and the carrying value of our Credit card and other loans relates to the exclusion of unbilled finance charges and fees from the amortized cost basis. As of March 31, 2025 and December 31, 2024, accrued interest and fees that have not yet been billed to cardholders were $372 million and $378 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due, this practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 3.5% and 5.5% for the three months ended March 31, 2025 and 2024. Our re-aging practices comply with regulatory guidelines.

Credit Quality Indicators for Our Credit Card and Other Loans

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates, which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio and the success of our collection and recovery efforts. These rates also reflect, more broadly, the general macroeconomic conditions, including the compounding effect of persistent inflation relative to wage growth, and higher interest rates. Our Delinquency and Net principal loss rates are also impacted by the size of our Credit card and other loans portfolio, which serves as the denominator in the calculation of these rates. Accordingly, changes in the size of our portfolio (whether due to credit tightening, acquisitions or dispositions of portfolios, or otherwise) may cause movements in our Delinquency and Net principal loss rates that are not necessarily indicative of the underlying credit quality of the overall portfolio.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., principal balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit card and other loans as of the same period-end. Our Delinquency rate was 5.9% as of both March 31, 2025 and December 31, 2024.

Net Principal Losses: Our net principal losses include the principal amount of losses that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Our credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Our pay-over-time products, which include installment loans and “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for credit card loans and 120 days past due for installment loans and “split-pay” offerings. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $250 million and $278 million for the three months ended March 31, 2025 and 2024.

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period, using an average daily balance calculation methodology. For the three months ended March 31, 2025 and 2024, our Net principal loss rates were 8.2% and 8.5%, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Overall Credit Quality: As part of our credit risk management activities for our credit card loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders’ broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes less than 0.1% of the total credit card loans balance as of both March 31, 2025 and December 31, 2024, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of credit card loans by Vantage score as of the dates presented:

	Vantage
	March 31, 2025			December 31, 2024
	661 or Higher	601 to 660	600 or Lower	661 or Higher	601 to 660	600 or Lower
Credit card loans	57%	27%	16%	58%	27%	15%

As part of our credit risk management activities for our Other loans portfolio, we also assess overall credit quality by reviewing information from credit bureaus. We have historically utilized Fair Isaac Corporation (FICO) credit scores to assist in our assessment of the credit quality for our Other loans portfolio, but in early 2024 we completed a transition to Vantage scoring. The scoring scale produced by both FICO and Vantage is similar in that scores of 600 or less are considered weaker scores and as per our categorization method would have the highest credit risk. The amortized cost basis of Other loans totaled $283 million and $298 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, approximately 85% of these loans were originated with customers with scores of 661 or above, and correspondingly approximately 15% of these loans were originated with customers with scores below 661. Similarly, as of December 31, 2024, approximately 84% and 16% of these loans were originated with customers with FICO scores of 661 or above, and below 661, respectively.

Modified Credit Card Loans

Consumer Relief Programs

As part of our collections strategy, we may offer temporary and short term programs in order to improve the likelihood of collections and meet the needs of our customers. For example, as a result of hurricanes Helene and Milton in September and October of 2024, respectively, we froze delinquency progression for cardholders in Federal Emergency Management Agency (FEMA) identified impact zones for one billing cycle. Our modifications, for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these consumer relief programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our consumer relief programs to determine if they represent a more than insignificant delay in payment granted to borrowers experiencing financial difficulty, in which case they would then be considered a Loan Modification. Loans in these short term programs that are determined to be Loan Modifications, will be included as such in the disclosure below.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The following table provides information relating to credit card loans to borrowers experiencing financial difficulty that were granted a concession under a Loan Modification program during the periods presented:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)
(Millions, except percentages)
Credit card loans	$101	0.6%	22.8%	$115	0.7%	21.3%
__________________________________
(1)Represents the outstanding balances as of March 31, 2025 and 2024, of all Loan Modifications undertaken in the past three months, for credit card loans that remain in modification programs as of March 31, 2025 and 2024, respectively. The outstanding balances include principal, accrued interest and fees.

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

The following table provides the performance of our credit card loans that were modified within the 12 months prior to the dates presented and remain in a Loan Modification program as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications - Credit Card Loans
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
March 31, 2025	$21	$18	$19	$58	$249	$307

December 31, 2024	$21	$18	$22	$61	$242	$303

The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates, for the periods presented; the probability of default is factored into the Allowance for credit losses:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	7,806	$15	8,653	$15

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and across our credit card loan portfolio, by monitoring the size and maturity of our loan portfolio and applying consistent risk-based underwriting standards reflective of current and anticipated macroeconomic conditions. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $101 billion and $103 billion as of March 31, 2025 and December 31, 2024, respectively. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of March 31, 2025 and December 31, 2024, there were no credit card loans held for sale.

In late April 2024 we sold a credit card loan portfolio for cash consideration of $102 million. We recognized a gain on sale in April 2024 that was subsequently adjusted during the second half of 2024 to recognize an incremental amount due under the purchase and sale agreement.

Portfolio Acquisitions

In August 2024, we acquired a credit card loan portfolio for cash consideration of approximately $378 million.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Other Loans

We measure our Allowance for credit losses on Other loans, consisting primarily of our installment loans and “split-pay” offerings, using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of March 31, 2025 and December 31, 2024, the Allowance for credit losses on Other loans was $29 million and $30 million, respectively.

Allowance for Credit Losses Rollforward

The following table provides our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on other loans is insignificant and therefore has been included in the table below for the periods presented:

	Three Months Ended March 31,
	2025	2024
(Millions)
Beginning balance	$2,241	$2,328

Provision for credit losses (1)	296	321
Net principal losses (2)	(365)	(394)
Ending balance	$2,172	$2,255
__________________________________
(1)Provision for credit losses includes a build/release for the Allowance, as well as replenishment of Net principal losses.
(2)Net principal losses are presented net of recoveries of $96 million and $100 million for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025 the balance of the Allowance for credit losses decreased, due primarily to the decrease in Credit card and other loans as seasonally higher transactor balances from the fourth quarter of 2024 were paid down in the first quarter of 2025. Our reserve rate was 12.2% as of March 31, 2025, reflecting appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Under the Indentures of each Trust and their Indenture Supplements, we are required to maintain minimum interests in our Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three months ended March 31, 2025 and 2024, no such triggering events occurred.

The following tables provide the total securitized credit card loans and related delinquencies, and net principal losses of securitized credit card loans for the periods presented:

	March 31, 2025	December 31, 2024
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$11,674	$12,408
Of which: principal amount of credit card loans 91 days or more past due	$284	$305

	Three Months Ended March 31,
	2025	2024
(Millions)
Net principal losses of securitized credit card loans	$215	$221

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides a summary of our Investments as of the dates presented:

	March 31, 2025	December 31, 2024
(Millions)
Investment securities:
Available-for-sale debt securities	$172	$170
Equity securities	48	47
Total investment securities	220	217
Equity method and other investments	52	49
Total Investments	$272	$266

For AFS debt securities in an unrealized loss position, any estimated credit losses are recognized in the Consolidated Statements of Income by establishing or adjusting an existing Allowance for credit losses for such losses. We typically invest in highly-rated securities with low probabilities of default; therefore, we did not have an Allowance for credit losses as of March 31, 2025 and December 31, 2024, and did not recognize any credit losses for the periods presented. Any unrealized gains, or any portion of an AFS debt security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. Realized gains and losses are recorded in Other non-interest expenses in the Consolidated Statements of Income upon disposition of the AFS debt security, using the specific identification method. Gains and losses on investments in equity securities and CRA-related equity method investments are recorded in Other non-interest expenses in the Consolidated Statements of Income.

The table below provides unrealized gains and losses on AFS debt securities as of the dates presented:

	March 31, 2025				December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$194	$—	$(22)	$172	$195	$—	$(25)	$170
Total	$194	$—	$(22)	$172	$195	$—	$(25)	$170

The following tables provide information about AFS debt securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position, as of the dates presented:

	March 31, 2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$19	$—	$143	$(22)	$162	$(22)
Total	$19	$—	$143	$(22)	$162	$(22)

	December 31, 2024
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$27	$—	$140	$(25)	$167	$(25)
Total	$27	$—	$140	$(25)	$167	$(25)

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of March 31, 2025, our AFS debt securities included mortgage-backed securities, which do not have a single maturity date, with an amortized cost and estimated fair value of $167 million and $147 million, respectively, and municipal bonds, all of which have a maturity date greater than ten years, with an amortized cost and estimated fair value of $27 million and $25 million, respectively.

There were no realized gains or losses from the sale of any investment securities for the three months ended March 31, 2025 and 2024.

6. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of the dates presented:

	March 31, 2025	December 31, 2024
(Millions)
Interest-bearing	$13,072	$13,055
Non-interest-bearing (including cardholder credit balances)	27	27
Total deposits	$13,099	$13,082

Deposits by deposit type were as follows as of the dates presented:

	March 31, 2025	December 31, 2024
(Millions)
Savings accounts
Direct-to-consumer (retail)	$3,546	$3,226
Wholesale	3,601	3,601
Certificates of deposit
Direct-to-consumer (retail)	4,376	4,461
Wholesale	1,549	1,767
Cardholder credit balances	27	27
Total deposits	$13,099	$13,082

The scheduled maturities of certificates of deposit were as follows as of March 31, 2025:

(Millions)
2025 (1)	$3,980
2026	925
2027	783
2028	195
2029	35
Thereafter	7
Total certificates of deposit	$5,925
__________________________________
(1)The 2025 balance includes $3 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of March 31, 2025 and December 31, 2024, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $592 million (4% of Total deposits) and $574 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. BORROWINGS OF LONG-TERM AND OTHER DEBT

Long-term and other debt consisted of the following as of the dates presented:

Description	March 31, 2025	December 31, 2024	Contractual Maturities	Interest Rates
(Millions, except percentages)
Long-term and other debt:
Revolving line of credit	$—	$—	October 2028	(1)
Senior notes due 2026	—	100	January 2026	7.00%
Convertible senior notes due 2028	3	10	June 2028	4.25%
Senior notes due 2029	900	900	March 2029	9.75%
Subordinated notes due 2035	400	—	June 2035	8.38%
Subtotal	1,303	1,010
Less: Unamortized debt issuance costs	17	11
Total long-term and other debt	$1,286	$999

Debt issued by consolidated VIEs:
Fixed rate asset-backed term note securities	$1,350	$1,350	Various – May 2026 to Jul. 2027	4.62% to 5.47%
Conduit asset-backed securities	2,490	3,213	Various – Sep. 2025 to Feb. 2026	(2)
Subtotal	3,840	4,563
Less: Unamortized debt issuance costs	5	5
Total debt issued by consolidated VIEs	$3,835	$4,558

Total borrowings of long-term and other debt	$5,121	$5,557
______________________________
(1)The interest rate is based upon the Secured Overnight Financing Rate (SOFR) plus an applicable margin.
(2)The interest rate is based upon SOFR, or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. As of March 31, 2025 the interest rates ranged from 5.27% to 5.44% with a weighted average rate of 5.38%. As of December 31, 2024 the interest rates ranged from 5.48% to 5.60% with a weighted average rate of 5.54%.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of March 31, 2025, we were in compliance with all such covenants.

Long-term and Other Debt

During the first quarter of 2025, we engaged in a number of financing-related transactions, including the repurchase of another portion of our 4.25% Convertible Senior Notes due 2028, and redeeming the remaining $100 million in aggregate principal amount of our 7.000% Senior Notes due 2026, in each case with cash on hand. In addition, we closed on our offering of $400 million aggregate principal amount of 8.375% Fixed-Rate Reset Subordinated Notes due 2035. Each of these transactions, as well as other matters relating to our liquidity and capital resources during the first quarter, are described in more detail below.

Credit Agreements

In October 2024, we entered into our amended credit agreement with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility), which matures in October 2028. As of March 31, 2025, our Revolving Credit Facility was undrawn and all $700 million remained available for future borrowings.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

7.000% Senior Notes due 2026

In September 2020, we issued and sold $500 million aggregate principal amount of 7.000% Senior Notes due January 15, 2026 (the Senior Notes due 2026). The Senior Notes due 2026 accrue interest on the outstanding principal amount at the rate of 7.000% per annum from September 22, 2020, payable semi-annually in arrears, on March 15 and September 15 of each year, beginning on March 15, 2021. The Senior Notes due 2026 will mature on January 15, 2026, subject to earlier repurchase or redemption. In January 2024, we redeemed $400 million in aggregate principal amount of the Senior Notes due 2026 and in January 2025, with cash on hand we redeemed the remaining $100 million.

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

For additional information on the issuance of our Convertible Notes and our Capped Call transactions, see Note 10, “Borrowings of Long-Term and Other Debt” to our 2024 Form 10-K.

During the first quarter of 2025, a holder of Convertible Notes approached us to repurchase Convertible Notes, and we entered into a privately-negotiated repurchase agreement with the holder, repurchasing $7 million aggregate principal amount of outstanding Convertible Notes. The final purchase price, or settlement value, for the repurchase was $11 million, which was funded with cash on hand. In connection with the repurchase, we recognized a $2 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $2 million reduction in Additional paid-in capital (APIC) related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact.

Following the settlement of these repurchases, $3 million of Convertible Notes remained outstanding as of March 31, 2025. We may, from time to time, seek to retire or repurchase our remaining outstanding Convertible Notes through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise.

The March 2025 repurchase was negotiated and settled during the quarter, therefore, there were no embedded conversion features requiring bifurcation and derivative accounting as of March 31, 2025.

All of the Capped Call transactions continue to remain outstanding, notwithstanding repurchases of our Convertible Notes. Although we do not trade or speculate in derivatives, we may seek to opportunistically terminate the Capped Call transactions (in full or in part from time to time) or leave the Capped Call transactions outstanding, possibly until maturity, in any such case with the objective of optimizing the shareholder value we receive under these transactions.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

8.375% Subordinated Notes Due 2035

In March 2025, we issued and sold $400 million 8.375% Fixed-Rate Reset Subordinated Notes due June 2035 (the Subordinated Notes). The Subordinated Notes were issued pursuant to an indenture between the Company and U.S. Bank Trust Company, National Association, as trustee. The Subordinated Notes accrue interest on the outstanding principal amount (i) at a rate per annum equal to 8.375% from, and including, March 10, 2025, to, but excluding, June 15, 2030 (the Reset Date), and (ii) from, and including, the Reset Date to, but excluding, the maturity date at a rate per annum equal to the Five-Year U.S. Treasury Rate as of the date that is two business days prior to the Reset Date, plus 430 basis points. Interest on the Subordinated Notes is payable semiannually in arrears in June and December of each year, beginning in June 2025. The Subordinated Notes will mature in June 2035, unless earlier repurchased or redeemed.

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

The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:

(Millions)	December 31, 2024		Commitment	March 31, 2025
Conduit Facilities	Capacity	Drawn (6)	Change	Capacity	Drawn (6)	Maturity Date (7)
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$1,955	$—	$2,650	$1,588	October 2025
WFNMT 2009-VFC1 (2)	—	141	—	—	67	—
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	867	(250)	2,000	585	February 2026
CCAST 2023-VFN1 (4)	250	250	—	250	250	September 2025
CCAST 2024-VFN1 (5)	200	—	(200)	—	—	—
Total	$5,350	$3,213	$(450)	$4,900	$2,490
__________________________________
(1)2009-VFN Conduit issued under World Financial Network Credit Card Master Note Trust (WFNMNT).

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(2)2009-VFC1 Conduit issued under World Financial Network Credit Card Master Trust III (WFNMT). In October 2024, the revolving period of the 2009-VFC1 Conduit expired and the Conduit Facility entered controlled amortization, meaning the period in which principal collections are accumulated to pay down the outstanding principal amount of the notes issued under the Conduit Facility.
(3)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT). In February 2025, the 2009-VFN Conduit commitment was reduced by $250 million to $2 billion, and the Maturity Date extended to February 2026.
(4)2023-VFN1 Conduit issued under Comenity Capital Asset Securitization Trust (CCAST).
(5)2024-VFN1 Conduit issued under CCAST was retired in February 2025 pursuant to the termination, consent and waiver agreement.
(6)Amounts drawn do not include $0.6 billion and $1.1 billion of debt issued by the Trusts as of March 31, 2025 and December 31, 2024, respectively, which were not sold, but were retained by us as a credit enhancement and therefore have been eliminated from the Total.
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

8. DERIVATIVES AND HEDGING ACTIVITIES

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

Risk Management Objectives of Using Derivatives

We enter into derivative transactions to support our overall risk management activities. Our primary risks stem from the impact on our earnings and economic value of equity due to changes in interest rates, and to a lesser extent, changes in foreign exchange rates. Beginning in October 2024, we manage our interest rate sensitivity in part by changing the duration and re-pricing characteristics of a portion of our variable rate credit card loan portfolio by using interest rate swaps. We also use foreign currency forwards to limit our earnings and capital exposures to foreign exchange risk by hedging our limited exposures denominated in foreign currencies, in particular, Canadian dollars. We designate our interest rate swaps as qualifying accounting cash flow hedges, and account for our foreign currency forwards as economic hedges (as the criteria under GAAP for hedge accounting designation have not been met).

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

Specifically, we entered into receive-fixed, pay-floating interest rate swaps to modify the interest rate characteristics of designated credit card loans from a floating rate to a fixed rate in order to reduce the impact of changes in forecasted future cash flows due to fluctuations in market interest rates. As of both March 31, 2025 and December 31, 2024, we had outstanding interest rate swaps with a total notional amount of $1.5 billion. The maximum period over which forecasted interest accruals were hedged with these interest rate swaps was approximately 1.5 years as of March 31, 2025. The impacts of our cash flow hedges were insignificant to the Consolidated Financial Statements for the periods presented on both a gross basis and, where applicable, a net basis.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Additionally, within the next 12 months, we expect to reclassify an insignificant loss recognized in Accumulated other comprehensive loss as of March 31, 2025 into our Consolidated Statements of Income. The actual amount reclassified into earnings may vary due to market conditions and adjustments made as part of our ongoing risk management strategy.

•Economic hedges: Our economic hedges use derivatives to hedge the risk of changes in foreign currency exchange rates. Changes in the fair value of derivatives used in economic hedges are recognized in Other non-interest expense in our Consolidated Statements of Income.

As of both March 31, 2025 and December 31, 2024, we had outstanding foreign currency forwards with a total notional amount of $73 million. The impacts of our economic hedges were insignificant to the Consolidated Financial Statements for the periods presented.

The notional amounts disclosed above are not exchanged on our derivatives. While these notional amounts provide an indication of the volume of our derivative activity, they significantly exceed, in our view, the possible losses that could arise from the associated transactions.

9. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the periods presented:

	Three Months Ended March 31,
	2025	2024
(Millions)
Payment protection products	$29	$31
Other (1)	18	—
Total other non-interest income	$47	$31
__________________________________
(1)Primarily related to implemented pricing actions, including paper statement fees.

The following table provides the components of Other non-interest expenses for the periods presented:

	Three Months Ended March 31,
	2025	2024
(Millions)
Professional services and regulatory fees	$29	$29
Occupancy expense	5	6
Other (1)	9	23
Total other non-interest expenses	$43	$58
__________________________________
(1)Primarily related to costs associated with various other individually insignificant operating activities.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the three months ended March 31, 2025 and 2024, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

The following table summarizes the carrying values and fair values of our financial assets and financial liabilities as of the dates presented:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$15,643	$17,856	$16,655	$19,011
Investment securities	220	220	217	217
Financial liabilities
Deposits	13,099	13,107	13,082	13,087
Debt issued by consolidated VIEs	3,835	3,854	4,558	4,572
Long-term and other debt	$1,286	$1,347	$999	$1,085

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize our financial instruments measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs, as of the dates presented:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$220	$48	$172	$—
Total assets measured at fair value	$220	$48	$172	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$217	$47	$170	$—
Total assets measured at fair value	$217	$47	$170	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including equity method investments, property and equipment, right-of-use assets, deferred contract costs, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. We did not have any impairments for the three months ended March 31, 2025 or March 31, 2024.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	March 31, 2025
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$17,856	$—	$—	$17,856
Total	17,856	—	—	17,856

Financial liabilities
Deposits	13,107	—	13,107	—
Debt issued by consolidated VIEs	3,854	—	3,854	—
Long-term and other debt	1,347	—	1,347	—
Total	$18,308	$—	$18,308	$—

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$19,011	$—	$—	$19,011
Total	19,011	—	—	19,011

Financial liabilities
Deposits	13,087	—	13,087	—
Debt issued by consolidated VIEs	4,572	—	4,572	—
Long-term and other debt	1,085	—	1,085	—
Total	$18,744	$—	$18,744	$—

11. REGULATORY MATTERS AND CAPITAL ADEQUACY

Regulatory Matters

Our business is subject to extensive federal and state laws and regulations, as well as related regulation and supervision, including by the FDIC, CFPB and other federal and state authorities. Pending and future laws and regulations (federal and state) may adversely impact our business. Without limiting the foregoing, CB is subject to various regulatory capital requirements administered by the Delaware Office of the State Bank Commissioner and the FDIC. CCB is also subject to various regulatory capital requirements administered by the Utah Department of Financial Institutions and the FDIC. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk-weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of March 31, 2025 and 2024, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

As of March 31, 2025 the actual capital ratios and minimum ratios for the Company, as well as each Bank, are as follows:

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	12.0%	4.5%	6.5%
Tier 1 capital ratio (2)	12.0	6.0	8.0
Total risk-based capital ratio (3)	15.5	8.0	10.0
Tier 1 leverage capital ratio (4)	10.3	4.0	5.0
Total risk-weighted assets (5)	$18,810

Comenity Bank
Common equity tier 1 capital ratio (1)	17.0%	4.5%	6.5%
Tier 1 capital ratio (2)	17.0	6.0	8.0
Total risk-based capital ratio (3)	18.4	8.0	10.0
Tier 1 leverage capital ratio (4)	14.8	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	15.3%	4.5%	6.5%
Tier 1 capital ratio (2)	15.3	6.0	8.0
Total risk-based capital ratio (3)	18.9	8.0	10.0
Tier 1 leverage capital ratio (4)	13.2	4.0	5.0
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
(3)Total risk-based capital ratio represents total capital divided by total risk-weighted assets. In the calculation of total capital, we follow the Basel III Standardized Approach and therefore tier 1 capital has been increased by tier 2 capital, which for us is comprised of subordinated notes, as well as the allowable portion of the Allowance for credit losses.
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

In November 2023, following the consent of the Board of Managers of Comenity Servicing LLC (the Servicer), the FDIC issued a consent order to the Servicer. The Servicer is not one of our Bank subsidiaries, but is our wholly-owned subsidiary that services substantially all of our loans. The consent order arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and addresses certain shortcomings in the Servicer’s information technology (IT) systems development, project management, business continuity management, cloud operations, and third-party oversight. The Servicer entered into the consent order for the purpose of resolving these matters without admitting or

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
denying any violations of law or regulation set forth in the order. The consent order does not contain any monetary penalties or fines.

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

12. COMMITMENTS AND CONTINGENCIES

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

We and certain current and former members of our management team have also been named as defendants in other litigation matters relating to the LVI spinoff. LoyaltyOne, Co. (the LVI subsidiary that operated its Canadian AIR MILES business) filed suit against us and our general counsel in the Ontario Superior Court of Justice in Canada on October 18, 2023, in an action captioned LoyaltyOne, Co. v. Bread Financial Holdings, Inc. et al. The lawsuit asserts that our general counsel, in his capacity as a pre-spinoff director of LoyaltyOne, Co., breached various fiduciary duties owed to LoyaltyOne, Co. in connection with the LVI spinoff and certain other transactions, and that Bread Financial assisted in and benefited from those breaches. The lawsuit seeks damages in the amount of $775 million. LoyaltyOne, Co. is also contesting our entitlement to certain potential tax refunds under the tax matters agreement, in proceedings pursuant to the Canadian Companies’ Creditors Arrangement Act in the Commercial List of the Ontario Superior Court of Justice, captioned In re Matter of a Plan of Compromise or Arrangement of LoyaltyOne, Co., Case No. CV-23-00696017-00CL (the Tax Matters Dispute). In July 2024, the judge presiding over the Tax Matters Dispute issued an order in our favor, and LoyaltyOne, Co. filed a motion for leave to appeal that order, which motion was dismissed by the Court of Appeal for Ontario in March 2025. LoyaltyOne, Co. has indicated that it will continue to seek to contest our entitlement to these potential tax refunds. Finally, on April 27, 2023, we and certain current and former members of our management team were named as defendants in a putative federal securities class action filed in the United States District Court for the Southern District of Ohio, captioned Newtyn Partners, LP v. Alliance Data Systems n/k/a Bread Financial Holdings, Inc.,

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Case No. 23-cv-1451-EAS (S.D. Ohio), concerning disclosures made about LVI’s business prior to the spinoff. The lead plaintiff in this matter filed an amended complaint on March 21, 2024 and is seeking, among other things, a class action designation and an award of damages in an amount to be proven at trial, plus fees and expenses. In March 2025, the United States District Court for the Southern District of Ohio granted our and the other defendants’ motions to dismiss in full and with prejudice; the court entered judgment in favor of all defendants and terminated the case. The plaintiffs have filed a notice of appeal of the court’s ruling in this matter.

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

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of Accumulated other comprehensive loss, net of tax effects, are as follows for the periods presented:

Three Months Ended March 31, 2025	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated other comprehensive loss
(Millions)
Balance as of December 31, 2024	$(19)	$—	$(3)	$(22)
Changes in other comprehensive income	2	1	—	3
Balance as of March 31, 2025	$(17)	$1	$(3)	$(19)

Three Months Ended March 31, 2024	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated other comprehensive loss
(Millions)
Balance as of December 31, 2023	$(16)	$—	$(3)	$(19)
Changes in other comprehensive loss	(3)	—	—	(3)
Balance as of March 31, 2024	$(19)	$—	$(3)	$(22)

14. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On March 5th, 2025, our Board of Directors approved a stock repurchase program to acquire up to $150 million in shares of our outstanding common stock in the open market. There is no expiration date for the repurchase plan. The rationale for this repurchase program, and the amount thereof, was to further optimize our capital ratios, providing capital flexibility for future growth, and strengthening of our capital position over time.

During the three months ended March 31, 2025, under the authorized stock repurchase program, we acquired a total of 2.1 million shares of our common stock for $102 million plus applicable excise tax on stock repurchases. Following their

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
repurchase, these 2.1 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock. As of March 31, 2025, we had $48 million remaining for future repurchases under the authorized stock repurchase program. During April 2025, we repurchased an additional 1.1 million shares, completing the $150 million stock repurchase program. These shares are now also treated as authorized but unissued shares of common stock.

Stock Compensation Expense

During the three months ended March 31, 2025, we awarded 804,763 service-based restricted stock units (RSUs) with a weighted average grant date fair market value per share of $61.92 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by us on each such vesting date.

During the three months ended March 31, 2025, we awarded 141,117 performance-based restricted stock units with a fair market value of approximately $61.95. Performance-based RSUs cliff vest at the end of three years, if specific performance measures tied to our financial performance are met. For the performance-based RSUs awarded in 2025, the predefined vesting criteria permit a range from 0% to 160% to be earned, subject to a market-based condition. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. If the performance targets are met, the awards will vest with respect to the entire award on February 18, 2028, provided that the participant is employed by us on the vesting date (subject to certain limited exceptions, such as death, disability and qualifying retirements).

For the three months ended March 31, 2025 and 2024, we recognized $13 million and $14 million in stock-based compensation expense, respectively.

Dividends

During the three months ended March 31, 2025, we paid $12 million in dividends to holders of our common stock. On April 24, 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on June 13, 2025, to stockholders of record at the close of business on May 9, 2025.

15. INCOME TAXES

The Provision for income taxes increased for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, primarily driven by an increase in Income from continuing operations before income taxes in the current year period relative to the prior year period. The effective tax rate was 28.1% for each of the three-month periods.

We file income tax returns in U.S. federal, state and foreign jurisdictions, as applicable. U.S. federal income tax returns are no longer subject to examination for years before 2015, and with a few exceptions, state and local income tax returns are no longer subject to examination for years before 2015. Foreign income tax returns are no longer subject to examination for years before 2018.

16. EARNINGS PER SHARE

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2025	2024
(Millions, except per share amounts)
Numerator
Income from continuing operations	$142	$135
Loss from discontinued operations, net of income taxes (1)	(4)	(1)
Net income	$138	$134

Denominator
Weighted average common stock outstanding – basic	49.0	49.5
Weighted average effect of dilutive securities
Add: net effect of dilutive unvested restricted stock awards (2)	0.6	0.2
Weighted average common stock outstanding – diluted	49.6	49.7

Basic EPS
Income from continuing operations	$2.89	$2.74
Loss from discontinued operations	$(0.08)	$(0.03)
Net income per share	$2.81	$2.71

Diluted EPS
Income from continuing operations	$2.86	$2.73
Loss from discontinued operations	$(0.08)	$(0.03)
Net income per share	$2.78	$2.70
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
(2)As the effect would have been anti-dilutive, for the three months ended March 31, 2025 and 2024, 0.8 million and approximately 2.1 million, respectively, restricted stock awards were excluded from each calculation of weighted average dilutive common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk to current or anticipated earnings, capital or economic value arising from changes in the market value of portfolios, securities or other financial instruments. Market Risk includes interest rate risk which is the risk arising from movements in interest rates. Our principal market risk exposures arise from volatility in interest rates and changes in the relationship between the interest rates on our assets (such as Credit card and other loans and Investments) and the interest rates on our liabilities (such as Deposits, Debt issued by consolidated variable interest entities and Long-term and other debt), which may include repricing risk, basis risk, yield curve risk and options risk, and their consequential impact on economic value, capitalization levels, and earnings.

There has been no material change from our 2024 Form 10-K related to our exposure to interest rate risk or other market risks.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to (i) Part II, Item 1A, “Risk Factors—The LoyaltyOne spinoff could result in substantial tax liability to us and our stockholders, and more generally, we have been adversely affected by LVI’s performance, and we may continue to be adversely affected by LVI’s ongoing bankruptcy proceedings or litigation or other disputes involving or relating to LVI.” of our 2024 Form 10-K, (ii) Note 12, “Commitments and Contingencies” to our unaudited Consolidated Financial Statements, and (iii) “Risk Factors—Legal, Regulatory and Compliance Risks” of our 2024 Form 10-K, each of which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our 2024 Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions)
January 1-31	1,693	$61.25	—	$—
February -1-28	4,564	$61.58	—	—
March 1-31	2,107,038	$48.79	2,097,941	48
Total	2,113,295	$48.83	2,097,941	$48
__________________________________
(1)During the periods presented, (i) 15,354 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the 401(k) Plan and (ii) 2,097,941 shares of our common stock were repurchased by the Company, pursuant to a Rule 10b5-1 trading plan previously adopted by the Company, during an open trading window.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None

(b)None

(c)During the three months ended March 31, 2025, no Section 16 officer or director of the Parent Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

a)Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Sixth Amended and Restated Service Agreement, dated as of January 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	1/2/25

10.2	(a)	Indenture, dated as of March 10, 2025, among Bread Financial Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee (including the form of the Company’s 8.375% Fixed-Rate Reset Subordinated Notes due June 15, 2035).	8-K	4.1	3/10/25

10.3	(b) (c) (d)	First Addendum to Sixth Amended and Restated Service Agreement, dated as of April 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	4/3/25

10.4	(b) (c) (d)	Second Addendum to Sixth Amended and Restated Service Agreement, dated as of April 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.2	4/3/25

10.5	(b) (c) (d)	Service Agreement, dated as of April 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.3	4/3/25

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
**32.1	(a)
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
The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

DATE: April 29, 2025

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: April 29, 2025

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer