Form 10-Q
period 2025-06-30
BREAD FINANCIAL HOLDINGS, INC.
filed 2025-07-29
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 23, 2025, 46,642,430 shares of common stock were outstanding.

BREAD FINANCIAL HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto presented in this quarterly report and the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the SEC) on February 14, 2025 (the 2024 Form 10-K). Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those identified in our other filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2024 Form 10-K and this and our other Quarterly Reports on Form 10-Q.

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

•We may from time to time repurchase debt, including our outstanding senior unsecured notes, subordinated notes or convertible notes. From a GAAP perspective we may pay a premium to induce these repurchases, or in certain cases repurchase at a discount, which would result in an impact to Total non-interest expenses, with a corresponding impact also reflected in Net income and consequently our Earnings per diluted share. We have shown adjustments to these three financial statement line items, for total Company as well as for continuing operations, to exclude the impacts from our repurchased debt transactions. We use Adjusted total non-interest expenses, Adjusted net income, and Adjusted earnings per diluted share to evaluate the ongoing operations of the Company excluding the volatility that can occur from the impacts of our repurchased debt transactions.
•Pretax pre-provision earnings (PPNR) represents Income from continuing operations before income taxes and the Provision for credit losses. PPNR excluding any gain on portfolio sale and impacts from repurchased debt then excludes from PPNR the gain on any portfolio sale in the period, as well as the loss or gain on any repurchased debt in the period. We use PPNR and PPNR excluding any gain on portfolio sale and impacts from repurchased debt as metrics to evaluate our results of operations before income taxes, excluding the movements that can occur within Provision for credit losses and the one-time nature of a gain on the sale of a portfolio and/or the impacts from repurchased debt.
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

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the second quarter of 2025, as well as our related outlook for the remainder of 2025 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations”, “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein, and in our 2024 Form 10-K, which provide further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the discussion included herein is for the three months ended June 30, 2025, compared with the same period in the prior year.

Credit sales of $6.8 billion were up 4% year-over-year driven by new brand partner growth, higher general-purpose spending and overall transaction volume as consumer financial health in 2025 has remained relatively stable, which is reflected in our improving credit metrics. End-of-period credit card and other loans remained relatively flat at $17.7 billion, while Average credit card and other loans decreased 1% to $17.7 billion. As compared with historic trends, continued macroeconomic challenges have resulted in lower consumer spending and the cumulative effect of elevated gross credit losses over the past 12 months adversely impacted loan growth. Total interest income was down 3% from the second quarter of 2024, primarily as a result of lower billed late fees and lower Average credit card and other loans balances, partially offset by lower reversals of fees resulting from lower gross credit losses and the ongoing implementation of pricing actions. Our lower early-stage delinquency volumes and the gradual shift in product mix to a lower proportion of private label accounts, which tend to have higher billed late fees, have resulted in lower overall billed late fees. Net interest margin for the second quarter of 2025 was 17.7%, relative to 18.0% for the second quarter of 2024 driven primarily by lower billed late fees from lower delinquencies. Sequentially, Net interest margin decreased from 18.1% as our Net interest margin trends continue to be impacted by lower billed late fees, as well as an elevated cash position, our gradual shift in product mix toward co-brand cards; partially offset by the ongoing implementation of pricing actions, such as increases to annual percentage rates. Year-over-year, Non-interest income increased $3 million, driven by our implemented pricing actions, inclusive of paper statement fees which we began assessing in second quarter of 2024, partially offset by costs associated with brand partner retailer share arrangements along with a decrease in merchant discount fees due to lower “big ticket” credit sales. We intend to largely maintain our various implemented pricing actions and policies to ensure appropriate risk-based returns and a competitive value proposition for our cardholders. Overall, Total net interest and non-interest income for the quarter was $929 million, down 1% versus the second quarter of 2024.

Provision for credit losses decreased for the quarter ended June 30, 2025, relative to the second quarter of 2024, driven by a $74 million reserve release and net principal losses of $348 million, compared with a $92 million reserve release and net principal losses of $382 million in the prior year period.

Our Allowance for credit losses decreased as of June 30, 2025, relative to December 31, 2024, due primarily to a lower Credit card and other loans balance, as seasonally higher transactor balances from the fourth quarter of 2024 were paid down in the first quarter of 2025. Our reserve rate was 11.9% as of June 30, 2025, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes. From an overall credit quality perspective, our percentage of Vantage 660+ cardholders continues to remain above pre-pandemic levels due to prudent credit management and a more diversified product mix, with co-brand and proprietary cards representing a larger proportion of our portfolio.

Total non-interest expenses of $481 million increased 3% from the second quarter of 2024. The year-over-year increase was primarily driven by an $8 million increase in Other expenses, which includes a $13 million impact from our repurchased debt in the quarter, as discussed further in the paragraph below.

Our efforts to strengthen and optimize our balance sheet are ongoing. In April, we completed our $150 million board authorized share repurchase program, with 3.2 million shares repurchased year-to-date. Additionally, in June we completed a $150 million tender offer for our 9.750% Senior Notes due 2029, using available cash, allowing us to reduce higher cost debt through this repurchase. Our Common equity tier one capital ratio (CET1) of 13.0% decreased from 13.8% in the second quarter of 2024, negatively impacted primarily by the effects from our repurchased debt and shares, partially offset by net earnings over the period. Sequentially, our CET1 ratio improved to 13.0% from 12.0%. Our Total risk-based capital ratio of 16.5% increased from 15.1% in the second quarter of 2024, as a result of net earnings over the period, and our $400 million Subordinated Notes offering in the first quarter of 2025, which increased our Tier 2 capital. Our Total risk-based capital ratio also increased sequentially from 15.5%. Additionally, direct-to-consumer (DTC) deposits increased 12% to $8.1 billion as of June 30, 2025, with average DTC deposits now representing 45% of our total funding, up from 40% a year ago.

On April 15, 2025, the United States District Court for the Northern District of Texas entered an order and final judgement, pursuant to which the Consumer Financial Protection Bureau’s (CFPB) credit card late fee rule was vacated. As a result of the rule being vacated, the rule will have no force or effect, and the late fee safe harbor amounts will continue to be set as they were prior to the CFPB’s late fee rulemaking. While our industry will benefit from the CFPB's late fee rule having been vacated, as well as from a reduced regulatory environment anticipated under the current Presidential Administration and congressional majorities, risks associated with tariffs, trade policies and inflation may adversely impact consumer strength.

Our 2025 financial outlook has been adjusted to reflect continued consumer resiliency, inflation remaining above the Federal Reserve Board’s target rate, and a healthy labor market. Our outlook also anticipates interest rate decreases by the Federal Reserve Board, which will slightly decrease Total net interest income.

Based on our current economic outlook, the cumulative effect of elevated gross credit losses over the past 12 months, and visibility into our new business pipeline and existing partners, we continue to expect 2025 Average credit card and other loans to be flat to slightly lower relative to 2024. For 2025 compared with 2024, Total net interest and non-interest income, excluding any gain on portfolio sale, a Non-GAAP financial measure, is anticipated to be relatively flat as our implemented pricing actions are offset by factors such as: (i) interest rate decreases by the Federal Reserve Board, which impact us due to our slight asset sensitivity and lagged cost of funds impacts, (ii) our continued shift in risk mix, from improving credit quality, and therefore lower delinquencies and consequently lower billed late fees, and (iii) the shift in our product mix, to co-brand, proprietary, and installment lending products, leading to lower finance charges and billed late fees.

As a result of efficiencies gained from our ongoing operational excellence initiatives, along with disciplined expense management and prudent investments, we continue to expect to generate nominal positive operating leverage in 2025, excluding any gain on portfolio sale and the pretax impacts from our repurchased debt, a Non-GAAP financial measure.

We have updated our 2025 financial outlook to assume a full year Net principal loss rate ranging from 7.8% to 7.9% as a result of our better than expect credit performance during the first half of 2025, driven by continued consumer resiliency, our disciplined credit management and continued risk and product mix shifts. Nonetheless, given macroeconomic uncertainty, including potential tariff and employment impacts, we remain vigilant with our credit strategies. As previously disclosed, the hurricane related customer-friendly actions we took in October and November 2024, negatively impacted second quarter losses by approximately $13 million.

In our 2025 financial outlook, we also continue to expect our full year normalized effective tax rate to be in the range of 25% to 26%, with quarter-over-quarter variability due to the timing of certain discrete items.

We are proud of the progress we have made in strengthening our Company’s balance sheet while providing increased value to our brand partners. We remain confident in our ability to successfully execute our strategic objectives and our operational excellence efforts, and we are well-positioned to deliver strong returns while creating sustainable, long-term value for our shareholders.

Note: We are unable to provide a quantitative reconciliation of the forward-looking 2025 financial outlook for the Non-GAAP financial measures above, to their most directly comparable forward-looking GAAP measures, as we cannot reliably predict all of the necessary components of such forward-looking GAAP measures without unreasonable effort.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the three and six months ended June 30, 2025, compared with the same periods in the prior year, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment” above.

Table 1: Summary of Our Financial Performance

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$929	$939	(10)	(1)	$1,899	$1,929	(30)	(2)
Provision for credit losses	274	290	(16)	(5)	570	611	(41)	(7)
Total non-interest expenses	481	469	12	3	958	949	9	1
Income from continuing operations before income taxes	174	180	(6)	(3)	371	369	2	1
Provision for income taxes	35	47	(12)	(24)	91	100	(9)	(9)
Income from continuing operations	139	133	6	4	280	269	11	4
Loss from discontinued operations, net of income taxes (1)	—	—	—	121	(4)	(1)	(3)	220
Net income	139	133	6	4	276	268	8	3
Adjusted net income (2)	149	133	16	12	288	275	13	5

Net income per diluted share	$2.94	$2.66	0.28	11	$5.71	$5.36	0.35	7
Adjusted net income per diluted share (2)	$3.15	$2.66	0.49	19	$5.96	$5.51	0.45	8
Income from continuing operations per diluted share	$2.93	$2.65	0.28	11	$5.79	$5.38	0.41	8
Adjusted income from continuing operations per diluted share (2)	$3.14	$2.65	0.49	18	$6.04	$5.53	0.51	9
Net interest margin (3)	17.7%	18.0%		(0.3)	17.9%	18.3%		(0.4)
Return on average tangible common equity (4)	22.7%	21.8%		0.9	22.8%	22.5%		0.3
Effective income tax rate — continuing operations	20.5%	26.0%		(5.5)	24.5%	27.1%		(2.6)
__________________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information, refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited Consolidated Financial Statements.
(2)Adjusted for the impacts from our repurchased debt, and therefore represent Non-GAAP financial measures. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
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

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,148	$1,174	(26)	(2)	$2,333	$2,422	(89)	(4)
Interest on cash and investment securities	46	54	(8)	(16)	91	106	(15)	(15)
Total interest income	1,194	1,228	(34)	(3)	2,424	2,528	(104)	(4)
Interest expense
Interest on deposits	139	152	(13)	(9)	277	308	(31)	(10)
Interest on borrowings	81	89	(8)	(9)	167	181	(14)	(8)
Total interest expense	220	241	(21)	(9)	444	489	(45)	(9)
Net interest income	974	987	(13)	(1)	1,980	2,039	(59)	(3)
Non-interest income
Interchange revenue, net of retailer share arrangements	(95)	(84)	(11)	12	(178)	(177)	(1)	1
Gain on portfolio sale	3	5	(2)	(37)	3	5	(2)	(37)
Other	47	31	16	53	94	62	32	53
Total non-interest income	(45)	(48)	3	(8)	(81)	(110)	29	(27)
Total net interest and non-interest income	929	939	(10)	(1)	1,899	1,929	(30)	(2)
Provision for credit losses	274	290	(16)	(5)	570	611	(41)	(7)
Total net interest and non-interest income, after provision for credit losses	$655	$649	6	1	$1,329	$1,318	11	1

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income decreased for the three and six months ended June 30, 2025, due to the following:

•Interest and fees on loans decreased due primarily to lower billed late fees and lower Average credit card and other loans balances, partially offset by lower reversals of fees resulting from lower gross credit losses and the ongoing implementation of pricing actions; collectively decreasing finance charge and late fee yields by approximately 39 basis points and 49 basis points, over the respective periods of comparison. Our lower early-stage delinquency volumes and the gradual shift in product mix to a lower proportion of private label accounts, which tend to have higher billed late fees, have resulted in lower overall billed late fees.
•Interest on cash and investment securities decreased due to lower average interest rates which decreased interest income by $11 million and $22 million, over the respective periods of comparison, partially offset by higher average balances which increased interest income by $3 million and $7 million, over those same respective periods.

Interest expense: Total interest expense decreased for the three and six months ended June 30, 2025, due to the following:

•Interest on deposits decreased due to lower average interest rates which decreased interest expense by $14 million and $26 million, over the respective periods of comparison, and during the six month period, lower average wholesale deposit balances which decreased funding costs by $5 million.
•Interest on borrowings decreased due to lower average interest rates which decreased funding costs by $7 million and $17 million, over the respective periods of comparison, partially offset during the six month period by higher average borrowings which increased funding costs by $3 million.

Non-interest income: Total non-interest income increased for the three and six months ended June 30, 2025, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, increased during the three month period due to an increase in costs associated with brand partner retailer share arrangements along with a decrease in merchant discount fees due to lower “big ticket” credit sales, and were essentially flat during the six month period.
•Other increased due primarily to our implemented pricing actions, including paper statement fees, which we began assessing in the second quarter of 2024.

Provision for credit losses decreased for the three and six months ended June 30, 2025. For the three month period, the decrease was driven by a $74 million reserve release and net principal losses of $348 million, compared with a $92 million reserve release and net principal losses of $382 million in the prior year period. For the six month period, the decrease was driven by a $143 million reserve release and net principal losses of $713 million, compared with a $164 million reserve release and net principal losses of $775 million in the prior year period. Our reserve rate was 11.9% as of June 30, 2025, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$212	$214	(2)	(1)	$426	$427	(1)	—
Card and processing expenses	81	77	4	5	163	164	(1)	—
Information processing and communication	77	73	4	6	158	147	11	7
Marketing expenses	34	33	1	1	68	61	7	12
Depreciation and amortization	20	23	(3)	(14)	42	46	(4)	(10)
Other	57	49	8	20	101	104	(3)	(5)
Total non-interest expenses	$481	$469	12	3	$958	$949	9	1

Adjusted total non-interest expenses (1)	468	469	(1)	—	943	940	3	—
__________________________________
(1)Adjusts Total non-interest expenses for the impacts from our repurchased debt, representing $13 million for the three months ended June 30, 2025, and $15 million and $9 million for the six months ended June 30, 2025 and 2024, respectively, and therefore represent Non-GAAP financial measures. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses increased for the three and six months ended June 30, 2025. Adjusted total non-interest expenses, which represents a Non-GAAP financial measure and has been adjusted for the impacts from our repurchased debt, remained relatively flat.

•Card and processing expenses increased during the three month period due to higher network fees driven by our gradual shift in product mix, and were essentially flat during the six month period.
•Information processing and communication increased due primarily to elevated software license renewal costs.
•Marketing expenses were essentially flat during the three month period, and increased during the six month period due primarily to incremental investments associated with our brand partner joint marketing campaigns.

•Depreciation and amortization decreased due to lower amortization related to both capitalized software and premiums on historical credit card loan portfolio acquisitions.
•Other increased during the three month period due primarily to the impacts from our repurchased debt, and decreased during the six month period due primarily to decreased legal expenses, which were partially offset by the impacts from our repurchased debt.

Income Taxes

The Provision for income taxes decreased for the three and six months ended June 30, 2025. The effective tax rate was 20.5% and 26.0% for the three-month periods ended June 30, 2025 and 2024, respectively, and 24.5% and 27.1% for the six month periods ended June 30, 2025 and 2024, respectively. Both the decreases in the Provision for income taxes and in the effective tax rates over the periods of comparison were primarily driven by a discrete tax benefit in the current year period related to a California law change.

Subsequent to the end of the current period, on July 4, 2025, President Trump signed into law “The One Big Beautiful Bill Act” (the Bill). The Bill reinstates several provisions of the 2017 Tax Cuts and Jobs Act for businesses. We do not expect the Bill to have a significant impact on our financial position, results of operations or cash flows, nor do we expect significant changes to operational processes, controls or governance as a result of the Bill.

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

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
(Millions, except per share amounts and percentages)
Credit sales	$6,814	$6,570	4	$12,920	$12,600	3
PPNR (1)	448	470	(5)	941	980	(4)
PPNR excluding any gain on portfolio sale and impacts from repurchased debt (1)	458	465	(1)	953	984	(3)
Average credit card and other loans	17,686	17,872	(1)	17,924	18,209	(2)
End-of-period credit card and other loans	17,656	17,743	—	17,656	17,743	—
End-of-period direct-to-consumer (retail) deposits	$8,080	$7,193	12	8,080	7,193	12

Return on average assets (2)	2.5%	2.4%	0.1	2.5%	2.4%	0.1
Return on average equity (3)	17.5%	16.7%	0.8	17.6%	17.1%	0.5
Return on average tangible common equity (4)	22.7%	21.8%	0.9	22.8%	22.5%	0.3

Net interest margin (5)	17.7%	18.0%	(0.3)	17.9%	18.3%	(0.4)
Loan yield (6)	26.0%	26.4%	(0.4)	26.3%	26.7%	(0.4)

Efficiency ratio (7)	51.8%	49.9%	1.9	50.4%	49.2%	1.2
Adjusted efficiency ratio (7)	50.5%	50.2%	0.3	49.7%	48.9%	0.8

Common equity tier 1 capital ratio (8)	13.0%	13.8%	(0.8)	13.0%	13.8%	(0.8)
Tangible book value per common share (9)	$52.21	$48.89	7	$52.21	$48.89	7

Payment rate (10)	15.0%	14.6%	0.4	14.9%	14.5%	0.4

Delinquency rate (11)	5.7%	6.0%	(0.3)	5.7%	6.0%	(0.3)
Net loss rate (12)	7.9%	8.6%	(0.7)	8.0%	8.6%	(0.6)
Reserve rate (13)	11.9%	12.2%	(0.3)	11.9%	12.2%	(0.3)
__________________________________
(1)PPNR represents Income from continuing operations before income taxes and the Provision for credit losses. PPNR is a Non-GAAP financial measure. PPNR excluding any gain on portfolio sale and impacts from repurchased debt excludes from PPNR the gain on any portfolio sale in the period, as well as the impacts from our repurchased debt in the period, and is also a Non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
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
(7)Efficiency ratio represents Total non-interest expenses divided by Total net interest and non-interest income. Adjusted efficiency ratio excludes any gain on portfolio sale and impacts from repurchased debt.
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
(10)Payment rate represents consumer payments during the period, divided by the aggregate of the opening monthly Credit card and other loans balances during the period, including held for sale in applicable periods.

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
(13)Reserve rate represents the Allowance for credit losses divided by End-of-period credit card and other loans.

Table 5: Net Interest Margin

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,372	$46	4.18%	$4,178	$54	5.20%
Credit card and other loans	17,686	1,148	26.03%	17,872	1,174	26.43%
Total interest-earning assets	22,058	1,194	21.70%	22,050	1,228	22.41%

Direct-to-consumer (retail) deposits	8,039	88	4.39%	7,092	86	4.90%
Wholesale deposits	5,164	51	3.97%	6,026	66	4.41%
Interest-bearing deposits	13,203	139	4.23%	13,118	152	4.67%

Secured borrowings	3,393	50	5.79%	3,425	59	6.92%
Unsecured borrowings	1,267	31	9.97%	1,316	30	9.17%
Interest-bearing borrowings	4,660	81	6.93%	4,741	89	7.54%
Total interest-bearing liabilities	$17,863	$220	4.93%	$17,859	$241	5.44%

Net interest income		$974			$987

Net interest margin (1)		17.7%			18.0%

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,397	$91	4.17%	$4,157	$106	5.17%
Credit card and other loans	17,924	2,333	26.25%	18,209	2,422	26.74%
Total interest-earning assets	22,321	2,424	21.90%	22,366	2,528	22.73%

Direct-to-consumer (retail) deposits	7,919	175	4.46%	6,916	168	4.88%
Wholesale deposits	5,194	102	3.97%	6,398	140	4.39%
Interest-bearing deposits	13,113	277	4.27%	13,314	308	4.65%

Secured borrowings	3,791	109	5.83%	3,544	121	6.87%
Unsecured borrowings	1,174	58	9.92%	1,335	60	9.10%
Interest-bearing borrowings	4,965	167	6.80%	4,879	181	7.48%
Total interest-bearing liabilities	$18,078	$444	4.96%	$18,193	$489	5.41%

Net interest income		$1,980			$2,039

Net interest margin (1)		17.9%			18.3%
______________________________
(1)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
(Millions, except per share amounts and percentages)
Adjusted net income
Net income	139	133	4	276	268	3
Impacts from repurchased debt	10	—	nm	12	7	68
Adjusted net income	$149	$133	12	$288	$275	5

Adjusted net income per diluted share
Net income per diluted share	$2.94	$2.66	11	$5.71	$5.36	7
Impacts from repurchased debt	$0.21	$—	nm	$0.25	$0.15	73
Adjusted net income per diluted share	$3.15	$2.66	19	$5.96	$5.51	8

Adjusted income from continuing operations per diluted share
Income from continuing operations per diluted share	$2.93	$2.65	11	$5.79	$5.38	8
Impacts from repurchased debt	$0.21	$—	nm	$0.25	$0.15	73
Adjusted income from continuing operations per diluted share	$3.14	$2.65	18	$6.04	$5.53	9

Adjusted total non-interest expenses
Total non-interest expenses	$481	$469	3	$958	$949	1
Impacts from repurchased debt	13	—	nm	15	9	64
Adjusted total non-interest expenses	468	469	—	943	940	—

Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$174	$180	(3)	$371	$369	1
Provision for credit losses	274	290	(5)	570	611	(7)
Pretax pre-provision earnings (PPNR)	448	470	(5)	941	980	(4)
Less: Gain on portfolio sale	(3)	(5)	(37)	(3)	(5)	(37)
Add: Impacts from repurchased debt	13	—	nm	15	9	64
PPNR excluding any gain on portfolio sale and impacts from repurchased debt	458	465	(1)	953	984	(3)

Average tangible common equity
Average total stockholders’ equity	3,183	3,202	(1)	3,214	3,161	2
Less: Average goodwill and intangible assets, net	(735)	(750)	(2)	(739)	(754)	(2)
Average tangible common equity	2,448	2,452	—	2,475	2,407	3

Tangible common equity (TCE)
Total stockholders’ equity	3,166	3,170	—	3,166	3,170	—
Less: Goodwill and intangible assets, net	(731)	(744)	(2)	(731)	(744)	(2)
Tangible common equity (TCE)	$2,435	$2,426	—	2,435	2,426	—
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

The following table provides the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of the dates presented:

Table 7: Delinquency Trends on Credit Card and Other Loans

	June 30, 2025	% of Total	December 31, 2024	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,102	100.0%	$17,418	100.0%
Outstanding balances contractually delinquent:
31 to 60 days	268	1.7%	299	1.7%
61 to 90 days	209	1.3%	223	1.3%
91 or more days	445	2.8%	512	2.9%
Total	$922	5.7%	$1,034	5.9%

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

Net Principal Losses: Our net principal losses include the principal amount of Credit card and other loans that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Our credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Our pay-over-time products, which include installment loans and “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for credit card loans and 120 days past due for installment loans and “split-pay” offerings.

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period, using an average daily balance calculation methodology. The following table provides our net principal losses for the periods presented:

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Millions, except percentages)
Average credit card and other loans	$17,686	$17,872	$17,924	$18,209
Net principal losses (1)	348	382	713	775
Net principal losses as a percentage of average credit card and other loans (1)	7.9%	8.6%	8.0%	8.6%
______________________________
(1)As a result of hurricanes Helene and Milton we froze delinquency progression for cardholders in FEMA identified impact zones for one billing cycle, which resulted in modestly lower Net principal losses and Net principal losses as a percentage of average credit card and other loans in the fourth quarter of 2024, and consequently these actions negatively impacted Net principal losses and Net principal losses as a percentage of average credit card and other loans in the second quarter of 2025.

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

We may from time to time retire or repurchase our outstanding debt, including our senior unsecured notes, subordinated notes or convertible notes, through redemptions, cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise. Such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and may be funded through cash on hand, borrowings under our revolving credit facility, the issuance of debt or convertible debt securities or other sources of liquidity. The amounts involved may be material.

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

During the fourth quarter of 2024 both Moody’s and Fitch upgraded their credit ratings outlook from “Stable” to “Positive”. The table below provides a summary of the credit ratings for the senior unsecured and subordinated long-term debt of Bread Financial Holdings, Inc. as of June 30, 2025:

Bread Financial Holdings, Inc.	Moody’s	S&P	Fitch
Senior unsecured debt	Ba3	BB-	BB-
Subordinated debt	Ba3	B	B

Outlook	Positive	Stable	Positive

We also seek to maintain appropriate and stable credit ratings for our credit card securitizations issued through World Financial Network Credit Card Master Note Trust (WFNMNT) from the rating agencies (DBRS, S&P and Fitch). The table below provides a summary of the structured finance credit ratings for certain of the asset-backed securities, specifically the Class A notes of WFNMNT as of June 30, 2025:

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

During the first half of 2025, we engaged in a number of financing-related transactions, including the redemption of the remaining $100 million in aggregate principal amount of our 7.000% Senior Notes due 2026, the repurchase of another portion of our 4.25% Convertible Senior Notes due 2028 and the completion of a cash tender offer (the Tender Offer) to repurchase $150 million in aggregate principal amount of our 9.750% Senior Notes due March 2029, in each case with cash on hand. We also closed on our offering of $400 million aggregate principal amount of 8.375% Fixed-Rate Reset Subordinated Notes due 2035. Each of these transactions, as well as other matters relating to our liquidity and capital resources during the first quarter, are described in more detail below.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of June 30, 2025, we were in compliance with all such covenants.

Credit Agreement

In October 2024, we entered into our amended credit agreement with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility), which matures in October 2028. As of June 30, 2025, our Revolving Credit Facility was undrawn and all $700 million remained available for future borrowings.

7.000% Senior Notes Due 2026 - Redemption

In January 2025, with cash on hand we redeemed the remaining $100 million in aggregate principal amount of our Senior Notes due 2026.

4.25% Convertible Senior Notes Due 2028 - Repurchase

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

For additional information on the issuance and subsequent repurchases of our Convertible Notes, as well as our Capped Call transactions, see “Consolidated Liquidity and Capital Resources” under Part II of our 2024 Form 10-K.

In the first quarter of 2025, a holder of Convertible Notes approached us to repurchase Convertible Notes, and we entered into a privately-negotiated repurchase agreement with the holder, repurchasing $7 million aggregate principal amount of outstanding Convertible Notes. The final purchase price, or settlement value, for the repurchase was $11 million, which was funded with cash on hand. In connection with the repurchase, we recognized a $2 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $2 million reduction in Additional paid-in capital (APIC) related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact.

As of June 30, 2025, $3 million of Convertible Notes remained outstanding. We may, from time to time, seek to retire or repurchase our remaining outstanding Convertible Notes through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise.

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

9.750% Senior Notes Due 2029 - Tender Offer and Repurchase

In June 2025, we completed a cash Tender Offer pursuant to which we repurchased $150 million in aggregate principal amount of our 9.750% Senior Notes due 2029 (the Senior Notes due 2029). The consideration paid in the Tender Offer for each $1,000 principal amount of the Senior Notes due 2029 was $1,071, plus accrued and unpaid interest. In connection with the repurchase, we recognized a $13 million loss on extinguishment in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the carrying value of the Senior Notes due 2029. Following the completion of the Tender Offer, $750 million in the aggregate principal amount of the Senior Notes due 2029 remained outstanding as of June 30, 2025, and will mature in March 2029, subject to any earlier repurchase or redemption.

8.375% Subordinated Notes Due 2035 - Issuance

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

9.750% Senior Notes Due 2029 and 8.375% Subordinated Notes Due 2035 - Tender Offer Subsequent Event

On July 24, 2025, we commenced a cash tender offer (the Third Quarter Tender Offer) to purchase up to $150 million aggregate principal amount of certain of our outstanding notes, including up to $100 million aggregate principal amount of Senior Notes due 2029 and up to $50 million aggregate principal amount of Subordinated Notes due 2035. The terms and conditions of the Third Quarter Tender Offer, including the amounts referenced in the prior sentence, are set forth in the Offer to Purchase and are subject to change. The total consideration payable for each $1,000 principal amount of Notes will be determined based on a modified “Dutch Auction” procedure. The Third Quarter Tender Offer is expected to close in August 2025.

Deposits

The Banks use a variety of deposit products to finance their operating activities, including funding for non-securitized credit card and other loans, and to fund their securitization enhancement requirements. The Banks offer DTC retail deposit products, including Individual Retirement Accounts, as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits, and includes brokered deposits) and various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks also issue certificates of deposit with scheduled maturity dates ranging between July 2025 and June 2030, in denominations of at least $1,000, on which interest is paid either monthly or at maturity. The following table summarizes these retail and wholesale deposit products by type and associated attributes as of the dates presented:

Table 9: Interest-bearing Deposits

	June 30, 2025	December 31, 2024
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$8,080	$7,687
Wholesale	5,232	5,368
Total interest-bearing deposits	$13,312	$13,055

Non-maturity deposit products
Non-maturity deposits	$7,484	$6,827
Interest rate range	0.70% - 4.75%	0.70% - 4.75%
Weighted-average interest rate	4.09%	4.16%

Certificates of deposit
Certificates of deposit	$5,828	$6,228
Interest rate range	0.80% - 5.4%	0.80% - 5.7%
Weighted-average interest rate	4.33%	4.64%

As of June 30, 2025 and December 31, 2024, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $612 million (5% of Total deposits) and $574 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

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

Table 10: Conduit Borrowing Capacity Rollforward and Maturities

(Millions)	December 31, 2024		Commitment	June 30, 2025
Conduit Facilities	Capacity	Drawn (6)	Change	Capacity	Drawn (6)	Maturity Date (7)
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$1,955	$—	$2,650	$1,363	October 2025
WFNMT 2009-VFC1 (2)	—	141	—	—	—	—
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	867	(250)	2,000	380	February 2026
CCAST 2023-VFN1 (4)	250	250	—	250	—	September 2025
CCAST 2024-VFN1 (5)	200	—	(200)	—	—	—
Total	$5,350	$3,213	$(450)	$4,900	$1,743
__________________________________
(1)2009-VFN Conduit issued under World Financial Network Credit Card Master Note Trust (WFNMNT).
(2)2009-VFC1 Conduit issued under World Financial Network Credit Card Master Trust III (WFNMT) was retired following controlled amortization, meaning the period in which principal collections are accumulated to pay down the outstanding principal amount of the notes issued under the Conduit Facility, in June 2025 pursuant to the termination, consent and waiver agreement.
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
(6)Amounts drawn do not include $0.5 billion and $1.1 billion of debt issued by the Trusts as of June 30, 2025 and December 31, 2024, respectively, which were not sold, but were retained by us as a credit enhancement and therefore have been eliminated from the Total.
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

As of June 30, 2025, we had approximately $11.2 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

During the six months ended June 30, 2025, we completed the authorized stock repurchase program, acquiring a total of 3.2 million shares of our common stock for $150 million plus applicable excise tax on stock repurchases. Following their repurchase, these 3.2 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

Dividends

During the three and six months ended June 30, 2025, we paid $10 million and $22 million in dividends to holders of our common stock. On July 24, 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on September 12, 2025, to stockholders of record at the close of business on August 8, 2025.

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

Cash Flows

The table below summarizes our cash flow activity for the periods indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities:

Table 11: Cash Flows

	Six Months Ended June 30,
	2025	2024
(Millions)
Total cash provided by (used in):
Operating activities	$919	$924
Investing activities	470	751
Financing activities	(1,285)	(1,219)
Net increase in cash, cash equivalents and restricted cash	$104	$456

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $919 million and $924 million for the six months ended June 30, 2025 and 2024, respectively. The net cash provided by operating activities during these periods was primarily driven by cash generated from net income for the periods after adjusting for the Provision for credit losses.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash provided by investing activities was $470 million and $751 million for the six months ended June 30, 2025 and 2024, respectively. The net cash provided by investing activities during these periods was primarily due to the seasonal paydown of Credit card and other loans.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $1,285 million and $1,219 million for the six months ended June 30, 2025 and 2024, respectively. The net cash used in financing activities during the six months ended June 30, 2025 was primarily driven by repayments of debt issued by consolidated variable interest entities (i.e., securitizations) and the repurchases of common stock, partially offset by the net increase in deposits. For the six months ended June 30, 2024 the net cash used in financing activities was primarily driven by net repayments of both debt issued by consolidated variable interest entities and unsecured borrowings, as well as a net decrease in deposits.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we have generally sought to rely on operating efficiencies from scale, technology modernization and digital advancement along with other operational excellence initiatives, as well as expansion in lower cost jurisdictions to offset increased costs of employee compensation and other operating expenses impacted by inflation. We also recognize that a customer’s ability and willingness to repay us has been negatively impacted by factors such as recent inflation and higher interest rates, and any persistent effects therefrom, which may result in higher delinquencies and increased credit losses, as reflected in our Reserve rate. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures continue to persist, including due to changes to, or the imposition of, tariffs and/or trade barriers, they could further increase repayment pressure on consumers as well as increase the risk of a recessionary environment or stagflation, which may adversely impact our business, results of operations and financial condition.

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk-weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of June 30, 2025 and 2024, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

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

As of June 30, 2025, the actual capital ratios and minimum ratios for the Company, as well as each Bank, are as follows:

Table 12: Capital Ratios

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	13.0%	4.5%	6.5%
Tier 1 capital ratio (2)	13.0	6.0	8.0
Total risk-based capital ratio (3)	16.5	8.0	10.0
Tier 1 leverage capital ratio (4)	11.4	4.0	5.0
Total risk-weighted assets (5)	$18,730

Comenity Bank
Common equity tier 1 capital ratio (1)	15.8%	4.5%	6.5%
Tier 1 capital ratio (2)	15.8	6.0	8.0
Total risk-based capital ratio (3)	17.2	8.0	10.0
Tier 1 leverage capital ratio (4)	13.9	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	15.9%	4.5%	6.5%
Tier 1 capital ratio (2)	15.9	6.0	8.0
Total risk-based capital ratio (3)	19.5	8.0	10.0
Tier 1 leverage capital ratio (4)	13.9	4.0	5.0
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

The following table provides a reconciliation of our Total stockholders’ equity under GAAP to Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital, Tier 2 capital and Total capital, as of the date presented:

June 30, 2025
(Millions)
Total stockholders’ equity	$3,166

Less:
Goodwill (1)	593
Intangible assets	97
Other	49
Common equity tier 1 capital	2,427

Tier 1 capital	2,427

Subordinated notes	400
Qualifying allowance for credit losses (2)	257
Tier 2 capital	657

Total capital	$3,084
__________________________________
(1)Goodwill, net of the related $41 million deferred tax liability.
(2)The allowable portion of the Allowance for credit losses, which is a maximum of 1.25% of RWA and is net of applicable CECL phase-in adjustments.

The following table provides the changes in our Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital and Tier 2 capital for the periods presented:

	Three months ended June 30, 2025	Six months ended June 30, 2025
(Millions)
Common equity tier 1 capital beginning balance	$2,266	$2,474
Net income applicable to common equity	139	276
Dividends declared on common stock	(10)	(20)
Repurchases of common stock	(48)	(150)
CECL phase-in adjustment	—	(139)
Changes in additional paid-in capital	17	6
Changes in intangible assets	8	15
Other	55	(35)
Common equity tier 1 capital	2,427	2,427

Tier 1 capital	2,427	2,427

Tier 2 capital beginning balance	661	271
Change in subordinated notes	—	400
Change in qualifying allowance for credit losses	(4)	(14)
Tier 2 capital	657	657

Total capital	$3,084	$3,084

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

The Servicer continues to take significant steps to strengthen the organization’s IT governance and address the other issues identified in the consent order, working diligently to ensure that all requirements of the consent order are satisfied. Without limiting the generality of the foregoing, the Servicer has taken steps to address each provision within the consent order and continues to comply with each ongoing requirement. The Servicer is committed to complying with the longer-term requirements of the consent order, including the enhancement of its compliance management processes and related corporate governance, compliance with the applicable system conversion requirements, and enhanced risk management and reporting. The Servicer has submitted nearly all of the required deliverables under the consent order to the FDIC for its review and consideration. The Board of Managers of the Servicer continues to oversee its compliance with the requirements of the consent order and provide effective challenge to the Servicer’s management toward that end. The

Board of Directors of each of the Banks also receives reporting about the Servicer and monitors the Servicer’s compliance with the provisions of the consent order.

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
•loss of, or reduction in demand for services from, significant brand partners or customers in the highly competitive markets in which we operate, including competition from new and non-traditional competitors, such as financial technology companies, and with respect to new products, services and technologies, such as the emergence or increase in popularity of agentic commerce, digital payment platforms and currencies and other alternative payment and deposit solutions;
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

Item 1. Financial Statements.
BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,148	$1,174	$2,333	$2,422
Interest on cash and investment securities	46	54	91	106
Total interest income	1,194	1,228	2,424	2,528
Interest expense
Interest on deposits	139	152	277	308
Interest on borrowings	81	89	167	181
Total interest expense	220	241	444	489
Net interest income	974	987	1,980	2,039
Non-interest income
Interchange revenue, net of retailer share arrangements	(95)	(84)	(178)	(177)
Gain on portfolio sale	3	5	3	5
Other	47	31	94	62
Total non-interest income	(45)	(48)	(81)	(110)
Total net interest and non-interest income	929	939	1,899	1,929
Provision for credit losses	274	290	570	611
Total net interest and non-interest income, after provision for credit losses	655	649	1,329	1,318
Non-interest expenses
Employee compensation and benefits	212	214	426	427
Card and processing expenses	81	77	163	164
Information processing and communication	77	73	158	147
Marketing expenses	34	33	68	61
Depreciation and amortization	20	23	42	46
Other	57	49	101	104
Total non-interest expenses	481	469	958	949
Income from continuing operations before income taxes	174	180	371	369
Provision for income taxes	35	47	91	100
Income from continuing operations	139	133	280	269
Loss from discontinued operations, net of income taxes (1)	—	—	(4)	(1)
Net income	$139	$133	$276	$268

Basic income per share (Note 16)
Income from continuing operations	$2.96	$2.69	$5.86	$5.42
Income (loss) from discontinued operations	0.01	—	$(0.08)	$(0.02)
Net income per share	$2.97	$2.69	$5.78	$5.40

Diluted income per share (Note 16)
Income from continuing operations	$2.93	$2.65	$5.79	$5.38
Income (loss) from discontinued operations	0.01	0.01	$(0.08)	$(0.02)
Net income per share	$2.94	$2.66	$5.71	$5.36

Weighted average common shares outstanding (Note 16)
Basic	46.7	49.6	47.8	49.6
Diluted	47.2	50.2	48.4	49.9
__________________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information, refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited Consolidated Financial Statements.
See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Millions)
Net income	$139	$133	$276	$268

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	—	—	3	(4)
Tax (expense) benefit	—	—	(1)	1
Unrealized gain (loss) on available-for-sale debt securities, net of tax	—	—	2	(3)

Unrealized gain on cash flow hedges	—	—	1	—
Tax expense	—	—	—	—
Unrealized gain on cash flow hedges, net of tax	—	—	1	—

Other comprehensive income (loss), net of tax	—	—	3	(3)

Total comprehensive income, net of tax	$139	$133	$279	$265

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,799	$3,679
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities: June 30, 2025, $11,179; December 31, 2024, $12,408)	17,656	18,896
Allowance for credit losses	(2,098)	(2,241)
Credit card and other loans, net	15,558	16,655
Investments (includes investment securities carried at fair value: June 30, 2025, $224; December 31, 2024, $217)	277	266
Property and equipment, net	127	142
Goodwill and intangible assets, net	731	746
Other assets	1,329	1,403
Total assets	$21,821	$22,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$13,340	$13,082
Debt issued by consolidated variable interest entities	3,089	4,558
Long-term and other debt	1,138	999
Other liabilities	1,088	1,201
Total liabilities	18,655	19,840
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 46.6 million shares as of June 30, 2025 and 49.1 million shares as of December 31, 2024.	1	1
Additional paid-in capital	1,929	2,073
Retained earnings	1,255	999
Accumulated other comprehensive loss	(19)	(22)
Total stockholders’ equity	3,166	3,051
Total liabilities and stockholders’ equity	$21,821	$22,891

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2025	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of March 31, 2025	47.6	$1	$1,960	$1,126	$(19)	$3,068
Net income	—	—	—	139	—	139
Stock-based compensation	—	—	14	—	—	14
Repurchases of common stock	(1.1)	—	(48)	—	—	(48)
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(10)	—	(10)
Issuance of shares to employees, net of shares withheld for employee taxes	0.1	—	3	—	—	3
Balance as of June 30, 2025	46.6	$1	$1,929	$1,255	$(19)	$3,166

Three Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of March 31, 2024	49.6	$1	$2,163	$890	$(22)	$3,032
Net income	—	—	—	133	—	133
Stock-based compensation	—	—	14	—	—	14
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(11)	—	(11)
Issuance of shares to employees, net of shares withheld for employee taxes	0.1	—	2	—	—	2
Balance as of June 30, 2024	49.7	$1	$2,179	$1,012	$(22)	$3,170

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2025	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2024	49.1	$1	$2,073	$999	$(22)	$3,051
Net income	—	—	—	276	—	276
Other comprehensive income	—	—	—	—	3	3
Stock-based compensation	—	—	28	—	—	28
Repurchases of common stock	(3.2)	—	(150)	—	—	(150)
Repurchases of Convertible Notes	—	—	(2)	—	—	(2)
Dividends and dividend equivalent rights declared ($0.42 per common share)	—	—	—	(20)	—	(20)
Issuance of shares to employees, net of shares withheld for employee taxes	0.7	—	(20)	—	—	(20)
Balance as of June 30, 2025	46.6	$1	$1,929	$1,255	$(19)	$3,166

Six Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2023	49.3	$1	$2,169	$767	$(19)	$2,918
Cumulative effect of change in accounting principle (1)	—	—	—	(1)	—	(1)
Net income	—	—	—	268	—	268
Other comprehensive loss	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	28	—	—	28
Repurchases of common stock	(0.3)	—	(11)	—	—	(11)
Dividends and dividend equivalent rights declared ($0.42 per common share)	—	—	—	(22)	—	(22)
Issuance of shares to employees, net of shares withheld for employee taxes	0.7	—	(7)	—	—	(7)
Balance as of June 30, 2024	49.7	$1	$2,179	$1,012	$(22)	$3,170
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

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$276	$268
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	570	611
Depreciation and amortization	42	46
Deferred income taxes	17	(45)
Non-cash stock compensation	28	28
Amortization of deferred financing costs	8	11
Amortization of deferred origination costs	38	50
Change in other operating assets and liabilities
Change in other assets	53	45
Change in other liabilities	(118)	(81)
Other	5	(9)
Net cash provided by operating activities	919	924

CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	487	693
Proceeds from sale of credit card loan portfolios	—	100
Purchases of investments	(15)	(23)
Maturities of investments	10	7
Other, including capital expenditures	(12)	(26)
Net cash provided by investing activities	470	751

CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	400	300
Repayments/maturities of unsecured borrowings under debt agreements	(272)	(407)
Debt issued by consolidated variable interest entities	—	700
Repayments/maturities of debt issued by consolidated variable interest entities	(1,470)	(1,139)
Net increase (decrease) in deposits	258	(627)
Payment of deferred financing costs	(10)	(6)
Dividends paid	(22)	(22)
Repurchase of common stock	(150)	(11)
Other	(19)	(7)
Net cash used in financing activities	(1,285)	(1,219)

Change in cash, cash equivalents and restricted cash	104	456
Cash, cash equivalents and restricted cash at beginning of period	3,714	3,616
Cash, cash equivalents and restricted cash at end of period	$3,818	$4,072

SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,799	$4,053
Restricted cash included within Other Assets	19	19
Total cash, cash equivalents and restricted cash	$3,818	$4,072

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

BASIS OF PRESENTATION

These unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 14, 2025 (the 2024 Form 10-K). If not significantly different, certain note disclosures included therein have been omitted from these unaudited Consolidated Financial Statements.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The following table provides Credit card and other loans, as of the dates presented:

	June 30, 2025	December 31, 2024
(Millions)
Credit card loans	$17,358	$18,586
Other loans	298	310
Total credit card and other loans (1)(2)	17,656	18,896
Less: Allowance for credit losses	(2,098)	(2,241)
Credit card and other loans, net	$15,558	$16,655
__________________________________
(1)Includes $11.2 billion and $12.4 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of June 30, 2025 and December 31, 2024, respectively.
(2)Includes $366 million and $378 million, of accrued interest and fees that have not yet been billed to cardholders as of June 30, 2025 and December 31, 2024, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Credit Card and Other Loans Aging

The following table provides the delinquency trends of our Credit card and other loans portfolio, based on the amortized cost, as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
June 30, 2025	$333	$272	$629	$1,234	$16,033	$17,267

December 31, 2024	$369	$288	$730	$1,387	$17,105	$18,492
__________________________________
(1)Other loans delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the primary difference between the amortized cost basis included in the table above and the carrying value of our Credit card and other loans relates to the exclusion of unbilled finance charges and fees from the amortized cost basis. As of June 30, 2025 and December 31, 2024, accrued interest and fees that have not yet been billed to cardholders were $366 million and $378 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. This practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 3.3% and 4.5% for the three months ended June 30, 2025 and 2024, respectively, and 3.4% and 5.1% for the six months ended June 30, 2025 and 2024, respectively. Our re-aging practices comply with regulatory guidelines.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., principal balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit card and other loans as of the same period-end. As of June 30, 2025 and December 31, 2024 our Delinquency rates were 5.7% and 5.9%, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Net Principal Losses: Our net principal losses include the principal amount of Credit card and other loans that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Our credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Our pay-over-time products, which include installment loans and “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for credit card loans and 120 days past due for installment loans and “split-pay” offerings. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $236 million and $264 million for the three months ended June 30, 2025 and 2024, respectively, and $486 million and $542 million for the six months ended June 30, 2025 and 2024, respectively.

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period, using an average daily balance calculation methodology. For the three months ended June 30, 2025 and 2024, our Net principal loss rates were 7.9% and 8.6%, respectively, and for the six months ended June 30, 2025 and 2024, our Net principal loss rates were 8.0% and 8.6%, respectively.

Overall Credit Quality: As part of our credit risk management activities for our credit card loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders’ broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes less than 0.1% of the total credit card loans balance as of both June 30, 2025 and December 31, 2024, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of credit card loans by Vantage score as of the dates presented:

	Vantage
	June 30, 2025			December 31, 2024
	661 or Higher	601 to 660	600 or Lower	661 or Higher	601 to 660	600 or Lower
Credit card loans	58%	27%	15%	58%	27%	15%

As part of our credit risk management activities for our Other loans portfolio, we also assess overall credit quality by reviewing information from credit bureaus. We have historically utilized Fair Isaac Corporation (FICO) credit scores to assist in our assessment of the credit quality for our Other loans portfolio, but in early 2024 we completed a transition to Vantage scoring. The scoring scale produced by both FICO and Vantage is similar in that scores of 600 or less are considered weaker scores and as per our categorization method would have the highest credit risk. The amortized cost basis of Other loans totaled $286 million and $298 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, approximately 86% of these loans were originated with customers with scores of 661 or above, and correspondingly approximately 14% of these loans were originated with customers with scores below 661. Similarly, as of December 31, 2024, approximately 84% and 16% of these loans were originated with customers with FICO scores of 661 or above, and below 661, respectively.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The following table provides information relating to credit card loans to borrowers experiencing financial difficulty that were granted a concession under a Loan Modification program during the periods presented:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)
(Millions, except percentages)
Credit card loans	$87	0.5%	22.9%	$86	0.5%	21.5%

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)
(Millions, except percentages)
Credit card loans	$182	1.1%	23.0%	$174	1.0%	21.4%
__________________________________
(1)Represents the outstanding balances as of June 30, 2025 and 2024, of all Loan Modifications undertaken in the past three and six months, respectively, for credit card loans that remain in modification programs as of June 30, 2025 and 2024, respectively. The outstanding balances include principal, accrued interest and fees.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides the performance of our credit card loans that were modified within the 12 months prior to the dates presented and remain in a Loan Modification program as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications - Credit Card Loans
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
June 30, 2025	$19	$17	$20	$56	$248	$304

December 31, 2024	$21	$18	$22	$61	$242	$303

The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates, for the periods presented; the probability of default is factored into the Allowance for credit losses:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	7,312	$15	8,448	$15

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	12,609	$25	14,505	$25

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

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and across our credit card loan portfolio, by monitoring the size and maturity of our loan portfolio and applying consistent risk-based underwriting standards reflective of current and anticipated macroeconomic conditions. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $102 billion and $103 billion as of June 30, 2025 and December 31, 2024, respectively. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of June 30, 2025 and December 31, 2024, there were no credit card loans held for sale.

In late April 2024 we sold a credit card loan portfolio for cash consideration of $102 million. We recognized a gain on sale in April 2024 that was subsequently adjusted during the second half of 2024, and again one final time during the first half of 2025, to recognize an incremental amount due under the purchase and sale agreement.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Other Loans

We measure our Allowance for credit losses on Other loans, consisting primarily of our installment loans and “split-pay” offerings, using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of June 30, 2025 and December 31, 2024, the Allowance for credit losses on Other loans was $28 million and $30 million, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Allowance for Credit Losses Rollforward

The following table provides our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on other loans is insignificant and therefore has been included in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Millions)
Beginning balance	$2,172	$2,255	$2,241	$2,328

Provision for credit losses (1)	274	290	570	611
Net principal losses (2)	(348)	(381)	(713)	(775)
Ending balance	$2,098	$2,164	$2,098	$2,164
__________________________________
(1)Provision for credit losses includes a build/release for the Allowance, as well as replenishment of Net principal losses.
(2)Net principal losses are presented net of recoveries of $89 million and $101 million for the three months ended June 30, 2025 and 2024, respectively, and $185 million and $201 million for the six months ended June 30, 2025 and 2024, respectively.

For the three and six months ended June 30, 2025 the balance of the Allowance for credit losses decreased, due primarily to the decrease in Credit card and other loans as seasonally higher transactor balances from the fourth quarter of 2024 were paid down in the first quarter of 2025. Our reserve rate was 11.9% as of June 30, 2025, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the Indentures of each Trust and their Indenture Supplements, we are required to maintain minimum interests in our Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three and six months ended June 30, 2025 and 2024, no such triggering events occurred.

The following tables provide the total securitized credit card loans and related delinquencies, and net principal losses of securitized credit card loans for the periods presented:

	June 30, 2025	December 31, 2024
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$11,179	$12,408
Of which: principal amount of credit card loans 91 days or more past due	$262	$305

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Millions)
Net principal losses of securitized credit card loans	$203	$216	$417	$437

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

The following table provides a summary of our Investments as of the dates presented:

	June 30, 2025	December 31, 2024
(Millions)
Investment securities:
Available-for-sale debt securities	$176	$170
Equity securities	48	47
Total investment securities	224	217
Equity method and other investments	53	49
Total Investments	$277	$266

For AFS debt securities in an unrealized loss position, any estimated credit losses are recognized in the Consolidated Statements of Income by establishing or adjusting an existing Allowance for credit losses for such losses. We typically invest in highly-rated securities with low probabilities of default; therefore, we did not have an Allowance for credit losses as of June 30, 2025 and December 31, 2024, and did not recognize any credit losses for the periods presented. Any unrealized gains, or any portion of an AFS debt security’s non-credit-related unrealized losses are recorded in the

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Consolidated Statements of Comprehensive Income, net of tax. Realized gains and losses are recorded in Other non-interest expenses in the Consolidated Statements of Income upon disposition of the AFS debt security, using the specific identification method. Gains and losses on investments in equity securities and CRA-related equity method investments are recorded in Other non-interest expenses in the Consolidated Statements of Income.

The table below provides unrealized gains and losses on AFS debt securities as of the dates presented:

	June 30, 2025				December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$198	$—	$(22)	$176	$195	$—	$(25)	$170
Total	$198	$—	$(22)	$176	$195	$—	$(25)	$170

The following tables provide information about AFS debt securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position, as of the dates presented:

	June 30, 2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$10	$—	$143	$(22)	$153	$(22)
Total	$10	$—	$143	$(22)	$153	$(22)

	December 31, 2024
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$27	$—	$140	$(25)	$167	$(25)
Total	$27	$—	$140	$(25)	$167	$(25)

As of June 30, 2025, our AFS debt securities included mortgage-backed securities, which do not have a single maturity date, with an amortized cost and estimated fair value of $166 million and $147 million, respectively, and municipal bonds, all of which have a maturity date greater than ten years, with an amortized cost and estimated fair value of $32 million and $29 million, respectively.

There were no realized gains or losses from the sale of any investment securities for the three and six months ended June 30, 2025 and 2024.

6. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of the dates presented:

	June 30, 2025	December 31, 2024
(Millions)
Interest-bearing	$13,312	$13,055
Non-interest-bearing (including cardholder credit balances)	28	27
Total deposits	$13,340	$13,082

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deposits by deposit type were as follows as of the dates presented:

	June 30, 2025	December 31, 2024
(Millions)
Savings accounts
Direct-to-consumer (retail)	$3,936	$3,226
Wholesale	3,548	3,601
Certificates of deposit
Direct-to-consumer (retail)	4,144	4,461
Wholesale	1,684	1,767
Cardholder credit balances	28	27
Total deposits	$13,340	$13,082

The scheduled maturities of certificates of deposit were as follows as of June 30, 2025:

(Millions)
2025 (1)	$2,997
2026	1,531
2027	939
2028	286
2029	46
Thereafter	29
Total certificates of deposit	$5,828
__________________________________
(1)The 2025 balance includes $3 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of June 30, 2025 and December 31, 2024, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $612 million (5% of Total deposits) and $574 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. BORROWINGS OF LONG-TERM AND OTHER DEBT

Long-term and other debt consisted of the following as of the dates presented:

Description	June 30, 2025	December 31, 2024	Contractual Maturities	Interest Rates
(Millions, except percentages)
Long-term and other debt:
Revolving line of credit	$—	$—	October 2028	(1)
Senior notes due 2026	—	100	January 2026	7.00%
Convertible senior notes due 2028	3	10	June 2028	4.25%
Senior notes due 2029	750	900	March 2029	9.75%
Subordinated notes due 2035	400	—	June 2035	8.38%
Subtotal	1,153	1,010
Less: Unamortized debt issuance costs	15	11
Total long-term and other debt	$1,138	$999

Debt issued by consolidated VIEs:
Fixed rate asset-backed term note securities	$1,350	$1,350	Various – May 2026 to Jul. 2027	4.62% to 5.47%
Conduit asset-backed securities	1,743	3,213	Various – Sep. 2025 to Feb. 2026	(2)
Subtotal	3,093	4,563
Less: Unamortized debt issuance costs	4	5
Total debt issued by consolidated VIEs	$3,089	$4,558

Total borrowings of long-term and other debt	$4,227	$5,557
______________________________
(1)The interest rate is based upon the Secured Overnight Financing Rate (SOFR) plus an applicable margin.
(2)The interest rate is based upon SOFR, or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. As of June 30, 2025 the interest rates ranged from 5.41% to 5.42% with a weighted average rate of 5.41%. As of December 31, 2024 the interest rates ranged from 5.48% to 5.60% with a weighted average rate of 5.54%.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of June 30, 2025, we were in compliance with all such covenants.

Long-term and Other Debt

During the first half of 2025, we engaged in a number of financing-related transactions, including the redemption of the remaining $100 million in aggregate principal amount of our 7.000% Senior Notes due 2026, the repurchase of another portion of our 4.25% Convertible Senior Notes due 2028 and the completion of a cash tender offer (the Tender Offer) to repurchase $150 million in aggregate principal amount of our 9.750% Senior Notes due March 2029, in each case with cash on hand. We also closed on our offering of $400 million aggregate principal amount of 8.375% Fixed-Rate Reset Subordinated Notes due 2035. Each of these transactions, as well as other matters relating to our liquidity and capital resources during the first quarter, are described in more detail below.

Credit Agreements

In October 2024, we entered into our amended credit agreement with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility), which matures in October 2028. As of June 30, 2025, our Revolving Credit Facility was undrawn and all $700 million remained available for future borrowings.

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

For additional information on the issuance and subsequent repurchases of our Convertible Notes, as well as our Capped Call transactions, see Note 10, “Borrowings of Long-Term and Other Debt” to our 2024 Form 10-K.

In the first quarter of 2025, a holder of Convertible Notes approached us to repurchase Convertible Notes, and we entered into a privately-negotiated repurchase agreement with the holder, repurchasing $7 million aggregate principal amount of outstanding Convertible Notes. The final purchase price, or settlement value, for the repurchase was $11 million, which was funded with cash on hand. In connection with the repurchase, we recognized a $2 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $2 million reduction in Additional paid-in capital (APIC) related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact. This repurchase was negotiated and settled during the first quarter; therefore, there were no embedded conversion features requiring bifurcation and derivative accounting as of March 31, 2025.

As of June 30, 2025, $3 million of Convertible Notes remained outstanding. We may, from time to time, seek to retire or repurchase our remaining outstanding Convertible Notes through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise.

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

In June 2025, we completed a cash Tender Offer pursuant to which we repurchased $150 million in aggregate principal amount of our 9.750% Senior Notes due 2029 (the Senior Notes due 2029). The consideration paid in the Tender Offer for each $1,000 principal amount of the Senior Notes due 2029 was $1,071, plus accrued and unpaid interest. In connection with the repurchase, we recognized a $13 million loss on extinguishment in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the carrying value of the Senior Notes due 2029. Following the completion of the Tender Offer, $750 million in the aggregate principal amount of the Senior Notes due 2029 remained outstanding as of June 30, 2025 and will mature in March 2029, subject to any earlier repurchase or redemption.

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

Tender Offer for 9.750% Senior Notes Due 2029 and 8.375% Subordinated Notes Due 2035

On July 24, 2025, we commenced a cash tender offer (the Third Quarter Tender Offer) to purchase up to $150 million aggregate principal amount of certain of our outstanding notes, including up to $100 million aggregate principal amount of Senior Notes due 2029 and up to $50 million aggregate principal amount of Subordinated Notes due 2035. The terms and conditions of the Third Quarter Tender Offer, including the amounts referenced in the prior sentence, are set forth in the Offer to Purchase and are subject to change. The total consideration payable for each $1,000 principal amount of Notes will be determined based on a modified “Dutch Auction” procedure. The Third Quarter Tender Offer is expected to close in August 2025.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:

(Millions)	December 31, 2024		Commitment	June 30, 2025
Conduit Facilities	Capacity	Drawn (6)	Change	Capacity	Drawn (6)	Maturity Date (7)
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$1,955	$—	$2,650	$1,363	October 2025
WFNMT 2009-VFC1 (2)	—	141	—	—	—	—
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	867	(250)	2,000	380	February 2026
CCAST 2023-VFN1 (4)	250	250	—	250	—	September 2025
CCAST 2024-VFN1 (5)	200	—	(200)	—	—	—
Total	$5,350	$3,213	$(450)	$4,900	$1,743
__________________________________
(1)2009-VFN Conduit issued under World Financial Network Credit Card Master Note Trust (WFNMNT).
(2)2009-VFC1 Conduit issued under World Financial Network Credit Card Master Trust III (WFNMT) was retired following controlled amortization, meaning the period in which principal collections are accumulated to pay down the outstanding principal amount of the notes issued under the Conduit Facility, in June 2025 pursuant to the termination, consent and waiver agreement.
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
(6)Amounts drawn do not include $0.5 billion and $1.1 billion of debt issued by the Trusts as of June 30, 2025 and December 31, 2024, respectively, which were not sold, but were retained by us as a credit enhancement and therefore have been eliminated from the Total.
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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Specifically, we entered into receive-fixed, pay-floating interest rate swaps to modify the interest rate characteristics of designated credit card loans from a floating rate to a fixed rate in order to reduce the impact of changes in forecasted future cash flows due to fluctuations in market interest rates. As of June 30, 2025 and December 31, 2024, we had outstanding interest rate swaps with a total notional amount of $1.1 billion and $1.5 billion, respectively. The maximum period over which forecasted interest accruals were hedged with these interest rate swaps was approximately 1.3 years as of June 30, 2025. The impacts of our cash flow hedges were insignificant to the Consolidated Financial Statements for the periods presented on both a gross basis and, where applicable, a net basis.

Additionally, within the next 12 months, the amount we expect to reclassify from Accumulated other comprehensive loss as of June 30, 2025 into our Consolidated Statements of Income will be insignificant. The actual amount reclassified into earnings may vary due to market conditions and adjustments made as part of our ongoing risk management strategy.

•Economic hedges: Our economic hedges use derivatives to hedge the risk of changes in foreign currency exchange rates. Changes in the fair value of derivatives used in economic hedges are recognized in Other non-interest expense in our Consolidated Statements of Income.

As of June 30, 2025 and December 31, 2024, we had outstanding foreign currency forwards with a total notional amount of $75 million and $73 million, respectively. The impacts of our economic hedges were insignificant to the Consolidated Financial Statements for the periods presented.

The notional amounts disclosed above are not exchanged on our derivatives. While these notional amounts provide an indication of the volume of our derivative activity, they significantly exceed, in our view, the possible losses that could arise from the associated transactions.

9. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Millions)
Payment protection products	$27	$31	$57	$61
Other (1)	20	—	37	1
Total other non-interest income	$47	$31	$94	$62
__________________________________
(1)Primarily related to implemented pricing actions, including paper statement fees.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides the components of Other non-interest expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Millions)
Professional services and regulatory fees	$27	$31	56	60
Repurchased debt	$13	$—	15	9
Occupancy expense	5	6	10	12
Other (1)	12	12	20	23
Total other non-interest expenses	$57	$49	$101	$104
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

We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the three and six months ended June 30, 2025 and 2024, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the carrying values and fair values of our financial assets and financial liabilities as of the dates presented:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$15,558	$17,552	$16,655	$19,011
Investment securities	224	224	217	217
Financial liabilities
Deposits	13,340	13,338	13,082	13,087
Debt issued by consolidated VIEs	3,089	3,109	4,558	4,572
Long-term and other debt	$1,138	$1,216	$999	$1,085

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize our financial instruments measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs, as of the dates presented:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$224	$48	$176	$—
Total assets measured at fair value	$224	$48	$176	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$217	$47	$170	$—
Total assets measured at fair value	$217	$47	$170	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including equity method investments, property and equipment, right-of-use assets, deferred contract costs, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. We did not have any impairments for the three and six months ended June 30, 2025 and 2024.

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

	June 30, 2025
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$17,552	$—	$—	$17,552
Total	17,552	—	—	17,552

Financial liabilities
Deposits	13,338	—	13,338	—
Debt issued by consolidated VIEs	3,109	—	3,109	—
Long-term and other debt	1,216	—	1,216	—
Total	$17,663	$—	$17,663	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$19,011	$—	$—	$19,011
Total	19,011	—	—	19,011

Financial liabilities
Deposits	13,087	—	13,087	—
Debt issued by consolidated VIEs	4,572	—	4,572	—
Long-term and other debt	1,085	—	1,085	—
Total	$18,744	$—	$18,744	$—

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk-weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of June 30, 2025 and 2024, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of June 30, 2025 the actual capital ratios and minimum ratios for the Company, as well as each Bank, are as follows:

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	13.0%	4.5%	6.5%
Tier 1 capital ratio (2)	13.0	6.0	8.0
Total risk-based capital ratio (3)	16.5	8.0	10.0
Tier 1 leverage capital ratio (4)	11.4	4.0	5.0
Total risk-weighted assets (5)	$18,730

Comenity Bank
Common equity tier 1 capital ratio (1)	15.8%	4.5%	6.5%
Tier 1 capital ratio (2)	15.8	6.0	8.0
Total risk-based capital ratio (3)	17.2	8.0	10.0
Tier 1 leverage capital ratio (4)	13.9	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	15.9%	4.5%	6.5%
Tier 1 capital ratio (2)	15.9	6.0	8.0
Total risk-based capital ratio (3)	19.5	8.0	10.0
Tier 1 leverage capital ratio (4)	13.9	4.0	5.0
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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Servicer continues to take significant steps to strengthen the organization’s IT governance and address the other issues identified in the consent order, working diligently to ensure that all requirements of the consent order are satisfied. Without limiting the generality of the foregoing, the Servicer has taken steps to address each provision within the consent order and continues to comply with each ongoing requirement. The Servicer is committed to complying with the longer-term requirements of the consent order, including the enhancement of its compliance management processes and related corporate governance, compliance with the applicable system conversion requirements, and enhanced risk management and reporting. The Servicer has submitted nearly all of the required deliverables under the consent order to the FDIC for its review and consideration. The Board of Managers of the Servicer continues to oversee its compliance with the requirements of the consent order and provide effective challenge to the Servicer’s management toward that end. The Board of Directors of each of the Banks also receives reporting about the Servicer and monitors the Servicer’s compliance with the provisions of the consent order.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of Accumulated other comprehensive loss, net of tax effects, are as follows for the periods presented:

Three Months Ended June 30, 2025	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated other comprehensive loss
(Millions)
Balance as of March 31, 2025	$(17)	$1	$(3)	$(19)
Changes in other comprehensive income	—	—	—	—
Balance as of June 30, 2025	$(17)	$1	$(3)	$(19)

Three Months Ended June 30, 2024	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated other comprehensive loss
(Millions)
Balance as of March 31, 2024	$(19)	$—	$(3)	$(22)
Changes in other comprehensive income	—	—	—	—
Balance as of June 30, 2024	$(19)	$—	$(3)	$(22)

Six Months Ended June 30, 2025	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated other comprehensive loss
(Millions)
Balance as of December 31, 2024	$(19)	$—	$(3)	$(22)
Changes in other comprehensive income	2	1	—	3
Balance as of June 30, 2025	$(17)	$1	$(3)	$(19)

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Six Months Ended June 30, 2024	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated other comprehensive loss
(Millions)
Balance as of December 31, 2023	$(16)	$—	$(3)	$(19)
Changes in other comprehensive loss	(3)	—	—	(3)
Balance as of June 30, 2024	$(19)	$—	$(3)	$(22)

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

During the six months ended June 30, 2025, we completed the authorized stock repurchase program, acquiring a total of 3.2 million shares of our common stock for $150 million plus applicable excise tax on stock repurchases. Following their repurchase, these 3.2 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.

Stock Compensation Expense

During the six months ended June 30, 2025, we awarded 838,554 service-based restricted stock units (RSUs) with a weighted average grant date fair market value per share of $61.55 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by us on each such vesting date.

During the six months ended June 30, 2025, we awarded 141,117 performance-based restricted stock units with a fair market value of approximately $61.95. Performance-based RSUs cliff vest at the end of three years, if specific performance measures tied to our financial performance are met. For the performance-based RSUs awarded in 2025, the predefined vesting criteria permit a range from 0% to 160% to be earned, subject to a market-based condition. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. If the performance targets are met, these awards will vest with respect to the entire award on February 18, 2028, provided that the participant is employed by us on the vesting date (subject to certain limited exceptions, such as death, disability and qualifying retirements).

For the three months ended June 30, 2025 and 2024, we recognized $15 million and $14 million in stock-based compensation expense, respectively. For the both six month periods ended June 30, 2025 and 2024, we recognized $28 million in stock-based compensation expense, respectively.

Dividends

During the three and six months ended June 30, 2025, we paid $10 million and $22 million in dividends to holders of our common stock. On July 24, 2025, our Board of Directors declared a quarterly cash dividend of $0.21 per share on our common stock, payable on September 12, 2025, to stockholders of record at the close of business on August 8, 2025.

15. INCOME TAXES

The Provision for income taxes decreased for the three and six months ended June 30, 2025. The effective tax rate was 20.5% and 26.0% for the three-month periods ended June 30, 2025 and 2024, respectively, and 24.5% and 27.1% for the six month periods ended June 30, 2025 and 2024, respectively. Both the decreases in the Provision for income taxes and in the effective tax rates over the periods of comparison were primarily driven by a discrete tax benefit in the current year period related to a California law change.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Subsequent to the end of the current period, on July 4, 2025, President Trump signed into law “The One Big Beautiful Bill Act” (the Bill). The Bill reinstates several provisions of the 2017 Tax Cuts and Jobs Act for businesses. We do not expect the Bill to have a significant impact on our financial position, results of operations or cash flows, nor do we expect significant changes to operational processes, controls or governance as a result of the Bill.

We file income tax returns in U.S. federal, state and foreign jurisdictions, as applicable. U.S. federal income tax returns are no longer subject to examination for years before 2015, and with a few exceptions, state and local income tax returns are no longer subject to examination for years before 2015. Foreign income tax returns are no longer subject to examination for years before 2019.

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

The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Millions, except per share amounts)
Numerator
Income from continuing operations	$139	$133	$280	$269
Loss from discontinued operations, net of income taxes (1)	—	—	(4)	(1)
Net income	$139	$133	$276	$268

Denominator
Weighted average common stock outstanding – basic	46.7	49.6	47.8	49.6
Weighted average effect of dilutive securities
Add: net effect of dilutive unvested restricted stock awards (2)	0.5	0.4	0.6	0.2
Add: dilutive effect of Convertible Notes (3)(4)	—	0.2	—	0.1
Weighted average common stock outstanding – diluted	47.2	50.2	48.4	49.9

Basic EPS
Income from continuing operations	$2.96	$2.69	$5.86	$5.42
Income (loss) from discontinued operations	$0.01	$—	$(0.08)	$(0.02)
Net income per share	$2.97	$2.69	$5.78	$5.40

Diluted EPS
Income from continuing operations	$2.93	$2.65	$5.79	$5.38
Income (loss) from discontinued operations	$0.01	$0.01	$(0.08)	$(0.02)
Net income per share	$2.94	$2.66	$5.71	$5.36
__________________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information, refer to Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited Consolidated

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Financial Statements.
(2)As the effect would have been anti-dilutive, for the three months ended June 30, 2025 and 2024, approximately 0.8 million and 0.2 million, respectively, and for the six months ended June 30, 2025 and 2024 approximately 0.8 million and 1.1 million, respectively, restricted stock awards were excluded from each calculation of weighted average dilutive common shares.
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

The conversion feature of the Convertible Notes has a dilutive impact on EPS when the average market price of our common stock for the period exceeds the conversion price of $38.43 per share. For the three and six months ended June 30, 2025, and for the three months ended June 30, 2024 the average market price exceeded the conversion price and the dilutive effect is therefore included in the table above. With the three months ended June 30, 2024 being the first period in which the average market price of our common stock exceeded the conversion price, a weighted average of the quarterly results from the Dilutive effect of Convertible Notes is computed, and has been reflected in the table above for the three and six months ended June 30, 2024.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions)
April 1-30	1,076,955	$44.32	1,074,761	$—
May 1-31	1,608	$51.32	—	—
June 1-30	2,588	$54.00	—	—
Total	1,081,151	$44.35	1,074,761	$—
__________________________________
(1)During the periods presented, (i) 6,390 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the 401(k) Plan and (ii) 1,074,761 shares of our common stock were repurchased by the Company, pursuant to a Rule 10b5-1 trading plan previously adopted by the Company, during an open trading window.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None

(b)None

(c)During the three months ended June 30, 2025, no Section 16 officer or director of the Parent Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

a)Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	8-K	3.1	4/29/19

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	First Addendum to Sixth Amended and Restated Service Agreement, dated as of April 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	4/3/25

10.2	(b) (c) (d)	Second Addendum to Sixth Amended and Restated Service Agreement, dated as of April 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.2	4/3/25

10.3	(b) (c) (d)	Service Agreement, dated as of April 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.3	4/3/25

10.4	(b) (c) (d)	Third Addendum to Sixth Amended and Restated Service Agreement, dated as of June 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	6/3/2025

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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
The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

DATE: July 29, 2025

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: July 29, 2025

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer