Form 10-Q
period 2025-09-30
BREAD FINANCIAL HOLDINGS, INC.
filed 2025-10-28
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 22, 2025, 45,661,601 shares of common stock were outstanding.

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

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, Hard Rock International, the NFL, Saks Fifth Avenue, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries and retail verticals, including travel and entertainment, health and beauty, jewelry, sporting goods, technology and electronics, home and the industry in which we first began, specialty apparel. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, offers us a significant competitive advantage with products relevant across all customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings, coupled with our customer-centric approach, have enabled us to establish and maintain long-standing partner relationships. We operate our business through a single reportable segment, with our primary source of revenue being from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

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

•We have previously repurchased and may, from time to time, in the future continue to repurchase debt, including our outstanding senior unsecured notes, subordinated notes or convertible notes. In such transactions, we may pay a premium to induce these repurchases, or in certain cases repurchase at a discount, which, from a GAAP perspective, would result in an impact to Total non-interest expenses, with a corresponding impact also reflected in Net income and consequently our Earnings per diluted share. For our prior debt repurchases, we show adjustments to these three financial statement line items, for total Company as well as for continuing operations, to exclude the impacts from our repurchased debt transactions. We use Adjusted total non-interest expenses, Adjusted net income, and Adjusted earnings per diluted share to evaluate the ongoing operations of the Company excluding the volatility that can occur from the impacts of our repurchased debt transactions.
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

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the third quarter of 2025, as well as our related outlook for the remainder of 2025 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations”, “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein, and in our 2024 Form 10-K, which provide further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the discussion included herein is for the three months ended September 30, 2025, compared with the same period in the prior year.

Credit sales of $6.8 billion were up 5% year-over-year driven by new partner growth and increased general-purpose spending. Average and end-of-period credit card and other loans decreased 1% to $17.6 billion and 2% to $17.7 billion respectively, driven by an increasing payment rate and the ongoing effect of elevated gross credit losses as compared with historic trends. Total interest income was down 3% from the third quarter of 2024, primarily as a result of lower billed late fees and lower Average credit card and other loans balances, partially offset by lower reversals of finance charges and late fees, resulting from lower gross credit losses and the ongoing implementation of pricing actions. Our improved delinquency trends across our loan portfolio, as well as the gradual shift in product mix to a declining proportion of private label accounts, which tend to have higher billed late fees, have resulted in lower overall billed late fees. Net interest margin remained flat year-over-year but improved sequentially to 18.8%, from 17.7% in the second quarter of 2025, following seasonal loan yield trends. Our net interest margin continues to be impacted by lower billed late fees from lower delinquencies, as well as an elevated cash position and our gradual shift in product mix toward co-brand cards, offset by the ongoing implementation of pricing actions, such as increases to annual percentage rates. Non-interest income decreased $7 million from the third quarter of 2024, driven by increased costs associated with brand partner retailer share arrangements along with a decrease in merchant discount fees due to lower “big ticket” credit sales, partially offset by our implemented pricing actions, inclusive of paper statement fees which we began assessing in second quarter of 2024.

Overall, Total net interest and non-interest income for the quarter was $971 million, down 1% versus the third quarter of 2024.

Provision for credit losses decreased for the quarter ended September 30, 2025, relative to the third quarter of 2024, driven by a $28 million reserve release and net principal losses of $327 million, compared with a $22 million reserve build and net principal losses of $347 million in the prior year period.

Our Allowance for credit losses decreased as of September 30, 2025, relative to December 31, 2024, due primarily to a lower Credit card and other loans balance, as seasonally higher transactor balances from the fourth quarter of 2024 were paid down in the first quarter of 2025. Our reserve rate was 11.7% as of September 30, 2025, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes. From an overall credit quality perspective, our percentage of Vantage 660+ cardholders continues to remain above pre-pandemic levels due to prudent credit management and a more diversified product mix, with co-brand and proprietary cards representing a larger proportion of our portfolio.

Total non-interest expenses of $476 million decreased 17% year-over year. The decrease was primarily driven by a $93 million decrease in Other expenses, which includes a $96 million impact in the prior year from our repurchased debt.

Provision for income taxes decreased $29 million year-over-year due to a discrete tax benefit during the current year period, as well as larger nondeductible items in the prior year.

Our efforts to strengthen and optimize our balance sheet continued in the third quarter of 2025. In August, we announced a $200 million board-authorized share repurchase program, and in September we repurchased 0.6 million shares for $40 million, bringing our year-to-date board-authorized share repurchases to 3.8 million shares. In August, we also completed a cash tender offer to repurchase $31 million in aggregate principal amount of our 9.750% Senior Notes due 2029 and $0.1 million in aggregate principal amount of our 8.375% Fixed-Rate Reset Subordinated Notes due 2035, using available cash, allowing us to continue to reduce higher cost debt. During the third quarter we also repurchased $3 million in aggregate principal amount of our 4.25% Convertible Senior Notes Due 2028. Our Common equity tier one capital ratio (CET1) of 14.0% increased from 13.3% in the third quarter of 2024, driven by net earnings over the period, partially offset by the effects from our repurchased shares and debt securities. Sequentially, our CET1 ratio improved to 14.0% from 13.0%. Additionally, relative to the third quarter of 2024 direct-to-consumer (DTC) deposits increased 9% to $8.2 billion as of September 30, 2025, with average DTC deposits now representing 47% of our total funding, up from 41% a year ago.

Our 2025 financial outlook reflects continued consumer resiliency, inflation remaining above the Federal Reserve Board’s target rate, and a slowing, yet stable labor market. Our outlook also anticipates interest rate decreases by the Federal Reserve Board, which we would expect to result in slight Net interest margin compression. Overall, our year-over-year credit sales growth and gradual improvement in our credit metrics give us confidence in our financial outlook as we begin the final quarter of 2025.

Based on our current economic outlook, an increased payment rate, the cumulative effect of ongoing elevated gross credit losses, and visibility into our new business pipeline and existing partners, we continue to expect 2025 Average credit card and other loans to be flat to slightly lower relative to 2024. For 2025 compared with 2024, Total net interest and non-interest income, excluding any gain on portfolio sale, a Non-GAAP financial measure, is anticipated to be relatively flat as our implemented pricing actions are offset by factors such as: (i) interest rate decreases by the Federal Reserve Board, which impact us due to our slight asset sensitivity and lagged cost of funds impacts, (ii) our continued shift in risk mix, from improving credit quality, and therefore lower delinquencies and consequently lower billed late fees, and (iii) the shift in our product mix to a higher proportion of co-brand, proprietary, and installment lending products, leading to lower finance charges and billed late fees.

As a result of efficiencies gained from our ongoing operational excellence initiatives, along with disciplined expense management and prudent investments, we continue to expect to generate positive operating leverage in 2025, excluding any gain on portfolio sale and the pretax impacts from our repurchased debt, a Non-GAAP financial measure.

Our 2025 financial outlook assumes a full year Net principal loss rate ranging from 7.8% to 7.9% , driven by continued consumer resiliency, our disciplined credit management and continued risk and product mix shifts. Nonetheless, given macroeconomic uncertainty, with potential changes in monetary and fiscal policies, including tariff and trade policies and the potential impacts on consumer spending and employment, we remain vigilant with our credit strategies.

In our 2025 financial outlook, we now expect our full year effective tax rate to be in the range of 19% to 20% due to larger discrete items realized in 2025, with quarter-over-quarter variability due to the timing of certain discrete items.

We remain confident in our ability to achieve our 2025 financial outlook and will continue to successfully execute our strategic objectives and operational excellence efforts. We believe we are well-positioned to deliver strong returns while creating sustainable, long-term value for our shareholders.

Note: We are unable to provide a quantitative reconciliation of the forward-looking 2025 financial outlook for the Non-GAAP financial measures above, to their most directly comparable forward-looking GAAP measures, as we cannot reliably predict all of the necessary components of such forward-looking GAAP measures without unreasonable effort.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the three and nine months ended September 30, 2025, compared with the same periods in the prior year, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment” above.

Table 1: Summary of Our Financial Performance

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$971	$983	(12)	(1)	$2,870	$2,913	(43)	(1)
Provision for credit losses	299	369	(70)	(19)	869	980	(111)	(11)
Total non-interest expenses	476	574	(98)	(17)	1,433	1,525	(92)	(6)
Income from continuing operations before income taxes	196	40	156	395	568	408	160	39
Provision for income taxes	8	37	(29)	(77)	100	136	(36)	(27)
Income from continuing operations	188	3	185	nm	468	272	196	72
Loss from discontinued operations, net of income taxes (1)	—	(1)	1	(83)	(4)	(2)	(2)	112
Net income	188	2	186	nm	464	270	194	72
Adjusted net income (2)	191	93	98	105	479	368	111	30

Net income per diluted share	$3.96	$0.05	3.91	nm	$9.65	$5.37	4.28	80
Adjusted net income per diluted share (2)	$4.02	$1.83	2.19	120	$9.96	$7.32	2.64	36
Income from continuing operations per diluted share	$3.96	$0.06	3.90	nm	$9.74	$5.40	4.34	80
Adjusted income from continuing operations per diluted share (2)	$4.02	$1.84	2.18	119	$10.05	$7.35	2.70	37
Net interest margin (3)	18.8%	18.8%		—	18.2%	18.5%		(0.3)
Return on average tangible common equity (4)	28.6%	0.5%		28.1	24.8%	14.8%		10.0
Effective income tax rate — continuing operations	4.3%	92.2%		(87.9)	17.5%	33.4%		(15.9)
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
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,198	$1,224	(26)	(2)	$3,531	$3,645	(114)	(3)
Interest on cash and investment securities	44	53	(9)	(18)	135	161	(26)	(16)
Total interest income	1,242	1,277	(35)	(3)	3,666	3,806	(140)	(4)
Interest expense
Interest on deposits	139	153	(14)	(9)	417	461	(44)	(10)
Interest on borrowings	71	87	(16)	(18)	238	268	(30)	(11)
Total interest expense	210	240	(30)	(12)	655	729	(74)	(10)
Net interest income	1,032	1,037	(5)	(1)	3,011	3,077	(66)	(2)
Non-interest income
Interchange revenue, net of retailer share arrangements	(111)	(95)	(16)	17	(289)	(272)	(17)	6
Gain on portfolio sale	—	4	(4)	(100)	3	9	(6)	(68)
Other	50	37	13	37	145	99	46	47
Total non-interest income	(61)	(54)	(7)	14	(141)	(164)	23	(14)
Total net interest and non-interest income	971	983	(12)	(1)	2,870	2,913	(43)	(1)
Provision for credit losses	299	369	(70)	(19)	869	980	(111)	(11)
Total net interest and non-interest income, after provision for credit losses	$672	$614	58	9	$2,001	$1,933	68	4

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income decreased for the three and nine months ended September 30, 2025, due to the following:

•Interest and fees on loans decreased due primarily to lower billed late fees and lower Average credit card and other loans balances, partially offset by lower reversals of finance charges and late fees, resulting from lower gross credit losses, and the ongoing implementation of pricing actions; collectively decreasing finance charge and late fee yields by approximately 39 basis points and 46 basis points, over the respective periods of comparison. Our lower delinquency volumes and the gradual shift in product mix to a lower proportion of private label accounts, which tend to have higher billed late fees, have resulted in lower overall billed late fees.

•Interest on cash and investment securities decreased due to lower average interest rates which decreased interest income by $9 million and $31 million, over the respective periods of comparison, partially offset during the nine month period by higher average balances, which increased interest income by $5 million.

Interest expense: Total interest expense decreased for the three and nine months ended September 30, 2025, due to the following:

•Interest on deposits decreased due to lower average interest rates which decreased interest expense by $21 million and $46 million, over the respective periods of comparison, partially offset by higher average wholesale deposit balances which increased funding costs by $7 million and $2 million over those same respective periods.
•Interest on borrowings decreased due to lower average borrowings which decreased funding costs by $14 million and $11 million, over the respective periods of comparison, and due to lower average interest rates which decreased funding costs by $2 million and $19 million over those same respective periods.

Non-interest income: Total non-interest income decreased for the three months ended September 30, 2025, and increased for the nine months ended September 30, 2025, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, increased during the three and nine month periods due to an increase in costs associated with brand partner retailer share arrangements along with a decrease in merchant discount fees due to lower “big ticket” credit sales.
•Other increased during the three and nine month periods due primarily to our implemented pricing actions, including paper statement fees, which we began assessing in the second quarter of 2024.

Provision for credit losses decreased for the three and nine months ended September 30, 2025. For the three month period, the decrease was driven by a $28 million reserve release and net principal losses of $327 million, compared with a $22 million reserve build and net principal losses of $347 million in the prior year period. For the nine month period, the decrease was driven by a $171 million reserve release and net principal losses of $1,040 million, compared with a $142 million reserve release and net principal losses of $1,122 million in the prior year period. Our reserve rate was 11.7% as of September 30, 2025, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$222	$228	(6)	(3)	$648	$655	(7)	(1)
Card and processing expenses	81	77	4	5	244	241	3	1
Information processing and communication	72	73	(1)	(1)	230	220	10	5
Marketing expenses	38	38	—	(1)	106	99	7	7
Depreciation and amortization	20	22	(2)	(9)	61	68	(7)	(10)
Other	43	136	(93)	(68)	144	242	(98)	(41)
Total non-interest expenses	$476	$574	(98)	(17)	$1,433	$1,525	(92)	(6)

Adjusted total non-interest expenses (1)	473	478	(5)	(1)	1,414	1,420	(6)	—
__________________________________
(1)Adjusts Total non-interest expenses for the impacts from our repurchased debt, representing $3 million and $96 million for the three months ended September 30, 2025 and 2024, and $19 million and $105 million for the nine months ended September 30, 2025 and 2024, respectively, and therefore represent Non-GAAP financial measures. See “Non-GAAP Financial Measures” and Table 6:

Reconciliation of GAAP to Non-GAAP Financial Measures.

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses decreased for the three and nine months ended September 30, 2025. Adjusted total non-interest expenses, which represents a Non-GAAP financial measure and has been adjusted for the impacts from our repurchased debt, also decreased over those same periods.

•Employee compensation and benefits decreased during the three and nine month periods due primarily to strategic adjustments in customer care staffing in the prior year.
•Card and processing expenses increased during the three and nine month periods due to higher network fees driven by our gradual shift in product mix.
•Information processing and communication was essentially flat during the three month period, and increased during the nine month period due to elevated software license renewal costs.
•Marketing expenses remained flat during the three month period, and increased during the nine month period due primarily to incremental investments associated with our brand partner joint marketing campaigns.
•Depreciation and amortization decreased due to lower amortization related to both capitalized software and premiums on historical credit card loan portfolio acquisitions.
•Other decreased during the three and nine month periods due primarily to the prior year impact from our repurchased debt.

Income Taxes

The Provision for income taxes decreased for the three and nine months ended September 30, 2025. The effective tax rate was 4.3% and 92.2% for the three-month periods ended September 30, 2025 and 2024, respectively, and 17.5% and 33.4% for the nine-month periods ended September 30, 2025 and 2024, respectively. Both the decreases in the Provision for income taxes and in the effective tax rates over the periods of comparison were driven by a discrete tax benefit in the current year period and larger nondeductible items in the prior year period.

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

Discontinued Operations

The Loss from discontinued operations, net of income taxes includes amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019, and primarily relates to contractual indemnification and tax-related matters. For additional information refer to Note 22, “Discontinued Operations and Bank Holding Company Financial Presentation” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
(Millions, except per share amounts and percentages)
Credit sales	$6,787	$6,464	5	$19,707	$19,064	3
PPNR (1)	495	409	21	1,437	1,388	3
PPNR excluding any gain on portfolio sale and impacts from repurchased debt (1)	498	501	—	1,453	1,484	(2)
Average credit card and other loans	17,596	17,766	(1)	17,813	18,060	(1)
End-of-period credit card and other loans	17,655	17,933	(2)	17,655	17,933	(2)
End-of-period direct-to-consumer (retail) deposits	$8,188	$7,483	9	8,188	7,483	9

Return on average assets (2)	3.4%	0.1%	3.3	2.8%	1.6%	1.2
Return on average equity (3)	22.4%	0.4%	22.0	19.2%	11.3%	7.9
Return on average tangible common equity (4)	28.6%	0.5%	28.1	24.8%	14.8%	10.0

Net interest margin (5)	18.8%	18.8%	—	18.2%	18.5%	(0.3)
Loan yield (6)	27.0%	27.4%	(0.4)	26.5%	27.0%	(0.5)

Efficiency ratio (7)	49.0%	58.4%	(9.4)	49.9%	52.3%	(2.4)
Adjusted efficiency ratio (7)	48.7%	48.9%	(0.2)	49.3%	48.9%	0.4

Common equity tier 1 capital ratio (8)	14.0%	13.3%	0.7	14.0%	13.3%	0.7
Tangible book value per common share (9)	$56.36	$47.48	19	$56.36	$47.48	19

Payment rate (10)	14.9%	14.4%	0.5	14.9%	14.5%	0.4

Delinquency rate (11)	6.0%	6.4%	(0.4)	6.0%	6.4%	(0.4)
Net loss rate (12)	7.4%	7.8%	(0.4)	7.8%	8.3%	(0.5)
Reserve rate (13)	11.7%	12.2%	(0.5)	11.7%	12.2%	(0.5)
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
(12)Net loss rate, an annualized rate, represents net principal losses for the period divided by Average credit card and other loans for the same period, using an average daily balance calculation methodology.
(13)Reserve rate represents the Allowance for credit losses divided by End-of-period credit card and other loans.

Table 5: Net Interest Margin

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,173	$44	4.18%	$4,208	$53	5.07%
Credit card and other loans	17,596	1,198	27.01%	17,766	1,224	27.40%
Total interest-earning assets	21,769	1,242	22.64%	21,974	1,277	23.12%

Direct-to-consumer (retail) deposits	8,139	86	4.23%	7,293	91	4.95%
Wholesale deposits	5,296	53	3.94%	5,556	62	4.47%
Interest-bearing deposits	13,435	139	4.11%	12,849	153	4.74%

Secured borrowings	2,872	43	5.88%	3,477	57	6.54%
Unsecured borrowings	1,129	28	9.92%	1,282	30	9.19%
Interest-bearing borrowings	4,001	71	7.02%	4,759	87	7.26%
Total interest-bearing liabilities	$17,436	$210	4.78%	$17,608	$240	5.42%

Net interest income		$1,032			$1,037

Net interest margin (1)		18.8%			18.8%

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,322	$135	4.17%	$4,174	$161	5.13%
Credit card and other loans	17,813	3,531	26.50%	18,060	3,645	26.96%
Total interest-earning assets	22,135	3,666	22.14%	22,234	3,806	22.86%

Direct-to-consumer (retail) deposits	7,994	262	4.38%	7,042	259	4.91%
Wholesale deposits	5,228	155	3.96%	6,116	202	4.41%
Interest-bearing deposits	13,222	417	4.21%	13,158	461	4.68%

Secured borrowings	3,481	152	5.84%	3,522	178	6.76%
Unsecured borrowings	1,159	86	9.92%	1,317	90	9.13%
Interest-bearing borrowings	4,640	238	6.86%	4,839	268	7.41%
Total interest-bearing liabilities	$17,862	$655	4.90%	$17,997	$729	5.41%

Net interest income		$3,011			$3,077

Net interest margin (1)		18.2%			18.5%
______________________________
(1)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
(Millions, except per share amounts and percentages)
Adjusted net income
Net income	188	2	nm	464	270	72
Impacts from repurchased debt	3	91	(97)	15	98	(85)
Adjusted net income	$191	$93	105	$479	$368	30

Adjusted net income per diluted share
Net income per diluted share	$3.96	$0.05	nm	$9.65	$5.37	80
Impacts from repurchased debt	$0.06	$1.78	(97)	$0.31	$1.95	(84)
Adjusted net income per diluted share	$4.02	$1.83	120	$9.96	$7.32	36

Adjusted income from continuing operations per diluted share
Income from continuing operations per diluted share	$3.96	$0.06	nm	$9.74	$5.40	80
Impacts from repurchased debt	$0.06	$1.78	(97)	$0.31	$1.95	(84)
Adjusted income from continuing operations per diluted share	$4.02	$1.84	119	$10.05	$7.35	37

Adjusted total non-interest expenses
Total non-interest expenses	$476	$574	(17)	$1,433	$1,525	(6)
Impacts from repurchased debt	3	96	(96)	19	105	(82)
Adjusted total non-interest expenses	473	478	(1)	1,414	1,420	—

Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$196	$40	395	$568	$408	39
Provision for credit losses	299	369	(19)	869	980	(11)
Pretax pre-provision earnings (PPNR)	495	409	21	1,437	1,388	3
Less: Gain on portfolio sale	—	(4)	(100)	(3)	(9)	(68)
Add: Impacts from repurchased debt	3	96	(96)	19	105	(82)
PPNR excluding any gain on portfolio sale and impacts from repurchased debt	498	501	—	1,453	1,484	(2)

Average tangible common equity
Average total stockholders’ equity	3,335	3,314	1	3,255	3,213	1
Less: Average goodwill and intangible assets, net	(728)	(748)	(3)	(736)	(753)	(2)
Average tangible common equity	2,607	2,566	2	2,519	2,460	2

Tangible common equity (TCE)
Total stockholders’ equity	3,317	3,112	7	3,317	3,112	7
Less: Goodwill and intangible assets, net	(723)	(754)	(4)	(723)	(754)	(4)
Tangible common equity (TCE)	$2,594	$2,358	10	2,594	2,358	10
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

The following table provides the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of the dates presented:

Table 7: Delinquency Trends on Credit Card and Other Loans

	September 30, 2025	% of Total	December 31, 2024	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$15,928	100.0%	$17,418	100.0%
Outstanding balances contractually delinquent:
31 to 60 days	287	1.8%	299	1.7%
61 to 90 days	214	1.3%	223	1.3%
91 or more days	462	2.9%	512	2.9%
Total	$963	6.0%	$1,034	5.9%

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

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period, using an average daily balance calculation methodology. The following table provides our net principal losses for the periods presented:

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Millions, except percentages)
Average credit card and other loans	$17,596	$17,766	$17,813	$18,060
Net principal losses (1)	327	347	1,040	1,122
Net principal losses as a percentage of average credit card and other loans (1)	7.4%	7.8%	7.8%	8.3%
______________________________
(1)As a result of hurricanes Helene and Milton we froze delinquency progression for cardholders in FEMA identified impact zones for one billing cycle, which resulted in modestly lower Net principal losses and Net principal losses as a percentage of average credit card and other loans in the fourth quarter of 2024, and consequently these actions negatively impacted Net principal losses and Net principal losses as a percentage of average credit card and other loans in the second quarter of 2025, which has been included in the nine months ended September 30, 2025.

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

Our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of senior unsecured, subordinated or convertible debt securities by our Parent Company, financings through our securitization programs, and deposits with the Banks. More broadly, we continuously evaluate opportunities to renew and expand our various sources of liquidity, including through issuances of preferred stock by our Parent Company. We aim to satisfy our financing needs with a diverse set of funding sources, and we seek to maintain diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, which we believe will mitigate the impact of disruptions in any one type of instrument, tenor or investor.

Our primary uses of liquidity are for underwriting Credit card and other loans, scheduled payments of principal and interest on our debt, operational expenses, capital expenditures, including digital and product innovation and technology enhancements, repurchases of equity and debt securities and payment of dividends.

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

We will also need additional financing in the future to repay or refinance our existing debt at or prior to maturity, and to fund our growth, which may include the issuance of additional debt, equity or convertible securities, or engaging in other capital markets or financing transactions. Also as part of our financing strategy and capital structure optimization, in March 2025 we issued Subordinated Notes, and in the future we may seek to further optimize our capital structure through issuances of preferred stock. Given the maturities of certain of our outstanding debt instruments and the macroeconomic outlook, it is possible that we will be required to repay, extend or refinance some or all of our maturing debt in volatile and/or unfavorable markets.

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

In October 2025 all three credit rating agencies refreshed their credit ratings and their related outlooks. Both Moody’s and Fitch upgraded their credit ratings. Moody’s also retained their “Positive” outlook, Fitch changed their outlook from “Positive” to “Stable” in conjunction with their credit ratings upgrade, and S&P changed their outlook from “Stable” to “Positive”. The table below provides a summary of the credit ratings for the senior unsecured and subordinated long-term debt of Bread Financial Holdings, Inc. as of the dates presented:

	September 30, 2025			October 24, 2025
Bread Financial Holdings, Inc.	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Senior unsecured debt	Ba3	BB-	BB-	Ba2	BB-	BB
Subordinated debt	Ba3	B	B	Ba2	B	B+

Outlook	Positive	Stable	Positive	Positive	Positive	Stable

We also seek to maintain appropriate and stable credit ratings for our credit card securitizations issued through World Financial Network Credit Card Master Note Trust (WFNMNT) from the rating agencies (DBRS, S&P and Fitch). The table below provides a summary of the structured finance credit ratings for certain of the asset-backed securities, specifically the Class A notes of WFNMNT as of September 30, 2025:

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

Funding Sources

As referenced above, our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of senior unsecured, subordinated or convertible debt securities by our Parent Company, potential issuances of preferred stock by our Parent Company, financings through our securitization programs, and deposits with the Banks.

Throughout 2025, we engaged in a number of financing-related transactions, including closing on our offering of $400 million aggregate principal amount of 8.375% Fixed-Rate Reset Subordinated Notes due 2035 (the Subordinated Notes), and the redemption of the remaining $100 million in aggregate principal amount of our 7.000% Senior Notes due 2026 (Senior Notes due 2026). We also had repurchases of $10 million in aggregate principal amount of our 4.25% Convertible Senior Notes due 2028 (the Convertible Notes), the completion of a cash tender offer (the Tender Offer) to repurchase $150 million in aggregate principal amount of our 9.750% Senior Notes due 2029 (Senior Notes due 2029), and another cash tender offer (the Third Quarter Tender Offer) to repurchase $31 million in aggregate principal amount of our Senior Notes due 2029 and $0.1 million in aggregate principal amount of our Subordinated Notes, in each case utilizing cash on hand. Each of these transactions, as well as other matters relating to our liquidity and capital resources during the year, are described in more detail below.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of September 30, 2025, we were in compliance with all such covenants.

Credit Agreement

In October 2024, we entered into our amended credit agreement with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility), which matures in October 2028. As of September 30, 2025, our Revolving Credit Facility was undrawn and all $700 million remained available for future borrowings.

7.000% Senior Notes Due 2026 - Redemption

In January 2025, with cash on hand we redeemed the remaining $100 million in aggregate principal amount of our Senior Notes due 2026.

4.25% Convertible Senior Notes Due 2028 - Repurchases

In June 2023, we issued and sold $316 million aggregate principal amount of 4.25% Convertible Senior Notes due 2028. The Convertible Notes bear interest at an annual rate of 4.25%, payable semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes mature on June 15, 2028, unless earlier repurchased, redeemed or converted.

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

For additional information on the June 2023 issuance, and subsequent repurchases during 2024, of our Convertible Notes, as well as our Capped Call transactions, see “Consolidated Liquidity and Capital Resources” under Part II of our 2024 Form 10-K.

In the first quarter of 2025, a holder of Convertible Notes approached us to repurchase Convertible Notes, and we entered into a privately-negotiated repurchase agreement with the holder, repurchasing $7 million in aggregate principal amount of outstanding Convertible Notes. The final purchase price, or settlement value, for the repurchase was $11 million, which was funded with cash on hand. In connection with the repurchase, we recognized a $2 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $2 million reduction in Additional paid-in capital (APIC) related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact.

In the third quarter of 2025, we entered into privately-negotiated repurchase agreements with two additional holders of our Convertible Notes, repurchasing $3 million in aggregate principal amount of outstanding Convertible Notes. The final purchase price, or settlement value, for the repurchases was $5 million, which was funded with cash on hand. In connection with the repurchases, we recognized a $1 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $2 million reduction in APIC related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact.

As of September 30, 2025, $0.1 million of Convertible Notes remained outstanding. We may, from time to time, seek to retire or repurchase our remaining outstanding Convertible Notes through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise.

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

9.750% Senior Notes Due 2029 - Tender Offers and Repurchases

In June 2025, we completed the cash Tender Offer pursuant to which we repurchased $150 million in aggregate principal amount of our Senior Notes due 2029. The consideration paid in the Tender Offer for each $1,000 principal amount of the Senior Notes due 2029 was $1,071, plus accrued and unpaid interest. In connection with the repurchase, we recognized a $13 million loss on extinguishment in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the carrying value of the Senior Notes due 2029.

In August 2025, we completed the cash Third Quarter Tender Offer pursuant to which we repurchased $31 million in aggregate principal amount of our Senior Notes due 2029. The consideration paid in the Third Quarter Tender Offer for each $1,000 principal amount of the Senior Notes due 2029 was $1,070, plus accrued and unpaid interest. In connection with the repurchase, we recognized a $3 million loss on extinguishment in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the carrying value of the Senior Notes due 2029. Following the completion of these two tender offers, $719 million in the aggregate principal amount of our Senior Notes due 2029 remained outstanding as of September 30, 2025, and will mature in March 2029, subject to any earlier repurchase or redemption.

8.375% Subordinated Notes Due 2035 - Issuance, Tender Offer and Repurchase

In March 2025, we issued and sold $400 million in aggregate principal amount of the Subordinated Notes. The Subordinated Notes were issued pursuant to an indenture between the Company and U.S. Bank Trust Company, National Association, as trustee. The Subordinated Notes accrue interest on the outstanding principal amount (i) at a rate per annum equal to 8.375% from, and including, March 10, 2025, to, but excluding, June 15, 2030 (the Reset Date), and (ii) from, and including, the Reset Date to, but excluding, the maturity date at a rate per annum equal to the Five-Year U.S. Treasury Rate as of the date that is two business days prior to the Reset Date, plus 430 basis points. Interest on the Subordinated Notes is payable semiannually in arrears in June and December of each year. The Subordinated Notes will mature in June 2035, unless earlier repurchased or redeemed. As noted above, included in the cash Third Quarter Tender Offer was a repurchase of $0.1 million aggregate principal amount of the Subordinated Notes.

We used $250 million of the net proceeds from the Subordinated Notes offering to enter into a subordinated promissory note between Parent Company, as lender, and CCB, as borrower, on terms substantially the same as those of the Subordinated Notes. The subordinated promissory note is eliminated in consolidation.

Deposits

The Banks use a variety of deposit products to finance their operating activities, including funding for non-securitized credit card and other loans, and to fund their securitization enhancement requirements. The Banks offer DTC retail deposit products, including Individual Retirement Accounts, as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits, and includes brokered deposits) and various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks also issue certificates of deposit with scheduled maturity dates ranging between October 2025 and September 2030, in denominations of at least $1,000, on which interest is paid either monthly or at maturity. The following table summarizes these retail and wholesale deposit products by type and associated attributes as of the dates presented:

Table 9: Interest-bearing Deposits

	September 30, 2025	December 31, 2024
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$8,188	$7,687
Wholesale	5,323	5,368
Total interest-bearing deposits	$13,511	$13,055

Non-maturity deposit products
Non-maturity deposits	$7,437	$6,827
Interest rate range	0.70% - 4.40%	0.70% - 4.75%
Weighted-average interest rate	3.96%	4.16%

Certificates of deposit
Certificates of deposit	$6,074	$6,228
Interest rate range	0.80% - 5.31%	0.80% - 5.7%
Weighted-average interest rate	4.19%	4.64%

As of September 30, 2025 and December 31, 2024, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $642 million (5% of Total deposits) and $574 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

Securitization Programs Including Conduit Facilities

We sell the majority of the credit card loans originated by the Banks to certain of our master trusts (the Trusts). These securitization programs are a principal vehicle through which we finance the Banks’ credit card loans. For this purpose, we use a combination of public term asset-backed notes and private conduit facilities (the Conduit Facilities) with a consortium of lenders, including domestic money center, regional and international banks. Both our public term asset-backed notes and borrowings under the Conduit Facilities are included in Debt issued by consolidated Variable Interest Entities (VIEs) in the Consolidated Balance Sheets. The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:

Table 10: Conduit Borrowing Capacity Rollforward and Maturities

(Millions)	December 31, 2024		Commitment	September 30, 2025
Conduit Facilities	Capacity	Drawn (6)	Change	Capacity	Drawn (6)	Maturity Date (7)
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$1,955	$—	$2,650	$1,088	October 2025
WFNMT 2009-VFC1 (2)	—	141	—	—	—	—
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	867	(250)	2,000	247	February 2026
CCAST 2023-VFN1 (4)	250	250	(250)	—	—	—
CCAST 2024-VFN1 (5)	200	—	(200)	—	—	—
Total	$5,350	$3,213	$(700)	$4,650	$1,335
__________________________________
(1)2009-VFN Conduit issued under World Financial Network Credit Card Master Note Trust (WFNMNT). In October 2025, the 2009-VFN Conduit commitment was reduced by $900 million to $1.75 billion, and the Maturity Date was extended to October 2026.
(2)2009-VFC1 Conduit issued under World Financial Network Credit Card Master Trust III (WFNMT) was retired following controlled amortization, meaning the period in which principal collections are accumulated to pay down the outstanding principal amount of the notes issued under the Conduit Facility, in June 2025 pursuant to the termination, consent and waiver agreement.
(3)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT). In February 2025, the 2009-VFN Conduit commitment was reduced by $250 million to $2 billion, and the Maturity Date was extended to February 2026.
(4)2023-VFN1 Conduit issued under Comenity Capital Asset Securitization Trust (CCAST). The purchase commitment expired on September 29, 2025 and the 2023-VFN1 Conduit was retired on October 1, 2025 pursuant to the termination, consent and waiver agreement.
(5)2024-VFN1 Conduit issued under CCAST was retired in February 2025 pursuant to the termination, consent and waiver agreement.
(6)Amounts drawn do not include $0.4 billion and $1.1 billion of debt issued by the Trusts as of September 30, 2025 and December 31, 2024, respectively, which were not sold, but were retained by us as a credit enhancement and therefore have been eliminated from the Total.
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

As of September 30, 2025, we had approximately $10.0 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

Stock Repurchase Programs

On August 26, 2025 our Board of Directors approved a stock repurchase program to acquire up to $200 million in shares of our outstanding common stock in the open market. There is no expiration date for this repurchase plan. The rationale for this repurchase program, and the amount thereof, was to execute against our previously disclosed capital priorities to grow responsibly, maintain balance sheet strength, and return value to shareholders. This repurchase program is in addition to the Company’s prior $150 million stock repurchase program, which was announced in March 2025 and was completed in April 2025.

During the nine months ended September 30, 2025, under these authorized stock repurchase programs, we acquired a total of 3.8 million shares of our common stock for $190 million plus applicable excise tax on stock repurchases, with 0.6 million of those shares having been repurchased in the third quarter for $40 million. Following their repurchase, these 3.8 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock. As of September 30, 2025, we had $160 million remaining for future repurchases under our current authorized stock repurchase program. During October 2025, we repurchased another 0.4 million shares of common stock for $20 million plus applicable excise tax on stock repurchases. On October 23, 2025, our Board of Directors approved an increase of an incremental $200 million to our current share repurchase program, meaning as of October 28, 2025, $340 million remained available for future repurchases under our current authorized stock repurchase program, for which there is no expiration date.

Dividends

During the three and nine months ended September 30, 2025, we paid $9 million and $31 million, respectively, in dividends to holders of our common stock. On October 23, 2025, our Board of Directors declared a quarterly cash dividend of $0.23 per share on our common stock, payable on December 12, 2025, to stockholders of record at the close of business on November 7, 2025.

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

Cash Flows

The table below summarizes our cash flow activity for the periods indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities:

Table 11: Cash Flows

	Nine Months Ended September 30,
	2025	2024
(Millions)
Total cash provided by (used in):
Operating activities	$1,524	$1,380
Investing activities	132	182
Financing activities	(1,591)	(1,707)
Net increase (decrease) in cash, cash equivalents and restricted cash	$65	$(145)

Cash Flows from Operating Activities primarily include net income adjusted for (i) non-cash items included in net income, such as provision for credit losses, depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated cash flows from operating activities of $1,524 million and $1,380 million for the nine months ended September 30, 2025 and 2024, respectively. The net cash provided by operating activities during these periods was primarily driven by cash generated from net income after adjusting for the Provision for credit losses.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash provided by investing activities was $132 million and $182 million for the nine months ended September 30, 2025 and 2024, respectively. The net cash provided by investing activities during these periods was primarily due to the seasonal paydown of Credit card and other loans. In addition, for the nine months ended September 30, 2024, the net cash provided by investing activities was also affected by the sale of a credit card loan portfolio, partially offset by the purchase of a credit card loan portfolio.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $1,591 million and $1,707 million for the nine months ended September 30, 2025 and 2024, respectively. The net cash used in financing activities during the nine months ended September 30, 2025 was primarily driven by repayments of debt issued by consolidated variable interest entities (i.e., securitizations) and the repurchases of common stock, partially offset by the net increase in deposits. For the nine months ended September 30, 2024 the net cash used in financing activities was primarily driven by net repayments of both debt issued by consolidated variable interest entities and unsecured borrowings, including our repurchased Convertible Notes, as well as a net decrease in wholesale deposits.

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk-weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of September 30, 2025 and 2024, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

The Banks adopted the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of the current expected credit loss (CECL) model on their regulatory capital for two years, until January 1, 2022, after which the effects were phased-in over a three-year period through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of our adoption of CECL as of January 1, 2020, and 25% of subsequent changes in our Allowance for credit losses during each quarter of the two-year period ended December 31, 2021. In accordance with the interim final rule, we began to ratably phase-in these effects on January 1, 2022, and as of January 1, 2025 had fully phased-in all such effects.

As of September 30, 2025, the actual capital ratios and minimum ratios for the Company, as well as each Bank, are as follows:

Table 12: Capital Ratios

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	14.0%	4.5%	6.5%
Tier 1 capital ratio (2)	14.0	6.0	8.0
Total risk-based capital ratio (3)	17.5	8.0	10.0
Tier 1 leverage capital ratio (4)	12.4	4.0	5.0
Total risk-weighted assets (5)	$18,714

Comenity Bank
Common equity tier 1 capital ratio (1)	15.4%	4.5%	6.5%
Tier 1 capital ratio (2)	15.4	6.0	8.0
Total risk-based capital ratio (3)	16.8	8.0	10.0
Tier 1 leverage capital ratio (4)	13.5	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	15.4%	4.5%	6.5%
Tier 1 capital ratio (2)	15.4	6.0	8.0
Total risk-based capital ratio (3)	19.0	8.0	10.0
Tier 1 leverage capital ratio (4)	13.6	4.0	5.0
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

The following table provides a reconciliation of our Total stockholders’ equity under GAAP to Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital, Tier 2 capital and Total capital, as of the date presented:

September 30, 2025
(Millions)
Total stockholders’ equity	$3,317

Less:
Goodwill (1)	593
Intangible assets	90
Other	13
Common equity tier 1 capital	2,621

Tier 1 capital	2,621

Subordinated notes	400
Qualifying allowance for credit losses (2)	257
Tier 2 capital	657

Total capital	$3,278
__________________________________
(1)Goodwill, net of the related $41 million deferred tax liability.
(2)Represents the allowable portion of the Allowance for credit losses, which is a maximum of 1.25% of RWA.

The following table provides the changes in our Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital and Tier 2 capital for the periods presented:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
(Millions)
Common equity tier 1 capital beginning balance	$2,427	$2,474
Net income applicable to common equity	188	464
Dividends declared on common stock	(11)	(31)
Repurchases of common stock	(40)	(190)
CECL phase-in adjustment	—	(139)
Changes in additional paid-in capital	11	17
Changes in intangible assets	8	23
Other	38	3
Common equity tier 1 capital	2,621	2,621

Tier 1 capital	2,621	2,621

Tier 2 capital beginning balance	657	271
Change in subordinated notes	—	400
Change in qualifying allowance for credit losses	—	(14)
Tier 2 capital	657	657

Total capital	$3,278	$3,278

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
•future credit performance of our customers, including the level of future delinquency and charge-off rates;
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

Item 1. Financial Statements.
BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,198	$1,224	$3,531	$3,645
Interest on cash and investment securities	44	53	135	161
Total interest income	1,242	1,277	3,666	3,806
Interest expense
Interest on deposits	139	153	417	461
Interest on borrowings	71	87	238	268
Total interest expense	210	240	655	729
Net interest income	1,032	1,037	3,011	3,077
Non-interest income
Interchange revenue, net of retailer share arrangements	(111)	(95)	(289)	(272)
Gain on portfolio sale	—	4	3	9
Other	50	37	145	99
Total non-interest income	(61)	(54)	(141)	(164)
Total net interest and non-interest income	971	983	2,870	2,913
Provision for credit losses	299	369	869	980
Total net interest and non-interest income, after provision for credit losses	672	614	2,001	1,933
Non-interest expenses
Employee compensation and benefits	222	228	648	655
Card and processing expenses	81	77	244	241
Information processing and communication	72	73	230	220
Marketing expenses	38	38	106	99
Depreciation and amortization	20	22	61	68
Other	43	136	144	242
Total non-interest expenses	476	574	1,433	1,525
Income from continuing operations before income taxes	196	40	568	408
Provision for income taxes	8	37	100	136
Income from continuing operations	188	3	468	272
Loss from discontinued operations, net of income taxes (1)	—	(1)	(4)	(2)
Net income	$188	$2	$464	$270

Basic income per share (Note 16)
Income from continuing operations	$4.04	$0.06	$9.88	$5.48
Loss from discontinued operations	—	(0.01)	$(0.09)	$(0.04)
Net income per share	$4.04	$0.05	$9.79	$5.44

Diluted income per share (Note 16)
Income from continuing operations	$3.96	$0.06	$9.74	$5.40
Loss from discontinued operations	—	(0.01)	$(0.09)	$(0.03)
Net income per share	$3.96	$0.05	$9.65	$5.37

Weighted average common shares outstanding (Note 16)
Basic	46.5	49.7	47.4	49.6
Diluted	47.5	51.0	48.1	50.3
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
See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Millions)
Net income	$188	$2	$464	$270

Other comprehensive income
Unrealized gain on available-for-sale debt securities	3	8	6	4
Tax expense	—	(2)	(1)	(1)
Unrealized gain on available-for-sale debt securities, net of tax	3	6	5	3

Unrealized gain on cash flow hedges	—	—	1	—
Tax expense	—	—	—	—
Unrealized gain on cash flow hedges, net of tax	—	—	1	—

Other comprehensive income, net of tax	3	6	6	3

Total comprehensive income, net of tax	$191	$8	$470	$273

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,764	$3,679
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities: September 30, 2025, $10,000; December 31, 2024, $12,408)	17,655	18,896
Allowance for credit losses	(2,070)	(2,241)
Credit card and other loans, net	15,585	16,655
Investments (includes investment securities carried at fair value: September 30, 2025, $223; December 31, 2024, $217)	284	266
Property and equipment, net	122	142
Goodwill and intangible assets, net	723	746
Other assets	1,236	1,403
Total assets	$21,714	$22,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$13,535	$13,082
Debt issued by consolidated variable interest entities	2,682	4,558
Long-term and other debt	1,105	999
Other liabilities	1,075	1,201
Total liabilities	18,397	19,840
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value; authorized, 200.0 million shares; issued, 46.0 million shares as of September 30, 2025 and 49.1 million shares as of December 31, 2024.	1	1
Additional paid-in capital	1,900	2,073
Retained earnings	1,432	999
Accumulated other comprehensive loss	(16)	(22)
Total stockholders’ equity	3,317	3,051
Total liabilities and stockholders’ equity	$21,714	$22,891

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2025	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of June 30, 2025	46.6	$1	$1,929	$1,255	$(19)	$3,166
Net income	—	—	—	188	—	188
Other comprehensive income	—	—	—	—	3	3
Stock-based compensation	—	—	13	—	—	13
Repurchases of common stock	(0.6)	—	(40)	—	—	(40)
Repurchases of Convertible Notes	—	—	(2)	—	—	(2)
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(11)	—	(11)
Balance as of September 30, 2025	46.0	$1	$1,900	$1,432	$(16)	$3,317

Three Months Ended September 30, 2024	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of June 30, 2024	49.7	$1	$2,179	$1,012	$(22)	$3,170
Net income	—	—	—	2	—	2
Other comprehensive income	—	—	—	—	6	6
Stock-based compensation	—	—	12	—	—	12
Repurchases of Convertible Notes	—	—	(67)	—	—	(67)
Dividends and dividend equivalent rights declared ($0.21 per common share)	—	—	—	(11)	—	(11)
Balance as of September 30, 2024	49.7	$1	$2,124	$1,003	$(16)	$3,112

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2025	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2024	49.1	$1	$2,073	$999	$(22)	$3,051
Net income	—	—	—	464	—	464
Other comprehensive income	—	—	—	—	6	6
Stock-based compensation	—	—	41	—	—	41
Repurchases of common stock	(3.8)	—	(190)	—	—	(190)
Repurchases of Convertible Notes	—	—	(4)	—	—	(4)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	(31)	—	(31)
Issuance of shares to employees, net of shares withheld for employee taxes	0.7	—	(20)	—	—	(20)
Balance as of September 30, 2025	46.0	$1	$1,900	$1,432	$(16)	$3,317

Nine Months Ended September 30, 2024	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
(Millions)
Balance as of December 31, 2023	49.3	$1	$2,169	$767	$(19)	$2,918
Cumulative effect of change in accounting principle (1)	—	—	—	(1)	—	(1)
Net income	—	—	—	270	—	270
Other comprehensive income	—	—	—	—	3	3
Stock-based compensation	—	—	41	—	—	41
Repurchases of common stock	(0.3)	—	(11)	—	—	(11)
Repurchases of Convertible Notes	—	—	(67)	—	—	(67)
Dividends and dividend equivalent rights declared ($0.63 per common share)	—	—	—	(33)	—	(33)
Issuance of shares to employees, net of shares withheld for employee taxes	0.7	—	(8)	—	—	(8)
Balance as of September 30, 2024	49.7	$1	$2,124	$1,003	$(16)	$3,112
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
See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$464	$270
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	869	980
Depreciation and amortization	61	68
Deferred income taxes	95	(64)
Non-cash stock compensation	41	41
Amortization of deferred financing costs	12	17
Amortization of deferred origination costs	57	72
Gain on portfolio sale	(3)	(9)
Loss on debt extinguishment and repurchased Convertible Notes	19	105
Change in other operating assets and liabilities
Change in other assets	53	34
Change in other liabilities	(131)	(115)
Other	(13)	(19)
Net cash provided by operating activities	1,524	1,380

CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	156	505
Proceeds from sale of credit card loan portfolios	—	100
Purchases of credit card loan portfolios	—	(375)
Purchases of investments	(20)	(29)
Maturities of investments	16	10
Other, including capital expenditures	(20)	(29)
Net cash provided by investing activities	132	182

CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	400	300
Repayments/maturities of unsecured borrowings under debt agreements	(312)	(821)
Debt issued by consolidated variable interest entities	25	1,265
Repayments/maturities of debt issued by consolidated variable interest entities	(1,903)	(1,617)
Net increase (decrease) in deposits	454	(775)
Payment of deferred financing costs	(13)	(8)
Dividends paid	(31)	(32)
Repurchase of common stock	(190)	(11)
Other	(21)	(8)
Net cash used in financing activities	(1,591)	(1,707)

Change in cash, cash equivalents and restricted cash	65	(145)
Cash, cash equivalents and restricted cash at beginning of period	3,714	3,616
Cash, cash equivalents and restricted cash at end of period	$3,779	$3,471

SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,764	$3,451
Restricted cash included within Other Assets	15	20
Total cash, cash equivalents and restricted cash	$3,779	$3,471
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

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, Hard Rock International, the NFL, Saks Fifth Avenue, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries and retail verticals, including travel and entertainment, health and beauty, jewelry, sporting goods, home, technology and electronics and the industry in which we first began, specialty apparel. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, allows us to offer products relevant across all customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings, coupled with our customer-centric approach, have enabled us to establish and maintain long-standing partner relationships. We operate our business through a single reportable segment, with our primary source of revenue being from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

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
Intangibles – Goodwill and Other – Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software Issued September 2025	Amends certain aspects of the accounting for and disclosure of internal-use software costs, including removing all references to prescriptive and sequential software development stages to align better with current software development methods, e.g., agile.	Effective January 1, 2028. Early adoption is permitted, although we do not plan to early adopt.

Adoption is not expected to have a significant impact on our financial reporting, or on our operational processes, controls and governance in support of the new guidance.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

We generally classify our Credit card and other loans as held for investment. We sell a majority of our credit card loans originated by Comenity Bank (CB) and by Comenity Capital Bank (CCB), to certain of our master securitization trusts (the Trusts), which are consolidated Variable Interest Entities (VIEs), and therefore these loans are restricted for securitization investors. All new originations of Credit card and other loans are determined to be held for investment at origination because we have the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, we consider the average life and homogenous nature of our Credit card and other loans. In assessing whether our Credit card and other loans continue to be held for investment, we also consider capital levels and scheduled maturities of funding instruments used. The assertion regarding the intent and ability to hold Credit card and other loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of our direct-to-consumer (DTC or retail) deposits and other funding instruments; the demonstrated ability to replace maturing time-based deposits and other borrowings with new deposits or borrowings; and historic payment activity on Credit card and other loans. Due to the homogenous nature of our credit card loans, amounts are classified as held for investment on a brand partner portfolio basis. From time to time certain credit card loans are classified as held for sale, as determined on a brand partner portfolio basis. We carry held for sale loans at the lower of aggregate cost or fair value and continue to recognize finance charges on an accrual basis. Cash flows associated with Credit card and other loans originated or purchased for investment are classified as Cash flows from investing activities, regardless of any subsequent change in intent and ability.

The following table provides Credit card and other loans, as of the dates presented:

	September 30, 2025	December 31, 2024
(Millions)
Credit card loans	$17,341	$18,586
Other loans	314	310
Total credit card and other loans (1)(2)	17,655	18,896
Less: Allowance for credit losses	(2,070)	(2,241)
Credit card and other loans, net	$15,585	$16,655
__________________________________
(1)Includes $10.0 billion and $12.4 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of September 30, 2025 and December 31, 2024, respectively.
(2)Includes $375 million and $378 million, of accrued interest and fees that have not yet been billed to cardholders as of September 30, 2025 and December 31, 2024, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Credit Card and Other Loans Aging

The following table provides the delinquency trends of our Credit card and other loans portfolio, based on the amortized cost, as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
September 30, 2025	$358	$278	$656	$1,292	$15,956	$17,248

December 31, 2024	$369	$288	$730	$1,387	$17,105	$18,492
__________________________________
(1)Other loans delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the primary difference between the amortized cost basis included in the table above and the carrying value of our Credit card and other loans relates to the exclusion of unbilled finance charges and fees from the amortized cost basis. As of September 30, 2025 and December 31, 2024, accrued interest and fees that have not yet been billed to cardholders were $375 million and $378 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. This practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 2.9% for both the three months ended September 30, 2025 and 2024, and 3.2% and 4.3% for the nine months ended September 30, 2025 and 2024, respectively. Our re-aging practices comply with regulatory guidelines.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., principal balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit card and other loans as of the same period-end. As of September 30, 2025 and December 31, 2024 our Delinquency rates were 6.0% and 5.9%, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Net Principal Losses: Our net principal losses include the principal amount of Credit card and other loans that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Our credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Our pay-over-time products, which include installment loans and “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for credit card loans and 120 days past due for installment loans and “split-pay” offerings. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $212 million and $232 million for the three months ended September 30, 2025 and 2024, respectively, and $698 million and $773 million for the nine months ended September 30, 2025 and 2024, respectively.

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period, using an average daily balance calculation methodology. For the three months ended September 30, 2025 and 2024, our Net principal loss rates were 7.4% and 7.8%, respectively, and for the nine months ended September 30, 2025 and 2024, our Net principal loss rates were 7.8% and 8.3%, respectively.

Overall Credit Quality: As part of our credit risk management activities for our credit card loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders’ broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes less than 0.1% of the total credit card loans balance as of both September 30, 2025 and December 31, 2024, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of credit card loans by Vantage score as of the dates presented:

	Vantage
	September 30, 2025			December 31, 2024
	661 or Higher	601 to 660	600 or Lower	661 or Higher	601 to 660	600 or Lower
Credit card loans	58%	27%	15%	58%	27%	15%

As part of our credit risk management activities for our Other loans portfolio, we also assess overall credit quality by reviewing information from credit bureaus. We have historically utilized Fair Isaac Corporation (FICO) credit scores to assist in our assessment of the credit quality for our Other loans portfolio, but in early 2024 we completed a transition to Vantage scoring. The scoring scale produced by both FICO and Vantage is similar in that scores of 600 or less are considered weaker scores and as per our categorization method would have the highest credit risk. The amortized cost basis of Other loans totaled $293 million and $298 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, approximately 87% of these loans were originated with customers with scores of 661 or above, and correspondingly approximately 13% of these loans were originated with customers with scores below 661. Similarly, as of December 31, 2024, approximately 84% and 16% of these loans were originated with customers with FICO scores of 661 or above, and below 661, respectively.

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

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The following table provides information relating to credit card loans to borrowers experiencing financial difficulty that were granted a concession under a Loan Modification program during the periods presented:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)
(Millions, except percentages)
Credit card loans	$100	0.6%	23.2%	$94	0.5%	21.8%

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)	Account Balances (1)	% of Total Credit Card Loans	Weighted Average Interest Rate Reduction (% points)
(Millions, except percentages)
Credit card loans	$258	1.5%	23.1%	$238	1.4%	21.7%
__________________________________
(1)Represents the outstanding balances as of September 30, 2025 and 2024, of all Loan Modifications undertaken in the past three and nine months, respectively, for credit card loans that remain in modification programs as of September 30, 2025 and 2024, respectively. The outstanding balances include principal, accrued interest and fees.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides the performance of our credit card loans that were modified within the 12 months prior to the dates presented and remain in a Loan Modification program as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications - Credit Card Loans
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
September 30, 2025	$23	$21	$23	$67	$247	$314

December 31, 2024	$21	$18	$22	$61	$242	$303

The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates, for the periods presented; the probability of default is factored into the Allowance for credit losses:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	7,124	$15	7,653	$14

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Number of Modifications	Outstanding Balance	Number of Modifications	Outstanding Balance
(Millions, except for Number of modifications)
Loan Modifications that subsequently defaulted	14,099	$29	16,342	$29

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

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and across our credit card loan portfolio, by monitoring the size and maturity of our loan portfolio and applying consistent risk-based underwriting standards reflective of current and anticipated macroeconomic conditions. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $98 billion and $103 billion as of September 30, 2025 and December 31, 2024, respectively. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of September 30, 2025 and December 31, 2024, there were no credit card loans held for sale.

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

3. ALLOWANCE FOR CREDIT LOSSES

The Allowance for credit losses represents our estimate of expected credit losses over the estimated life of our Credit card and other loans, incorporating future macroeconomic forecasts in addition to information about past events and current conditions. Our estimate under the Current Expected Credit Loss (CECL) approach is significantly influenced by the composition, characteristics and quality of our portfolio of Credit card and other loans, as well as the prevailing economic conditions and forecasts utilized. The Allowance for credit losses includes an estimate for uncollectible principal as well as unpaid interest and fees. Principal losses, net of recoveries are deducted from the Allowance for credit losses. Losses of unpaid interest and fees are recorded as a reduction to Interest and fees on loans upon charge-off. The Allowance for credit losses is maintained through an adjustment to the Provision for credit losses and is evaluated for appropriateness on a quarterly basis.

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

Other Loans

We measure our Allowance for credit losses on Other loans, consisting primarily of our installment loans and “split-pay” offerings, using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of September 30, 2025 and December 31, 2024, the Allowance for credit losses on Other loans was $25 million and $30 million, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Allowance for Credit Losses Rollforward

The following table provides our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on other loans is insignificant and therefore has been included in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Millions)
Beginning balance	$2,098	$2,164	$2,241	$2,328

Provision for credit losses (1)	299	369	869	980
Change in the estimate for uncollectible unpaid interest and fees	—	5	—	5
Net principal losses (2)	(327)	(348)	(1,040)	(1,123)
Ending balance	$2,070	$2,190	$2,070	$2,190
__________________________________
(1)Provision for credit losses includes a build/release for the Allowance, as well as replenishment of Net principal losses.
(2)Net principal losses are presented net of recoveries of $82 million and $85 million for the three months ended September 30, 2025 and 2024, respectively, and $267 million and $286 million for the nine months ended September 30, 2025 and 2024, respectively.

For the three and nine months ended September 30, 2025 the balance of the Allowance for credit losses decreased, due primarily to the decrease in Credit card and other loans as seasonally higher transactor balances from the fourth quarter of 2024 were paid down in the first quarter of 2025. Our reserve rate was 11.7% as of September 30, 2025, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
principal collections (in certain cases, up to a maximum specified amount each month) is either distributed to the investors or held in an account until it accumulates to the total amount due, at which time it is paid to the investors in a lump sum.

Under the Indentures of each Trust and their Indenture Supplements, we are required to maintain minimum interests in our Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three and nine months ended September 30, 2025 and 2024, no such triggering events occurred.

The following tables provide the total securitized credit card loans and related delinquencies, and net principal losses of securitized credit card loans for the periods presented:

	September 30, 2025	December 31, 2024
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$10,000	$12,408
Of which: principal amount of credit card loans 91 days or more past due	$248	$305

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Millions)
Net principal losses of securitized credit card loans	$192	$200	$609	$637

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

The following table provides a summary of our Investments as of the dates presented:

	September 30, 2025	December 31, 2024
(Millions)
Investment securities:
Available-for-sale debt securities	$174	$170
Equity securities	49	47
Total investment securities	223	217
Equity method and other investments	61	49
Total Investments	$284	$266

For AFS debt securities in an unrealized loss position, any estimated credit losses are recognized in the Consolidated Statements of Income by establishing or adjusting an existing Allowance for credit losses for such losses. We typically invest in highly-rated securities with low probabilities of default; therefore, we did not have an Allowance for credit losses

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
as of September 30, 2025 and December 31, 2024, and did not recognize any credit losses for the periods presented. Any unrealized gains, or any portion of an AFS debt security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. Realized gains and losses are recorded in Other non-interest expenses in the Consolidated Statements of Income upon disposition of the AFS debt security, using the specific identification method. Gains and losses on investments in equity securities and CRA-related equity method investments are recorded in Other non-interest expenses in the Consolidated Statements of Income.

The table below provides unrealized gains and losses on AFS debt securities as of the dates presented:

	September 30, 2025				December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$193	$—	$(19)	$174	$195	$—	$(25)	$170
Total	$193	$—	$(19)	$174	$195	$—	$(25)	$170

The following tables provide information about AFS debt securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position, as of the dates presented:

	September 30, 2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$2	$—	$140	$(19)	$142	$(19)
Total	$2	$—	$140	$(19)	$142	$(19)

	December 31, 2024
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$27	$—	$140	$(25)	$167	$(25)
Total	$27	$—	$140	$(25)	$167	$(25)

As of September 30, 2025, our AFS debt securities included mortgage-backed securities, which do not have a single maturity date, with an amortized cost and estimated fair value of $162 million and $145 million, respectively, and municipal bonds, all of which have a maturity date greater than ten years, with an amortized cost and estimated fair value of $31 million and $29 million, respectively.

There were no realized gains or losses from the sale of any investment securities for the three and nine months ended September 30, 2025 and 2024.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of the dates presented:

	September 30, 2025	December 31, 2024
(Millions)
Interest-bearing	$13,511	$13,055
Non-interest-bearing (including cardholder credit balances)	24	27
Total deposits	$13,535	$13,082

Deposits by deposit type were as follows as of the dates presented:

	September 30, 2025	December 31, 2024
(Millions)
Savings accounts
Direct-to-consumer (retail)	$3,989	$3,226
Wholesale	3,448	3,601
Certificates of deposit
Direct-to-consumer (retail)	4,199	4,461
Wholesale	1,875	1,767
Cardholder credit balances	24	27
Total deposits	$13,535	$13,082

The scheduled maturities of certificates of deposit were as follows as of September 30, 2025:

(Millions)
2025 (1)	$1,180
2026	3,301
2027	1,143
2028	349
2029	56
Thereafter	45
Total certificates of deposit	$6,074
__________________________________
(1)The 2025 balance includes $4 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of September 30, 2025 and December 31, 2024, deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $642 million (5% of Total deposits) and $574 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. BORROWINGS OF LONG-TERM AND OTHER DEBT

Long-term and other debt consisted of the following as of the dates presented:

Description	September 30, 2025	December 31, 2024	Contractual Maturities	Interest Rates
(Millions, except percentages)
Long-term and other debt:
Revolving line of credit	$—	$—	October 2028	(1)
Senior notes due 2026	—	100	January 2026	7.00%
Convertible senior notes due 2028	—	10	June 2028	4.25%
Senior notes due 2029	719	900	March 2029	9.75%
Subordinated notes due 2035	400	—	June 2035	8.38%
Subtotal	1,119	1,010
Less: Unamortized debt issuance costs	14	11
Total long-term and other debt	$1,105	$999

Debt issued by consolidated VIEs:
Fixed rate asset-backed term note securities	$1,350	$1,350	Various – May 2026 to Jul. 2027	4.62% to 5.47%
Conduit asset-backed securities	1,335	3,213	Various – Oct. 2025 to Feb. 2026	(2)
Subtotal	2,685	4,563
Less: Unamortized debt issuance costs	3	5
Total debt issued by consolidated VIEs	$2,682	$4,558

Total borrowings of long-term and other debt	$3,787	$5,557
______________________________
(1)The interest rate is based upon the Secured Overnight Financing Rate (SOFR) plus an applicable margin.
(2)The interest rate is based upon SOFR, or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. As of September 30, 2025 the interest rates ranged from 5.22% to 5.23% with a weighted average rate of 5.22%. As of December 31, 2024 the interest rates ranged from 5.48% to 5.60% with a weighted average rate of 5.54%.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of September 30, 2025, we were in compliance with all such covenants.

Long-term and Other Debt

Throughout 2025, we engaged in a number of financing-related transactions, including closing on our offering of $400 million aggregate principal amount of 8.375% Fixed-Rate Reset Subordinated Notes due 2035 (the Subordinated Notes), and the redemption of the remaining $100 million in aggregate principal amount of our 7.000% Senior Notes due 2026 (Senior Notes due 2026). We also had repurchases of $10 million in aggregate principal amount of our 4.25% Convertible Senior Notes due 2028 (the Convertible Notes), the completion of a cash tender offer (the Tender Offer) to repurchase $150 million in aggregate principal amount of our 9.750% Senior Notes due 2029 (Senior Notes due 2029), and another cash tender offer (the Third Quarter Tender Offer) to repurchase $31 million in aggregate principal amount of our Senior Notes due 2029 and $0.1 million in aggregate principal amount of our Subordinated Notes, in each case utilizing cash on hand. Each of these transactions, as well as other matters relating to our liquidity and capital resources during the year, are described in more detail below.

Credit Agreement

In October 2024, we entered into our amended credit agreement with Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Revolving Credit Facility), which matures in October 2028. As of September 30, 2025, our Revolving Credit Facility was undrawn and all $700 million remained available for future borrowings.

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

7.000% Senior Notes due 2026

In September 2020, we issued and sold $500 million aggregate principal amount of Senior Notes due January 15, 2026. In January 2024, we redeemed $400 million in aggregate principal amount of the Senior Notes due 2026 and in January 2025, with cash on hand we redeemed the remaining $100 million. For additional information on our 7.000% Senior Notes Due 2026, see Note 10, “Borrowings of Long-Term and Other Debt” to our 2024 Form 10-K.

4.25% Convertible Senior Notes Due 2028

In June 2023, we issued and sold $316 million aggregate principal amount of 4.25% Convertible Senior Notes due 2028. The Convertible Notes bear interest at an annual rate of 4.25%, payable semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes mature on June 15, 2028, unless earlier repurchased, redeemed or converted.

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

For additional information on the June 2023 issuance, and subsequent repurchases during 2024, of our Convertible Notes, as well as our Capped Call transactions, see Note 10, “Borrowings of Long-Term and Other Debt” to our 2024 Form 10-K.

In the first quarter of 2025, a holder of Convertible Notes approached us to repurchase Convertible Notes, and we entered into a privately-negotiated repurchase agreement with the holder, repurchasing $7 million in aggregate principal amount of outstanding Convertible Notes. The final purchase price, or settlement value, for the repurchase was $11 million, which was funded with cash on hand. In connection with the repurchase, we recognized a $2 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $2 million reduction in Additional paid-in capital (APIC) related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact. This repurchase was negotiated and settled during the first quarter; therefore, there were no embedded conversion features requiring bifurcation and derivative accounting as of March 31, 2025.

In the third quarter of 2025, we entered into privately-negotiated repurchase agreements with two additional holders of our Convertible Notes, repurchasing $3 million in aggregate principal amount of outstanding Convertible Notes. The final purchase price, or settlement value, for the repurchases was $5 million, which was funded with cash on hand. In connection with the repurchases, we recognized a $1 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $2 million reduction in APIC related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact. These repurchases were negotiated and settled during the third quarter; therefore, there were no embedded conversion features requiring bifurcation and derivative accounting as of September 30, 2025.

As of September 30, 2025, $0.1 million of Convertible Notes remained outstanding. We may, from time to time, seek to retire or repurchase our remaining outstanding Convertible Notes through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

9.750% Senior Notes due 2029

In January 2024, we issued and sold an additional $300 million aggregate principal amount of 9.750% Senior Notes due 2029 (Senior Notes due 2029) at an issue price of 101.00% of principal plus accrued interest from December 22, 2023. The Senior Notes due 2029 issued in January 2024 were issued as additional notes under the same indenture pursuant to which the initial $600 million of Senior Notes due 2029 were issued in December 2023, bringing our total aggregate principal amount of Senior Notes Due 2029 to $900 million as of January, 2024. The Senior Notes due 2029 will mature on March 15, 2029, unless subject to earlier repurchase or redemption. For additional information on our 9.750% Senior Notes Due 2029, see Note 10, “Borrowings of Long-Term and Other Debt” to our 2024 Form 10-K.

In June 2025, we completed the cash Tender Offer pursuant to which we repurchased $150 million in aggregate principal amount of our Senior Notes due 2029. The consideration paid in the Tender Offer for each $1,000 principal amount of the Senior Notes due 2029 was $1,071, plus accrued and unpaid interest. In connection with the repurchase, we recognized a $13 million loss on extinguishment in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the carrying value of the Senior Notes due 2029.

In August 2025, we completed the cash Third Quarter Tender Offer pursuant to which we repurchased $31 million in aggregate principal amount of our Senior Notes due 2029. The consideration paid in the Third Quarter Tender Offer for each $1,000 principal amount of the Senior Notes due 2029 was $1,070, plus accrued and unpaid interest. In connection with the repurchase, we recognized a $3 million loss on extinguishment in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the carrying value of the Senior Notes due 2029. Following the completion of these two tender offers, $719 million in the aggregate principal amount of our Senior Notes due 2029 remained outstanding as of September 30, 2025, and will mature in March 2029, subject to any earlier repurchase or redemption.

8.375% Subordinated Notes Due 2035

In March 2025, we issued and sold $400 million in aggregate principal amount of the Subordinated Notes. The Subordinated Notes were issued pursuant to an indenture between the Company and U.S. Bank Trust Company, National Association, as trustee. The Subordinated Notes accrue interest on the outstanding principal amount (i) at a rate per annum equal to 8.375% from, and including, March 10, 2025, to, but excluding, June 15, 2030 (the Reset Date), and (ii) from, and including, the Reset Date to, but excluding, the maturity date at a rate per annum equal to the Five-Year U.S. Treasury Rate as of the date that is two business days prior to the Reset Date, plus 430 basis points. Interest on the Subordinated Notes is payable semiannually in arrears in June and December of each year. The Subordinated Notes will mature in June 2035, unless earlier repurchased or redeemed. As noted above, included in the cash Third Quarter Tender Offer was a repurchase of $0.1 million aggregate principal amount of the Subordinated Notes.

Debt Issued by Consolidated VIEs

An asset-backed security is a security whose value and income payments are derived from and collateralized by a specified pool of underlying assets – in our case, our credit card loans. The sale of the pool of underlying assets to investors is accomplished through a securitization process. We regularly sell our credit card loans to our Trusts, which are consolidated. The liabilities of these consolidated VIEs include asset-backed securities for which creditors, or beneficial interest holders, do not have recourse to our general credit.

Conduit Facilities

We maintained committed syndicated bank Conduit Facilities to support the funding of our credit card loans for our Trusts. Borrowings outstanding under each private Conduit Facility bear interest at a margin above SOFR, or the asset-backed commercial paper costs of each individual conduit provider.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:

(Millions)	December 31, 2024		Commitment	September 30, 2025
Conduit Facilities	Capacity	Drawn (6)	Change	Capacity	Drawn (6)	Maturity Date (7)
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$1,955	$—	$2,650	$1,088	October 2025
WFNMT 2009-VFC1 (2)	—	141	—	—	—	—
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	867	(250)	2,000	247	February 2026
CCAST 2023-VFN1 (4)	250	250	(250)	—	—	—
CCAST 2024-VFN1 (5)	200	—	(200)	—	—	—
Total	$5,350	$3,213	$(700)	$4,650	$1,335
__________________________________
(1)2009-VFN Conduit issued under World Financial Network Credit Card Master Note Trust (WFNMNT). In October 2025, the 2009-VFN Conduit commitment was reduced by $900 million to $1.75 billion, and the Maturity Date was extended to October 2026.
(2)2009-VFC1 Conduit issued under World Financial Network Credit Card Master Trust III (WFNMT) was retired following controlled amortization, meaning the period in which principal collections are accumulated to pay down the outstanding principal amount of the notes issued under the Conduit Facility, in June 2025 pursuant to the termination, consent and waiver agreement.
(3)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT). In February 2025, the 2009-VFN Conduit commitment was reduced by $250 million to $2 billion, and the Maturity Date was extended to February 2026.
(4)2023-VFN1 Conduit issued under Comenity Capital Asset Securitization Trust (CCAST). The purchase commitment expired on September 29, 2025 and the 2023-VFN1 Conduit was retired on October 1, 2025 pursuant to the termination, consent and waiver agreement.
(5)2024-VFN1 Conduit issued under CCAST was retired in February 2025 pursuant to the termination, consent and waiver agreement.
(6)Amounts drawn do not include $0.4 billion and $1.1 billion of debt issued by the Trusts as of September 30, 2025 and December 31, 2024, respectively, which were not sold, but were retained by us as a credit enhancement and therefore have been eliminated from the Total.
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

Specifically, we entered into receive-fixed, pay-floating interest rate swaps to modify the interest rate characteristics of designated credit card loans from a floating rate to a fixed rate in order to reduce the impact of changes in forecasted future cash flows due to fluctuations in market interest rates. As of September 30, 2025 and December 31, 2024, we had outstanding interest rate swaps with a total notional amount of $0.8 billion and $1.5 billion, respectively. The maximum period over which forecasted interest accruals were hedged with these interest rate swaps was approximately 1.0 year as of September 30, 2025. The impacts of our cash flow hedges were insignificant to the Consolidated Financial Statements for the periods presented on both a gross basis and, where applicable, a net basis.

Additionally, within the next 12 months, the amount we expect to reclassify from Accumulated other comprehensive loss as of September 30, 2025 into our Consolidated Statements of Income will be insignificant. The actual amount reclassified into earnings may vary due to market conditions and adjustments made as part of our ongoing risk management strategy.

•Economic hedges: Our economic hedges use derivatives to hedge the risk of changes in foreign currency exchange rates. Changes in the fair value of derivatives used in economic hedges are recognized in Other non-interest expense in our Consolidated Statements of Income.

As of September 30, 2025 and December 31, 2024, we had outstanding foreign currency forwards with a total notional amount of $74 million and $73 million, respectively. The impacts of our economic hedges were insignificant to the Consolidated Financial Statements for the periods presented.

The notional amounts disclosed above are not exchanged on our derivatives. While these notional amounts provide an indication of the volume of our derivative activity, they significantly exceed, in our view, the possible losses that could arise from the associated transactions.

9. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Millions)
Payment protection products	$29	$30	$85	$91
Other (1)	21	7	60	8
Total other non-interest income	$50	$37	$145	$99
__________________________________
(1)Primarily related to implemented pricing actions, including paper statement fees.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides the components of Other non-interest expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Millions)
Professional services and regulatory fees	$26	$25	82	85
Occupancy expense	6	5	16	17
Repurchased debt	3	96	19	105
Other (1)	8	10	27	35
Total other non-interest expenses	$43	$136	$144	$242
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

We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the three and nine months ended September 30, 2025 and 2024, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the carrying values and fair values of our financial assets and financial liabilities as of the dates presented:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$15,585	$17,691	$16,655	$19,011
Investment securities	223	223	217	217
Financial liabilities
Deposits	$13,535	$13,551	$13,082	$13,087
Debt issued by consolidated VIEs	2,682	2,702	4,558	4,572
Long-term and other debt	1,105	1,179	999	1,085

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities

Credit card and other loans, net: Our Credit card and other loans are recorded at amortized cost, less the Allowance for credit losses, on the Consolidated Balance Sheets. In estimating the fair values, we use a discounted cash flow model (i.e., Level 3 inputs), primarily because a comparable whole loan sales market for similar loans does not exist, and therefore there is a lack of observable pricing inputs. We use various internally derived inputs, including projected income, discount rates and forecasted charge-offs. Economic value attributable to future loans generated by the cardholder accounts is not included in the fair values.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize our financial instruments measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs, as of the dates presented:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$223	$49	$174	$—
Total assets measured at fair value	$223	$49	$174	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$217	$47	$170	$—
Total assets measured at fair value	$217	$47	$170	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including equity method investments, property and equipment, right-of-use assets, deferred contract costs, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. We did not have any impairments for the three and nine months ended September 30, 2025 and 2024.

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

	September 30, 2025
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$17,691	$—	$—	$17,691
Total	17,691	—	—	17,691

Financial liabilities
Deposits	13,551	—	13,551	—
Debt issued by consolidated VIEs	2,702	—	2,702	—
Long-term and other debt	1,179	—	1,179	—
Total	$17,432	$—	$17,432	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$19,011	$—	$—	$19,011
Total	19,011	—	—	19,011

Financial liabilities
Deposits	13,087	—	13,087	—
Debt issued by consolidated VIEs	4,572	—	4,572	—
Long-term and other debt	1,085	—	1,085	—
Total	$18,744	$—	$18,744	$—

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, all to risk-weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of September 30, 2025 and 2024, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2025 the actual capital ratios and minimum ratios for the Company, as well as each Bank, are as follows:

	Actual Ratio	Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Total Company
Common equity tier 1 capital ratio (1)	14.0%	4.5%	6.5%
Tier 1 capital ratio (2)	14.0	6.0	8.0
Total risk-based capital ratio (3)	17.5	8.0	10.0
Tier 1 leverage capital ratio (4)	12.4	4.0	5.0
Total risk-weighted assets (5)	$18,714

Comenity Bank
Common equity tier 1 capital ratio (1)	15.4%	4.5%	6.5%
Tier 1 capital ratio (2)	15.4	6.0	8.0
Total risk-based capital ratio (3)	16.8	8.0	10.0
Tier 1 leverage capital ratio (4)	13.5	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	15.4%	4.5%	6.5%
Tier 1 capital ratio (2)	15.4	6.0	8.0
Total risk-based capital ratio (3)	19.0	8.0	10.0
Tier 1 leverage capital ratio (4)	13.6	4.0	5.0
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

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of Accumulated other comprehensive loss, net of tax effects, are as follows for the periods presented:

Three Months Ended September 30, 2025	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated other comprehensive loss
(Millions)
Balance as of June 30, 2025	$(17)	$1	$(3)	$(19)
Changes in other comprehensive income	3	—	—	3
Balance as of September 30, 2025	$(14)	$1	$(3)	$(16)

Three Months Ended September 30, 2024	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated other comprehensive loss
(Millions)
Balance as of June 30, 2024	$(19)	$—	$(3)	$(22)
Changes in other comprehensive income	6	—	—	6
Balance as of September 30, 2024	$(13)	$—	$(3)	$(16)

Nine Months Ended September 30, 2025	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated other comprehensive loss
(Millions)
Balance as of December 31, 2024	$(19)	$—	$(3)	$(22)
Changes in other comprehensive income	5	1	—	6
Balance as of September 30, 2025	$(14)	$1	$(3)	$(16)

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Nine Months Ended September 30, 2024	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated other comprehensive loss
(Millions)
Balance as of December 31, 2023	$(16)	$—	$(3)	$(19)
Changes in other comprehensive income	3	—	—	3
Balance as of September 30, 2024	$(13)	$—	$(3)	$(16)

14. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On August 26, 2025 our Board of Directors approved a stock repurchase program to acquire up to $200 million in shares of our outstanding common stock in the open market. There is no expiration date for this repurchase plan. The rationale for this repurchase program, and the amount thereof, was to execute against our previously disclosed capital priorities to grow responsibly, maintain balance sheet strength, and return value to shareholders. This repurchase program is in addition to the Company’s prior $150 million stock repurchase program, which was announced in March 2025 and was completed in April 2025.

During the nine months ended September 30, 2025, under these authorized stock repurchase programs, we acquired a total of 3.8 million shares of our common stock for $190 million plus applicable excise tax on stock repurchases, with 0.6 million of those shares having been repurchased in the third quarter for $40 million. Following their repurchase, these 3.8 million shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock. As of September 30, 2025, we had $160 million remaining for future repurchases under our current authorized stock repurchase program. During October 2025, we repurchased another 0.4 million shares of common stock for $20 million plus applicable excise tax on stock repurchases. On October 23, 2025, our Board of Directors approved an increase of an incremental $200 million to our current share repurchase program, meaning as of October 28, 2025, $340 million remained available for future repurchases under our current authorized stock repurchase program, for which there is no expiration date.

Stock Compensation Expense

During the nine months ended September 30, 2025, we awarded 841,575 service-based restricted stock units (RSUs) with a weighted average grant date fair market value per share of $61.56 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by us on each such vesting date.

During the nine months ended September 30, 2025, we awarded 141,117 performance-based restricted stock units with a fair market value of approximately $61.95. Performance-based RSUs cliff vest at the end of three years, if specific performance measures tied to our financial performance are met. For the performance-based RSUs awarded in 2025, the predefined vesting criteria permit a range from 0% to 160% to be earned, subject to a market-based condition. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. If the performance targets are met, these awards will vest with respect to the entire award on February 18, 2028, provided that the participant is employed by us on the vesting date (subject to certain limited exceptions, such as death, disability and qualifying retirements).

For the three months ended September 30, 2025 and 2024, we recognized $14 million and $13 million in stock-based compensation expense, respectively. For both the nine month periods ended September 30, 2025 and 2024, we recognized $41 million in stock-based compensation expense, respectively.

Dividends

During the three and nine months ended September 30, 2025, we paid $9 million and $31 million, respectively, in dividends to holders of our common stock. On October 23, 2025, our Board of Directors declared a quarterly cash dividend

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
of $0.23 per share on our common stock, payable on December 12, 2025, to stockholders of record at the close of business on November 7, 2025.

15. INCOME TAXES

The Provision for income taxes decreased for the three and nine months ended September 30, 2025. The effective tax rate was 4.3% and 92.2% for the three-month periods ended September 30, 2025 and 2024, respectively, and 17.5% and 33.4% for the nine-month periods ended September 30, 2025 and 2024, respectively. Both the decreases in the Provision for income taxes and in the effective tax rates over the periods of comparison were driven by a discrete tax benefit in the current year period and larger nondeductible items in the prior year period.

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

We file income tax returns in U.S. federal, state and foreign jurisdictions, as applicable. U.S. federal income tax returns are no longer subject to examination for years before 2015. With a few exceptions, state and local income tax returns are no longer subject to examination for years before 2015 and foreign income tax returns are no longer subject to examination for years before 2021.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Millions, except per share amounts)
Numerator
Income from continuing operations	$188	$3	$468	$272
Loss from discontinued operations, net of income taxes (1)	—	(1)	(4)	(2)
Net income	$188	$2	$464	$270

Denominator
Weighted average common stock outstanding – basic	46.5	49.7	47.4	49.6
Weighted average effect of dilutive securities
Add: net effect of dilutive unvested restricted stock awards (2)	1.0	1.0	0.7	0.5
Add: dilutive effect of Convertible Notes (3)(4)	—	0.3	—	0.2
Weighted average common stock outstanding – diluted	47.5	51.0	48.1	50.3

Basic EPS
Income from continuing operations	$4.04	$0.06	$9.88	$5.48
Loss from discontinued operations	$—	$(0.01)	$(0.09)	$(0.04)
Net income per share	$4.04	$0.05	$9.79	$5.44

Diluted EPS
Income from continuing operations	$3.96	$0.06	$9.74	$5.40
Loss from discontinued operations	$—	$(0.01)	$(0.09)	$(0.03)
Net income per share	$3.96	$0.05	$9.65	$5.37
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
(2)As the effect would have been anti-dilutive, for the nine months ended September 30, 2025 and 2024 approximately 0.5 million and 0.7 million, respectively, in restricted stock awards were excluded from each calculation of weighted average dilutive common shares. For the three months ended September 30, 2025 and 2024, the anti-dilutive effect from restricted stock awards on the weighted average dilutive common shares was insignificant.
(3)Holders of the Convertible Notes may convert their notes under certain conditions until March 15, 2028, and on or after such date without condition. Upon any such conversion, we will repay the aggregate principal amount of the Convertible Notes in cash, and pay or deliver, as the case may be, cash, shares of our common stock or a combination of both (at our election), in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes. At our option, we may redeem for cash, all or a portion of the Convertible Notes on or after June 21, 2026, and before the 51st scheduled trading day before the maturity date, but only if the closing price of our common stock reaches specified targets as defined in the indenture governing the Convertible Notes. We may also, from time to time, retire or purchase all or a portion of the outstanding Convertible Notes through cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise. The conversion feature of the Convertible Notes has a dilutive impact on EPS when the average market price of our common stock for the period exceeds the conversion price of $38.43 per share. For the three and nine months ended September 30, 2025 and 2024 the average market price exceeded the conversion price and the dilutive effect is therefore included in the table above.
(4)In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call transactions (the Capped Calls) with certain financial institution counterparties. Diluted weighted average common stock does not include the impact of the Capped Calls, as the effect would have been anti-dilutive.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions)
July 1-31	2,972	$62.07	—	$—
August 1-31	4,350	$64.33	—	—
September 1-30	637,715	$62.93	635,665	160
Total	645,037	$62.93	635,665	$160
__________________________________
(1)During the periods presented, (i) 9,372 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the 401(k) Plan and (ii) 635,665 shares of our common stock were repurchased by the Company, pursuant to a Rule 10b5-1 trading plan previously adopted by the Company, during an open trading window.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)On October 24, 2025, the Parent Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to the Parent Company’s Series A Non-Voting Convertible Preferred Stock, par value $.01 per share (the Series A Preferred Stock), which, effective upon filing, eliminated from the Parent Company’s Third Amended and Restated Certificate of Incorporation, as amended, all matters set forth in the Certificate of Designations for the Series A Preferred Stock (the Certificate of Designations). All outstanding shares of the Series A Preferred Stock were retired in October 2019, and no shares of the Series A Preferred Stock have been outstanding since that date.

A copy of the Certificate of Elimination with respect to the Parent Company’s Series A Preferred Stock is filed as Exhibit 3.3 to this Form 10-Q and is incorporated herein by reference.

(b)None

(c)During the three months ended September 30, 2025, no Section 16 officer or director of the Parent Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

a)Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

*3.3	(a)	Certificate of Elimination of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Fourth Addendum to Sixth Amended and Restated Service Agreement, dated as of October 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	10/2/25

10.2	(b) (c) (d)	Assignment No. 17 of Receivables in Supplemental Accounts and Designation No. 20 of Approved Portfolios, among WFN Credit Company, LLC, Comenity Bank and U.S. Bank National Association.	8-K	99.1	8/4/25

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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
The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

DATE: October 28, 2025

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: October 28, 2025

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer