Form 10-K
period 2025-12-31
BREAD FINANCIAL HOLDINGS, INC.
filed 2026-02-13
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(614) 729-4000
(Registrant’s telephone number, including area code)
__________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	BFH	NYSE
Depository Shares, Each Representing a 1/40th Interest in a Share of 8.625% Non-Cumulative Perpetual Preferred Stock, Series A	BFH PrA	NYSE
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.7 billion, based upon the closing sale price $57.12 as reported on the New York Stock Exchange.
As of February 6, 2026, 43,115,116 shares of common stock of the registrant were outstanding.
Documents Incorporated By Reference
Certain information called for by Part III is incorporated by reference to certain sections of the Proxy Statement for the 2026 Annual Meeting of our stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

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

Throughout this report, unless stated or the context implies otherwise, the terms “Bread Financial,” “BFH,” the “Company,” “we,” “our” or “us” refer to Bread Financial Holdings, Inc. and its subsidiaries on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only standalone basis. In addition, in this report we may refer to the retailers and other companies with whom we do business as our “partners,” “brand partners,” or “clients,” provided that the use of the term “partner,” “partnering” or any similar term does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Bread Financial’s relationship with any third parties. We offer our credit products through our insured depository institution subsidiaries, Comenity Bank and Comenity Capital Bank, which together are referred to herein as the “Banks.”

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
•global political and public health events and conditions, including significant shifts in trade policy, such as changes to, or the imposition of, tariffs and/or trade barriers and consequently any economic impacts, volatility, uncertainty and geopolitical instability resulting therefrom, as well as ongoing wars and military conflicts, and natural disasters;
•future credit performance of our customers, including the level of future delinquency and charge-off rates;
•loss of, or reduction in demand for services and/or products from, significant brand partners or customers in the highly competitive markets in which we operate, including competition from new and non-traditional competitors, such as financial technology companies, and with respect to new products, services and technologies, such as the emergence or increase in popularity of agentic commerce, digital payment platforms and currencies and other alternative payment and deposit solutions;
•the concentration of our business in U.S. consumer credit;
•increases or volatility in the Allowance for credit losses that may result from the application of the current expected credit loss (CECL) model;
•inaccuracies in the models and estimates on which we rely, including our credit risk management models and the amount of our Allowance for credit losses;
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
•pending and future litigation;
•pending and future federal, state, local and foreign legislation, executive action, regulation, supervisory guidance and regulatory and legal actions including, but not limited to, those related to financial regulatory reform and consumer financial services practices, as well as any such actions that would place limits on credit card interest rates or late fees, interchange fees or other charges;
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

•any liability or other adverse impacts arising out of or related to the spinoff of our former LoyaltyOne segment or the bankruptcy filings of Loyalty Ventures Inc. (LVI) and certain of its subsidiaries, including the pending litigation against us in connection with the spinoff; and
•those factors discussed in Item 1A of this Form 10-K, elsewhere in this Form 10-K and in the documents incorporated by reference in this Form 10-K.

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

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, Hard Rock International, the NFL, Raymour & Flanigan, Saks Fifth Avenue, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries and retail verticals, including travel and entertainment, specialty apparel, health and beauty, jewelry, sporting goods, technology and electronics, as well as home and furniture. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, offers us a significant competitive advantage with products relevant across all customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings, coupled with our customer-centric approach, have enabled us to establish and maintain long-standing partner relationships. We operate our business through a single reportable segment, with our primary source of revenue being from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

With our range of offerings, we provide relevant products across consumer segments, including Gen Z and Millennials who are more likely to be drawn to cash flow management products such as our pay-over-time installment loans and “split-pay” offerings as compared to Gen X and Baby Boomers, while Gen X and Baby Boomers generally gravitate more toward rewards and the convenience of a co-brand or private label credit card. In addition, we continue to scale and optimize our direct-to-consumer lending, payment and saving products for new and existing customers, including through our proprietary credit cards and Bread Savings products. We also continue to diversify and optimize our loan portfolio, prioritizing our investment in strong and profitable partners, industries and affinity brands, while continuing to develop our Bread Pay products, which are our installment loans and “split-pay” offerings, and exploring various strategic business opportunities adjacent to our core co-brand and private label credit card business (business adjacencies) in an evolving payments, macroeconomic and regulatory environment. As of December 31, 2025, we had $18.8 billion in Credit card and other loans from approximately 34 million open and outstanding accounts, with an average balance for the year ended December 31, 2025 of $1,047 for accounts with outstanding balances.

Our Primary Product Offerings

Our primary product offerings consist of our: (i) co-brand and private label credit card programs with retailers and other brand partners; (ii) direct-to-consumer (DTC), proprietary general purpose credit cards; (iii) Bread Pay products; and (iv) Bread Savings products. These product offerings are not exclusive, and, where appropriate, we seek to introduce partners and customers to our other product offerings.

Co-Brand and Private Label Credit Card Lending

Our core business is working with many of the country’s best-known brands and retailers (who we call our partners or brand partners) to drive sales and loyalty through their co-brand and private label credit card programs. In these programs, we (through our Banks) are the credit card issuer and lender to our partners’ customers, and we also service the loans and provide a variety of other related services, which are described in more detail below. Our co-brand and private label partner base, with nearly 100 brands and numerous online merchants, consists of many large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, Hard Rock International, the NFL, Raymour & Flanigan, Saks Fifth Avenue, Signet, Ulta and Victoria’s Secret. Our partners benefit from our customer insights and analytics, with each of our branded credit card programs tailored to our partner’s brand and their unique customers. Our co-brand and private label program agreements with our brand partners are generally long-term, exclusive contracts, with terms typically ranging from 5 to 10 years.

Our co-brand credit cards are general purpose credit cards that can be used to purchase goods and services from the applicable partner, as well as any other retailers wherever cards from the named card network (American Express, MasterCard or Visa) are accepted. Credit extended under our co-brand credit cards is typically on standard terms only. Charges made using a co-brand credit card, particularly charges made outside of the co-brand partner, generate interchange revenue for us. Relative to our private label loan portfolio, our co-brand loan portfolio generally has lower revenue yields. In addition, our co-brand customers generally have higher credit scores and therefore higher credit lines, with the majority of our co-brand customers having a Vantage score in excess of 660. Our average outstanding co-brand credit card account balance for the year ended December 31, 2025 was $1,821. For the year ended December 31, 2025, customer spending on our co-brand credit cards comprised approximately 52% of our credit sales, which we believe enables us to capture incremental and non-discretionary purchases as consumer spending patterns shift in response to evolving economic conditions.

Private label credit cards are partner-branded credit cards used by consumers exclusively for the purchase of goods and services from that particular partner. Credit under a private label credit card typically is extended either on standard terms, which means accounts are assessed periodic interest charges using an agreed non-promotional fixed and/or variable interest rate, or pursuant to a promotional financing offer, involving deferred interest, reduced interest or no interest during a set promotional period (typically between six and 60 months). We typically do not charge interchange or other fees to our partners when customers use our private label credit cards to purchase our partners’ goods and services. For the year ended December 31, 2025, customer spending on our private label credit cards comprised approximately 43% of our credit sales. Private label credit card loan balances are typically smaller, with an average outstanding account balance for the year ended December 31, 2025 of $775; although, we do offer “big ticket” purchase financing and financing for medical and dental procedures with certain private label brand partners, which often involve larger amounts. Relative to our co-brand loan portfolio, our private label loan portfolio generally has higher revenue yields. In addition, our private label customers generally have lower credit scores and therefore lower credit lines, and are generally more likely to be delinquent in their payments, have accounts with higher annual percentage rates (APRs) and have more late fees assessed.

We offer deferred interest rate, as well as low or no interest rate promotional financing to customers in certain of our brand partner programs; in some of these programs, we charge an initial fee to customers entering into promotional plan financing arrangements. In both our co-brand and private label partner relationships, we receive a merchant discount fee from our partners to compensate us for all or part of the forgone interest income associated with promotional financing. The terms of these promotions vary by partner, but generally the longer the deferred interest, reduced interest or interest-free period, the greater the partner’s merchant discount fee. Some offers permit customers to pay for a purchase in equal monthly payments with no interest or at a reduced interest rate over a specified period of time, rather than deferring or delaying interest charges. Our credit card program agreements may also provide for royalty payments, or retailer share arrangements, to our brand partners based on purchase volume or if certain contractual incentives are met, such as if the economic performance of the program exceeds a contractually defined threshold, or for new accounts acquired. These amounts are recorded as a reduction of revenue in the period incurred.

In addition to the retailer share arrangements, our program agreements typically provide that the parties will develop a marketing plan to support the program, along with the terms by which a joint marketing budget is funded. Marketing costs for which we are responsible under the plan are expensed as incurred. Our program agreements also typically provide that the parties will develop the terms of the rewards program linked to the use of our product, such as opportunities to receive double rewards points for purchases made on a product, along with the allocation of costs between the parties related to the rewards program. The credit card programs we operate typically provide rewards points, which are redeemable for a variety of products or awards, or merchandise discounts earned by the customer having achieved a preset spending level. Other programs may include cash back rewards or statement credits. The rewards can be mailed to the cardholder, accessed digitally, or may be immediately redeemable at the partner’s retail location. Costs of cardholder rewards arrangements are recognized when the rewards are earned by the cardholders and are generally recorded as a reduction of revenue.

As a general matter, the financial terms and conditions governing our co-brand and private label credit card products vary by program and product type and may change over time; although, we seek to standardize the non-financial provisions consistently across all products to the extent possible. The terms and conditions of all of our credit card products are governed by a cardholder agreement and applicable laws and regulations. We assign each credit card account a credit limit when the account is initially opened by the customer. Thereafter, we may increase or decrease individual credit limits from time to time, at our sole discretion, based primarily on our evaluation of the customer’s creditworthiness and ability to pay.

For the vast majority of accounts, periodic interest charges are calculated using the daily balance method, which results in daily compounding of periodic interest charges. Cash advances are not subject to an interest grace period, and for some credit card programs we do not provide an interest grace period for promotional purchases. In addition to periodic interest charges, we may impose other charges and fees on credit card accounts, including, as applicable and provided in the cardholder agreement, late fees where a customer has not paid at least the minimum payment due by the required due date, as well as paper statement fees, which we charge on certain credit card accounts receiving monthly paper statements for certain of our brand partner programs. Typically, each customer with an outstanding amount due on his or her credit card account must make a minimum payment each month; a customer may pay the total amount due at any time without penalty. We also may enter into arrangements with delinquent customers to modify their payments and/or waive or reduce interest charges and/or fees; we do not offer programs involving the forgiveness of principal. We make it easier for customers to make payments by offering recurring automatic payment functionality, as well as other electronic payment methods on all cardholder accounts.

Our program agreements generally permit termination in various circumstances, including a breach of the agreement or in the event the brand partner becomes insolvent, files bankruptcy, undergoes a change in ownership or has a material adverse change in financial condition. Certain of our program agreements also provide that upon termination, the brand partner has either the option or the obligation to purchase the loans generated with respect to its program. Correspondingly, in certain cases when we acquire a new brand partner, we purchase its existing credit card loan portfolio, if any, from either the brand partner or the operator of its prior card program.

Direct-to-Consumer Credit Cards

Our DTC, proprietary general purpose credit cards consist of our Bread Cashback American Express Credit Card and our Bread Rewards American Express Credit Card. Our DTC credit cards are an important component of our overall product offerings and allow us to capture incremental, often non-discretionary spend and build and retain customer relationships. As a DTC product, our proprietary credit cards are not dependent upon the performance of our brand partners or impacted by any partner revenue-sharing obligations. We believe that our DTC credit cards will continue to increase our total addressable market, including within the Millennial and Gen Z customer segments. Our Bread Cashback American Express Credit Card offers unlimited 2% cashback, no annual fee, no foreign transaction fees, premium protection benefits, American Express lifestyle benefits, and instant mobile acquisition and web-to-wallet provisioning for use anywhere ApplePay is accepted. Our Bread Rewards American Express Credit Card offers 3% rewards points on gas station, grocery store, dining and utility purchases, among other benefits, as well as instant mobile acquisition and web-to-wallet provisioning for use anywhere ApplePay is accepted. We currently issue our DTC credit cards on the American Express network. Our average outstanding DTC credit card account balance for the year ended December 31, 2025 was $2,295.

Bread Pay

Bread Pay is our payment technology solution for our pay-over-time products, which includes both our installment loan and “split-pay” offerings, as described in more detail below. Through Bread Pay, we offer an omnichannel solution for more than 1,400 SMB retailers and merchants, and we continue to explore and pursue growth opportunities in various business adjacencies, including through the integration of our suite of Bread Pay products into third-party platforms to gain efficient distribution of our lending solutions.

Our Bread Pay offerings and on-boarding capabilities enhance our growth prospects across the industries in which we lend and increase the addressable market of our Bread Pay partners. Bread Pay also offers our existing co-brand and private label credit card partners a broader digital product suite and additional white-label product solutions for those customers preferring a non-revolving loan with fixed repayment terms such as our installment loan and “split-pay” offerings. We offer a flexible platform and robust suite of application programming interfaces (APIs) that allow merchants and partners to seamlessly integrate online point-of-sale financing and other digital payment products.

Our Bread Pay installment loans are fixed extensions of credit where the customer pays down the outstanding balance in monthly installments, primarily over a 3 to 84 month period. The terms and conditions of all of our installment loan products are governed by a customer agreement and applicable laws and regulations. Installment loans are generally assessed interest charges over the term of the loan using fixed interest rates. In addition to periodic interest charges, for certain of our installment loans, we may impose other charges and fees, including late fees, as set forth in the applicable customer agreement. Most of our installment loans are offered through contractual agreements with our Bread Pay partners and may include additional fees paid by the partner, particularly where the installment loan carries a below-market interest rate.

Our Bread Pay “split-pay” loans are short-term, interest-free financing, to be repaid by the customer in four equal installments, with the first payment due at the time of purchase and the remaining three payments due in subsequent two-week intervals. The terms and conditions of all of our split-pay loan products are governed by a customer agreement and applicable laws and regulations. For certain of our “split pay” loans, we may impose other charges and fees, including late fees, as set forth in the applicable customer agreement.

Bread Savings

Bread Savings refers to our DTC, or retail, deposit products, primarily in the form of certificates of deposit and high-yield savings accounts, including traditional and Roth Individual Retirement Accounts. Our Bread Savings products support loan growth and improve our funding mix diversification. In recent years, retail deposits have become an increasingly important source of funds for us, growing 11% from $7.7 billion as of December 31, 2024 to $8.5 billion as of December 31, 2025. As of December 31, 2025, average retail deposits represented 48% of our total funding sources, which is comprised of retail and wholesale deposits, and secured and unsecured borrowings. As of that same date, retail deposits that exceeded applicable Federal Deposit Insurance Corporation (FDIC) insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $638 million, or 5% of Total deposits. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

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

Services Supporting our Primary Product Offerings

Our primary product offerings, as described above, are supported and enhanced by numerous services and capabilities that we provide, including: (i) risk management, underwriting and funding services; (ii) credit card and other loan processing and servicing; (iii) fraud prevention; (iv) marketing, and data and analytics; and (v) our digital and mobile capabilities.

Risk Management, Underwriting and Funding Services. We provide risk management solutions, underwriting and funding services for our co-brand, private label, and DTC credit card programs, as well as our Bread Pay partnerships.

We process millions of credit card applications each year using internal algorithms, external credit bureau data and automated proprietary scoring technology to make responsible risk-based underwriting decisions when approving new accounts and establishing credit limits. Credit quality is monitored on a regular and consistent basis. This information helps us adjust our strategies when required to better evaluate individual credit risk. We continue to enhance our credit risk management by evaluating and investing in new technology and advancing our data and modeling capabilities, including through the potential use of deep learning and AI tools. Doing so allows us to navigate changing macroeconomic conditions and stay within our well-established risk appetite.

Credit Card and Other Loan Processing and Servicing. We manage and service the accounts we originate for our co-brand and private label credit card programs, as well as our DTC credit cards and Bread Pay products. Since 2022, Fiserv, a leading global provider of outsourced payments and financial services technology solutions, has provided our core credit card processing services, which has helped us enable improved speed to market, including the ability to quickly and seamlessly add new products and capabilities that benefit our partners and cardholders. It has also strengthened our ability to ensure we are operating on a compliant core platform, and enables efficient integration of digital technology, while supporting our data and analytics capabilities and improving operational efficiencies. See also “—Technology/Systems” below for additional information regarding our approach toward the systems and technologies we use in the operation of our business.

Our customer care operations are influenced by our retail heritage, and we view every customer touch point as an opportunity to provide an exceptional experience. Our customer care operations offer omnichannel servicing, including through phone, mail, email, text, smartphone application and the web. We blend domestic and off-shore locations as an important part of our servicing strategy, to maintain service availability beyond typical work hours in the United States and to optimize our cost structure. We provide focused training programs in all areas, and have developed an AI powered knowledge management solution for our customer care associates, in order to achieve the highest possible customer service standards and customer experience. We monitor our performance by conducting surveys with our partners and our customers and in our 2025 survey, conducted by Medallia, Inc., we have received a Net Promoter Score of 54.5; survey results above 50 are considered excellent or superior by industry standards. In addition, in 2025 for the twentieth consecutive time, we were certified by BenchmarkPortal as a Center of Excellence for the quality of our operations, the most prestigious customer care industry ranking attainable. Founded by Purdue University in 1995, BenchmarkPortal is a global leader of best practices for customer care centers.

Our efforts to collect on delinquent accounts are made first by our collection department. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent; based upon the level of risk indicated, a collection strategy is deployed, which may include tech-enabled, targeted collections strategies to engage with cardholders in the most efficient communication channel. If after exhausting all in-house collection efforts we are unable to collect on the account, we may engage collection agencies or outside attorneys to continue those efforts, or sell the charged-off balances.

Fraud Prevention. We monitor our customers’ accounts to help prevent, detect, investigate and resolve fraud across the various products we offer. We employ a variety of fraud mitigation controls during the lifecycle of accounts, including capabilities related to account acquisition, transaction processing and account management. We use proprietary custom fraud models developed by our data scientists, together with externally-sourced scores and solutions used across the industry, to seek to identify fraud and protect our stakeholders, including our customers and brand partners. We leverage device intelligence technology to risk-assess digital applications and online servicing channels, and we subject monetary transactions to authorization and approval scrutiny through a variety of techniques designed to help identify and halt fraudulent transactions, including machine-learning models, rules-based decision-making logic, report analysis, data integrity checks and manual account reviews. We have a cross-functional team of risk, fraud and security professionals that regularly evaluate and enhance our fraud-prevention capabilities and monitor emerging industry trends and solutions.

Marketing, and Data and Analytics. Through our integrated marketing programs and campaigns, we design and implement strategies that assist our partners in acquiring, retaining and expanding customer engagement to drive a more loyal, frequent shopper that increases customer lifetime value. Our programs capture transaction data that we analyze to better understand consumer behavior, which we use to increase the effectiveness of both our and our partners’ marketing activities. Through our marketing technology, data and analytics capabilities, including the use of machine learning and AI technology, we focus on data insights that drive actionable strategies and enhance revenue growth and customer retention. We use multi-channel marketing platforms and capabilities, including in-store, web, permission-based email, permission-based mobile messaging and direct mail to engage customers in the channels of their choice.

Digital and Mobile Capabilities. We are constantly seeking to improve our digital and mobile capabilities, in order to support and enhance our product offerings, drive growth for our brand partners and improve the customer experience. We seek to provide a seamless, personalized digital and mobile experience that is responsive to our customers’ evolving expectations. Recent improvements to our digital and mobile capabilities include API enhancements, enriched software development kits, virtual card commercialization, and our enhanced, fully integrated Bread Financial mobile app. We are continually seeking to enhance customers’ self-service capabilities in our digital channels, which allow customers to address their needs when and how they want, while also generating efficiencies by reducing the cost to serve our customers.

In addition, through our Enhanced Digital Suite, a group of marketing and credit application features, we help our brand partners capitalize on online trends by bringing through more qualified applicants, a higher credit sales conversion rate and a higher average purchase value. Enhanced Digital Suite includes a unified software development kit that provides access to our broad suite of products; it also promotes credit payment options, relevant to the customer, earlier in the shopping experience. The credit application is simple and easy, offers prefilled fields and prescreens customers in real-time, allowing for immediate credit approval without leaving the brand partner’s site, thereby improving the customer’s shopping experience and our brand partner’s checkout conversion rate. Across all product offerings, we remain focused on creating an exceptional digital and mobile experience for our customers, which we believe improves our competitive position and drives future growth.

For additional information relating to our business, business strategy and products and services, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment.”

Technology/Systems

We leverage information and technology to help achieve our business objectives and to develop and deliver products and services that satisfy our brand partners’ and customers’ needs, all while seeking to enhance our governance and control over the availability, quality and security of our data.

A key part of our strategic focus is the development and use of resilient, efficient and flexible computer and operational systems to deliver growth for our brand partners, support sophisticated marketing and account management strategies, service our customers, and develop and scale new and diversified products. We believe the continued development and integration of these systems is an important part of our efforts to reduce costs, improve quality and security, and provide faster, more flexible technology services. Consequently, we continuously review capabilities and develop or acquire systems, processes and competencies to meet our unique business requirements, including strategic investments in cloud capabilities, machine learning and AI, emerging technologies and automation, and data analytics.

As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or use third-party service providers who have the ability to deliver technology that is of higher quality, lower cost, or both. Specifically, we rely on third parties to help us deliver systems and operational infrastructure, these relationships include (but are not limited to): Amazon Web Services and Microsoft for our cloud infrastructure, and Fiserv for our credit card processing services, as previously reported.

We are committed to safeguarding our customers’ and our own information and technology, implementing backup and recovery systems, and generally require the same of our third-party service providers. We take measures that are designed to mitigate against known attacks and use internal and external resources to scan for vulnerabilities in the platforms, systems, and applications necessary for delivering our products and services. We cannot guarantee, however, that our cybersecurity risk management program and processes, or those of our third-party service providers, including our policies, controls or procedures, will be fully implemented, adhered to, or effective in protecting both our customers’ and our own information and technology from cyberattacks. For a discussion of the risks associated with our use of technology systems, see “Part I—Item 1A. Risk Factors” under the heading “Cybersecurity, Technology and Vendor Risks.”

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

In competing to acquire and retain the business of brand partners and customers, our primary competition is with other financial institutions whose marketing focus has been on developing credit card programs with attractive value propositions, high spend and consequentially large revolving balances. These competitors further drive their businesses by cross-selling their other financial products to their cardholders. We also compete for brand partners, including on program financial and other terms, underwriting standards and capabilities, marketing expertise, service levels, the breadth of our product and service offerings, digital, technological and integration capabilities, brand recognition and reputation. We focus on retailers and brand partners that understand the competitive advantage of building a loyal customer base. We have a long history of effectively analyzing transaction data we obtain through partner loyalty programs and managing our lending programs, including customer specific transaction data and overall consumer spending patterns, to develop and implement successful marketing strategies for our partners.

As a form of payment, our customers have numerous consumer credit and other payment options available to them, and our products compete with cash, checks, electronic bank transfers, debit cards, general purpose credit cards (including those on the Visa, MasterCard, American Express and Discover Card networks), various forms of consumer installment loans and split-pay products, other private label credit card brands, prepaid cards, digital wallets and mobile payment solutions, and other tools that simplify and personalize shopping experiences for consumers and merchants. Among other factors, our products compete with these other forms of payment on the basis of interest rates and fees, credit limits, reward programs and other product features. As the payments industry continues to evolve, in the future we expect increasing competition from new and non-traditional competitors, such as fintechs, and with respect to new products, services and technologies, such as the emergence or increase in popularity of agentic commerce (in which autonomous AI agents initiate and execute transactions on behalf of users), digital payment platforms and currencies, including stablecoins, and other alternative payment and deposit solutions. For example, in July 2025, President Trump signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or the “GENIUS Act,” into law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services, as well as adverse impacts to our deposit business and the value proposition of our customer loyalty and rewards programs. To the extent the use of stablecoins matures, stablecoins could achieve broad adoption through regulated issuance by traditional banks, fintechs and other market entrants, as well as being integrated in closed loop systems operated by large digital ecosystems and platforms. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are, which could place us at a competitive disadvantage.

In our retail deposits business, we have acquisition and servicing capabilities similar to other direct-banking competitors. We compete for deposits with traditional banks, and in seeking to grow our Bread Savings platform, we compete with other banks that have direct-banking models similar to ours. Competition among direct banks is intense because online banking provides customers the ability to quickly and easily deposit and withdraw funds, and open and close accounts in favor of products and services offered by competitors. As noted above, to the extent the use of stablecoins matures, stablecoins may also serve as an alternative to traditional deposits.

Supervision and Regulation

We operate primarily through our insured depository institution subsidiaries, Comenity Bank (CB) and Comenity Capital Bank (CCB), which, as noted above, together are referred to herein as the “Banks.” Federal and state laws and regulations extensively regulate the operations of the Banks. This regulatory framework is intended to protect individual consumers, depositors, the Deposit Insurance Fund (DIF) of the FDIC and the U.S. banking system as a whole, rather than for the protection of stockholders and creditors. Set forth below is a summary of the significant laws and regulations applicable to each of CB and CCB. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and supervisory policies that are described. Such statutes, regulations, and supervisory policies are subject to ongoing review by Congress, state legislatures, and federal and state regulatory agencies. A change in any of the statutes, regulations, or supervisory policies applicable to CB and/or CCB, or in the leadership or direction of our regulators, could have a material effect on our operations or financial condition. Further, while the current Presidential Administration and the congressional majorities in the U.S. Senate and House of Representatives support a reduced regulatory burden, the scope of regulation and the intensity of supervision will likely remain uncertain even in the current regulatory and political environments.
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

Planned Merger of CB with and into CCB

On December 17, 2025, we filed applications with the federal and respective state banking regulators for permission to merge CB with and into CCB, with CCB being the surviving entity. Pending regulatory approval and the expiration of any applicable waiting periods, the merger of CB and CCB is expected to occur in the second half of 2026. The proposed merger is designed to streamline and reduce the regulatory complexity of our banking operations and is expected to result in a number of operational and financial benefits, including a simplified regulatory framework, improved access to the retail deposit funding market, greater flexibility in managing our securitization activities, and other liquidity and capital risk management benefits. The merger is not expected to have a significant impact on our consolidated financial position, results of operations, or liquidity. Assuming the merger is consummated, the resulting bank, CCB, would remain headquartered in Draper, Utah, and would have total assets of approximately $21.4 billion, total deposits of approximately $14.1 billion, and Tier I capital of $2.8 billion, in each case as of December 31, 2025, on a pro forma basis. The resulting bank would be a Utah-chartered industrial bank that is not a member of the Federal Reserve System. We cannot provide any assurance that the merger will be approved, or that we will be successful in realizing the expected operational and financial benefits of the merger.

Consumer Financial Protection Bureau Supervision

The Consumer Financial Protection Bureau (CFPB) promulgates regulations for the federal consumer financial protection laws and supervises and examines large banks (those with more than $10 billion of total assets) with respect to those laws. Banks in a multi-bank organization, such as CB and CCB, are subject to supervision and examination by the CFPB with respect to the federal consumer financial protection laws if at least one bank reports total assets over $10 billion for four consecutive quarters, which CCB has, and thus both Banks are subject to supervision and examination by the CFPB with respect to federal consumer protection laws.

Regulation of Bread Financial Holdings, Inc.

Because neither CB nor CCB is considered a “bank” within the meaning of the BHC Act, the Parent Company is not a bank holding company (BHC) subject to regulation thereunder. If any of our entities became subject to regulation as a

BHC, among other things, BFH and our non-bank subsidiaries would be subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (Federal Reserve Board or FRB) and our operations would be limited to activities that are closely related to banking. If the Parent Company were to qualify as a financial holding company (FHC), operations could include those activities that are financial in nature. However, under Section 616 of the Dodd-Frank Act, any company that directly or indirectly controls an insured depository institution is required to serve as a source of financial strength to its subsidiary institution and may not conduct its operations in an unsafe or unsound manner. This doctrine is commonly known as the “Source of Strength” doctrine. As such a company, this means that BFH must stand ready to use available resources to provide adequate capital funds to the Banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional funding resources to support the Banks. This support may be required at times when BFH might otherwise have determined not to provide it or when doing so is not otherwise in the interests of BFH or its stockholders or creditors. BFH’s failure to meet its obligation to serve as a source of strength to the Banks may be considered an unsafe and unsound banking practice. In that regard, although the Parent Company is not a BHC, we seek to maintain capital levels and ratios in excess of the minimums required for a BHC.

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

Regulatory Capital Requirements

The Banks are subject to certain risk-based capital and leverage ratio requirements under the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations adopted by the FDIC. These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the FDIC may determine that a bank, based on size, complexity, or risk profile, must maintain a higher level of capital to operate in a safe and sound manner.

Under the Basel III capital rules, the Banks’ assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine CB’s and CCB’s risk-weighted assets, which then are used to determine the minimum capital that CB and CCB should keep as reserves to reduce the risk of insolvency. These risk-weighted assets are used to calculate the following minimum capital ratios for the Banks:

•Common Equity Tier 1 (CET1) Risk-Based Capital Ratio – the ratio of CET1 capital to risk-weighted assets. In the calculation of CET1 capital, we follow the Basel III Standardized Approach. CET1 capital primarily includes common stockholders’ equity subject to certain regulatory adjustments and deductions, including for goodwill and intangible assets, net, certain deferred tax assets, and accumulated other comprehensive income or loss.
•Tier 1 Risk-Based Capital Ratio – the ratio of Tier 1 capital to risk-weighted assets. In the calculation of Tier 1 capital, we follow the Basel III Standardized Approach. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock, and certain qualifying capital instruments. For us, until the fourth quarter of 2025 when we completed our first issuance of perpetual preferred stock, this ratio was the same as the CET1 Risk-Based Capital Ratio because we did not have any perpetual preferred stock or other qualifying capital instruments that would adjust the ratio.

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

The Basel III capital rules require a minimum CET1 Risk-Based Capital Ratio of 4.5%, a minimum Tier 1 Risk-Based Capital Ratio of 6.0%, and a minimum Total Risk-Based Capital Ratio of 8.0%. In addition to meeting the minimum capital requirements, under the Basel III capital rules, the Banks must also maintain the required 2.5% Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to executive management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it essentially increases the required minimum risk-based capital ratios. As a result, the Banks must maintain a CET1 Risk-Based Capital Ratio of at least 7%, a Tier 1 Risk-Based Capital Ratio of at least 8.5% and a Total Risk-Based Capital Ratio of at least 10.5% to avoid being subject to the noted restrictions. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer; the required minimum Tier 1 Leverage Ratio for all banks and BHCs is 4%.

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

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Banks’ ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. As of December 31, 2025, the Banks’ regulatory capital ratios were above the well-capitalized standards, inclusive of the Capital Conservation Buffer.

Dividends

Bread Financial Holdings, Inc. is a legal entity separate and distinct from the Banks. Declaration and payment of cash dividends on, or repurchases of, our equity securities depends upon cash dividend payments to Bread Financial Holdings, Inc. by the Banks, which are our primary source of revenue and cash flow. As state-chartered banks, under Delaware or Utah law, as applicable, the Banks are subject to regulatory restrictions on the payment and amounts of dividends. Further, the ability of the Banks to pay dividends to Bread Financial Holdings, Inc. is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements, and any such dividends are also subject to the approval of the Board of Directors of the applicable Bank. No assurances can be given that the Banks will, in any circumstances, pay dividends to Bread Financial Holdings, Inc.

The payment of dividends by the Banks and Bread Financial Holdings, Inc. and any repurchases of our equity securities may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory requirements. The Federal Banking Agencies, being the Office of the Comptroller of the Currency (OCC), the FRB and the FDIC, have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice; a bank may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Banking Agencies have issued policy statements that provide that banks should generally only pay dividends out of current operating earnings. The Federal Banking Agencies have the authority to prohibit banks from paying a dividend if it is deemed that such payment would be an unsafe or unsound practice. The FDIC also may require its prior consent before a bank pays a dividend that exceeds retained earnings or comes from the surplus account of common or preferred stock.

Prompt Corrective Action and Safety and Soundness

Under applicable “prompt corrective action” (PCA) statutes and regulations, insured depository institutions, such as the Banks, are placed into one of five capital categories, ranging from “well capitalized” to “critically undercapitalized.” The PCA statute and regulations provide for progressively more stringent supervisory measures as an institution’s capital category declines. An institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. An undercapitalized institution must submit an acceptable restoration plan to the appropriate Federal Banking Agency. One requisite element of such a plan is that the institution’s parent holding company guarantee the institution’s compliance with the plan, subject to certain limitations. As of December 31, 2025, the Banks qualified as “well capitalized” under applicable regulatory capital standards.

Insured depository institutions may also be subject to potential enforcement actions of varying levels of severity by the Federal Banking Agencies for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the agency, or term of a written agreement with the agency. In more serious cases, enforcement actions may include:

•the issuance of directives to increase capital;
•the issuance of formal and informal agreements;
•the imposition of civil monetary penalties;
•the issuance of a cease and desist order that can be judicially enforced;
•the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties;
•the termination of the institution’s deposit insurance;
•the appointment of a conservator or receiver for the institution; and
•the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.

Reserve Requirements

FRB regulations require insured depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts, as well as cardholder credit balances. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with the Federal Reserve Banks; we maintain a significant majority of our liquidity portfolio on deposit within the Federal Reserve banking system.

The regulations authorize different ranges of reserve requirement ratios depending on the amount of transaction account balances held. A zero percent reserve requirement ratio is applied to transaction balances below the reserve requirement exemption amount. In addition, transaction account balances maintained over the reserve requirement exemption amount and up to a certain amount, known as the low reserve tranche, may be subject to a reserve requirement ratio of not more than 3 percent (and which may be zero), and transaction account balances over the low reserve tranche may be subject to a reserve requirement ratio of not more than 14 percent (and which may be zero). The reserve requirement exemption and the low reserve tranche are both subject to adjustment on an annual basis, as applicable, by the FRB. Effective March 26, 2020, in response to the COVID-19 pandemic, the reserve requirement ratios on all net transaction accounts were reduced to zero percent, thereby eliminating reserve requirements for all depository institutions. The annual indexation of the reserve requirement exemption amount and the low reserve tranche for the years 2021-2026 was required by statute, but did not affect depository institutions’ reserve requirements, which remain at zero.

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

Cross Guaranty Provisions

The cross guaranty provisions of the FDIA require each insured depository institution controlled by the same parent company to be financially responsible for the failure or resolution costs of any affiliated insured depository institution. Generally, the amount of the cross guaranty liability is equal to the estimated loss to the DIF for the resolution of the affiliated institution(s) in default. The FDIC’s claim under the cross guaranty provision is superior to claims of stockholders of the insured depository institution or its parent company and to most claims arising out of obligations or liabilities owed to affiliates of the institution, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The FDIC may decline to enforce the cross guaranty provision if it determines that a waiver is in the best interest of the DIF.

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

Restrictions on Transactions with Affiliates and Insiders

Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W limit the extent to which the Parent Company and its non-bank affiliates (including non-bank subsidiaries) can borrow or otherwise obtain credit from, or engage in other covered transactions with either of the Banks, which may have the effect of limiting the extent to which either Bank can finance or otherwise supply funds to the Parent Company or its non-bank affiliates. “Covered transactions” are subject to quantitative and qualitative limits and include:

•loans or extensions of credit;
•purchases of or investments in securities;
•purchases of assets, including assets subject to an agreement to repurchase;
•acceptance of securities as collateral for a loan or extension of credit;
•a derivative transaction to the extent that the transaction causes the bank to have a credit exposure to the affiliate; or
•the issuance of a guarantee, acceptance, or letter of credit.

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

The Banks are also subject to Sections 22(g) and 22(h) of the Federal Reserve Act, and the FRB’s implementing Regulation O as made applicable to the Banks by the regulations of the FDIC. These provisions impose limitations on loans and extensions of credit by the Banks to their executive officers, directors and principal stockholders and their related interests, as well as those of the Banks’ affiliates. The limitations restrict the terms and aggregate amount of such transactions. Regulation O also imposes certain recordkeeping and reporting requirements.

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Bread Financial Holdings, Inc. and the Banks, from (i) engaging in proprietary trading and (ii) investing in or sponsoring covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term covered funds is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in section 3(c)(1) or 3(c)(7) of that Act, which includes collateralized loan obligation securities, collateralized debt obligation securities, and certain foreign funds. There are also several exemptions from the definition of covered funds, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. We do not engage in proprietary trading or invest in or sponsor covered funds.

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

The Dodd-Frank Act requires the Federal Banking Agencies and the Securities and Exchange Commission (SEC) to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Banks, that encourage inappropriate risks, (i) by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits, or (ii) that could lead to material financial loss to the entity. Whenever these joint regulations or guidelines are finalized, which does not appear imminent, the manner and form may impact our executive compensation.

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding “say-on-pay” vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. We have held our “say-on-pay” vote annually.

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

Furthermore, financial institutions are required to establish internal anti-money laundering programs. These programs must include policies, procedures, processes and other internal controls designed to monitor, identify, manage and mitigate the risk of money laundering or terrorist financing posed by a financial institution’s products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, identify and verify a legal entity customer’s beneficial owner(s) at the time a new account is opened and to understand the nature and purpose of the customer relationship, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. These programs must be coordinated by a compliance officer, undergo annual independent audits to assess effectiveness, and require training of employees. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by a financial institution to engage in a merger transaction under the Bank Merger Act. Failure to comply with these regulations may result in fines, penalties, lawsuits, regulatory sanctions, reputational damage, or restrictions on business. Our Banks have in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engage in very few transactions of any kind with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulations

The United States government has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the “OFAC rules” based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (OFAC). The OFAC administered sanctions targeting countries take many different forms. Generally, OFAC sanctions contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from the OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Third-Party Risk Management

The FDIC, along with the other Federal Banking Agencies, issued final guidance on managing risks associated with third-party relationships in June 2023. The guidance states that sound third-party risk management takes into account the level of risk, complexity, and size of the bank and the nature of the third-party relationship. In July 2024, the Federal Banking Agencies released a joint statement on banks’ arrangements with third parties to deliver bank deposit products and services. The joint statement cautions that operational and compliance risks arise when banks hand over substantial control of key functions to a third-party. Banks can manage risk through policies and procedures governing organizational structures, lines of reporting, expertise and staffing, internal controls and audit functions. Banks can also conduct risk assessments to assess controls for mitigating risk relating to specific third-party arrangements, engage in due diligence of third-party relationships, set appropriate contractual relationships, and establish monitoring routines to identify risks.

Identity Theft

The Fair and Accurate Credit Transactions Act of 2003 (FACT Act) amended the Fair Credit Reporting Act (FCRA) to combat identity theft, along with its implementing regulation, Regulation V, require insured state nonmember banks, such as the Banks, to establish programs to address risks of identity theft. The rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy these requirements. In addition, the rules establish special requirements for any credit and debit card issuers that are subject to the jurisdiction of the FDIC to assess the validity of notifications of changes of address under certain circumstances. The Banks implemented an ID Theft Prevention Program (Program), approved by their Boards of Directors, in compliance with these requirements. The Banks review and make enhancements to the Program on an ongoing basis.

Open Banking

In October 2024, the CFPB finalized a rule implementing a section of the Dodd-Frank Act, which requires certain entities, including the Banks, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. The final rule also requires data providers holding a consumer account, such as the Banks, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the final rule, data providers are prohibited from charging consumers or third parties fees for processing these consumer data requests. The final rule also places certain data security, authorization, and other obligations on third parties accessing covered data from data providers, which could include the Banks when acting in certain capacities. The final rule also requires third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. In October 2024, industry trade associations filed a lawsuit against the CFPB alleging the agency exceeded its statutory authority and asking the court to vacate the rule. In July 2025, the District Court for the Eastern District of Kentucky granted the motion by the CFPB to stay the proceedings while the CFPB conducts a rulemaking to revise the final rule. In August 2025, the CFPB published an advance notice of proposed rulemaking requesting input on certain aspects of the rule it was reconsidering, and in October 2025 the District Court entered a preliminary injunction barring enforcement of the rule while it is being reconsidered by the CFPB.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (CRA) is intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound business practices. The relevant Federal Banking Agency, the FDIC in the Banks’ case, examines each bank and assigns it a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for, e.g., mergers, acquisitions and applications to open branches. The Banks each received a CRA rating of “Outstanding” at their most recent CRA examinations.

In October 2023, the Federal Banking Agencies issued a final rule overhauling the process and substantive tests used by the agencies to assess a bank’s record of meeting the credit needs of its community. In February 2024, industry trade associations filed a lawsuit against the Federal Banking Agencies alleging the agencies exceeded their statutory authority and asking the court to vacate the final rule. In March 2024, the District Court for the Northern District of Texas enjoined the Federal Banking Agencies from enforcing the final rule. In July 2025, the Federal Banking Agencies jointly issued a proposal to rescind the 2023 final rule. The agencies announced that because the 2023 final rule was subject to legal action and had not taken effect, the agencies continue to apply the regulatory framework in effect prior to the 2023 final rule.

Consumer Protection Regulation and Supervision

We are subject to the federal consumer financial protection laws implemented by the CFPB, as well as by other federal agencies including the FDIC and Federal Trade Commission. The CFPB has broad rulemaking authority that has impacted, and may continue to impact, the Banks’ operations, including with respect to credit card late fees and other amounts that we may charge. For example, the CFPB’s rulemaking authority may allow it to change regulations adopted in the past by other regulators, including regulations issued under the Truth in Lending Act by the FRB. We are also subject to certain state consumer protection laws, and state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. State authorities have increased their focus on and enforcement of consumer protection rules. These federal and state consumer protection laws apply to a broad range of our activities and to various aspects of our business, and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use and provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services. Each Bank has in place an effective compliance management system to comply with these laws and regulations.

In March 2024 the CFPB published a final rule that would have significantly reduced the safe harbor amount for late fees that credit card issuers are authorized to charge. In April 2025 the United States District Court for the Northern District of Texas entered an order and final judgment, pursuant to which the CFPB’s credit card late fee rule was vacated. As a result of the rule being vacated, it will have no force or effect, and the late fee safe harbor amounts will continue to be set as they were prior to the CFPB’s late fee rulemaking.

More generally, the CFPB’s ability to rescind, modify or interpret past regulatory guidance could reduce fee income, and increase our compliance costs and litigation exposure. Further, the CFPB has broad authority to enforce the prohibitions of “unfair, deceptive or abusive” acts or practices regardless of which agency supervises the Banks. The CFPB has taken enforcement action against other credit card issuers and financial services companies. Evolution of these standards could result in changes to pricing, practices, procedures and other activities relating to our credit card accounts in ways that could reduce the associated return from those accounts and potentially impact business growth plans. While the CFPB has taken public positions on certain matters, it is unclear what additional changes may be promulgated by the CFPB in the future and what effect, if any, such changes could have on our credit accounts and our consolidated financial condition.

During 2025 under the current Presidential Administration, the operations of the CFPB evolved significantly, with reductions in staff and more limited examinations and enforcement activities. Certain of these developments at the CFPB are subject to pending litigation, and the scope and intensity of the CFPB’s ongoing regulation of our business remains uncertain.

Brokered Deposits

The FDIA prohibits an insured bank from accepting brokered deposits, unless it is “well capitalized” or it is “adequately capitalized” and then also receives a waiver from the FDIC. In December 2020 the FDIC updated its regulations that implement Section 29 of the FDIA to establish a new framework for analyzing whether certain deposit arrangements qualify as brokered deposits. In the third quarter of 2024, the FDIC published in the Federal Register a proposed rule that, if finalized as proposed, would have expanded the scope of deposits that constitute “brokered deposits” and therefore could potentially have caused certain of our present or prospective deposits to be treated as brokered. The FDIC withdrew this proposed rule in March 2025.

Guiding and Establishing National Innovation for U.S. Stablecoins Act

In July 2025, President Trump signed the GENIUS Act into law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services, but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins, or issue stablecoins. Several key provisions of the GENIUS Act require federal regulatory agencies to adopt implementing regulations, and the GENIUS Act will take effect the earlier of 18 months after its enactment or 120 days after the agencies issue final implementing regulations.

Privacy, Information Security and Data Protection

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification. For example, we are subject to the GLBA and implementing regulations and guidance in the United States. Among other things, the GLBA: (i) imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties; (ii) requires that financial institutions provide certain disclosures to consumers about their information collection, sharing and security practices and affords consumers the right to opt out of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions); and (iii) requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, the sensitivity of consumer information processed by the financial institution as well as plans for responding to data security breaches.

The State of California enacted the California Consumer Privacy Act (CCPA) in 2018, which was modified in 2020 through a voter referendum adopting the California Privacy Rights Act. Among other requirements, the CCPA requires covered businesses to provide California residents with the right to know what information is being collected from them and whether such information is sold or disclosed to third parties. The statute also allows California residents to access, delete, correct, and opt out of the sale and sharing of personal information that has been collected by covered businesses in certain circumstances. The CCPA does not apply to personal information processed pursuant to the GLBA or the California Financial Information Privacy Act. We are a covered business under the CCPA, which became effective on January 1, 2020. The enactment of the CCPA has prompted a wave of legislative developments in other states, which has created a patchwork of overlapping but different state laws, certain of which include exemptions for GLBA-regulated entities and/or personal information.

Federal and state laws also require us to respond appropriately to data security breaches. A final rule issued by the FRB, OCC, and FDIC, which became effective in May 2022, requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. The SEC has also adopted rules on Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure, which, among other things, require the filing of a Current Report on Form 8-K following certain cybersecurity incidents.

We continue to monitor, and have a program in place designed to comply with, applicable privacy, information security and data protection requirements imposed by federal and state laws. However, if we experience a significant cybersecurity incident or our regulators deem our information security controls to be inadequate, we could be subject to supervisory criticism or penalties, and/or suffer reputational harm. For further discussion of privacy, data protection and cybersecurity, and related risks for our business, see “Part I—Item 1A. Risk Factors” under the headings “Regulation in the areas of privacy, data protection, data governance, and cyber security could increase our costs and affect or limit our business opportunities and how we collect and/or use Personal Information, and any actual or perceived failure to comply with any of these new or existing laws could adversely affect our business, results of operations, or financial condition,” “If we, our third-party providers, or brand partners fail to safeguard our confidential information and/or experience a data security incident, there may be damage to our brand and reputation, material financial penalties and legal claims, which could materially adversely affect our business, results of operations, and financial condition,” and “Business interruptions, including loss of data center capacity, interruption due to cyber-attacks, loss of network connectivity or inability to utilize proprietary software of third-party vendors, could affect our ability to timely meet the needs of our partners and customers and harm our business” and “Part I—Item 1C. Cybersecurity.”

Human Capital

Providing a meaningful value proposition for our associates is one of our top priorities. We seek to enhance our associate value proposition continuously to ensure that we offer competitive rewards, career opportunities and flexible work experience, which we believe enables us to attract and retain a highly qualified and motivated workforce.

As of December 31, 2025, we employed approximately 6,000 associates worldwide, with the majority concentrated in the United States. Attracting, developing and retaining top talent is critical to our business. In making these employment-related decisions, we comply with all applicable laws. We promote an inclusive, engaged culture that empowers associates through opportunities to grow, develop and lead. Our associates have been, and will remain, the backbone of our business, and we take a holistic approach to our associates’ experiences, recognizing that an engaged workforce drives our long-term growth and sustainability. Our Board of Directors and Compensation & Human Capital Committee provide important oversight of our human capital management strategy and receive regular updates from senior management and third-party consultants on human capital trends and developments and other key human capital matters that drive our ongoing success and performance.

Associate Benefits and Well-Being

Associate well-being remains a top human capital priority, and we are committed to providing our associates with competitive total compensation, benefits and wellness resources. Our associates continue to value a flexible work experience that allows them to balance office work and remote work time. Over 90% of our associates view our flexible work arrangements as a competitive advantage relative to other potential employment opportunities, and we continue to take advantage of the engagement and productivity benefits associated with increased flexibility, as well as opportunities for connectedness and social interaction. Other associate well-being resources include mental health awareness and counseling support, wellness courses and financial education, a variety of fitness and meditation classes, a reimbursement program for eligible items, memberships, and experiences that enhance well-being and other benefits to promote mental and physical health.

While we continue to improve the competitiveness of our associate benefit offerings, it is also important for associates to make informed decisions about their health and money. When surveyed, 89% of our associates are confident they have the knowledge and skills to make informed decisions about their health and money.

Associate Experience and Engagement

Delivering an exceptional customer experience relies on our ability to cultivate an engaging and rewarding experience for our associates. We maintained high levels of associate engagement and retention in 2025. We continue to listen to and act on feedback from our associates, including through our annual Associate Experience Survey and other more frequent surveys and communications. Each year after the results of the annual Associate Experience Survey have been tabulated, our senior management presents those results to our Compensation & Human Capital Committee and our Board of Directors, including discussion regarding trends observed and actions to be taken in response to the results. Input from our Board of Directors helps inform our human capital strategies and objectives going forward.

Workforce Readiness, Growth and Advancement

At Bread Financial, we know associates have different needs to meet their career goals, including by accessing new work opportunities through our suite of mobility programs. During the year we expanded our existing mobility programs, which include internship opportunities, rotational programs, and our “Flex and Stretch” programs, that allow associates to work on projects outside of their core work responsibilities. Additionally, our six-month Apprentice Program continues to be successful. These mobility programs support our associates in their career goals, while allowing us to move talent across the organization to meet our business needs.

Robust training and development remain central to our human capital strategy. This year a new partnership with Pluralsight was launched to advance technical skills across the associate population. This enabled the creation of specialized skill paths in technology, an immersive cohort program for AI in Data Science, and an Operational Excellence academy offering Six Sigma, Design Thinking and AI training. In addition to career-oriented training and development, we require annual associate training to ensure ongoing adherence to responsible business practices and ethical conduct, and all associates must certify annually that they have read and will adhere to our Code of Ethics. Our Associate Relations team also conducted ethics roadshows in 2025, which were required for all leaders of people.

Inclusive Culture

We are committed to creating an inclusive culture that attracts and values diversity of thought, experience, background, skills and ideas, driving our associates’ sense of belonging. Over the past few years, we have advanced our actions and activities in support of creating a more inclusive work environment, including the maturation of our associate programs and expansion of our nine Associate Resource Groups, which are open to all associates across our locations and that nearly 1,600 unique associates have voluntarily joined. Based on our annual Associate Experience Survey, 86% of our associates feel a sense of belonging and 90% believe Bread Financial is committed to fostering a work environment of inclusion and belonging.

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
•Our unsecured loans make us reliant on the future credit performance of our customers, and if customers are unable to repay our loans, our level of future delinquency and charge-off rates will increase.
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
•Competition in our industry is intense, including competition from new and non-traditional competitors, such as financial technology companies, and with respect to new products, services and technologies, such as the emergence or increase in popularity of agentic commerce, digital payment platforms and currencies and other alternative payment and deposit solutions.
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

Risks related to our legal, regulatory and compliance environment include:

•We face various risks related to the extensive government regulation and supervision of our business, including by the FDIC, CFPB and other federal and state authorities. These risks include pending and future laws, regulations or executive actions that may adversely impact our business, including with respect to limits on credit card interest rates or late fees, interchange fees or other charges, as well as supervisory and other actions that may be taken against us by our regulators.
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
•Our industry is subject to rapid and significant technological changes, and we may be unable to successfully develop and commercialize new or enhanced products and services. Moreover, technology transformation projects are complex undertakings, which may result in unanticipated adverse consequences.
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

Macroeconomic, Global, Strategic, Business and Competitive Risks

Weakness and instability in the macroeconomic environment, as well as global political, public health and social events or conditions, could have a material adverse effect on our business, results of operations and financial condition.

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

While we closely monitor economic conditions and indicators, including inflation, interest rates, changes in monetary policy, housing values, the state of the commercial real estate industry, energy prices, external credit bureau risk scores, consumer wages, consumer saving rates and debt levels, including student loan debt, consumer and business spending, unemployment, financial markets, government policy and concerns about the level of U.S. government debt, as well as economic and political conditions in the U.S. and global markets, the outcome of any of these conditions and indicators remains difficult to predict. During 2025, the economic scenario weightings in our credit reserve modeling continued to reflect an elevated possibility of a recession, high interest rates, persistent inflation, and the increased cost of overall consumer debt. A recession or prolonged period of economic weakness would likely, among other things, adversely affect consumer discretionary spending levels and the ability and willingness of customers to pay amounts owed to us and could have a material adverse effect on our business, key credit trends, results of operations and financial condition. Moreover, the current macroeconomic environment may have a disproportionately adverse impact on us, as compared to our peers, due to our relatively higher proportion of private label credit card accounts and our deeper underwriting. In the current macroeconomic landscape, the wage growth of many moderate and lower-income households has been challenged by the compounding effect of persistent inflation, even while unemployment rates remain low. Given the higher proportion of moderate and lower-income households within our partners’ customer bases relative to many of our peers, a continuation of this trend could impact us more negatively than others in our industry. Moreover, the current Presidential Administration’s policies on trade, immigration and taxes could create inflationary pressures, which in turn could disproportionately impact our customer base.

For context, during the Great Recession, our Delinquency and Net principal loss rates peaked in 2009 at 6.2% and 10.0%, respectively. As of December 31, 2025, our Delinquency rate was 5.8% and our 2025 full-year Net principal loss rate was 7.7%. While these 2025 rates were lower than those experienced in 2009, the current and near-term anticipated Delinquency and Net principal loss rates remain elevated, relative to our historical experience, and a prolonged continuation or worsening of these rates could have a material adverse impact on us.

In addition, political events and uncertainties (including those arising from significant shifts in policy that impact consumers, such as tariffs and other trade-related measures, taxes and immigration, among others, and the potential or threat of retaliatory international and domestic policies), international tensions or hostilities, armed conflict, war (such as the ongoing war between Ukraine and Russia and instability in the Middle East), civil unrest, outbreaks of illnesses, pandemics, endemic diseases, or other local or global health issues, climate-related events, impacts to the power grid, and natural disasters have, to varying degrees, negatively impacted our operations, brand partners, service providers and consumer spending, and such events and conditions may negatively impact the economy and us going forward. Moreover, political disputes over the debt ceiling, budget deficits, healthcare or immigration policy or other matters may result in prolonged government shutdowns and increase the possibility of the U.S. government defaulting on its debt and/or having its credit ratings further downgraded, any of which could weaken the U.S. dollar, cause market volatility, negatively impact the economy and banking system and adversely affect our financial condition, including our liquidity and ability to access capital.

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

We may not be able to successfully identify and evaluate the creditworthiness of borrowers to minimize delinquencies and losses. As part of our efforts to manage our credit risk, we use our automated proprietary scoring technology and verification procedures to make risk-based underwriting decisions when approving new account holders, establishing or adjusting their credit limits and applying our risk-based pricing. These models may not accurately predict future charge-offs for various reasons discussed elsewhere in these Risk Factors, including in “Our risk management policies and procedures may not be effective, and the models we rely on may not be accurate or may be misinterpreted.” While we monitor credit quality on a regular and consistent basis, utilizing internal algorithms and external credit bureau risk scores and other data, these algorithms and data sources may be inaccurate or incomplete, including as a result of certain customers’ credit profiles not fully reflecting their credit risk due to any number of factors, including, for example, the less-regulated reporting requirements for many fintechs offering buy now, pay later products or other lending options and existing or future limitations on the reporting of medical debt. Mandated changes to credit bureau reporting, or the information that may be included in a credit bureau report, can change the accuracy of scoring models that leverage tradelines and performance in determining credit risk. As a result, the data and models upon which we rely may not fully reflect the extent of our customers’ actual financial obligations.

General economic conditions, including a recession or prolonged economic slowdown, persistent inflation, interest rates, high unemployment or volatility in energy prices, may result in greater delinquencies that lead to greater credit losses. In addition to being affected by general economic conditions and the success of our collection and recovery efforts, the stability of our Delinquency and Net principal loss rates are affected by the credit risk inherent in our Credit card and other loan portfolios, as well as the vintage of the accounts in our various credit card portfolios. We also closely monitor the segment of our portfolio with student loans to observe payment rate trends. In December 2025, the Department of Education announced that, beginning in early 2026, the federal government would begin garnishing wages of student loan borrowers that are in default on federal student loans; provided that the Department of Education subsequently announced that it was indefinitely postponing any such garnishments. The impact of this policy change, to the extent it becomes effective, on our customers’ ability to repay us remains uncertain.

Further, our pricing strategy may not offset the negative impact on profitability caused by increases in delinquencies and credit losses, thus any material increases in delinquencies and credit losses beyond our current estimates could have a material adverse impact on us. Our Delinquency rates were 5.8% of Credit card and other loans as of December 31, 2025, compared with 5.9% and 6.5% as of December 31, 2024 and 2023, respectively. For 2025, our Net principal loss rate was 7.7%, compared with 8.2% and 7.5% for 2024 and 2023, respectively. As referenced above, the current and near-term anticipated Delinquency and Net principal loss rates remain high, relative to our historical experience, and a prolonged continuation or worsening of these rates could have a material adverse impact on our business and results of operations.

A significant percentage of our Total net interest and non-interest income, or revenue, is generated through our relationships with a limited number of partners, and a decrease in business from, or the loss of, any of these partners could cause a significant drop in our revenue.

We depend on a limited number of large partner relationships for a significant portion of our revenue. As of and for the year ended December 31, 2025, our five largest credit card programs (based on Total net interest and non-interest income) accounted for approximately 49% of our Total net interest and non-interest income excluding the gain on sale and 44% of our End-of-period credit card and other loans. In particular, our programs with (alphabetically) Signet Jewelers, Ulta Beauty and Victoria’s Secret & Co. and its retail affiliates, each accounted for 10% or more of our Total net interest and non-interest income for the year ended December 31, 2025. Our business is intensely competitive, and we cannot provide assurance that we will retain the business of all of our significant brand partners going forward.

Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to fluctuations in that market than a more diversified company.

Our business is heavily concentrated in U.S. consumer credit. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer, such as legislation and regulations relating to credit card late fees, credit card interest rates and promotional financing. Our business concentration could have an adverse effect on our results of operations.

We expect growth to result, in part, from new and acquired credit card and other loan programs whose performance could result in increased portfolio losses and negatively impact our profitability.

We expect an important source of our growth to come from new and acquired credit card and other loan programs. We cannot be assured that the loss experience on new and acquired programs will be consistent with our more established programs, or that the cost to provide service to these new and acquired programs will not be higher than anticipated. The failure to successfully underwrite these new and acquired programs may result in defaults greater than our expectations and could have a material adverse impact on us and our profitability. See “Our risk management policies and procedures may not be effective, and the models we rely on may not be accurate or may be misinterpreted.” Moreover, under the CECL accounting rules, the acquisition of an existing credit card portfolio typically has a negative impact on certain key financial metrics in the near-term, including Net income and Earnings per share, because we are required to include a reserve build in our Provision for credit losses for the estimated credit losses to be experienced over the life of the acquired portfolio. The amount of this reserve build is often large relative to the amount of revenue generated through such date by the related credit card portfolio. See also “–The amount of our Allowance for credit losses could adversely affect our business and may prove to be insufficient to cover actual losses on our loans.”

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

We rely extensively on models in managing many aspects of our business, including liquidity and capital planning (including stress testing), customer selection, underwriting and line management, credit and other risk management, pricing, reserving and collections management. The models may prove in practice to be less accurate, predictive or useful than we expect for a variety of reasons, including as a result of (i) errors in constructing, interpreting or using the models, (ii) the use of inaccurate assumptions (including models being calibrated on historical cycles and correlations which may not be predictive of the future, or failures to update assumptions appropriately or in a timely manner), or (iii) the model producing results that are not compliant with fair lending or other laws and regulations. Our assumptions may be inaccurate for many reasons including that they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions, including continued elevated inflation, low unemployment, increasing consumer debt levels and weakening in macroeconomic indicators, and their impact on partner and customer behaviors) and they often involve complex interactions between a number of dependent and independent variables, factors and other assumptions. In particular, in recent years, we have observed rates and correlations among several key macroeconomic variables, such as unemployment and interest rates, perform outside of observed historical norms, which could impact the reliability of certain models in the current economic environment. In addition, as we seek to update and enhance our models, these updates and enhancements may produce unexpected or unreliable results. The errors or inaccuracies in our models may be material, and could lead us to make poor or sub-optimal decisions in managing our business, and this could have a material adverse effect on our business, results of operations and financial condition.

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

Our fraud-related operational losses were $65 million for both the years ended December 31, 2025 and 2024, and $127 million for the year ended December 31, 2023. During 2023, we believe the financial services industry generally experienced an uptick in both the volume and sophistication of fraud attacks, and we also experienced that trend in our business, with fraud-related operational losses increasing significantly. While we were successful in decreasing fraud-related losses in 2024 and 2025, the perpetrators of fraud attacks remain persistent and we cannot provide assurance that fraud-related losses will remain at or below these lower levels going forward. In addition to direct financial impacts, high profile fraudulent activity could also negatively affect our brand and reputation, which could negatively impact the use of our services, leading to a material adverse effect on our results of operations. In addition, significant increases in fraudulent activity could lead to regulatory intervention, including, but not limited to, additional consumer notification requirements, increasing our costs and negatively impacting our operating results, net income and profitability. Regulators and consumer activists have also sought to expand financial institutions’ responsibility to hold customers harmless for fraudulent transactions on their accounts, which increases our exposure to fraud-related losses.

The amount of our Allowance for credit losses could adversely affect our business and may prove to be insufficient to cover actual losses on our loans.

The Financial Accounting Standards Board’s CECL accounting standard requires us to determine periodic estimates of the lifetime expected credit losses on our Credit card and other loans, and reserve for those expected credit losses through an allowance for credit losses against the loans. In addition, as referenced above, for credit card loan portfolios we acquire, we are required to establish such an allowance for credit losses. Any subsequent deterioration in the performance of a purchased portfolio results in incremental credit loss reserves. Growth in our loan portfolio generally would also lead to an increase in our Allowance for credit losses.

The process for establishing our Allowance for credit losses is critical to our results of operations and financial condition, and requires complex modeling and judgments, including forecasts of economic conditions. The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our Credit card and other loans, as well as the prevailing economic conditions and forecasts utilized. For additional information regarding our Allowance for credit losses, see Note 3, “Allowance for Credit Losses” to our audited Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

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

In addition, there are numerous risks associated with acquisitions, dispositions and the implementation of new business opportunities, including, but not limited to:

•the diversion of management’s attention from other business concerns;
•continued financial responsibility with respect to a divested business, including guarantees, indemnities or other financial obligations;
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

The markets for our products and services are highly competitive, and we expect this competition to intensify. Our growth and continued profitability depend on continued acceptance or adoption of the products and services we offer. We compete with a wide range of businesses, and some of our current competitors have longer operating histories, stronger brand names and greater financial, technical, marketing and other resources than we do. Moreover, the consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging products, services and technologies, as well as new and non-traditional competitors, enter the marketplace. For a more detailed discussion regarding how we compete with respect to each of our product categories, as well as detail on emerging competitive trends, see “Item 1. Business—Competition” of this Form 10-K above. Additionally, downturns in the economy or the performance of our retail or other partners, including as a result of macroeconomic conditions, geopolitical events or global health events or other pandemic or endemic diseases, may result in a decrease in the demand for our products and services. Our ability to generate significant revenue from partners and customers will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our programs to consumers. If we are not able to differentiate our products and services from those of our competitors, drive value for our partners and their customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market. Any decrease in the demand for our products and services for the reasons discussed above or any other reasons could have a material adverse effect on our growth, revenue and operating results.

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

There is significant competition for our existing partners, and our failure to retain our existing larger partner relationships upon the expiration of a program agreement or our earlier loss of a relationship upon the exercise of a partner’s early termination rights, or the expiration or termination of a substantial number of smaller partner contracts or relationships, could have a material adverse effect on our results of operations (including growth rates) and financial condition to the extent we do not acquire new partners of similar size and profitability or otherwise grow our business. In addition, existing relationships may be renewed on less favorable terms to us in response to increased competition for such relationships. The competition for new partners is also significant, and our failure to attract new partners could adversely affect our ability to grow.

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

Our ability to originate new credit card accounts, generate new loans, and earn interest and fees and other income is dependent, in part, upon sales of merchandise and services by our partners and the use of our products by customers. The retail and other industries in which our partners operate are intensely competitive. Our partners’ sales may decrease or may not increase as we anticipate for various reasons, some of which are in the partners’ control and some of which are not. For example, partner sales have been, and in the future may be, adversely affected by pandemic or endemic diseases or other macroeconomic conditions having a national, regional or more local effect on consumer spending, business conditions affecting the general retail environment, such as supply chain distributions or the ability to maintain sufficient staffing levels or a particular partner or industry, or natural disasters or other catastrophes affecting broad or more discrete geographic areas. If our partners’ sales decline for any reason, it generally results in lower credit sales, and therefore lower loan volumes and associated interest and fees and other income for us from our customers. In addition, if a partner closes some or all of its stores or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that such an event may occur), we may be adversely impacted in a number of different ways. In such circumstances, we may lose future credit sales and existing customers may have less incentive to pay their outstanding balances to us, which could result in higher charge-off rates than anticipated and our costs for servicing its customers’ accounts may increase. This risk is particularly acute with respect to our largest partners that account for a significant amount of our Total net interest and non-interest income. See “A significant percentage of our Total net interest and non-interest income, or revenue, is generated through our relationships with a limited number of partners, and a decrease in business from, or the loss of, any of these partners could cause a significant drop in our revenue.” Moreover, if the financial condition of a partner deteriorates significantly or a partner becomes subject to a bankruptcy proceeding, we may not be able to recover customer returns, customer payments made in partner stores or other amounts due to us from the partner. The impact of the bankruptcy of any particular brand partner on our business is difficult to predict; most recently, for example, our brand partner Saks Fifth Avenue filed for Chapter 11 bankruptcy protection in January 2026. A decrease in sales by our partners for any reason, or a bankruptcy proceeding involving any of them could have a material adverse impact on our business and results of operations.

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

Certain merchants, in an effort to decrease their operating expenses, have with some success sought to lower interchange fees, including through litigation against the payment networks, promoting alternative payment platforms with lower processing costs and lobbying for legislative or regulatory changes. Several recent events and actions indicate a continuing focus on interchange by legislators, regulators and merchants. In 2023, for example, legislation was reintroduced in the U.S. House of Representatives and Senate, which, among other things, would require large issuing banks (over $100 billion) to offer a choice of at least two unaffiliated networks over which electronic transactions may be processed. At the state level, the Illinois legislature passed a bill that would prohibit the charging of interchange fees on sales tax and gratuities and restrict use of electronic payment transaction data except to facilitate or process the transaction or as required by law. This Illinois legislation is being challenged in federal court, and on February 10, 2026, the court issued a ruling denying a permanent injunction sought by the plaintiffs that would have enjoined the interchange fee provisions of the legislation, although the court did grant a permanent injunction with respect to the data use restrictions in the legislation.

The court’s ruling against the plaintiffs will be appealed. Unless the plaintiffs obtain a stay or injunction during the appeal process or the legislature otherwise intervenes, the prohibition on charging interchange fees on sales tax and gratuities in Illinois will become effective July 1, 2026. Similar legislation has been introduced in other states and, absent a successful legal challenge, these bills would have a number of adverse impacts on us, including negatively impacting our interchange revenue and creating operational challenges. In addition, in November 2025, a proposed settlement was announced in the long-standing Visa/Mastercard litigation, which began in 2005 when a class of merchant plaintiffs alleged that Visa and Mastercard, along with their member banks, engaged in anti-competitive practices by collectively setting excessive interchange fees and imposing other restrictive rules on merchants. The proposed settlement would, among other items, reduce interchange fees and give merchants greater choice in accepting credit cards in various categories, which could have various adverse impacts on our business, including reduced interchange revenue and decreased acceptance of certain of our cards by retailers. The proposed settlement remains subject to court approval, and we can provide no assurance with respect to the timing or outcome of the court approval process or the effects on us of the settlement if approved.

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

We may not be able to retain and/or attract and hire a highly qualified workforce or maintain our corporate culture, and having a large segment of our workforce periodically working from home may exacerbate these risks and cause new risks.

Our performance largely depends on the talents and efforts of our employees, particularly our key personnel and senior management. We may be unable to retain or to attract highly qualified employees. The market for key personnel is highly competitive, particularly in technology and other skill areas significant to our business. Failure to attract, hire, develop, motivate and retain highly qualified employee talent, or to maintain a corporate culture that fosters innovation, creativity and teamwork could harm our overall business and results of operations. We rely on key personnel to lead with integrity and decency. To the extent our leaders behave in a manner that is not consistent with our values and leadership behaviors, we could experience significant impacts to our brand and reputation, as well as to our corporate culture.

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

Severe weather events and natural disasters could have a material adverse effect on our financial position and results of operations, and the timing and effects of any such events cannot accurately be predicted. The frequency and severity of some types of weather events and natural disasters, including wildfires, tornadoes, severe storms and hurricanes, have increased in recent years, which further reduces our ability to predict their effects accurately. These such events could affect us directly (for example, by interrupting our systems, impacting the power grid, damaging our facilities or otherwise preventing us from conducting our business in the ordinary course) or indirectly (for example, by damaging or destroying brand partner businesses or customers’ homes, impacting our service providers or otherwise impairing customers’ ability to repay their loans). Many of our customers were affected by the particularly intense 2024 hurricane season in the U.S. As a result of these hurricanes, we froze delinquency progression for cardholders in Federal Emergency Management Agency (FEMA) identified impact zones for one billing cycle, which resulted in modestly lower Net principal losses and Net principal loss rate in the fourth quarter of 2024, and consequently negatively impacted Net principal losses and the Net principal loss rate in the second quarter of 2025.

In addition, many governments, investors and other stakeholders have sought to accelerate actions to address climate change and other environmental, social and governance topics. This has led to new regulations and expectations, which may be conveyed to us in the form of stockholder proposals, public campaigns, proxy solicitations or otherwise, that may cause significant shifts in disclosure, commerce and consumption behaviors. Any of these developments may impact our operating costs and our business. For example, in March 2024, the SEC issued final rules relating to the disclosure of a range of climate-related risks and other information. Multiple lawsuits were filed against the SEC, and the SEC issued a voluntary stay of the rules, pending review by the U.S. Court of Appeals for the Eighth Circuit, where the litigation had been consolidated and is currently being held in abeyance until the SEC reconsiders the final rule or renews its defense. While it currently appears unlikely these rules will become effective as issued, to the extent such rules do become effective, we and/or our partners could incur increased costs related to the assessment and disclosure of climate-related information. Our failure to comply with these requirements, if adopted, or any future regulatory requirements or disclosure standards, may expose us to government enforcement actions or private litigation and otherwise damage our reputation, any of which could adversely impact our business.

Conversely, other stakeholders hold differing views on sustainability-related goals and initiatives. Certain state governments and activist groups, as well as the current Presidential Administration through a series of executive orders and other actions, have pursued measures that appear designed to discourage companies from engaging in ESG practices or adhering to certain ESG principles. The complex regulatory and legal frameworks applicable to such actions or measures continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business.

These dynamic, and sometimes conflicting, circumstances may result in pressure from investors, unfavorable reputational impacts, including inaccurate perceptions or misrepresentation of our actual business practices, diversion of management’s attention and resources, potential proxy fights, and litigation or investigations initiated by government authorities or private actors alleging that our activities are anti-competitive, discriminatory or otherwise unlawful, among other adverse impacts. Any failure, or perceived failure, by us to adhere to our public statements, comply fully with developing interpretations of sustainability-related laws and regulations, or meet evolving and varied stakeholder expectations and standards could negatively impact our business, reputation, operating results and financial condition.

Our Board-approved sustainability strategy, which focuses on opportunities to create value for all our stakeholders, while advancing our long-term financial and reputational goals, is intended to drive additional progress on initiatives that promote sustainability, responsible business practices and increased transparency in our disclosures. We continue to advance the integration of sustainability into our overall governance and risk management practices. Statements in this and other filings we make with the SEC and other public statements, including in our annual sustainability reporting, related to these initiatives reflect our current plans and expectations and are not a guarantee that these initiatives will be achieved or achieved on the currently anticipated timeline. Our ability to execute on our sustainability strategy or achieve sustainability initiatives is subject to numerous factors and conditions, many of which are outside of our control.

Damage to our reputation could damage our business.

Maintaining a positive reputation is critical to attracting and retaining partners, customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others:

•employee misconduct;
•a breach of our or our service providers’ cybersecurity defenses;
•service outages;
•litigation or regulatory outcomes;
•stockholder activism;
•failing to deliver minimum standards of service and quality;
•compliance failures;
•the use of our, or our partners’ products to facilitate legal, but controversial, products and services; and
•the activities of customers, business partners and counterparties.

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

We need to effectively manage our funding and liquidity in order to meet our cash requirements such as day-to-day operating expenses, extensions of credit to our customers, investments to grow our business, payments of principal and interest on our borrowings and payments on our other obligations. Our primary sources of liquidity include cash generated from operating activities, our credit facility, issuances of senior unsecured, subordinated or convertible debt securities and preferred stock, financings through our securitization programs, and deposits with the Banks. If we do not have sufficient liquidity, we may not be able to meet our debt service requirements and other obligations, particularly during a liquidity stress event. If we maintain or are required to maintain too much liquidity, it could be costly and reduce our financial flexibility.

We will need additional financing in the future to repay or refinance our existing debt at maturity, or otherwise, and to fund our growth. As of the date of this Annual Report on Form 10-K, we had outstanding $500 million of 6.750% senior notes due in 2035 and $400 million of 8.375% subordinated notes due in 2035. The availability of additional financing will depend on a variety of factors such as financial market conditions generally, including the availability of credit to the financial services industry and our lender counterparties’ willingness to lend to us, consumers’ willingness to place money on deposit with us, our performance and credit ratings and the performance of our securitized portfolios. As an example of circumstances impacting our lenders’ willingness to lend, U.S. federal banking regulators proposed new rules in July 2023, commonly referred to as the Basel III “Endgame” or B3E, which would significantly revise the capital requirements applicable for large banking organizations with total assets of $100 billion or more. Following initial consultation, federal banking regulators are in the process of reproposing rules implementing B3E, targeting a new proposal in 2026 and phase-in several years later. The future of B3E implementation remains uncertain. While the proposed B3E rules would not directly apply to us because we are under the $100 billion asset threshold, most of our institutional lenders would be subject to the enhanced capital requirements under B3E, which could limit their lending capacity available to lend to us and other borrowers. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the uncertainty and volatility experienced in the capital and credit markets during recessions and periods of financial stress, may limit our ability to obtain additional financing or refinance maturing liabilities on desired terms (including funding costs) in a timely manner, or at all. As a result, we may be forced to delay obtaining funding or be forced to issue or raise funding on undesirable terms, which could significantly reduce our financial flexibility and cause us to contract or not grow our business, all of which could have a material adverse effect on our results of operations and financial condition.

The debt markets may be volatile for a number of reasons, including due to the interest rate environment, macroeconomic conditions and political events and uncertainties, and there can be no assurance that significant disruptions, uncertainties and volatility will not occur in the future. Specifically, availability of capital from the non-investment grade debt markets may be subject to significant volatility, and there can be no assurance that we will be able to access those markets at attractive rates, or at all. It is possible that we will be required to repay or refinance some or all of our maturing debt in volatile and/or unfavorable markets. If we are unable to continue to fund our business operations, access capital markets for debt refinancings and otherwise, and attract deposits on favorable terms and in a timely manner, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our results of operations and financial condition may be materially adversely affected.

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

Moreover, as a result of Basel III, which refers generally to a set of regulatory reforms adopted in the U.S. and internationally that are meant to address issues that arose in the banking sector during the 2008-2010 financial crisis, banks have become subject to more stringent capital, liquidity and leverage requirements. In response to Basel III, certain lenders of private placement commitments within our securitization trusts have sought and obtained amendments to their respective transaction documents permitting them to delay disbursement of funding increases by up to 35 days. Although funding may be requested from other lenders who have not delayed their funding, access to financing could be disrupted if all of the lenders implement such delays or if the lending capacities of those who did not do so were insufficient to make up the shortfall. Furthermore, if adopted in its current form, the B3E rules would generally require large U.S. banking organizations to maintain higher levels of capital than under the current Basel III requirements. These higher capital requirements could cause our institutional lenders to reduce their lending activities and increase our securitization trusts’ borrowing costs. For example, excess spread may be affected if a securitization trust’s borrowing costs increase as a result of the proposed B3E changes to existing capital requirements. Such cost increases may result, for example, because the investors are entitled to indemnification for increased costs resulting from such regulatory changes, such as increased capital requirements. The future of B3E implementation remains uncertain.

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

Certain collections from our securitized credit card loans come back to us through our subsidiaries, and we use these collections to fund the purchase of newly originated loans to collateralize our securitized financings. If payment rates on our securitized credit card loans are lower than they have historically been, fewer collections will be remitted to us on an ongoing basis. Further, certain series of our asset-backed securities include a requirement that we accumulate principal collections in a restricted account for a specified number of months prior to the applicable security’s maturity date. We are required under the program documents to lengthen this accumulation period to the extent we expect the payment rates to be low enough that the current length of the accumulation period is inadequate to fully fund the restricted account by the applicable security’s maturity date. Lower payment rates, and in particular payment rates that are low enough that we are required to lengthen our accumulation periods, could materially adversely affect our liquidity and financial condition.

Inability to grow or maintain our deposit levels in the future could have a material adverse effect on our liquidity, ability to grow our business and profitability.

A significant source of our funding is through customer deposits, primarily in the form of certificates of deposit and other savings products. We obtain deposits directly from retail customers or through brokerage firms that offer our deposit products to their customers. In recent years, deposits have become an increasingly important source of funds for us, with, for example, our DTC deposits growing 11% from $7.7 billion as of December 31, 2024 to $8.5 billion as of December 31, 2025, and average DTC deposits representing 48% of our total funding sources, which is comprised of retail and wholesale deposits, and secured and unsecured borrowings. Our funding strategy includes continued growth of our liquidity through deposits. The deposit business continues to experience intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to attract and maintain retail deposits remains highly dependent on the products we offer, the strength of our Banks, the reputability of our business practices and our financial health. Adverse perceptions regarding our lending practices, regulatory compliance, protection of customer information or sales and marketing practices, or actions taken by regulators or others with respect to our Banks, could impede our competitive position in the deposits market. Furthermore, the failures of other financial institutions (such as those of Silicon Valley Bank and Signature Bank in early 2023) or broader concerns about the financial services industry may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely.

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

The FDIA prohibits an insured bank from offering interest rates on any deposits that significantly exceed rates in its prevailing market, unless it is “well capitalized.” A bank that is less than “well capitalized” may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and as of December 31, 2025, each of our Banks met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that our Banks will continue to meet those requirements. Any limitation on the interest rates our Banks can pay on deposits may competitively disadvantage us in attracting and retaining deposits, resulting in a material adverse effect on our business.

The FDIA also prohibits an insured bank from accepting brokered deposits, unless it is “well capitalized” or it is “adequately capitalized” and receives a waiver from the FDIC. Limitations on our Banks’ ability to accept brokered deposits for any reason (including regulatory limitations on the volume of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our liquidity, funding costs and profitability. In December 2020, the FDIC updated its regulations that implement Section 29 of the FDIA to establish a new framework for analyzing whether certain deposit arrangements qualify as brokered deposits. This brokered deposit rule establishes bright-line standards for determining whether an entity meets the statutory definition of “deposit broker” and a consistent process for application of the primary purpose exception. All deposits on the Consolidated Balance Sheets of our Banks categorized as non-brokered in accordance with the current regulations mentioned above comply with all application requirements of those regulations. In the third quarter of 2024, the FDIC published in the Federal Register a proposed rule that, if finalized as proposed, would have expanded the scope of deposits that constitute “brokered deposits” and therefore could potentially have caused certain of our present or prospective deposits to be treated as brokered. The FDIC withdrew this proposed rule in March 2025.

As of December 31, 2025, we had $13.9 billion in deposits, with approximately $7.7 billion in non-maturity savings deposits and approximately $6.2 billion in certificates of deposit. If, for whatever reason, we are unable to grow or maintain our deposit levels, our liquidity, ability to grow our business and profitability could be materially adversely affected.

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

Ratings of our debt are based on a number of factors, including financial strength, as well as factors not within our control, including conditions affecting the financial services industry, and the macroeconomic environment. Our ratings or outlook could be downgraded at any time and without any notice by any of the rating agencies, which could, among other things, adversely limit our access to the capital markets and adversely affect the cost and other terms upon which we are able to obtain funding. Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to confirm the ratings of our asset-backed securities, it could limit our ability to access the securitization markets. In addition, ratings issued by a ratings agency may differ as among different securities, and ratings issued for the same security may differ as among the different issuing ratings agencies.

Changes in market interest rates could negatively affect our profitability.

Changes in market interest rates cause our finance charges and our interest expense to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market rates. We fund Credit card and other loans with a combination of fixed rate and floating rate funding sources that include deposits and securitized financings. We also have unsecured debt that is subject to variable interest rates, and we may in the future incur additional debt and/or issue preferred equity that may rely on variable interest rates.

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

As of February 6, 2026, we had an aggregate of 149,509,403 shares of our common stock authorized but unissued and not reserved for specific purposes. In general, we may issue all of these shares without any action or approval by our stockholders. We have reserved 8,320,451 shares of our common stock for issuance under our employee stock purchase plan and our long-term incentive plans, of which 1,052,261 shares have been issued and 2,696,814 shares are issuable upon vesting of restricted stock awards and restricted stock units. We have reserved for issuance 1,500,000 shares of our common stock, 107,291 of which remain issuable, under our 401(k) Plan as of December 31, 2025. In addition, we may issue shares of our common stock in connection with acquisitions. Sales or issuances of a substantial number of shares of common stock, or the perception that such transactions could occur, could adversely affect prevailing market prices of our common stock, and any sale or issuance of our common stock will dilute the ownership interests of existing stockholders.

The market price and trading volume of our common stock may be volatile and our stock price could decline.

The trading price of shares of our common stock has from time to time fluctuated widely and, in the future, may be subject to similar fluctuations. The trading price of our common stock may be affected by a number of factors, including our operating results, changes in our earnings estimates, additions or departures of key personnel, our financial condition, legislative, executive and regulatory changes, monetary and fiscal policy, general conditions in the industries in which we and our brand partners operate, general economic conditions, and general conditions in the securities markets. Other risks described in this Annual Report on Form 10-K could also materially adversely affect our share price.

There is no guarantee that we will pay future dividends or repurchase shares of our stock at a level anticipated by stockholders, which could reduce returns to our stockholders. Decisions to declare future dividends on or repurchase our stock will be at the discretion of our Board of Directors based upon a review of relevant considerations and restrictions imposed by the terms of our outstanding preferred stock.

Since October 2016, our Board of Directors has declared quarterly cash dividend payments on our outstanding common stock. We issued our inaugural series of publicly-traded preferred stock in November 2025, and we expect to pay our first quarterly dividend payment on our preferred stock in March 2026. Future declarations of quarterly dividends and the establishment of future record and payment dates on our common and preferred stock are subject to approval by our Board of Directors. The Board’s determination to declare dividends on, or repurchase shares of, our stock will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable laws and regulations, including those governing our Banks’ ability to pay dividends and make distributions or other payments to us, and other factors that the Board of Directors deems relevant. Based on an evaluation of these factors, the Board of Directors may determine in the future not to declare dividends at all, to declare dividends at a reduced amount, not to repurchase shares or to repurchase shares at reduced levels compared to historical levels, any or all of which could reduce returns to our stockholders. Further, under the terms of our outstanding preferred stock, our ability to declare, pay or set aside any payment for dividend or distribution on our common stock, or repurchase, redeem or otherwise acquire for consideration, directly or indirectly, any shares of our common stock, is subject to restrictions in the event that we do not declare and either pay or set aside a sum sufficient for payment of dividends on our preferred stock for the immediately preceding dividend period.

In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our audited Consolidated Financial Statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments and estimates in determining the Allowance for credit losses, accruals for employee-related liabilities, accruals for uncertain tax positions, valuation allowances on deferred tax assets and legal contingencies. We also make assumptions, judgments and estimates for items such as the fair value of financial instruments, any impairment of goodwill, long-lived assets and other prepaid or intangible assets, the fair value of stock awards, as well as the recognition of revenue. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the audited Consolidated Financial Statements. Actual results could differ materially from our estimates as a result of adverse impacts from various factors, including regulatory or legislative changes, unexpected developments in legal contingencies, or if future macroeconomic conditions or future operating results differ significantly from our current assumptions, and such differences could significantly impact our financial results.

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

Further, while the current Presidential Administration and the congressional majorities in the U.S. Senate and House of Representatives have supported reducing the regulatory burden, the scope of legislation, executive action and regulation and the intensity of supervision will likely remain uncertain in the current regulatory and political environments at both the federal and state levels, including with respect to late fees and credit card interest rates. Moreover, in certain cases, uncertainty at the federal level has prompted a rise in state lawmakers, regulators and attorneys general taking more active roles in consumer finance regulation and enforcement, potentially creating a complex regulatory patchwork in areas such as interchange fees, credit card reward programs and other matters. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit what we may charge for certain banking services, among other things.

Examples of federal and state legislation that we track include legislation intended to place caps on the interest rates that we and other financial institutions are permitted to charge. For instance, in 2023, Colorado passed a law (initially scheduled to be effective July 2024) to “opt out” of the national standard interest rate for interstate loans by state-chartered banks as provided by federal law in the Depository Institutions Deregulation and Monetary Control Act (DIDMCA). By opting out of DIDMCA, Colorado would have the ability to regulate and limit interest rates on loans “made in” Colorado, and the Colorado law would generally cap interest rates at 21% and late fees at $15 with a 10-day grace period. In June 2024, the U.S. District Court for the District of Colorado preliminarily enjoined Colorado from enforcing the interest rates in the Colorado Uniform Consumer Credit Code with respect to any loan made by the plaintiffs’ members to the extent the loan is not made by a lender in Colorado and the applicable interest rate in 12 U.S.C. 1831d(a) exceeds the rate that would otherwise be permitted. In November 2025, the U.S. Court of Appeals for the Tenth Circuit reversed the District Court’s preliminary injunction, concluding that “made in” encompasses loans in which either the lender or the borrower is located in Colorado, meaning that Colorado could impose interest-rate caps on loans made by out-of-state banks to Colorado borrowers. The plaintiffs in the litigation (who are opposing the Colorado law) are challenging this ruling.

Legislatures in other states have proposed similar laws in the past and may again in the future. We cannot provide any assurance as to the final outcome of this or other similar proposed or future legislation in other states, any of which would have an adverse effect on our business and results of operations. While still subject to potential reversal, the recent Tenth Circuit decision could also encourage other states to adopt similar legislation. In addition, President Trump and various federal legislators have also made public statements regarding potential efforts to place caps on credit card interest rates, and a bill was introduced in the U.S. Senate in February 2025 proposing to cap credit card interest rates at 10% for a period of five years. Most recently, in January 2026, President Trump made public statements on social media and elsewhere in support of placing a cap of 10% on credit card interest rates for a one-year period. The likelihood of any such cap being effectuated in any new executive action, legislation or regulation remains uncertain, but any such cap on interest rates would significantly limit our ability to extend credit to certain of our customers and would have a material adverse effect on our business, results of operations and financial condition.

In connection with their continuous supervision and examinations of us, the FDIC, CFPB and/or other regulatory agencies may require changes in our business or operations. Any such changes may be judicially enforceable and in some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. We may also become subject to formal or informal enforcement and other supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. For example, in late November 2023, the FDIC issued a consent order to one of our subsidiaries, Comenity Servicing LLC, arising out of the June 2022 transition of our credit card processing services to strategic outsourcing partners, and in August 2024 each of our Banks entered into an agreement with the FDIC to pay civil money penalties (CMPs) of $1 million per Bank, also related to the June 2022 transition. For additional information regarding this consent order, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Legislative, Regulatory Matters and Capital Adequacy.” Regulatory authorities have extensive discretion in their supervisory and enforcement actions. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Enforcement and other supervisory actions also can result in the imposition of civil monetary penalties or injunctions, related litigation by private plaintiffs, damage to our reputation, and a loss of customer or investor confidence. We could be required, as well, to dispose of specified assets and liabilities within a prescribed time-frame. As a result, any enforcement or other supervisory action could have an adverse effect on our business, results of operations, financial condition and prospects.

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

Businesses in the financial services and payments industry have historically been, and continue to be, subject to significant legal actions, including class action lawsuits. Many of these actions have included claims for substantial compensatory or punitive damages; for example, in November 2025, a jury found that we should be required to pay punitive damages in an action against us under the Fair Credit Reporting Act (FCRA), with the punitive damages amount far exceeding the actual damages awarded the plaintiff; provided that the amount of any punitive damages in this case remains subject to determination by the trial court judge.. While we have historically relied on our arbitration clause (which includes a class action waiver) in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will always be successful in enforcing our arbitration clause in the future. For instance, a plaintiff might prove that she/he did not accept our account terms and conditions (e.g., in an identity theft claim under the FCRA or in a claim under the Military Lending Act, which prohibits an arbitration requirement). There may also be legislative, regulatory or other efforts to limit or eliminate the use of arbitration clauses or class action waivers, and if our arbitration provisions are found to be unenforceable or are otherwise limited or eliminated, our exposure to class action litigation could increase significantly. Further, even if our arbitration clause remains enforceable, we may be subject to mass arbitrations in which large groups of consumers bring arbitrations against us simultaneously. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation. Claims and legal actions could involve significant defense costs and reputational damage, and the time-consuming nature of legal proceedings can divert senior management attention from the business. For additional detail regarding the litigation matters filed against us in connection with our spinoff of LVI in 2021, see “Risk Factors—Risks Related to the LoyaltyOne Spinoff” and Note 20, “Commitments and Contingencies” to our audited Consolidated Financial Statements.

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

Although not a bank holding company as defined under the BHC Act, Bread Financial Holdings, Inc. is our parent holding company and, as such, depends on dividends, distributions and other payments from subsidiaries, particularly our Banks, to fund dividend payments, any potential share repurchases, payment obligations, including debt obligations, and to provide funding and capital, as needed, to our other operating subsidiaries. Federal and state laws and regulations extensively regulate the operations of our Banks, including to limit the ability of the Banks to pay dividends or make other distributions to us. Many of these laws and regulations are intended to maintain the safety and soundness of our Banks, and they impose significant restraints on them to which other non-regulated entities are not subject.

Our Banks must maintain minimum amounts of regulatory capital. If the Banks do not meet these capital requirements, their respective regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our liquidity, ability to grow our business and financial condition. To pay any dividend, the Banks must each maintain adequate capital above regulatory guidelines. Accordingly, neither CB nor CCB may be able to make any of their cash or other assets available to us, including to service our indebtedness. If either of our Banks were to fail to meet any of the capital requirements to which it is subject, we may be required to provide them with additional capital, which could also impair our ability to fund dividend payments, any potential share repurchases and our payment obligations, including servicing our indebtedness.

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

Legislation is periodically introduced that would eliminate the exception for industrial loan companies and other “non-bank banks” from the definition of “bank” in the BHC Act. If such legislation were enacted without any grandfathering of or accommodations for existing institutions, we could be required to become a BHC.

If we were required to become a BHC, or if we voluntarily take such action that results in the Parent Company becoming a federally-regulated BHC, we and our non-bank subsidiaries would be subject to supervision, regulation and examination by the FRB. We would be required to provide annual reports and such additional information as the FRB may require pursuant to the BHC Act, and applicable regulations. In addition, we would be subject to consolidated regulatory capital requirements.

Pursuant to provisions of the BHC Act and regulations promulgated by the FRB thereunder, a BHC may only engage in, or own companies that engage in, activities deemed by the FRB to be permissible for BHCs. Activities permissible for BHCs are those that are so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. If a BHC and its subsidiary insured depository institutions are well capitalized, well managed, and have satisfactory CRA ratings, it may submit an election to the FRB to become an FHC. Permissible activities for FHCs include those “so closely related to banking as to be a proper incident thereto” as well as certain additional activities deemed “financial in nature or incidental to such financial activity” or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of the depository institution or the financial system. If we were required to become a BHC, we may be required to modify or discontinue certain of our business activities, which may materially adversely affect our results of operations and financial condition.

We may not realize the expected benefits of the pending merger of our subsidiary Banks.

Realization of the potential benefits contemplated by the planned internal merger of CCB and CB, with CCB as the surviving entity, depend on a number of factors, including regulatory approval of state and federal banking agencies, as well as our ability to timely and successfully integrate the operations of the merging subsidiaries into a single bank operation. As a result, we may not be successful in realizing the expected operational and financial benefits of the pending merger of our subsidiary Banks, and we may experience other adverse consequences, including the diversion of management’s attention from other business concerns and unforeseen legal, regulatory or other challenges that we may not be able to manage effectively.

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

The Bank Secrecy Act and the USA PATRIOT Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the USA PATRIOT Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of partners and customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Financial Crimes Enforcement Network (FinCEN), a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the Federal Banking Agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service (IRS). We are also subject to scrutiny of compliance with the rules enforced by the OFAC, which may require sanctions for dealing with certain persons or countries. We cannot provide assurance that our programs and controls will be effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.

Regulation in the areas of privacy, data protection, data governance, and cyber security could increase our costs and affect or limit our business opportunities and how we collect and/or use Personal Information, and any actual or perceived failure to comply with any of these new or existing laws could adversely affect our business, results of operations, or financial condition.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” “nonpublic personal information” or similar terms under applicable data privacy laws (collectively, Personal Information), including from and about actual and prospective customers, as well as our employees and business contacts. We are therefore subject to a variety of federal and state laws, regulations and other requirements relating to the privacy, security and handling of Personal Information. For example, the CCPA and related laws in other jurisdictions require us, among other requirements, to adhere to certain disclosure restrictions and deletion obligations with respect to the Personal Information of their residents, and allow for penalties for violations and, in some cases, a private right of action. The GLBA includes both a “Privacy Rule,” which imposes obligations on financial institutions relating to the use or disclosure of nonpublic personal information, and a “Safeguards Rule,” which imposes obligations on financial institutions to implement and maintain physical, administrative and technological measures to protect the security of non-public personal financial information. Failure to comply with the GLBA could result in enforcement actions. These laws also impose transparency and other obligations with respect to Personal Information and provide individuals with rights with respect to their Personal Information.

Legislators and regulators in the United States are increasingly adopting or revising privacy, data protection, data governance, account access, and information and cyber security laws. As such laws are interpreted and applied (in some cases, with significant differences or conflicting requirements across jurisdictions), compliance and technology costs will continue to increase, particularly in the context of ensuring that adequate data governance, data protection, data transfer and account access mechanisms are in place.

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

For more information on regulatory and legislative activity in this area, see “Item 1. Business — Privacy, Information Security and Data Protection.”

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

Information security risks for large financial institutions have increased with the adoption of new technologies to conduct financial and other business transactions, including those used on mobile devices, and the increased sophistication and activity level of threat actors. These threat actors employ advanced techniques and tools, including AI, to circumvent security controls, evade detection and remove forensic evidence. Consequently, we may face challenges in detecting, investigating, remediating or recovering from future attacks or incidents, which could lead to a material adverse impact on our IT Systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor.

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

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. Our ability, and that of our third-party service providers and brand partners, to protect our IT Systems and Confidential Information against damage, loss or performance degradation from power loss, network failure, cyber-attacks, including ransomware or denial of service attacks, social engineering/phishing, use of AI technologies by bad actors, deepfakes, insider threats, state-sponsored threats, hardware and software defects or malfunctions, human error, computer viruses or other malware, misconfigurations, bugs or other vulnerabilities, malicious code embedded in open-source software, disruptions in telecommunications services, fraud, fires and other disasters and other events, is critical. Because the tactics, techniques and procedures used to obtain unauthorized access, or to disable or degrade systems, change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. For example, cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology such as GenAI are being used by threat actors to create sophisticated attacks that are increasingly automated, targeted and more difficult to defend against.

To provide many of our services, we must be able to store, retrieve, process and manage large amounts of data, as well as periodically expand and upgrade our IT Systems. Any damage to our IT Systems, including those of our third-party service providers or brand partners, any failure of our network links that interrupts our operations or any impairment of our ability to use our software or the proprietary software of third-party vendors, including impairments due to cyber-attacks, or our inability to execute effective disaster recovery plans could adversely affect our ability to meet our partners’ and customers’ needs and their confidence in utilizing us for future services, as well as other adverse impacts to our business, results of operations, and financial condition. Moreover, due to the interconnectivity and complexity of information systems and their reliance on common systems, software and vendors, disruptions or degradations have had, and will likely continue to have, wide-reaching consequences, including the potential to disrupt the overall financial system and other key systems in the global economy.

If we are not able to invest successfully in, and compete at the leading edge of, technological developments in our industry, our revenue and profitability could be materially adversely affected. Moreover, technology transformation projects are complex undertakings, which may result in unanticipated consequences that may adversely impact our business, results of operations, reputation and brand.

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

Moreover, technology transformation projects are complex undertakings that may result in unanticipated and adverse impacts. For example, as previously reported, in 2022 we completed the transition of our credit card processing services to strategic outsourcing partners. In connection with the transition, we experienced unanticipated issues with platform stability, which resulted in outages and interruptions in our call center operations and online customer service platforms. These outages and interruptions resulted in a number of adverse impacts, including the issuance of a consent order by the FDIC to one of our subsidiaries and the requirement that each of our Banks pay civil money penalties of $1 million to the FDIC. More generally, technology transformation projects may present significant risks and unanticipated impacts, including, but not limited to, operational execution errors, platform stability issues, security vulnerabilities, potential losses or corruption of data, changes in security processes, implementation delays and cost overruns, resistance from current partners and account holders, disruption to operations and loss of customization or functionality. These and other potential challenges may adversely impact our business, results of operations, financial condition, and result in regulatory actions and damage to our reputation and our brand.

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

We or our third-party vendors, clients or counterparties have developed or incorporated, or may in the future develop or incorporate, AI technology in certain business processes, services or products. For example, we have developed an AI powered knowledge management solution for our customer care associates designed to achieve the highest possible customer service standards and customer experience. The development and use of AI, however, presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the United States and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer and data protection, employment and other laws applicable to the use of AI. Several states have already adopted AI-specific frameworks or are considering applying existing consumer and data protection laws to regulate AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take actions that are incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others or that are otherwise harmful. In addition, certain uses of AI technology may be subject to regulation, such as requirements to explain how the AI model works and why it generates a particular output, eliminate biases built into the AI model, reduce erroneous outputs, and comply with regulations requiring watermarking AI-generated content and disclosures when consumers are interacting with AI or when decisions are made by AI, as well as requiring documentation or explanation of the basis on which decisions are made. These additional requirements may impose increased costs on our technology and compliance functions, which could put us at a competitive disadvantage and have an adverse effect on our results of operations and financial condition. Further, we may rely on AI models developed by third parties, and would be dependent in part on the manner in which those third parties develop, train and deploy their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models and other matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures. Further, if we increase our reliance on AI, our relationships with our associates or their retention may be adversely impacted.

In addition, the adoption of agentic commerce, in which autonomous AI agents initiate and execute transactions on behalf of users, presents novel and complex regulatory, privacy and cybersecurity risks, as well as risks relating to potential integrations with other agentic commerce applications. Legal frameworks governing such autonomous agents remain nascent, with limited direct guidance specific to payments. The interplay between payments regulations, data privacy laws and evolving AI regulations may create uncertainty around compliance and disclosure obligations and potential liability exposure as more participants (including retailers, fintechs and AI developers) enter the agentic commerce ecosystem. The market is still assessing how regulators may apply existing consumer protection and other laws in the context of AI. As agentic commerce solutions scale, we may also see increased instances of erroneous or disputed payments and other adverse impacts.

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

In November 2021, we completed the spinoff of our former LoyaltyOne segment, consisting of the Canadian AIR MILES® Reward Program and the Netherlands-based BrandLoyalty businesses, into an independent, publicly traded company, LVI. As part of the spinoff, we retained 19% of the outstanding shares of common stock of LVI. On March 10, 2023, LVI and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and in Canada under the Companies’ Creditors Arrangement Act (collectively, the LVI Bankruptcy Proceedings). Pursuant to LVI’s Chapter 11 Plan, LVI and a liquidating trustee also established a liquidating trust to pursue claims, including against us and individuals and entities affiliated with us, in respect of the spinoff transaction. Similarly, in the Canadian LVI Bankruptcy Proceeding, the Canadian subsidiary and/or the Court-appointed monitor have the authority to pursue claims against us and our affiliates.

Though we believe that our process and decision-making with respect to the spinoff transaction were entirely appropriate, we and certain members of our Board of Directors and executive management team have been named as defendants in various litigation matters relating to the spinoff, as follows. In Canada, LoyaltyOne, Co. (the LVI subsidiary that operated its Canadian AIR MILES business) filed suit against us and our general counsel in the Ontario Superior Court of Justice in Canada in October 2023. The lawsuit asserts that our general counsel, in his capacity as a pre-spinoff director of LoyaltyOne, Co., breached various fiduciary duties owed to LoyaltyOne, Co. in connection with the LVI spinoff and certain other transactions, and that Bread Financial assisted in and benefited from those breaches. The lawsuit seeks damages in the amount of $775 million. In the U.S., the liquidating trustee commenced certain actions against us in February 2024. Specifically: (i) in LVI’s U.S. Chapter 11 case in the Bankruptcy Court for the Southern District of Texas, the liquidating trustee filed an adversary proceeding against us and our general counsel alleging actual and constructive fraudulent transfers, among other claims, in connection with the spinoff; and (ii) in Delaware Chancery Court, the liquidating trustee filed an action against us, each of the members of our Board of Directors at the time of the spinoff, and certain members of our executive management team alleging breaches of fiduciary duties (and aiding and abetting breaches of fiduciary duties) in connection with the spinoff. Among other things, in each of these actions the liquidating trustee seeks damages in the amount of approximately $750 million plus interest, fees and expenses. In the Texas action, certain of the claims proceeded past a motion to dismiss, and in January 2026 our motion for partial summary judgment was denied. In connection with the spinoff, we entered into a tax matters agreement, and LoyaltyOne, Co. is contesting our entitlement to certain potential tax refunds under the tax matters agreement, and we may also become involved in other disputes with respect to the spinoff agreements with LVI or incur other liabilities or obligations under contractual arrangements with LVI. Finally, a putative federal securities class action complaint was filed in April 2023 against us and current and former members of our management team concerning disclosures made about LVI’s business; although, this lawsuit has been dismissed, and the United States Court of Appeals for the Sixth Circuit affirmed the dismissal in January 2026. For additional detail regarding these pending litigation matters, see Note 20 “Commitments and Contingencies” to our audited Consolidated Financial Statements.

While we believe that each of these suits and any other claims in connection with the spinoff are without merit and we will defend ourselves vigorously, the damages being sought are significant, and litigation is complex with inherently uncertain outcomes. In the event we are found liable or reach a settlement in one or more of these actions, we may be required to pay significant awards or judgments, settlements, costs or fines, and/or we may lose entitlement to certain tax refunds that are currently recorded as other assets on our audited Consolidated Balance Sheets. Moreover, any litigation or dispute arising out of or relating to the spinoff could distract management, result in significant legal and other costs, result in downgrades to our credit ratings and otherwise adversely impact our liquidity, capital resources, access to financing, results of operations and financial condition. We cannot provide any assurance that the insurance coverage that we maintain would be adequate to cover any settlements or liabilities actually incurred in these matters or that our insurers would not seek to deny coverage as to any or all of any such amounts.

RISK MANAGEMENT

Our Enterprise Risk Management (ERM) program is designed to ensure that all significant risks are identified, measured, monitored and addressed. Beginning in 2024, we expanded our ERM Framework to implement BHC-equivalent practices for the Company to supplement the risk management framework that was already in place at our Banks. Our ERM program reflects our risk appetite, governance, culture and reporting. We manage enterprise risk using our Board-approved Risk Appetite Statements and ERM Framework, which includes Board-level oversight, risk management committees, and a dedicated risk management team led by our Chief Risk Officer (CRO). Our Board and executive management determine the level of risk we are willing to accept in pursuit of our objectives, through the ERM program and the well-defined risk appetite statements developed thereunder. We utilize the “three lines of defense” risk management model to assign roles, responsibilities and accountabilities for taking and managing risk.

Governance and Accountability

Board and Board Committees

Our Board of Directors, as a whole and through its committees, maintains responsibilities for the oversight of risk management, including monitoring the “tone at the top” and our risk culture, and overseeing emerging and strategic risks. While our Board’s Risk & Technology Committee has primary responsibility for ERM oversight, the Audit, Compensation & Human Capital and Nominating & Corporate Governance Committees also oversee risks within their respective areas of responsibilities. Each of these Board Committees consists entirely of independent directors and provides regular reports to the full Board regarding matters reviewed at their Committee meetings. Each of our Banks also has a comprehensive ERM Framework, approved by the board of directors of each Bank, which includes governance, compliance, reporting and other requirements.

Risk Management Roles and Responsibilities

In addition to our Board and Board Committees, responsibility for risk management also rests with other individuals and committees throughout the Company, including, the Board of Directors of each of our Banks and committees thereof, various management committees and executive management. Our “three lines of defense” risk management model is defined within our ERM Framework and includes the following:
•The “first line of defense” is comprised of the business areas that engage in activities that generate revenue or provide operational support or services that introduce risk to the Company. As the business owner, the first line of defense is responsible for, among other things, identifying, owning, managing and controlling key risks associated with their activities, timely addressing issues and remediation, and implementing processes and procedures to strengthen the risk and control environment. The first line of defense identifies and manages key risk indicators, and risks and controls consistent with our risk appetite. The executive officers who serve as leaders in the “first line of defense,” are responsible for ensuring that their respective functions operate within established risk limits, in accordance with our risk appetite. These leaders are also responsible for identifying risks, considering risk when developing strategic plans, budgets and new products, and implementing appropriate risk controls when pursuing business strategies and objectives. In addition, these leaders are responsible for deploying sufficient financial resources and qualified personnel to manage the risks inherent in our business activities.

•The “second line of defense” consists of an independent ERM team charged with oversight and monitoring of risk within the business. The second line of defense is responsible for, among other things, formulating and overseeing our ERM Framework and related policies and procedures, effectively challenging the first line of defense and identifying, monitoring and reporting on aggregate risks of the business and support functions.
Our risk management team, which is led by our CRO and includes compliance, provides oversight of our risk profile and is responsible for maintaining a compliance program that includes compliance risk assessment, policy development, testing and reporting activities.
The CRO manages our risk management team and is responsible for establishing and implementing standards for the identification, management, measurement, monitoring and reporting of risk on an Enterprise-wide basis. In collaboration with the first line of defense, the CRO is responsible for developing an appropriate risk appetite with corresponding limits that aligns with supervisory expectations, along with proposing our risk appetite to the Board of Directors. The CRO regularly reports to the Risk & Technology Committee on risk management matters.

•The “third line of defense” is comprised of our Global Audit organization. The third line of defense provides an independent review and objective assessment of the design and operating effectiveness of the first and second lines of defense, governance, policies, procedures, processes and internal controls, and reports its findings to executive management and the Board, through the Audit Committee. Global Audit is responsible for performing periodic, independent reviews and testing compliance with our risk management policies and standards, as well as with regulatory guidance and industry best practices. Global Audit also assesses the design of our policies and standards and validates the effectiveness of risk management controls, reporting the results of such reviews to the Audit Committee.

Management Committees

We operate several internal management committees to oversee risk governance and management across the enterprise. The Enterprise Risk Management Committee (ERMC), established in 2025 as part of our initiatives to enhance our enterprise-level risk oversight, is the highest-level risk management committee at the enterprise level. The ERMC is chaired by our CRO and is responsible for overseeing the design and implementation of the ERM Framework, as well as reviewing and monitoring our enterprise risk profile against the defined risk appetite, including making recommendations on such risk appetite and reviewing or escalating matters from, or referred to by, other management-level risk committees. At each of our Banks, we also operate an equivalent risk management committee, along with other management committees for oversight of specific risk categories.

At the enterprise level, we also maintain an Operating Committee (OC), Asset & Liability Management Committee (ALCO) and Capital Management Committee (CMC).

The OC is a management committee composed of senior officers and is chaired by the Senior Vice President of Business Strategy. The OC is responsible for assisting our executive leadership team in overseeing the strategic direction, operational performance and risk management of the Company. With respect to risk management, the OC’s responsibilities include monitoring and evaluating the Company’s operational performance, key financial metrics and risk profile, setting an appropriate risk culture, seeking to resolve risks impacting the achievement of organizational goals and improving risk management discipline.

The ALCO is a management committee comprised of senior officers and is chaired by the Treasurer. The ALCO is responsible for assisting our Board of Directors and our executive leadership team in overseeing, reviewing and monitoring consolidated funding and liquidity, capital, market and investment risks. The ALCO’s responsibilities also include assisting our executive leadership team in its management of our capital, funding and liquidity resources, interest rate sensitivity and our balance sheet more broadly.

The CMC is a management committee comprised of senior officers and is chaired by the Head of Corporate & Capital Planning. The CMC is responsible for assisting our Board of Directors and our executive leadership team with capital planning and oversight by monitoring our capital and providing guidance and recommendations on the use and distribution of capital. The CMC’s responsibilities also include review of the capital plan, annual budget and long-range plan, stress testing and making recommendations for capital thresholds and tolerances, capital buffers, capital targets and significant capital decisions.

Risk Categories

During 2025 we made various enhancements to our risk management practices, completing the establishment of eight enterprise-level risk pillars equivalent to the risk pillars that historically have already been in place at our Banks. Each risk pillar includes Board of Directors approved risk appetites, regular management monitoring and oversight, and at a minimum quarterly, and more frequently as appropriate, reporting to the Risk & Technology Committee.

We evaluate the potential impact of a risk event on the Company by assessing the customer, partner, financial, reputational and legal and regulatory impacts, and have divided risk into the following eight pillars: Credit Risk, Market Risk, Capital Risk, Liquidity Risk, Operational Risk, Compliance Risk, Strategic Risk, and Reputational Risk.

Credit Risk

Credit risk is the risk arising from an obligor’s failure to meet the terms of any contract or otherwise perform as agreed. Credit risk is found in all activities in which settlement or repayment depends on counterparty, issuer or borrower performance.

We are exposed to credit risk primarily relating to the credit card and other loans we make to our customers. Our credit risk relates to the risk that consumers who use the co-brand, private label, DTC credit cards, or other loan products that we issue will not repay their loan balances. As part of our efforts to minimize our risk of credit card or other loan charge-offs, we have developed automated proprietary scoring technology and verification procedures to make risk-based underwriting decisions when approving new account holders, establishing or adjusting account holder credit limits and applying our risk-based pricing. The credit risk on our Credit card and other loans balances is quantified through our Allowance for credit losses which is recorded net with Credit card and other loans on our Consolidated Balance Sheets.

Market Risk

Market risk is the risk to current or anticipated earnings, capital or economic value arising from changes in the market value of portfolios, securities or other financial instruments. Market risk includes interest rate risk, which is the risk arising from movements in interest rates. Interest rate risk results from:

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

Beginning in 2024, as part of the ongoing enhancement of our interest rate risk mitigation tools, we established interest rate risk hedging capabilities, employing interest rate swaps on our credit card loans portfolio to reduce interest rate risk sensitivity. We also use various industry standard market risk measurement techniques and sensitivity analyses to estimate, assess and manage the impact of increases or decreases in interest rates on our Net interest income and economic value of equity under various interest rate scenarios. We believe these approaches provide useful insights into the interest rate risk inherent in our business, and how to effectively manage such risk. As of December 31, 2025, based on the composition of our fixed rate and floating rate assets and liabilities on our Consolidated Balance Sheets, our Net interest income and economic value of equity are expected to increase in higher rate scenarios and decrease in lower rate scenarios.

One standard sensitivity measure we use calculates the impact on Net interest income from a hypothetical instantaneous and sustained 100 basis point increase or decrease in interest rates. Due to the mix of fixed and floating rate assets and liabilities on our Consolidated Balance Sheet as of December 31, 2025, this hypothetical instantaneous 100 basis point increase or decrease in interest rates would have an insignificant impact on our annual Net interest income. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in interest rates. In addition to this industry standard measure, we also consider the potential impact of alternative interest rate scenarios in our internal interest rate risk management decisions, such as larger rate shocks (higher than plus-or-minus 100 basis points), or steepening and flattening yield curve scenarios. We also regularly review the sensitivity of our interest rate risk metrics to changes in our key modeling assumptions.

In recent years, we have implemented a new and improved asset liability management model that is capable of assessing a broader array of interest rate risk scenarios, including a wider range of interest rate and balance sheet assumptions. The interest rate risk model that we use in deriving these measures incorporates contractual information, behavioral assumptions and modeling methodologies, which project borrower and deposit behavior patterns. Other market inputs, such as interest rates, market prices and interest rate volatility, are also critical components of our interest rate risk measures. We regularly update and enhance these assumptions, scenarios and model as we believe appropriate to reflect our best assessment of the market environment and the expected behavior patterns of our existing assets and liabilities. There are inherent limitations, however, in any methodology used to estimate the exposure to changes in market interest rates. For example, this sensitivity analysis contemplates only certain movements in interest rates and is performed at a particular point in time based on our existing Consolidated Balance Sheet. Accordingly, changes in customer behavior and strategic actions that management may take in the future may cause the composition of our assets and liabilities to change from the assumptions and projections previously used in scenarios considered, and could cause our actual Net interest income and economic value of equity to differ from previous sensitivity analysis outcomes.

Capital Risk

Capital risk refers to the potential threat to an institution’s financial stability or safety and soundness due to inadequate capital resources to support business operations and safeguard against unexpected losses. These risks can arise from various stressed operating conditions, including macroeconomic, credit, liquidity, market, and regulatory factors.

We manage capital in alignment with the risk characteristics of our business, the economic environment, and the expectations of regulators and stockholders. This includes considering the impact of capital stress testing in our assessment of capital adequacy. Capital risk is managed by balancing stakeholder interests, such as safety and soundness, profit, growth, value, and operational and non-financial factors, while reasonably considering both near-term and long-term impacts. Our policies, risk appetite limits, and capital ratio operating targets ensure that we and the Banks maintain sufficient capital to withstand capital stress events over a specified period. The CPC and ALCO assist the Board of Directors and management in overseeing, reviewing, and monitoring capital risk.

Liquidity Risk

Liquidity risk is the risk arising from an inability to meet obligations when they come due. Liquidity risk includes the inability to access funding sources or manage fluctuations in funding levels. Liquidity risk also results from an organization’s failure to recognize or address changes in market conditions, or failure to prepare for anticipated growth with appropriate levels of liquidity.

Our primary liquidity objective is to maintain a liquidity profile that will enable us, even in times of stress or market disruption, to fund our existing assets and pay liabilities when due at an acceptable cost. Policy and risk appetite limits require us and the Banks to ensure that sufficient liquid assets are available to survive liquidity stresses over a specified time period. In accordance with our contingency funding plan, we also maintain access to funding markets to provide liquidity to satisfy additional contingency needs. The ALCO assists the Board of Directors and management in overseeing, reviewing, and monitoring liquidity risk.

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

Operational risk is inherent in all business activities and can impact us through direct or indirect financial loss, damage to our brand, customer dissatisfaction and legal and regulatory penalties. We have implemented an operational risk framework that is defined in our Operational Risk Management Policy.

As part of our Operational Risk Program, we maintain an information and cybersecurity risk management program, which is led by our Chief Information Security Officer (CISO) and is designed to protect the confidentiality, integrity, and availability of critical information and information systems from unauthorized access, use, disclosure, disruption, modification, or destruction. The Program leverages security technology, a team of internal and external experts, and operations based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) 2.0 consisting of controls designed to govern, protect, detect, identify, respond and recover from cybersecurity incidents. We continue to invest in enhancements to cybersecurity capabilities and engage in industry and government forums to promote advancements to the broader financial services cybersecurity ecosystem. For further discussion of our cybersecurity risk management program, see “Item IC.—Cybersecurity.”

Compliance Risk

Compliance risk is the risk arising from violations of laws or regulations, or from nonconformance with prescribed practices, internal policies and procedures, or ethical standards. This risk exposes an organization to a variety of adverse impacts, including enforcement or other supervisory actions, fines, penalties, payment of damages, restrictions on business activities and the voiding of contracts.

Our Compliance organization is responsible for establishing and maintaining our Compliance Risk Management Program, pursuant to which we seek to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the legal and regulatory risks to which we are exposed.

Strategic Risk

Strategic risk is the risk arising from adverse business decisions, poor implementation of business decisions or lack of responsiveness to changes in the industry and operating environment. This risk is a function of an organization’s strategic goals, business strategies, resources and quality of implementation.

We seek to manage strategic and business risks through risk controls embedded in these processes, as well as risk management oversight over business goals. Existing product performance is reviewed periodically by various of our Committees and executive management.

Reputational Risk

Reputational risk is the risk arising from negative public opinion. This risk may impair competitiveness by affecting the ability to establish new relationships or services, or continue servicing existing relationships.

Reputational risk is inherent in all activities and requires us to exercise caution in dealing with stakeholders, such as customers, brand partners, other contractual counterparties, investors, regulators, employees and the community. Executive management is responsible for considering the reputational risk implications of business activities and strategies and ensuring the relevant subject matter experts are engaged.

Model Risk

Beginning in 2025 we removed model risk as a unique, stand-alone risk pillar and have instead allocated model risk across the eight other risk pillars. Model Risk is the risk arising from decisions based on incorrect or misused model outputs and reports. Model risk occurs primarily for three reasons:

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

We manage model risk through a comprehensive model governance framework, including policies and procedures for model development, maintenance and performance monitoring activities, independent model testing and validation, and change management capabilities. We assess model performance on an ongoing basis and model risk is assessed across business processes, weighted by risk pillars and managed through our Model Lifecycle Management Process.
Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Cybersecurity Risk Management and Strategy

As noted above under “Risk Management,” we maintain an information and cybersecurity risk management program, which is led by our CISO and is designed to protect the confidentiality, integrity and availability of critical information and information systems. The program is designed based on the NIST CSF 2.0; provided that this does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF 2.0 as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. We face certain ongoing risks from cybersecurity threats such as loss or theft of data, ransomware or other disruptive attacks from financially motivated bad actors, and third-party supply chain issues that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, and financial condition. For further discussion, see “Item 1A. Risk Factors – Risk Management” and “Item 1A. Risk Factors – Cybersecurity, Technology and Vendor Risks.”

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

Item 2.    Properties.

As of December 31, 2025, we leased 12 general office properties, comprised of approximately 1.1 million square feet, of which approximately 0.4 million square feet are subleased or on the sublease market. Our principal facilities used to carry out our operational, sales and administrative functions are as follows (in alphabetical order, by city):

Location	Approximate Square Footage		Lease Expiration Date
Bangalore, Karnataka, India	87,400		January 31, 2029
Chadds Ford, Pennsylvania	9,900		April 30, 2027
Coeur D’Alene, Idaho	23,500	(1)	July 31, 2038
Columbus, Ohio	326,400	(1)	September 12, 2032
Draper, Utah	22,900	(1)	August 31, 2031
New York, New York	18,500		February 29, 2028
Plano, Texas	28,000	(1)	June 30, 2026
Wilmington, Delaware	5,200		July 31, 2027
______________________________
(1)Excludes square footage of subleased portion.

We believe our current facilities are suitable to our businesses and that we will be able to lease, purchase or newly construct additional facilities as needed.

Item 3.    Legal Proceedings.

Refer to Part I, Item 1A, “Risk Factors—Legal, Regulatory and Compliance Risks,” “Risk Factors—Risks Related to the LoyaltyOne Spinoff” and Note 20, “Commitments and Contingencies” to our audited Consolidated Financial Statements, which are incorporated herein by reference.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE and trades under the symbol “BFH.”

Holders

As of February 6, 2026, the closing price of our common stock was $79.53 per share, there were 43,115,116 shares of our common stock outstanding, and there were 86 holders of record of our common stock.

Dividends

Payment of future dividends is subject to declaration by our Board of Directors. Factors considered in determining dividends include, but are not limited to, our profitability, expected capital needs and legal, regulatory and contractual restrictions. Under the terms of the Series A Preferred Stock, our ability to declare, pay or set aside any payment for dividend or distribution on our common stock, or repurchase, redeem or otherwise acquire for consideration, directly or indirectly, any shares of our common stock, is subject to restrictions in the event that we do not declare and either pay or set aside a sum sufficient for payment of dividends on the Series A Preferred Stock for the immediately preceding dividend period. See also “Risk Factors—There is no guarantee that we will pay future dividends or repurchase shares of our stock at a level anticipated by stockholders, which could reduce returns to our stockholders.” Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.

On January 29, 2026, our Board of Directors declared a quarterly cash dividend of $0.23 per share on our common stock, payable on March 16, 2026, to stockholders of record at the close of business on February 27, 2026.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				( Millions)
October 1-31	566,245	$58.77	564,889	$327
November 1-30	1,375,040	63.23	1,372,651	240
December 1-31	1,482	72.51	—	$240
Total	1,942,767	$61.94	1,937,540
______________________________
(1)During the periods presented, (i) 5,227 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the Plan and (ii) 1,937,540 shares of our common stock were repurchased by the Company, pursuant to a Rule 10b5-1 trading plan previously adopted by the Company, during an open trading window.

Stock Performance Graph

The following Stock Performance Graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (S&P 500 Index), and a published industry index, the S&P Financial Composite Index (S&P Financials Index), over the five-year period commencing December 31, 2020 and ended December 31, 2025.

The Stock Performance Graph assumes that $100 was invested in our common stock and each index, and that all dividends were reinvested. For the purpose of this Stock Performance Graph, historical stock prices have been adjusted to reflect the impact of the spinoff of LVI on November 5, 2021. The stock price performance on the graph below is not necessarily indicative of future performance.

## COMPARISON OF CUMULATIVE TOTAL RETURN* AMONG BREAD FINANCIAL HOLDINGS, INC., S&P 500 INDEX AND THE S&P FINANCIALS INDEX

DOLLARS
300
250
200
150
100
50
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Bread Financial Holdings, Inc.
S&P 500 Index
S&P Financials Index

*$100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.
Fiscal year end December 31.
Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

	Bread Financial Holdings, Inc.	S&P 500 Index	S&P Financials Index
December 31, 2020	$100.00	$100.00	$100.00
December 31, 2021	113.87	128.71	135.04
December 31, 2022	65.53	105.40	120.81
December 31, 2023	58.82	133.10	135.49
December 31, 2024	111.09	166.40	176.89
December 31, 2025	136.69	196.16	203.47

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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Unless otherwise specified, references to Notes to our audited Consolidated Financial Statements are to the Notes to our audited Consolidated Financial Statements as of December 31, 2025 and 2024 and for years ended December 31, 2025, 2024 and 2023.

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

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, Hard Rock International, the NFL, Raymour & Flanigan, Saks Fifth Avenue, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries and retail verticals, including travel and entertainment, specialty apparel, health and beauty, jewelry, sporting goods, technology and electronics, as well as home and furniture. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, offers us a significant competitive advantage with products relevant across all customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings, coupled with our customer-centric approach, have enabled us to establish and maintain long-standing partner relationships. We operate our business through a single reportable segment, with our primary source of revenue being from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

Throughout this report, unless stated or the context implies otherwise, the terms “Bread Financial,” “BFH,” the “Company,” “we,” “our” or “us” refer to Bread Financial Holdings, Inc. and its subsidiaries on a consolidated basis. References to “Parent Company” refer to Bread Financial Holdings, Inc. on a parent-only standalone basis. In addition, in this report we may refer to the retailers and other companies with whom we do business as our “partners,” “brand partners,” or “clients,” provided that the use of the term “partner,” “partnering” or any similar term does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Bread Financial’s relationship with any third parties. We offer our credit products through our insured depository institution subsidiaries, Comenity Bank and Comenity Capital Bank, which together are referred to herein as the “Banks.”

NON-GAAP FINANCIAL MEASURES

We prepare our audited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included herein constitutes Non-GAAP Financial Measures. Our calculations of Non-GAAP Financial Measures may differ from the calculations of similarly titled measures by other companies. In particular:

•We have previously repurchased and may, from time to time, in the future continue to repurchase debt, including any outstanding senior unsecured notes, subordinated notes or convertible notes. In such transactions, we may pay a premium to induce these repurchases, or in certain cases repurchase at a discount, which, from a GAAP perspective, would result in an impact to Total non-interest expenses, with a corresponding impact also reflected in Net income and consequently our Earnings per diluted share. For our prior debt repurchases, we show adjustments to these three financial statement line items, for total Company as well as for continuing operations, to exclude the impacts from our debt repurchases. We use Adjusted total non-interest expenses, Adjusted net income, and Adjusted earnings per diluted share to evaluate the ongoing operations of the Company excluding the volatility that can occur from the impacts of our debt repurchases.
•Pretax pre-provision earnings (PPNR) represents Income from continuing operations before income taxes and the Provision for credit losses. PPNR excluding any gain on portfolio sale and impacts from debt repurchases then excludes from PPNR the gain on any portfolio sale in the period, as well as the loss or gain on any debt repurchases in the period. We use PPNR and PPNR excluding any gain on portfolio sale and impacts from debt repurchases as metrics to evaluate our results of operations before income taxes, excluding the movements that can occur within Provision for credit losses and the one-time nature of a gain on the sale of a portfolio and/or the impacts from debt repurchases.
•Return on average tangible common equity (ROTCE) represents annualized Income from continuing operations less Dividends to preferred stockholders, divided by average Tangible common equity. Tangible common equity (TCE) represents Total stockholders’ equity reduced by Preferred stock and Goodwill and intangible assets, net. We use ROTCE as a metric to evaluate the Company’s performance.
•Tangible book value per common share represents TCE divided by common shares outstanding. We use Tangible book value per common share, a metric used across the industry, to assess capital and performance, in conjunction with ROTCE.

We believe the use of these Non-GAAP financial measures provide additional clarity in understanding our results of operations and trends. For a reconciliation of these Non-GAAP financial measures to the most directly comparable GAAP measures, please see Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures that follows.

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the year ended December 31, 2025, as well as our related outlook for 2026 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information appearing in this Annual Report on Form 10-K, including “Consolidated Results of Operations,” “Risk Factors,” and “Cautionary Note Regarding Forward-Looking Statements,” which provide further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook.

Credit sales of $27.8 billion were up 3% when compared with 2024, reflecting new partner growth and higher general purpose cardholder spending. Average credit card and other loans of $17.9 billion decreased 1% while End-of-period credit card and other loans of $18.8 billion were flat; both being affected by an increasing payment rate and our disciplined credit management. Total interest income decreased 2% primarily as a result of lower billed late fees and a lower Average credit card and other loans balance, partially offset by lower reversals of finance charges and late fees, resulting from lower gross credit losses, and the ongoing implementation of pricing actions. Our lower delinquency volumes and the gradual shift in product mix to a lower proportion of private label accounts, which tend to have higher billed late fees, have resulted in lower overall billed late fees. Net interest margin was 18.4% in 2025 compared with 18.3% in 2024, primarily due to decreased funding costs which is reflective of our opportunistic debt actions and growth in our DTC deposits. Our net interest margin continues to be negatively impacted by lower billed late fees from lower delinquencies, as well as an elevated cash position and our gradual shift in product mix toward co-brand cards, offset by lower funding costs and the ongoing implementation of pricing actions. Non-interest income increased $13 million, due to the implementation of pricing actions, primarily paper statement fees, partially offset by an increase in costs associated with brand partner retailer share arrangements, along with a decrease in merchant discount fees from lower “big ticket” credit sales. Overall, Total net interest and non-interest income of $3.8 billion was flat versus 2024.

Provision for credit losses decreased relative to 2024 driven by a $135 million reserve release and net principal losses of $1.4 billion, compared with a $92 million reserve release and net principal losses of $1.5 billion in the prior year.

Our Allowance for credit losses decreased as of December 31, 2025 relative to December 31, 2024, due primarily to lower Credit card and other loans, as well as a decrease in the reserve rate over the period. Our reserve rate was 11.2% as of December 31, 2025 compared with 11.9% as of December 31, 2024, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes, including ongoing uncertainty around inflation and unemployment. From an overall credit quality perspective, our percentage of cardholders with Vantage scores greater than 660 remains above pre-pandemic levels due to prudent credit management and a more diversified product mix, with co-brand and proprietary cards representing a larger proportion of our portfolio.

Total non-interest expenses decreased 3% when compared with 2024, primarily as a result of the impacts from our debt repurchases of $74 million and $117 million for the years ended December 31, 2025 and 2024, respectively, as well as a decrease in Employee compensation and benefits due to prior year strategic adjustments in customer care staffing, partially offset by higher incentive compensation costs in the current year, along with a decrease in depreciation and amortization related to lower amortization from both capitalized software and premiums on historical credit card loan portfolios.

The efforts to strengthen and optimize our balance sheet continued in 2025. Throughout 2025 we engaged in a number of financing-related transactions, including the issuances of senior and subordinated notes, the completion of tender offers to repurchase certain outstanding senior and subordinated notes, the redemption of certain senior notes and the completion of the repurchases of 100% of our outstanding convertible senior notes. During the year we announced a total of $550 million in board-authorized common stock repurchase programs, repurchasing 5.7 million shares of common stock for a total of $310 million, and we issued 75,000 shares of preferred stock for gross proceeds of $75 million. Our Common equity tier 1 capital ratio (CET1) increased to 13.0%, from 12.4% as of December 31, 2024, driven by net earnings throughout the year, partially offset by the effects from both our repurchased shares and debt securities. Additionally, DTC deposits increased to $8.5 billion as of December 31, 2025, with average DTC deposits now representing 48% of our total funding sources, which is comprised of retail and wholesale deposits, and secured and unsecured borrowings, up from 43% a year ago.

Our 2026 financial outlook is based on continued consumer resilience, inflation remaining above the FRB’s target rate of 2%, and a generally stable labor market. Our outlook also anticipates interest rate decreases by the FRB, which we would expect to result in slight Net interest margin compression.

Based on our current economic outlook and visibility into our new business pipeline and partner growth, as well as both expected continued improvement in our Net principal loss rate and our ongoing expectations for strong cardholder payment rates, we expect growth in 2026 Average credit card and other loans to be up low-single digits on a percentage point basis from full year 2025. Growth in Total net interest and non-interest income is also anticipated to be up in the low-single digits on a percentage point basis from 2025, in line with growth in Average credit card and other loans. Our outlook for full year Net interest margin has a wide range of potential outcomes given it is impacted by many variables; however, our baseline expectation is that it will be flat to modestly higher than 2025 as a result of continued benefits from implemented pricing actions and an improving cost of funds, partially offset by interest rate decreases by the FRB, lower billed late fees from improving delinquency trends and continued shifts in risk and product mix.

We manage expense growth based on revenue generation and investment opportunities, and expect to deliver positive operating leverage in 2026, excluding the pretax impacts from our debt repurchases, a Non-GAAP financial measure. We continue to invest in AI capabilities, technology modernization, marketing, and product innovation to drive growth and efficiencies. However, the degree of positive operating leverage will be dependent upon macroeconomic factors, and related to improvement in the credit environment, growth in Average credit card and other loans, and the pace and timing of further interest rate decreases by the FRB.

Our 2026 financial outlook also assumes a Net principal loss rate ranging from 7.2% to 7.4% given a resilient consumer, our disciplined credit management, and continued shifts in risk and product mix.

In our 2026 financial outlook we also expect our full year normalized effective tax rate to be in the range of 25% to 27%, with quarter-over-quarter variability due to the timing of certain discrete items.

Our 2025 results reflect our prudent capital allocation, a disciplined credit management framework, and our focus on responsible growth. Supported by strong capital levels and cash flow generation, we are well positioned to execute on our capital and growth priorities while delivering sustainable, long-term value for our stockholders.

Note: We are unable to provide a quantitative reconciliation of the forward-looking 2026 financial outlook for the Non-GAAP financial measure above, to its most directly comparable forward-looking GAAP measure, as we cannot reliably predict all of the necessary components of such a forward-looking GAAP measure without unreasonable effort.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the year ended December 31, 2025, compared with the year ended December 31, 2024, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment,” above. For a discussion of the financial condition and results of operations for 2024 compared with 2023, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025, which discussion is incorporated herein by reference from such prior report on Form 10-K.

Table 1: Summary of Our Financial Performance

	Years Ended December 31,			$ Change		% Change
	2025	2024	2023	2025 to 2024	2024 to 2023	2025 to 2024	2024 to 2023
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$3,845	$3,838	$4,289	$7	$(451)	—	(11)
Provision for credit losses	1,242	1,397	1,229	(155)	168	(11)	14
Total non-interest expenses	1,988	2,060	2,092	(72)	(32)	(3)	(2)
Income from continuing operations before income taxes	615	381	968	234	(587)	61	(61)
Provision for income taxes	94	102	231	(8)	(129)	(9)	(56)
Income from continuing operations	521	279	737	242	(458)	87	(62)
Loss from discontinued operations, net of income taxes (1)	(3)	(2)	(19)	(1)	17	40	(87)
Net income available to common stockholders	518	277	718	241	(441)	87	(61)
Adjusted net income *(2)	$575	$388	$719	$187	$(331)	48	(46)

Net income per diluted share	$10.89	$5.49	$14.34	$5.40	$(8.85)	98	(62)
Adjusted net income per diluted share *(2)	$12.09	$7.69	$14.36	$4.40	$(6.67)	57	(46)
Income from continuing operations per diluted share	$10.96	$5.54	$14.74	$5.42	$(9.20)	98	(62)
Adjusted income from continuing operations per diluted share *(2)	$12.16	$7.74	$14.76	$4.42	$(7.02)	57	(48)
Net interest margin (3)	18.4%	18.3%	19.5%			0.1	(1.2)
Return on average tangible common equity *(4)	20.4%	11.4%	38.0%			9.0	(26.6)
Effective income tax rate — continuing operations	15.2%	26.7%	23.8%			(11.5)	2.9
______________________________
*Represents a Non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information refer to Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” to the audited Consolidated Financial Statements.
(2)Adjusts Net income, Net income per diluted share, and Income from continuing operations per diluted share for the impacts from our debt repurchases.
(3)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(4)Return on average tangible common equity (ROTCE) represents annualized Income from continuing operations, less Dividends to preferred stockholders, divided by average Tangible common equity. Tangible common equity (TCE) represents Total stockholders’ equity reduced by Preferred stock and Goodwill and intangible assets, net.

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Years Ended December 31,			$ Change		% Change
	2025	2024	2023	2025 to 2024	2024 to 2023	2025 to 2024	2024 to 2023
(Millions, except percentages)
Interest income
Interest and fees on loans	$4,739	$4,820	$4,961	$(81)	$(141)	(2)	(3)
Interest on cash and investment securities	173	204	184	(31)	20	(16)	11
Total interest income	4,912	5,024	5,145	(112)	(121)	(2)	(2)
Interest expense
Interest on deposits	554	608	541	(54)	67	(9)	12
Interest on borrowings	300	352	338	(52)	14	(15)	4
Total interest expense	854	960	879	(106)	81	(11)	9
Net interest income	4,058	4,064	4,266	(6)	(202)	—	(5)
Non-interest income
Interchange revenue, net of retailer share arrangements	(416)	(381)	(335)	(35)	(46)	9	14
Gain on portfolio sale	3	11	230	(8)	(219)	(71)	(95)
Other	200	144	128	56	16	38	12
Total non-interest income	(213)	(226)	23	13	(249)	(6)	nm
Total net interest and non-interest income	3,845	3,838	4,289	7	(451)	—	(11)
Provision for credit losses	1,242	1,397	1,229	(155)	168	(11)	14
Total net interest and non-interest income, after provision for credit losses	$2,603	$2,441	$3,060	$162	$(619)	7	(20)
______________________________
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income decreased for the year ended December 31, 2025, due to the following:

•Interest and fees on loans decreased due primarily to lower billed late fees and lower Average credit card and other loans balances, partially offset by lower reversals of finance charges and late fees, resulting from lower gross credit losses, and the ongoing implementation of pricing actions; collectively decreasing the yield on finance charges and late fees by approximately 10 basis points. Our lower delinquency volumes and the gradual shift in product mix to a lower proportion of private label accounts, which tend to have higher billed late fees, have resulted in lower overall billed late fees.
•Interest on cash and investment securities decreased due to lower average interest rates which decreased interest income by $37 million, partially offset by higher average balances, which increased interest income by $6 million.

Interest expense: Total interest expense decreased for the year ended December 31, 2025, due to the following:

•Interest on deposits decreased primarily due to lower average interest rates which decreased interest expense by $65 million, partially offset by higher average DTC deposit balances which increased funding costs by $11 million.
•Interest on borrowings decreased due to lower average borrowings which decreased funding costs by $30 million, and lower average interest rates which decreased funding costs by $22 million.

Non-interest income: Total non-interest income increased for the year ended December 31, 2025, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, increased due to an increase in costs associated with brand partner retailer share arrangements, along with a decrease in merchant discount fees from lower “big ticket” credit sales.
•Other increased due to our implemented pricing actions, primarily paper statement fees, which we began assessing in the second quarter of 2024.

Provision for credit losses decreased for the year ended December 31, 2025, driven by a $135 million reserve release and net principal losses of $1.4 billion, compared with a $92 million reserve release and net principal losses of $1.5 billion in the prior year. Our reserve rate was 11.2% as of December 31, 2025, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes, including ongoing uncertainty around inflation and unemployment.

Table 3: Summary of Total Non-interest Expenses

	Years Ended December 31,			$ Change		% Change
	2025	2024	2023	2025 to 2024	2024 to 2023	2025 to 2024	2024 to 2023
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$880	$897	$867	$(17)	$30	(2)	3
Card and processing expenses	322	326	428	(4)	(102)	(1)	(24)
Information processing and communication	308	300	301	8	(1)	3	—
Marketing expenses	150	147	161	3	(14)	2	(9)
Depreciation and amortization	80	90	116	(10)	(26)	(11)	(22)
Other	248	300	219	(52)	81	(17)	36
Total non-interest expenses	$1,988	$2,060	$2,092	$(72)	$(32)	(3)	(2)

Adjusted total non-interest expenses (1)	$1,914	$1,943	$2,091	$(29)	$(148)	(1)	(7)
__________________________________
(1)Adjusts Total non-interest expenses for the impacts from our debt repurchases, representing $74 million and $117 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively, and therefore represent Non-GAAP financial measures. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses decreased for the year ended December 31, 2025. Adjusted total non-interest expenses, which represents a Non-GAAP financial measure and has been adjusted for the impacts from our debt repurchases, also decreased over the periods of comparison.

•Employee compensation and benefits decreased due primarily to strategic adjustments in customer care staffing in the prior year, partially offset by higher incentive compensation in the current year.
•Depreciation and amortization decreased due to lower amortization related to both capitalized software and premiums on historical credit card loan portfolio acquisitions.
•Other decreased due primarily to higher year-over-year net impact from our debt repurchases.

Income Taxes

The Provision for income taxes decreased for the year ended December 31, 2025. The effective tax rate was 15.2% and 26.7% for the years ended December 31, 2025 and 2024, respectively. Both the decreases in the Provision for income taxes and in the effective tax rates over the periods of comparison were primarily driven by a discrete tax benefit in the current year and larger non-deductible items in the prior year, partially offset by a $234 million increase in Income from continuing operations before income taxes in 2025.

On July 4, 2025, President Trump signed into law “The One Big Beautiful Bill Act” (the Bill). The Bill reinstates several provisions of the 2017 Tax Cuts and Jobs Act for businesses. The Bill did not have a significant impact on our financial position, results of operations or cash flows, nor do we expect it to have a significant impact in future periods. We also do not anticipate any significant changes to operational processes, controls or governance as a result of the Bill, either currently or in future periods.

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

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the Years Ended December 31,			% Change
	2025	2024	2023	2025 to 2024	2024 to 2023
(Millions, except per share amounts and percentages)
Credit sales	$27,777	$26,962	$28,900	3	(7)
PPNR *(1)	1,857	1,778	2,197	4	(19)
PPNR excluding gain on portfolio sale and impacts from debt repurchases *(1)	1,928	1,884	1,968	2	(4)
Average credit card and other loans	17,850	18,084	18,216	(1)	(1)
End-of-period credit card and other loans	18,805	18,896	19,333	—	(2)
End-of-period direct-to-consumer (retail) deposits	8,523	7,687	6,454	11	19

Return on average assets (2)	2.4%	1.3%	3.3%	1.1	(2.0)
Return on average equity (3)	15.8%	8.7%	27.1%	7.1	(18.4)
Return on average tangible common equity *(4)	20.4%	11.4%	38.0%	9.0	(26.6)

Net interest margin (5)	18.4%	18.3%	19.5%	0.1	(1.2)
Loan yield (6)	26.6%	26.7%	27.2%	(0.1)	(0.5)

Efficiency ratio (7)	51.7%	53.7%	48.8%	(2.0)	4.9
Adjusted efficiency ratio (7)	49.8%	50.8%	51.5%	(1.0)	(0.7)

Common equity tier 1 capital ratio (8)	13.0%	12.4%	12.2%	0.6	0.2
Tangible book value per common share *(9)	$57.57	$46.97	$43.70	23	7
Cash dividend per common share	$0.86	$0.84	$0.84	2	—

Payment rate (10)	14.9%	14.5%	14.9%	0.4	(0.4)

Delinquency rate (11)	5.8%	5.9%	6.5%	(0.1)	(0.6)
Net principal loss rate (12)	7.7%	8.2%	7.5%	(0.5)	0.7
Reserve rate (13)	11.2%	11.9%	12.0%	(0.7)	(0.1)
______________________________
Note: Beginning in 2024, we revised the calculation of average balances to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, average balances represent the average balance at the beginning and end of each month, averaged over the periods indicated.
*Represents a Non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(1)PPNR represents Income from continuing operations before income taxes and the Provision for credit losses. PPNR excluding gain on portfolio sale and impacts from debt repurchases excludes from PPNR any gain on portfolio sale in the period, as well as the impacts from our debt repurchases in the period.
(2)Return on average assets represents annualized Income from continuing operations divided by average Total assets.

(3)Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.
(4)Return on average tangible common equity (ROTCE) represents annualized Income from continuing operations, less Dividends to preferred stockholders, divided by average Tangible common equity. Tangible common equity (TCE) represents Total stockholders’ equity reduced by Preferred stock and Goodwill and intangible assets, net.
(5)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(6)Loan yield represents annualized Interest and fees on loans divided by Average credit card and other loans.
(7)Efficiency ratio represents Total non-interest expenses divided by Total net interest and non-interest income. Adjusted efficiency ratio excludes any gain on portfolio sale and impacts from debt repurchases.
(8)Common equity tier 1 capital ratio represents tier 1 capital reduced by Preferred stock divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders’ equity has been reduced by Goodwill and intangible assets, net. For additional information, see “Legislative, Regulatory Matters and Capital Adequacy” included elsewhere in this report.
(9)Tangible book value per common share represents TCE divided by common shares outstanding.
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
(12)Net principal loss rate, an annualized rate, represents net principal losses for the period divided by Average credit card and other loans for the same period, using an average daily balance calculation methodology. Net principal loss rate for the year ended December 31, 2023 was impacted by the transition of our credit card processing services in June 2022.
(13)Reserve rate represents the Allowance for credit losses divided by End-of-period credit card and other loans.

Table 5: Net Interest Margin

	Year Ended December 31, 2025
	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,232	$173	4.08%
Credit card and other loans	17,850	4,739	26.55%
Total interest-earning assets	22,082	4,912	22.24%

Direct-to-consumer (retail) deposits	8,087	349	4.31%
Wholesale deposits	5,252	205	3.91%
Interest-bearing deposits	13,339	554	4.15%

Secured borrowings	3,306	192	5.79%
Unsecured borrowings	1,115	108	9.72%
Interest-bearing borrowings	4,421	300	6.78%
Total interest-bearing liabilities	17,760	854	4.81%

Net interest income		$4,058

Net interest margin (1)		18.4%

	Year Ended December 31, 2024
	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,116	$204	4.96%
Credit card and other loans	18,084	4,820	26.65%
Total interest-earning assets	22,200	5,024	22.63%

Direct-to-consumer (retail) deposits	7,174	349	4.86%
Wholesale deposits	5,919	259	4.38%
Interest-bearing deposits	13,093	608	4.64%

Secured borrowings	3,576	236	6.58%
Unsecured borrowings	1,247	116	9.33%
Interest-bearing borrowings	4,823	352	7.29%
Total interest-bearing liabilities	17,916	960	5.36%

Net interest income		$4,064

Net interest margin (1)		18.3%
______________________________
(1)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	Years Ended December 31,			% Change
	2025	2024	2023	2025 to 2024	2024 to 2023
(Millions, except per share amounts and percentages)
Adjusted net income available to common stockholders
Net income available to common stockholders	$518	$277	$718	87	(61)
Impacts from debt repurchases	57	111	1	(49)	nm
Adjusted net income available to common stockholders	$575	$388	$719	48	(46)

Adjusted net income available to common stockholders per diluted share
Net income available to common stockholders per diluted share	$10.89	$5.49	$14.34	98	(62)
Impacts from debt repurchases	$1.20	$2.20	$0.02	(46)	nm
Adjusted net income available to common stockholders per diluted share	$12.09	$7.69	$14.36	57	(46)

Adjusted income from continuing operations per diluted share
Income from continuing operations per diluted share	$10.96	$5.54	$14.74	98	(62)
Impacts from debt repurchases	$1.20	$2.20	$0.02	(46)	nm
Adjusted income from continuing operations per diluted share	$12.16	$7.74	$14.76	57	(48)

Adjusted total non-interest expenses
Total non-interest expenses	$1,988	$2,060	$2,092	(3)	(2)
Impacts from debt repurchases	74	117	1	(36)	nm
Adjusted total non-interest expenses	1,914	1,943	2,091	(1)	(7)

Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	615	381	968	61	(61)
Provision for credit losses	1,242	1,397	1,229	(11)	14
Pretax pre-provision earnings (PPNR)	1,857	1,778	2,197	4	(19)
Less: Gain on portfolio sale	(3)	(11)	(230)	(71)	(95)
Add: Impacts from debt repurchases	74	117	1	(36)	nm
PPNR excluding gain on portfolio sale and impacts from debt repurchases	1,928	1,884	1,968	2	(4)

Average tangible common equity
Average total stockholders’ equity	3,293	3,214	2,722	2	18
Less: Average preferred stock	(7)	—	—	nm	—
Less: Average goodwill and intangible assets, net	(733)	(753)	(780)	(3)	(4)
Average tangible common equity	2,553	2,461	1,942	4	27

Tangible common equity (TCE)
Total stockholders’ equity	3,327	3,051	2,918	9	5
Less: Preferred stock	(71)	—	—	nm	—
Less: Goodwill and intangible assets, net	(716)	(746)	(762)	(4)	(2)
Tangible common equity (TCE)	$2,540	$2,305	$2,156	10	7
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

Delinquencies: An account is contractually delinquent if we do not receive the minimum payment due by the specified due date. Our policy is to continue to accrue interest and fee income on all accounts, except in limited circumstances, until the balance and all related interest and fees are paid or charged-off. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent; based upon the level of risk indicated, a collection strategy is deployed, which may include tech-enabled, targeted collections strategies to engage with cardholders in the most efficient communication channel. If after exhausting all in-house collection efforts we are unable to collect on the account, we may engage collection agencies or outside attorneys to continue those efforts, or sell the charged-off balances.

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

The following table provides the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of December 31:

Table 7: Delinquency Trends on Credit Card and Other Loans

	2025	% of Total	2024	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,886	100.0%	$17,418	100.0%
Outstanding balances contractually delinquent:
31 to 60 days	283	1.7%	299	1.7%
61 to 90 days	215	1.3%	223	1.3%
91 or more days	473	2.8%	512	2.9%
Total	$971	5.8%	$1,034	5.9%

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

Table 8: Net Principal Losses on Credit Card and Other Loans

	2025	2024	2023
(Millions, except percentages)
Average credit card and other loans	$17,850	$18,084	$18,216
Net principal losses (1)(2)	1,377	1,489	1,365
Net principal losses as a percentage of average credit card and other loans (1)(2)	7.7%	8.2%	7.5%
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
(2)Net principal losses and Net principal losses as a percentage of average credit card and other loans for December 31, 2023 were impacted by the transition of our credit card processing services in June 2022.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Overview

We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has sufficient liquidity and capital resources necessary to support our daily operations, our business growth, and our credit ratings related to our Parent Company’s senior unsecured notes, subordinated notes, preferred stock and our public secured financings, and meet our regulatory and policy requirements, including capital and leverage ratio requirements applicable to Comenity Bank (CB) and Comenity Capital Bank (CCB) under FDIC regulations, in a cost effective and prudent manner through both expected and unexpected market environments.

Our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of senior unsecured, subordinated or convertible debt securities and preferred stock by our Parent Company, financings through our securitization programs, and deposits with the Banks. More broadly, we continuously evaluate opportunities to renew and expand our various sources of liquidity. We aim to satisfy our financing needs with a diverse set of funding sources, and we seek to maintain diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, which we believe will mitigate the impact of disruptions in any one type of instrument, tenor or investor.

Our primary uses of liquidity are for underwriting Credit card and other loans, scheduled payments of principal and interest on our debt, operational expenses, capital expenditures, including digital and product innovation and technology enhancements, repurchases of equity and debt securities, and payments of dividends.

We have in the past, and may from time to time in the future, retire or repurchase our outstanding debt, including our senior unsecured notes or subordinated notes, through redemptions, cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise. Such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and may be funded through cash on hand, borrowings under our revolving credit facility, the issuance of new debt securities or other sources of liquidity. The amounts involved may be material.

We will also need additional financing in the future to repay or refinance our existing debt at or prior to maturity, and to fund our growth, which may include the issuance of additional debt or equity securities or engaging in other capital markets or financing transactions. In 2025, as part of our financing strategy and capital structure optimization, we issued our inaugural series of subordinated notes and publicly-traded preferred stock, and in the future we may continue to seek to further optimize our capital structure. Given the maturities of certain of our outstanding debt instruments and depending on the prevailing macroeconomic conditions, it is possible that we may be required to repay, extend or refinance some or all of our future debt maturities in volatile and/or unfavorable markets.

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

We have a robust liquidity risk management framework in place which includes ongoing monitoring of our liquidity and funding positions against our risk appetite metrics and key risk indicators. During times where there may be potential risks from adverse developments in the banking industry and/or increased financial sector volatility, we may invoke our contingency funding plans to enhance daily monitoring of our liquidity and funding positions, determine potential mitigating actions, if necessary, and provide enhanced reporting to our Boards of Directors, at both the Bread Financial and Bank-levels, and regulators.

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

Our management approach is designed, among other things, to maintain appropriate and stable credit ratings from the credit rating agencies which help support our access to cost-effective unsecured funding as a component of our overall liquidity and capital resources.

In October 2025 all three credit rating agencies issued their updated credit ratings and related outlooks. The table below provides a summary of the credit ratings for the outstanding senior unsecured debt, subordinated debt and preferred stock of Bread Financial Holdings, Inc. as of December 31, 2025:

Bread Financial Holdings, Inc.	Moody’s	S&P	Fitch
Senior unsecured debt	Ba2	BB-	BB
Subordinated debt	Ba2	B	B+
Preferred stock	B1	—	B-
Outlook	Positive	Positive	Stable

We also seek to maintain appropriate and stable credit ratings for our credit card securitizations issued through World Financial Network Credit Card Master Note Trust (WFNMNT) from the rating agencies (DBRS, S&P and Fitch). The table below provides a summary of the structured finance credit ratings for certain of the asset-backed securities, specifically the outstanding Class A notes of WFNMNT as of December 31, 2025:

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

Funding Sources

As referenced above, our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of senior unsecured, subordinated or convertible debt securities and preferred stock by our Parent Company, financings through our securitization programs, and deposits with the Banks.

Throughout 2025 we engaged in a number of financing-related transactions, including the issuances of senior and subordinated notes, the completion of tender offers to repurchase certain outstanding senior and subordinated notes, the redemption of certain senior notes and the completion of the repurchases of 100% of our outstanding convertible senior notes, as well as the issuance of preferred stock. Each of these transactions, as well as other matters relating to our liquidity and capital resources during the year, are described in more detail below.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of December 31, 2025, we were in compliance with all such covenants.

Credit Agreement

In October 2024, we entered into our amended credit agreement with the Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility), which matures in October 2028. As of December 31, 2025, our Revolving Credit Facility was undrawn and all $700 million remained available for future borrowings.

7.000% Senior Notes Due 2026 - Redemption

In January 2025, with cash on hand, we redeemed the remaining $100 million in aggregate principal amount of our 7.000% Senior Notes due 2026.

4.25% Convertible Senior Notes Due 2028 - Repurchases

In June 2023, we issued and sold $316 million aggregate principal amount of 4.25% Convertible Senior Notes due 2028 (the Convertible Notes). Before we repurchased 100% of our outstanding Convertible Notes, the Convertible Notes bore interest at an annual rate of 4.25%, payable semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes were scheduled to mature on June 15, 2028, unless earlier repurchased, redeemed or converted.

During 2025, through discrete, privately-negotiated repurchase transactions, we repurchased the remaining $10 million in aggregate principal amount of outstanding Convertible Notes. The aggregate purchase price, or settlement value, for the repurchases during 2025 was $16 million, which was funded with cash on hand. In connection with the repurchases, we recognized a $3 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $4 million reduction in Additional paid-in capital (APIC) related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact. As of December 31, 2025, all of the Convertible Notes had been extinguished and no Convertible Notes remained outstanding.

Prior to the repurchases of the Convertible Notes, the embedded conversion feature within the Convertible Notes was both considered indexed to the Company’s own equity and met the equity classification conditions; therefore, it did not require derivative accounting. Upon entering into the repurchase agreements that themselves required cash settlement of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes, the embedded conversion feature no longer met the equity classification conditions; therefore, requiring bifurcation and derivative accounting.

In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call (Capped Call) transactions with certain financial institution counterparties. At that time, these transactions were expected generally to reduce potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we were required to make in excess of the principal amount of the Convertible Notes, with such reduction and/or offset subject to a cap, based on the cap price.

All of the Capped Call transactions continue to remain outstanding, notwithstanding that no Convertible Notes remain outstanding. Although we do not trade or speculate in derivatives, we may seek to opportunistically terminate the Capped Call transactions (in full or in part from time to time) or leave the Capped Call transactions outstanding, possibly until maturity, in any such case with the objective of optimizing the stockholder value we receive under these transactions. The value that we ultimately realize from the Capped Call transactions (either in the form of cash or shares of our common stock, at our election) is subject to a number of variables, most significantly our stock price at the time the Capped Call transactions are terminated, and is subject to other potential adjustments based on the amount of our quarterly dividend, the volume of our share repurchases and other factors.

For additional information on the June 2023 issuance of our Convertible Notes and the subsequent repurchases in 2024, as well as information on our Capped Call transactions, refer to Note 10, “Borrowings of Long-Term and Other Debt” to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

9.750% Senior Notes Due 2029 - Tender Offers, Repurchase and Redemption

In June 2025, we completed a cash tender offer (the Tender Offer) pursuant to which we repurchased $150 million aggregate principal amount of our 9.750% Senior Notes due 2029 (Senior Notes due 2029). The consideration paid in the Tender Offer for each $1,000 principal amount of the Senior Notes due 2029 was $1,071, plus accrued and unpaid interest. In connection with the repurchase, we recognized a $13 million loss on extinguishment in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the carrying value of the Senior Notes due 2029.

In August 2025, we completed another cash tender offer (the Third Quarter Tender Offer) pursuant to which we repurchased $31 million in aggregate principal amount of our Senior Notes due 2029, as well as $0.1 million aggregate principal amount of 8.375% Subordinated Notes due 2035. The consideration paid in the Third Quarter Tender Offer for each $1,000 principal amount of the Senior Notes due 2029 was $1,070, plus accrued and unpaid interest. In connection with the repurchase, we recognized a $3 million loss on extinguishment in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the carrying value of the Senior Notes due 2029. See further discussion of our 8.375% Subordinated Notes due 2035, below.

In November 2025, we redeemed the remaining $719 million in aggregate principal amount of our Senior Notes due 2029 with the net proceeds from the issuance of the 6.750% Senior Notes due 2031 (as discussed below), together with cash on hand. The consideration paid in the redemption for each $1,000 principal amount of the Senior Notes due 2029 was $1,068, plus accrued and unpaid interest. In connection with the redemption, we recognized a $55 million loss on extinguishment in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the carrying value of the Senior Notes due 2029. There were no Senior Notes due 2029 outstanding as of December 31, 2025. For additional information on the issuance of our Senior Notes due 2029, refer to Note 10, “Borrowings of Long-Term and Other Debt” to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

6.750% Senior Notes Due 2031 - Issuance

In November 2025, we issued $500 million aggregate principal amount of 6.750% Senior Notes due 2031 (Senior Notes due 2031). The Senior Notes due 2031 accrue interest on the outstanding principal amount at a rate of 6.750% per annum from November 6, 2025, payable semi-annually in arrears, on May 15 and November 15 of each year, beginning on May 15, 2026. The Senior Notes due 2031 will mature on May 15, 2031, unless subject to earlier repurchase or redemption. We used the net proceeds from the offering of the Senior Notes due 2031, together with cash on hand, to fund the redemption in full of our outstanding Senior Notes due 2029.

8.375% Subordinated Notes Due 2035 - Issuance, Tender Offer and Repurchase

In March 2025, we issued and sold $400 million in aggregate principal amount of 8.375% Fixed-Rate Reset Subordinated Notes due 2035 (the Subordinated Notes). The Subordinated Notes accrue interest on the outstanding principal amount (i) at a rate per annum equal to 8.375% from, and including, March 10, 2025, to, but excluding, June 15, 2030 (the Reset Date), and (ii) from, and including, the Reset Date to, but excluding, the maturity date at a rate per annum equal to the Five-Year U.S. Treasury Rate as of the date that is two business days prior to the Reset Date, plus 430 basis points. Interest on the Subordinated Notes is payable semiannually in arrears on June 15 and December 15 of each year. The Subordinated Notes will mature on June 15, 2035, unless subject to earlier repurchase or redemption. As noted above, as part of the Third Quarter Tender Offer, we repurchased $0.1 million aggregate principal amount of Subordinated Notes.

We used $250 million of the net proceeds from the Subordinated Notes offering to enter into a subordinated promissory note between Parent Company, as lender, and CCB, as borrower, on terms substantially the same as those of the Subordinated Notes. The subordinated promissory note is eliminated in consolidation.

Deposits

The Banks use a variety of deposit products to finance their operating activities, including funding for non-securitized credit card and other loans, and to fund their securitization enhancement requirements. The Banks offer DTC retail deposit products, including Individual Retirement Accounts, as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits, and includes brokered deposits) and various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks also issue certificates of deposit with scheduled maturity dates ranging between January 2026 and December 2030, in denominations of at least $1,000, on which interest is paid either monthly or at maturity.

The following table summarizes these retail and wholesale deposit products by type and associated attributes as of December 31:

Table 9: Interest-bearing Deposits

	2025	2024
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$8,522	$7,687
Wholesale	5,369	5,368
Total interest-bearing deposits	$13,891	$13,055

Non-maturity deposit products
Non-maturity deposits	$7,700	$6,827
Interest rate range	0.70% - 4.05%	0.70% - 4.75%
Weighted-average interest rate	3.74%	4.16%

Certificates of deposit
Certificates of deposit	$6,191	$6,228
Interest rate range	0.85% - 5.31%	0.80% - 5.7%
Weighted-average interest rate	4.12%	4.64%

As of December 31, 2025 and 2024, retail deposits that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $638 million (5% of Total deposits) and $531 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

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

The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:

Table 10: Conduit Borrowing Capacity Rollforward and Maturities

(Millions)	December 31, 2024		Commitment	December 31, 2025
Conduit Facilities	Capacity	Drawn (6)	Change	Capacity	Drawn	Maturity Date (7)
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$1,955	$(900)	$1,750	$1,363	October 2026
WFNMT 2009-VFC1 (2)	—	141	—	—	—	—
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	867	(250)	2,000	712	February 2027
CCAST 2023-VFN1 (4)	250	250	(250)	—	—	—
CCAST 2024-VFN1 (5)	200	—	(200)	—	—	—
Total	$5,350	$3,213	$(1,600)	$3,750	$2,075
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
(3)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT). In February 2025, the 2009-VFN Conduit commitment was reduced by $250 million to $2 billion, and the Maturity Date was extended to February 2026. Then in December 2025, the Maturity Date of the 2009-VFN Conduit was further extended to February 2027.
(4)2023-VFN1 Conduit issued under Comenity Capital Asset Securitization Trust (CCAST). The purchase commitment expired on September 29, 2025 and the 2023-VFN1 Conduit was retired on October 1, 2025 pursuant to the termination, consent and waiver agreement.
(5)2024-VFN1 Conduit issued under CCAST was retired in February 2025 pursuant to the termination, consent and waiver agreement.
(6)Amounts drawn do not include $1.1 billion of debt in the form of subordinated notes issued by WFNMNT and WFCMNT as of December 31, 2024, which were not sold, but were retained by us as credit enhancements and therefore have been eliminated from the Total. The credit enhancements represented by subordinated notes issued by WFCMNT and WFNMNT were replaced with excess collateral amounts in February 2025 and October 2025, respectively, as defined in the relevant indenture supplements.
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

As of December 31, 2025, we had approximately $10.7 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and/or subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

Regulation RR (Credit Risk Retention) adopted by the FDIC, the SEC, the FRB and certain other federal regulators mandates a minimum five percent risk retention requirement for securitizations. Such risk retention requirements may limit our liquidity by restricting the amount of asset-backed securities we are able to issue or affecting the timing of future issuances of asset-backed securities. We satisfy such risk retention requirements by maintaining a seller’s interest calculated in accordance with Regulation RR.

Equity

Preferred Stock

In November 2025, we authorized and issued 75,000 shares of preferred stock as depositary shares (the Depositary Shares) for gross proceeds of $75 million, with each Depositary Share representing a 1/40th interest in our Series A 8.625% Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the Series A Preferred Stock). The Series A Preferred Stock has a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series A Preferred Stock) and as of December 31, 2025, the aggregate liquidation value was $75 million. We used the net proceeds of the offering to enter into a preferred stock transaction with one of our subsidiary banks, CCB, pursuant to which CCB issued preferred stock to Parent Company on terms substantially the same as those of the Series A Preferred Stock. The CCB preferred stock is eliminated in consolidation.

We will pay dividends on the Series A Preferred Stock quarterly in arrears, when, as, and if declared by our Board of Directors, and to the extent that we have lawfully available funds to pay such dividends, on March 15, June 15, September 15, and December 15 of each year. We expect to pay dividends on our Series A Preferred Stock beginning on March 15, 2026, subject to the above referenced conditions. We may redeem the Series A Preferred Stock at our option, subject to any regulatory approval requirements as are in effect at such time, (i) in whole or in part, on any dividend payment date on or after December 15, 2030 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in either case at a redemption price equal to $1,000 per share (equivalent to $25 per Depositary Share), plus any declared and unpaid dividends. In the event we liquidate, dissolve or wind-up our business and affairs, either voluntarily or involuntarily, as noted above holders of the Series A Preferred Stock are entitled to a liquidation preference of $25 per Depositary Share, plus any declared and unpaid dividends, before we make any distribution of assets to the holders of our common stock. Holders of the Depositary Shares are entitled to all proportional rights and preferences of the Series A Preferred Stock (including dividend, voting, redemption and liquidation rights).

Stock Repurchase Programs

Periodically, we enter into stock repurchase programs, as approved by our Board of Directors. The rationale for our repurchase programs, and the amounts thereof, is to execute against our previously disclosed capital priorities to grow responsibly, maintain balance sheet strength, and return value to stockholders.

The following table provides information about our common stock repurchases under our various Board of Directors approved share repurchase authorizations, for the periods presented:

Table 11: Authorized Share Repurchases

(Millions)	Amount Authorized for Repurchase	Number of Shares Repurchased (1)	Approximate Dollar Value of Shares Repurchased (2)	Amount Remaining for Future Repurchases
For the three months ended:
March 31, 2025	$150	2.1	$102	$48
June 30, 2025	—	1.1	48	—
September 30, 2025	200	0.6	40	160
December 31, 2025	200	1.9	120	$240
Total	$550	5.7	$310
______________________________
(1)Following their repurchase, these shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.
(2)Excludes excise taxes on stock repurchases.

Dividends

The table below summarizes the cash dividend activity we had on our common stock for the dates presented:

Table 12: Dividends

(Millions, except per share amounts)
Dividend Declaration Date	Dividend Payment Date	Amount Per Common Share	Amount (1)
January 30, 2025	March 21, 2025	$0.21	$10
April 24, 2025	June 13, 2025	$0.21	10
July 24, 2025	September 12, 2025	$0.21	10
October 23, 2025	December 12, 2025	$0.23	10
			$40
______________________________
(1)Excludes dividend equivalent rights paid during the period.

No cash dividends were declared or paid on our preferred stock during 2025.

On January 29, 2026, our Board of Directors declared a quarterly cash dividend of $26.35 per share on our preferred stock and $0.23 per share on our common stock, payable on March 16, 2026, to stockholders of record at the close of business on February 27, 2026.

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

Cash Flows

The table below summarizes our cash flow activity for the periods indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities:

Table 13: Cash Flows

	2025	2024	2023
(Millions)
Total cash provided by (used in):
Operating activities	$2,092	$1,859	$1,987
Investing activities	(1,371)	(1,169)	788
Financing activities	(807)	(592)	(3,086)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(86)	$98	$(311)

Cash Flows from Operating Activities primarily include Net income adjusted for (i) non-cash items included in Net income, such as Provision for credit losses, Depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated Cash flows from operating activities of $2.1 billion and $1.9 billion for the years ended December 31, 2025 and 2024, respectively. The net cash provided by operating activities during these periods was primarily driven by cash generated from Net income, after adjusting for the Provision for credit losses and Loss on debt extinguishment.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash used in investing activities was $1.4 billion and $1.2 billion for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the net cash used in investing activities was primarily due to Net principal losses, and for the year ended December 31, 2024, the purchase of a credit card loan portfolio, partially offset by the paydown of Credit card and other loans and the sale of a credit card loan portfolio.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $807 million and $592 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the net cash used in financing activities was primarily driven by net repayments of both debt issued by consolidated variable interest entities (i.e., securitizations) and of unsecured borrowings, as well as repurchases of common stock, partially offset by a net increase in deposits. For the year ended December 31, 2024, the net cash used in financing activities was primarily driven by net repayments of unsecured borrowings, including our repurchased Convertible Notes, and a net decrease in wholesale deposits, partially offset by the net borrowings of debt issued by consolidated variable interest entities.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we have generally sought to rely on operating efficiencies from scale, technology modernization and digital advancement along with other operational excellence initiatives, as well as expansion in lower cost jurisdictions to offset increased costs of employee compensation and other operating expenses impacted by inflation. We also recognize that a customer’s ability and willingness to repay us has been negatively impacted by factors such as recent inflation and higher interest rates, and any persistent effects therefrom, which may result in higher delinquencies and increased credit losses, as reflected in our elevated Reserve rate. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures continue to persist, including due to changes to, or the imposition of, tariffs and/or trade barriers, they could further increase repayment pressure on consumers as well as the risk of a recessionary environment or stagflation which may adversely impact our business, results of operations and financial condition.

With respect to seasonality, our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping season in the fourth quarter of each year and, to a lesser extent, during the first quarter of each year as Credit card and other loans are paid down. Net principal loss rates for our Credit card and other loans portfolio also have historically exhibited seasonal patterns and generally tend to be the highest in the first quarter of the year and lowest in the third quarter. While the effects of the seasonal trends discussed above remain evident, macroeconomic trends, such as those discussed within the Business Environment sections of our quarterly and annual reports on Forms 10-Q and Form 10-K generally have a more significant impact on our key financial metrics and can outweigh any seasonal impacts that we may experience.

LEGISLATIVE, REGULATORY MATTERS AND CAPITAL ADEQUACY

Our business is subject to extensive federal and state laws and regulations, as well as related regulation and supervision, including by the FDIC, CFPB and other federal and state authorities. Pending and future laws and regulations (federal and state) may adversely impact our business. Without limiting the foregoing, CB is subject to various regulatory capital requirements administered by the Delaware Office of the State Bank Commissioner and the FDIC. CCB is also subject to various regulatory capital requirements administered by the Utah Department of Financial Institutions and the FDIC. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company. For additional information about legislative and regulatory matters impacting us, see “Business–Supervision and Regulation” under Part I of this Annual Report on Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment” and “Risk Factors — Legal, Regulatory and Compliance Risks.”

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, each to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of December 31, 2025 and 2024, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

The Banks adopted the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of the CECL model on their regulatory capital for two years, until January 1, 2022, after which the effects were phased-in over a three-year period through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of our adoption of CECL as of January 1, 2020, and 25% of subsequent changes in our Allowance for credit losses during each quarter of the two-year period ended December 31, 2021. In accordance with the interim final rule, we began to ratably phase-in these effects on January 1, 2022, and as of January 1, 2025 had fully phased-in all such effects.

On December 17, 2025, we filed applications with the federal and respective state banking regulators for permission to merge CB with and into CCB, with CCB being the surviving entity. Pending regulatory approval and the expiration of any applicable waiting periods, the merger of CB and CCB is expected to occur in the second half of 2026. The merger is not expected to have a significant impact on our consolidated financial position, results of operations, or liquidity. For additional discussion, refer to “Part I, Item 1. Business — Supervision and Regulation — Planned Merger of CB with and into CCB.”

The following table provides the actual capital ratios and minimum ratios for the Company, as well as each Bank, as of December 31:

Table 14: Capital Ratios

	Ratio/Dollar Value		Minimum Ratio for Capital Adequacy Purposes *	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
(Millions, except percentages)	2025	2024
Total Company
Common equity tier 1 capital ratio (1)	13.0%	12.4%	4.5%	N/A
Tier 1 capital ratio (2)	13.4	12.4	6.0	N/A
Total risk-based capital ratio (3)	16.8	13.8	8.0	N/A
Tier 1 leverage capital ratio (4)	12.4	11.5	4.0	N/A
Total risk-weighted assets (5)	$19,755	$19,928

Comenity Bank
Common equity tier 1 capital ratio (1)	15.1%	16.5%	4.5%	6.5%
Tier 1 capital ratio (2)	15.1	16.5	6.0	8.0
Total risk-based capital ratio (3)	16.5	17.9	8.0	10.0
Tier 1 leverage capital ratio (4)	14.1	15.3	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	13.5%	15.4%	4.5%	6.5%
Tier 1 capital ratio (2)	14.1	15.4	6.0	8.0
Total risk-based capital ratio (3)	17.5	16.7	8.0	10.0
Tier 1 leverage capital ratio (4)	13.2	14.3	4.0	5.0
______________________________
*The listed capital adequacy ratios exclude the Capital Conservation Buffer.
(1)Common equity tier 1 capital ratio represents tier 1 capital reduced by Preferred stock divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders’ equity has been reduced by Goodwill and intangible assets, net. See below for a reconciliation of our Total stockholders’ equity under GAAP to tier 1 and tier 2 capital under the Basel III Standardized Approach.
(2)Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders’ equity has been reduced, primarily by Goodwill and intangible assets, net. For us, tier 1 capital is primarily comprised of CET1 capital and Preferred stock. See below for a reconciliation of our Total stockholders’ equity under GAAP to tier 1 and tier 2 capital under the Basel III Standardized Approach.
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

The following table provides a reconciliation of our Total stockholders’ equity under GAAP to Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital, Tier 2 capital and Total capital, as of December 31:

Table 15: Capital Reconciliations

2025
(Millions)
Total stockholders’ equity	$3,327

Less:
Preferred stock	71
Total common stockholders’ equity	3,256

Less:
Goodwill (1)	593
Other intangible assets	82
Other	12
Common equity tier 1 capital	2,569

Add:
Preferred stock	71
Tier 1 capital	2,640

Subordinated notes	400
Qualifying allowance for credit losses (2)	270
Tier 2 capital	670

Total capital	$3,310
__________________________________
(1)Goodwill, net of the related $41 million deferred tax liability.
(2)Represents the allowable portion of the Allowance for credit losses, which is a maximum of 1.25% of RWA.

The following table provides the changes in our Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital and Tier 2 capital as of December 31:

Table 16: Capital Rollforwards

2025
(Millions)
Common equity tier 1 capital beginning balance	$2,474
Net income available to common stockholders	518
Dividends declared on common stock	(42)
Repurchases of common stock	(313)
CECL phase-in adjustment	(139)
Changes in additional paid-in capital	36
Changes in intangible assets	30
Other	5
Common equity tier 1 capital	2,569

Additional Tier 1 capital beginning balance	—
Change in preferred stock	71
Tier 1 capital	2,640

Tier 2 capital beginning balance	271
Change in subordinated notes	400
Change in qualifying allowance for credit losses	(1)
Tier 2 capital	670

Total capital	$3,310

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

In November 2023 following the consent of the Board of Managers of Comenity Servicing LLC (the Servicer), the FDIC issued a consent order to the Servicer. The Servicer is not one of our Bank subsidiaries, but is our wholly-owned subsidiary that services substantially all of our loans. The consent order arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and addresses certain shortcomings in the Servicer’s information technology (IT) systems development, project management, business continuity management, cloud operations, and third-party oversight. The Servicer entered into the consent order for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the order. The consent order does not contain any monetary penalties or fines.

The Servicer continues to take significant steps to strengthen the organization’s IT governance and address the other issues identified in the consent order, working diligently to ensure that all requirements of the consent order are satisfied. Without limiting the generality of the foregoing, the Servicer has taken steps to address each provision within the consent order and continues to comply with each ongoing requirement. The Servicer is committed to complying with the longer-term requirements of the consent order, including the enhancement of its compliance management processes and related corporate governance, compliance with the applicable system conversion requirements, and enhanced risk management and reporting. The Servicer has submitted all required deliverables under the consent order to the FDIC for its review and consideration. The Board of Managers of the Servicer continues to oversee its compliance with the requirements of the consent order and provide effective challenge to the Servicer’s management toward that end. The Board of Directors of each of the Banks also receives reporting about the Servicer and monitors the Servicer’s compliance with the provisions of the consent order.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and overall financial condition is based upon our audited Consolidated Financial Statements, which have been prepared in accordance with the accounting policies described in Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” to our audited Consolidated Financial Statements included as part of this Annual Report on Form 10-K. The preparation of the audited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments in determination of our financial position and operating results. Estimates are based on information available as of the date of the audited Consolidated Financial Statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting estimates are defined as those that are both most important to the portrayal of our financial position and operating results, and require management’s most subjective judgments, which for us is our Allowance for credit losses and Goodwill impairment.

Allowance for Credit Losses

The Allowance for credit losses represents our estimate of expected credit losses over the estimated life of our Credit card and other loans, incorporating future macroeconomic forecasts in addition to information about past events and current conditions. Our estimate under the CECL approach involves significant judgments from a modeling and forecasting perspective, and is significantly influenced by the composition, characteristics and quality of our Credit card and other loans portfolio, as well as the prevailing economic conditions and forecasts utilized.

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

If we used different assumptions in estimating our current expected credit losses, the impact on the Allowance for credit losses could have a material effect on our consolidated financial position and results of operations. For example, a 100 basis point increase in the Allowance for credit losses as a percentage of the amortized cost of our Credit card and other loans could have resulted in a change of approximately $184 million in the Allowance for credit losses as of December 31, 2025, with a corresponding change in the Provision for credit losses.

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

In connection with our annual goodwill impairment evaluation for the year ended December 31, 2025, we performed a qualitative assessment and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount. See Note 6, “Goodwill and Intangible Assets, Net” to our audited Consolidated Financial Statements for additional information.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria and management’s assessment, with the participation of our Chief Executive Officer and Chief Financial Officer, we conclude that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm who also audited our Consolidated Financial Statements; their attestation report on the effectiveness of our internal control over financial reporting appears on page F-4.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2026 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2025.

Item 11.    Executive Compensation.

Incorporated by reference to the Proxy Statement for the 2026 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2025.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Proxy Statement for the 2026 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2025.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Proxy Statement for the 2026 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2025.

Item 14.    Principal Accounting Fees and Services.

Incorporated by reference to the Proxy Statement for the 2026 Annual Meeting of our stockholders, which will be filed with the SEC not later than 120 days after December 31, 2025.

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

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of 8.625% Non-Cumulative Perpetual Preferred Stock, Series A of the Registrant	8-K	3.1	11/25/25

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4.1	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4.0	8/8/03

*4.2	(a)	Description of Registrant’s Capital Stock

+10.1	(a)	Bread Financial Holdings, Inc. Executive Deferred Compensation Plan, amended and restated effective January 1, 2018.	8-K	10.1	11/24/17

+10.2	(a)	Amendment effective January 1, 2024 to the Bread Financial Holdings, Inc. Executive Deferred Compensation Plan.	10-K	10.2	2/20/24

+10.3	(a)	Bread Financial Holdings, Inc. 2010 Omnibus Incentive Plan.	DEF 14A	A	4/20/10

+10.4	(a)	Bread Financial Holdings, Inc. 2015 Omnibus Incentive Plan.	DEF 14A	B	4/20/15

+10.5	(a)	Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	DEF 14A	A	4/23/20

+10.6	(a)	Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.	DEF 14A	A	4/13/22

+10.7	(a)	Bread Financial Holdings, Inc. 2024 Omnibus Incentive Plan.	DEF 14A	B	4/3/24

+10.8	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	8-K	10.1	2/18/21

^+10.9	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	8-K	10.2	2/18/21

+10.10	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.	10-K	10.9	2/20/24

^+10.11	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.	10-K	10.10	2/20/24

+10.12	(a)	Form of Time-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2024 Omnibus Incentive Plan.	10-Q	10.11	8/1/24

+10.13	(a)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2024 Omnibus Incentive Plan.	10-Q	10.12	8/1/24

+10.14	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2010 Omnibus Incentive Plan.	10-K	10.52	2/28/13

+10.15	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2015 Omnibus Incentive Plan.	10-Q	10.6	8/7/17

+10.16	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2020 Omnibus Incentive Plan.	8-K	10.1	6/15/21

+10.17	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2022 Omnibus Incentive Plan.	10-K	10.14	2/20/24

+10.18	(a)	Form of Non-employee Director Restricted Stock Unit Award Agreement under the Bread Financial Holdings, Inc. 2024 Omnibus Incentive Plan.	10-Q	10.13	8/1/24

+10.19	(a)	Bread Financial Holdings, Inc. Non-Employee Director Deferred Compensation Plan.	8-K	10.1	6/9/06

+10.20	(a)	Form of Bread Financial Associate Confidentiality Agreement.	10-K	10.18	2/27/17

+10.21	(a)	Form of Bread Financial Holdings, Inc. Indemnification Agreement for Officers and Directors.	8-K	10.1	6/5/15

+10.22	(a)	Bread Financial Holdings, Inc. Amended and Restated 2015 Employee Stock Purchase Plan, effective March 23, 2022.	DEF 14A	C	4/20/15

10.23	(b) (c)	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 17, 1996 as amended and restated as of September 17, 1999 and August 1, 2001, by and among WFN Credit Company, LLC, World Financial Network National Bank, and BNY Midwest Trust Company.	8-K	4.6	8/31/01

10.24	(b) (c) (d)	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	8/4/04

10.25	(b) (c) (d)	Third Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	4/5/05

10.26	(b) (d)	Fourth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	6/15/07

10.27	(b) (c) (d)	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and BNY Midwest Trust Company.	8-K	4.1	10/31/07

10.28	(b) (d)	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Trust Company, N.A.	8-K	4.1	5/29/08

10.29	(b) (d)	Seventh Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.2	6/30/10

10.30	(b) (d)	Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	8/12/10

10.31	(b) (c) (d)	Eighth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	11/14/11

10.32	(b) (c) (d)	Ninth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	12/2/16

10.33	(b) (c) (d)	Tenth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 16, 2018, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.1	8/20/18

10.34	(b) (c) (d)	Eleventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 11, 2020, among Comenity Bank, WFN Credit Company, LLC, and MUFG Union Bank, N.A.	8-K	4.2	6/16/20

10.35	(b) (c)	Twelfth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 27, 2020, among WFN Credit Company, LLC, as transferor, Comenity Bank, as servicer, and MUFG Union Bank, N.A.	8-K	4.1	10/30/20

10.36	(b) (c) (d)	Thirteenth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of April 26, 2024, among WFN Credit Company, LLC, as transferor, Comenity Bank, as servicer, and U.S. Bank National Association.	8-K	4.3	4/30/24

10.37	(b) (c)	Collateral Series Supplement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.7	8/31/01

10.38	(b) (c)	First Amendment to Collateral Series Supplement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4.3	11/20/02

10.39	(b) (c) (d)	Second Amendment to Collateral Series Supplement, dated as of July 6, 2016, among WFN Credit Company, LLC, Comenity Bank and MUFG Union Bank, N.A.	8-K	4.1	7/8/16

10.40	(b) (c) (d)	Collateral Certificate No. 4 dated June 18, 2021, among WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust, and World Financial Network Credit Card Master Trust.	8-K	4.3	6/24/21

10.41	(b) (c)	Transfer and Servicing Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/31/01

10.42	(b) (c)	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	11/20/02

10.43	(b) (c) (d)	Third Amendment to the Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	8/4/04

10.44	(b) (c) (d)	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	4/5/05

10.45	(b) (d)	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	6/15/07

10.46	(b) (c) (d)	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust.	8-K	4.2	10/31/07

10.47	(b) (d)	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.4	6/30/10

10.48	(b) (d)	Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	8/12/10

10.49	(b) (c) (d)	Eighth Amendment to Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.1	6/15/11

10.50	(b) (c) (d)	Ninth Amendment to Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank, WFN Credit Company, LLC, and World Financial Network Credit Card Master Note Trust.	8-K	4.3	11/14/11

10.51	(b) (c) (d)	Tenth Amendment to the Transfer and Servicing Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.4	7/8/16

10.52	(b) (c) (d)	Eleventh Amendment to the Transfer and Servicing Agreement, dated as of April 26, 2024, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust.	8-K	4.5	4/30/24

10.53	(b) (d)	Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.8	8/31/01

10.54	(b) (d)	First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.3	6/30/10

10.55	(b) (d)	Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank and WFN Credit Company, LLC.	8-K	4.2	8/12/10

10.56	(b) (c) (d)	Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank and WFN Credit Company, LLC.	8-K	4.2	11/14/11

10.57	(b) (c) (d)	Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.2	7/8/16

10.58	(b) (c) (d)	Fourth Amendment to Receivables Purchase Agreement, dated as of June 11, 2020, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.3	6/16/20

10.59	(b) (c) (d)	Fifth Amendment to Receivables Purchase Agreement, dated as of April 26, 2024, between Comenity Bank and WFN Credit Company, LLC.	8-K	4.4	4/30/24

10.60	(b) (c)	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.1	8/31/01

10.61	(b) (c)	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company.	8-K	4	4/22/03

10.62	(b) (d)	Supplemental Indenture No. 1, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.2	8/28/03

10.63	(b) (d)	Supplemental Indenture No. 2, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company.	8-K	4.3	6/15/07

10.64	(b) (d)	Supplemental Indenture No. 3, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Trust Company, N.A.	8-K	4.2	5/29/08

10.65	(b) (d)	Supplemental Indenture No. 4, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	4.1	6/30/10

10.66	(b) (c) (d)	Supplemental Indenture No. 5, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	8-K	4.2	2/22/13

10.67	(b) (c) (d)	Supplemental Indenture No. 6 to Master Indenture, dated as of July 6, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.3	7/8/16

10.68	(b) (c) (d)	Supplemental Indenture No. 7 to Master Indenture, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	8-K	4.1	6/16/20

10.69	(b) (c) (d)	Supplemental Indenture No. 8 to Master Indenture, dated as of April 26, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	4/30/24

10.70	(b) (c) (d)	Agreement of Resignation, Appointment and Acceptance, dated as of May 25, 2021, by and among WFN Credit Company, LLC, U.S. Bank Trust National Association and Citicorp Trust Delaware, National Association.	8-K	4.1	5/28/21

10.71	(b) (c) (d)	Succession Agreement, dated as of June 18, 2021, by and among Comenity Bank, World Financial Network Credit Card Master Note Trust, MUFG Union Bank, N.A. and U.S. Bank National Association.	8-K	4.1	6/24/21

10.72	(b) (c) (d)	Succession Agreement, dated as of June 18, 2021, among WFN Credit Company, LLC, MUFG Union Bank, N.A. and U.S. Bank National Association.	8-K	4.2	6/24/21

10.73	(b) (c) (d)	Series 2023-A Indenture Supplement, dated as of May 16, 2023, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	5/19/23

10.74	(b) (c) (d)	First Amendment to Series 2023-A Indenture Supplement, dated as of December 22, 2023, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	12/26/23

10.75	(b) (c) (d)	Second Amendment to Series 2023-A Indenture Supplement, dated as of April 26, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.2	4/30/24

10.76	(b) (c) (d)	Series 2024-A Indenture Supplement, dated as of May 15, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	5/21/24

10.77	(b) (c) (d)	Series 2024-B Indenture Supplement, dated as of August 13, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	8-K	4.1	8/14/24

10.78	(b) (d)	Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association.	8-K	4.4	8/31/01

10.79	(b) (c) (d)	First Amendment to Amended and Restated Trust Agreement, dated as of May 25, 2021, between WFN Credit Company, LLC and Citicorp Trust Delaware, National Association.	8-K	4.2	5/28/21

10.80	(b) (d)	Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.5	8/31/01

10.81	(b) (d)	First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank.	8-K	4.1	7/31/09

10.82	(b) (c) (d)	Sixth Amended and Restated Service Agreement, dated as of January 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	1/2/25

10.83	(b) (c) (d)	Asset Representations Review Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and FTI Consulting, Inc.	8-K	10.1	7/8/16

10.84	(b) (c) (d)	First Addendum to Sixth Amended and Restated Service Agreement, dated as of April 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	4/3/25

10.85	(b) (c) (d)	Second Addendum to Sixth Amended and Restated Service Agreement, dated as of April 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.2	4/3/25

10.86	(b) (c) (d)	Service Agreement, dated as of April 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.3	4/3/25

10.87	(b) (c) (d)	Third Addendum to Sixth Amended and Restated Service Agreement, dated as of June 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	8/1/25

10.88	(b) (c) (d)	Fourth Addendum to Sixth Amended and Restated Service Agreement, dated as of October 1, 2025, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	10/1/25

10.89	(a)	Receivables Purchase Agreement, dated as of September 29, 2008, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.3	11/7/08

10.90	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 4, 2010, between World Financial Capital Bank and World Financial Capital Credit Company, LLC.	10-Q	10.11	8/9/10

10.91	(a)	Amendment No. 2 to Receivables Purchase Agreement, dated as of December 12, 2024, between Comenity Capital Bank and World Financial Capital Credit Company, LLC.	10-K	10.100	2/14/25

10.92	(a)	Transfer and Servicing Agreement, dated as of September 29, 2008, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.4	11/7/08

10.93	(a)	Amendment No. 1 to Transfer and Servicing Agreement, dated as of June 4, 2010, among World Financial Capital Credit Company, LLC, World Financial Capital Bank and World Financial Capital Master Note Trust.	10-Q	10.12	8/9/10

10.94	(a)	Amendment No. 2 to Transfer and Servicing Agreement, dated as of December 12, 2024, among World Financial Capital Credit Company, LLC, Comenity Capital Bank and World Financial Capital Master Note Trust.	10-K	10.103	2/14/25

10.95	(a)	Master Indenture, dated as of September 29, 2008, between World Financial Capital Master Note Trust and U.S. Bank National Association, together with Supplemental Indenture Nos. 1 - 3.	10-K	10.104	2/27/18

10.96	(a)	Supplemental Indenture No. 4 to Master Indenture, dated as of December 12, 2024, between World Financial Capital Master Note Trust and U.S. Bank National Association.	10-K	10.105	2/14/25

10.97	(a)	Receivables Purchase Agreement, dated as of June 17, 2022, between Comenity Capital Bank and Comenity Capital Credit Company, LLC.	10-K	10.98	2/28/23

10.98	(a)	Amendment No. 1 to Receivables Purchase Agreement, dated as of December 20, 2024, between Comenity Capital Bank and Comenity Capital Credit Company, LLC.	10-K	10.107	2/14/25

10.99	(a)	Transfer Agreement, dated as of June 17, 2022, between Comenity Capital Credit Company, LLC and Comenity Capital Asset Securitization Trust.	10-K	10.99	2/28/23

10.100	(a)	Amendment No. 1 to Transfer Agreement, dated as of December 20, 2024, between Comenity Capital Credit Company, LLC and Comenity Capital Asset Securitization Trust.	8-K	10.109	2/14/25

10.101	(a)	Servicing Agreement, dated as of June 17, 2022, between Comenity Capital Credit Company, LLC, Comenity Capital Bank and Comenity Capital Asset Securitization Trust.	10-K	10.100	2/28/23

10.102	(a)	Master Indenture, dated as of June 17, 2022, between Comenity Capital Asset Securitization Trust and U.S. Bank Trust Company, National Association.	10-K	10.101	2/28/23

10.103	(a)	Supplemental Indenture No. 1 to Master Indenture, dated as of December 20, 2024, between Comenity Capital Asset Securitization Trust and U.S. Bank Trust Company, National Association.	10-K	10.112	2/14/25

10.104	(a)	Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 28, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A.	10-K	10.129	2/27/15

10.105	(a)	First Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A., formerly known as Union Bank, N.A.	10-Q	10.8	8/7/17

10.106	(a)	Second Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 1, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	10-K	10.109	2/27/18

10.107	(a)	Third Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of May 3, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	10-K	10.110	2/26/19

10.108	(a)	Fourth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of August 31, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	10-K	10.111	2/26/19

10.109	(a)	Fifth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 1, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	10-K	10.112	2/26/19

10.110	(a)	Sixth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	10-K	10.118	2/26/21

10.111	(a)	Seventh Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of September 10, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A.	10-K	10.119	2/26/21

10.112	(a)	Eighth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of August 1, 2022, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association, as successor to MUFG Union Bank, N.A.	10-K	10.110	2/28/23

10.113	(a)	Ninth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of February 1, 2023, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	10-K	10.127	2/20/24

10.114	(a)	Tenth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of December 22, 2023, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	10-K	10.128	2/20/24

10.115	(a)	Eleventh Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of April 26, 2024, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.	10-K	10.124	2/14/25

*10.116	(a)
Twelfth Amendment to Fourth Amended and Restated Series 2009-VFN Indenture Supplement, dated as of September 19, 2025, between World Financial Network Credit Card Master Note Trust and U.S. Bank National Association.

10.117	(a)	Credit Agreement, dated as of June 7, 2023, by and among Bread Financial Holdings, Inc., the subsidiary guarantors parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions as lenders.	8-K	10.2	6/13/23

^10.118	(a)	Amendment No. 1 to Credit Agreement, dated as of October 18, 2024, by and among Bread Financial Holdings, Inc., as borrower, and certain of its subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and various other lenders.	8-K	10.1	10/21/24

10.119	(a)	Indenture, dated as of March 10, 2025, among Bread Financial Holdings, Inc. and U.S. Bank Trust Company, National Association,(including the form of the Company’s 8.375% Fixed-Rate Reset Subordinated Notes due June 15, 2035).	8-K	4.1	3/10/25

*10.120	(a)
Indenture, dated as of November 6, 2025, among Bread Financial Holdings, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association (including the form of the Company’s 6.750% Fixed-Rate Reset Subordinated Notes due May 15, 2031).#

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
The following financial information from Bread Financial Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Audited Consolidated Financial Statements.

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
#    This exhibit has been re-filed with the Securities and Exchange Commission to correct an inadvertent error on the cover page of Exhibit 4.1, filed with the Company’s Current Report on Form 8-K (File 001-15749) on November 6, 2025, and hereby supersedes and replaces such Exhibit 4.1 in its entirety.
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

INDEX TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

BREAD FINANCIAL HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bread Financial Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Bread Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 13, 2026

We have served as the Company’s auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Bread Financial Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bread Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements as of and for the year ended December 31, 2025, of the Company and our report dated February 13, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 13, 2026

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2025	2024	2023
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$4,739	$4,820	$4,961
Interest on cash and investment securities	173	204	184
Total interest income	4,912	5,024	5,145
Interest expense
Interest on deposits	554	608	541
Interest on borrowings	300	352	338
Total interest expense	854	960	879
Net interest income	4,058	4,064	4,266
Non-interest income
Interchange revenue, net of retailer share arrangements	(416)	(381)	(335)
Gain on portfolio sale	3	11	230
Other	200	144	128
Total non-interest income	(213)	(226)	23
Total net interest and non-interest income	3,845	3,838	4,289
Provision for credit losses	1,242	1,397	1,229
Total net interest and non-interest income, after provision for credit losses	2,603	2,441	3,060
Non-interest expenses
Employee compensation and benefits	880	897	867
Card and processing expenses	322	326	428
Information processing and communication	308	300	301
Marketing expenses	150	147	161
Depreciation and amortization	80	90	116
Other	248	300	219
Total non-interest expenses	1,988	2,060	2,092
Income from continuing operations before income taxes	615	381	968
Provision for income taxes	94	102	231
Income from continuing operations	521	279	737
Loss from discontinued operations, net of income taxes (1)	(3)	(2)	(19)
Net income available to common stockholders	$518	$277	$718

Basic income per share (Note 18)
Income from continuing operations	$11.15	$5.63	$14.79
Loss from discontinued operations	$(0.08)	$(0.05)	$(0.40)
Net income per share	$11.07	$5.58	$14.39
Diluted income per share (Note 18)
Income from continuing operations	$10.96	$5.54	$14.74
Loss from discontinued operations	$(0.07)	$(0.05)	$(0.40)
Net income per share	$10.89	$5.49	$14.34
Weighted average common shares outstanding (Note 18)
Basic	46.8	49.6	49.8
Diluted	47.6	50.4	50.0
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

See Notes to the audited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2025	2024	2023
(Millions)
Net income	$518	$277	$718

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale debt securities	7	(4)	2
Tax (expense) benefit	(2)	1	—
Unrealized gain (loss) on available-for-sale debt securities, net of tax	5	(3)	2

Unrealized gain on cash flow hedges	1	—	—
Tax expense	—	—	—
Unrealized gain on cash flow hedges, net of tax	1	—	—

Other comprehensive income (loss), net of tax	6	(3)	2

Total comprehensive income, net of tax	$524	$274	$720

See Notes to the audited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
(Millions, except preferred shares and percentages)
ASSETS
Cash and cash equivalents	$3,604	$3,679
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities: 2025, $10,708; 2024, $12,408)	18,805	18,896
Allowance for credit losses	(2,106)	(2,241)
Credit card and other loans, net	16,699	16,655
Investments (includes investment securities carried at fair value: 2025, $221; 2024, $217)	284	266
Property and equipment, net	117	142
Goodwill and intangible assets, net	716	746
Other assets	1,243	1,403
Total assets	$22,663	$22,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$13,916	$13,082
Debt issued by consolidated variable interest entities	3,422	4,558
Long-term and other debt	886	999
Other liabilities	1,112	1,201
Total liabilities	19,336	19,840
Commitments and contingencies (Note 20)
Stockholders’ equity
Preferred stock, $0.01 par value; authorized, 75.0 thousand shares; issued and outstanding: 2025, 75.0 thousand shares; 2024, no shares	—	—
Common stock, $0.01 par value; authorized, 200.0 million shares; issued and outstanding: 2025, 44.1 million shares; 2024, 49.1 million shares	—	1
Additional paid-in capital	1,868	2,073
Retained earnings	1,475	999
Accumulated other comprehensive loss	(16)	(22)
Total stockholders’ equity	3,327	3,051
Total liabilities and stockholders’ equity	$22,663	$22,891

See Notes to the audited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
(Millions, except preferred shares in thousands and per shares amounts)
Balance as of December 31, 2022	—	$—	49.9	$1	$2,192	$93	$(21)	$2,265
Net income	—	—	—	—	—	718	—	718
Other comprehensive income	—	—	—	—	—	—	2	2
Stock-based compensation	—	—	—	—	44	—	—	44
Capped call transactions for convertible senior notes due 2028, net of tax	—	—	—	—	(30)	—	—	(30)
Repurchases of common stock	—	—	(0.9)	—	(35)	—	—	(35)
Dividends and dividend equivalent rights declared ($0.84 per common share)	—	—	—	—	—	(44)	—	(44)
Issuances of shares to employees, net of shares withheld for employee taxes	—	—	0.3	—	(2)	—	—	(2)
Balance as of December 31, 2023	—	$—	49.3	$1	$2,169	$767	$(19)	$2,918
Cumulative effect of change in accounting principle (1)	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	277	—	277
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	—	—	54	—	—	54
Repurchases of common stock	—	—	(1.0)	—	(55)	—	—	(55)
Repurchases of Convertible Notes	—	—	—	—	(88)	—	—	(88)
Dividends and dividend equivalent rights declared ($0.84 per common share)	—	—	—	—	—	(44)	—	(44)
Issuances of shares to employees, net of shares withheld for employee taxes	—	—	0.8	—	(7)	—	—	(7)
Balance as of December 31, 2024	—	$—	49.1	$1	$2,073	$999	$(22)	$3,051
Net income	—	—	—	—	—	518	—	518
Other comprehensive income	—	—	—	—	—	—	6	6
Stock-based compensation	—	—	—	—	56	—	—	56
Issuance of preferred stock	75.0	—	—	—	71	—	—	71
Repurchases of common stock	—	—	(5.7)	(1)	(312)	—	—	(313)
Repurchases of Convertible Notes	—	—	—	—	(4)	—	—	(4)
Dividends and dividend equivalent rights declared ($0.86 per common share)	—	—	—	—	—	(42)	—	(42)
Issuances of shares to employees, net of shares withheld for employee taxes	—	—	0.7	—	(16)	—	—	(16)
Balance as of December 31, 2025	75.0	$—	44.1	$—	$1,868	$1,475	$(16)	$3,327
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
See Notes to the audited Consolidated Financial Statements

BREAD FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024	2023
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$518	$277	$718
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,242	1,397	1,229
Depreciation and amortization	80	90	116
Deferred income taxes	90	(85)	(68)
Non-cash stock-based compensation	56	54	44
Amortization of deferred financing costs	16	21	26
Amortization of deferred origination costs	75	92	92
Gain on portfolio sale	(3)	(11)	(230)
Loss on debt extinguishment	74	117	7
Change in other operating assets and liabilities
Change in other assets	57	42	28
Change in other liabilities	(96)	(109)	—
Other	(17)	(26)	25
Net cash provided by operating activities	2,092	1,859	1,987
CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	(1,345)	(840)	(1,154)
Proceeds from sale of credit card loan portfolios	—	101	2,499
Purchases of credit card loan portfolios	—	(377)	(473)
Purchases of investments	(22)	(31)	(50)
Maturities of investments	20	14	14
Other, including capital expenditures	(24)	(36)	(48)
Net cash (used in) provided by investing activities	(1,371)	(1,169)	788
CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	900	300	1,401
Repayments/maturities of unsecured borrowings under debt agreements	(1,079)	(894)	(1,882)
Debt issued by consolidated variable interest entities	925	2,390	2,592
Repayments/maturities of debt issued by consolidated variable interest entities	(2,063)	(1,727)	(4,807)
Net increase (decrease) in deposits	835	(541)	(209)
Payment of deferred financing costs	(24)	(15)	(63)
Net proceeds from the issuance of preferred stock	71	—	—
Repurchases of common stock	(313)	(55)	(35)
Dividends and dividend equivalent rights paid	(42)	(43)	(42)
Payment of Capped Call transactions	—	—	(39)
Other	(17)	(7)	(2)
Net cash used in financing activities	(807)	(592)	(3,086)
Change in cash, cash equivalents and restricted cash	(86)	98	(311)
Cash, cash equivalents and restricted cash at beginning of period	3,714	3,616	3,927
Cash, cash equivalents and restricted cash at end of period	$3,628	$3,714	$3,616
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$868	$922	$861
Cash paid during the year for income taxes, net	$53	$227	$292
Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,604	$3,679	$3,590
Restricted cash included within Other Assets	24	35	26
Total cash, cash equivalents and restricted cash	$3,628	$3,714	$3,616

The Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations.

See Notes to the audited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

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

Our partner base consists of large consumer-based businesses, including well-known brands such as (alphabetically) AAA, Academy Sports + Outdoors, Caesars, Dell Technologies, Hard Rock International, the NFL, Raymour & Flanigan, Saks Fifth Avenue, Signet, Ulta and Victoria’s Secret, as well as small- and medium-sized businesses (SMBs). Our partner base is well diversified across a broad range of industries and retail verticals, including travel and entertainment, specialty apparel, health and beauty, jewelry, sporting goods, technology and electronics, as well as home and furniture. We believe our comprehensive suite of payment, lending and saving solutions, along with our related marketing and data and analytics, allows us to offer products relevant across all customer segments (Gen Z, Millennial, Gen X and Baby Boomers). The breadth and quality of our product and service offerings, coupled with our customer-centric approach, have enabled us to establish and maintain long-standing partner relationships. We operate our business through a single reportable segment, with our primary source of revenue being from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners.

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

Significant Accounting Policy	Note Number	Note Title
Credit Card and Other Loans	Note 2	Credit Card and Other Loans
Allowance for Credit Losses	Note 3	Allowance for Credit Losses
Transfers of Financial Assets	Note 4	Securitizations
Investments	Note 5	Investments
Goodwill	Note 6	Goodwill and Intangible Assets, Net
Intangible Assets, Net	Note 6	Goodwill and Intangible Assets, Net
Stock-Based Compensation Expense	Note 14	Stock-Based Compensation
Income Taxes	Note 17	Income Taxes
Earnings Per Share	Note 18	Earnings Per Share

Principles of Consolidation

The accompanying audited Consolidated Financial Statements include the accounts of BFH and all subsidiaries in which we have a controlling financial interest. For voting interest entities, a controlling financial interest is determined when we are able to exercise control over the operating and financial decisions of the investee. For variable interest entities (VIEs), which are themselves determined based on the amount and characteristics of the equity in the entity, we have a controlling financial interest when we are determined to be the primary beneficiary. The primary beneficiary is the party having both (i) the power to exercise control over the activities that most significantly impact the VIE’s financial performance, as well as (ii) the obligation to absorb the losses of, or the right to receive the benefits from, the VIE that could potentially be significant to that VIE. We are the primary beneficiary of our master securitization trusts and therefore consolidate these securitization trusts within our audited Consolidated Financial Statements.

In cases where we do not have a controlling financial interest, but we are able to exert significant influence over the operating and financial decisions of the investee, we account for such investments under the equity method.

All intercompany transactions have been eliminated.

Segment Reporting

We operate as a single reportable segment, where we manage our business and assess financial performance on a consolidated basis. Our single reportable segment’s primary source of revenue is from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners. Our primary expense is Provision for credit losses driven by Net principal losses from our various credit card and other loan products. Our key financial metrics include the growth in and yield on our Credit card and other loans, Net interest margin, operating leverage and Efficiency ratio, our various capital ratios, Return on average tangible common equity, and credit-related ratios such as our Delinquency rate, Net principal loss rate and Reserve rate. Our Chief Operating Decision Maker (CODM) regularly receives and reviews consolidated operating results and uses our key financial metrics to evaluate the performance of the Company, focusing primarily on Income from continuing operations before income taxes from the Consolidated Statements of Income, to make decisions regarding the allocation of resources and assessment of performance. The function of CODM is performed by our President and Chief Executive Officer.

Amounts Based on Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments about future events that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the audited Consolidated Financial Statements, as well as the reported amounts of income and

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

expenses during the reporting periods. The most significant of those estimates and judgments relate to our Allowance for credit losses and Goodwill; actual results could differ.

Consolidated Statements of Income

We recognize revenue when obligations under the terms of a contract with a customer are satisfied. Payments made pursuant to contractual arrangements with our brand partners or other customers are classified as contra-revenue, except where we receive goods, services or other benefits for which the fair value is determinable and measurable, in which case they are recorded as expense. Our primary source of revenue is from Interest and fees on loans from our various credit card and other loan products, and to a lesser extent from contractual relationships with our brand partners. The following describes our recognition policies across the various sources of revenue we earn.

Interest and fees on loans: Represents revenue earned on customer accounts owned by us, and is recognized in the period earned in accordance with the contractual provisions of the credit agreements. Interest and fees continue to accrue on all accounts, except in limited circumstances, until the account balance and all related interest and fees are paid or charged-off, which happens in the month during which an account becomes 180 days past due for credit card loans or 120 days past due for other loans, which consist primarily of our pay-over-time products, which include installment loans and “split-pay” offerings. Charge-offs of unpaid interest and fees are recorded as a reduction of Interest and fees on loans. Direct loan origination costs on Credit card and other loans are deferred and amortized on a straight-line basis over a one-year period for credit card loans, or for other loans, over the life of the loan, and are recorded as a reduction of Interest and fees on loans. As of December 31, 2025 and 2024, the remaining unamortized deferred direct loan origination costs were $42 million and $45 million, respectively, and included in Total credit card and other loans.

Interest on cash and investment securities: Represents revenue earned on cash and cash equivalents as well as investments in debt securities, and is recognized in the period earned.

Interchange revenue, net of retailer share arrangements: Represents revenue earned from merchants, including our brand partners, and cardholders from processing and servicing accounts, and is recognized as such services are performed. Such revenue primarily consists of merchant and interchange fees, which are transaction fees charged to the merchant for the processing of credit card transactions and are recognized at the time the cardholder transaction occurs. Our credit card program agreements may also provide for royalty payments, or retailer share arrangements, to our brand partners based on purchase volume or if certain contractual incentives are met (such as if the economic performance of the program exceeds a contractually defined threshold), or for new accounts acquired. These amounts are recorded as contra-revenue, i.e., as a reduction of revenue, in the period incurred. Also recorded as a contra-revenue, costs of cardholder reward arrangements are recognized when the rewards are earned by the cardholders and are generally classified as a reduction of revenue. Where we are responsible for reward redemption under the cardholder reward arrangements, we maintain a liability included in Other liabilities on the Consolidated Balance Sheets. Our liability is impacted by the terms and conditions of the specific reward arrangements, the costs of fulfillment, and anticipated redemption rates. Where our brand partners are responsible for reward redemption under the cardholder reward arrangements, our obligation to cover certain costs of rewards earned by the cardholders is satisfied as we make payments to the brand partners and, typically, no liability is recognized.

Other non-interest income: Represents ancillary revenues earned from cardholders, consisting primarily of monthly fees from the purchase of certain payment protection products, which are recognized based on the average cardholder account balance over time and can be cancelled at any point by the cardholder, as well as paper statement fees and losses from our equity method investment in Loyalty Ventures Inc. (LVI).

Contract costs: We recognize contract costs, such as up-front payments made pursuant to contractual agreements with brand partners, as assets. Such costs are deferred and recognized on a straight-line basis over the term of the related agreement. Depending on the nature of the contract costs, the amortization is recorded as either a contra-revenue through a reduction to Non-interest income, or as a charge to Non-interest expenses, in the Consolidated Statements of Income. Amortization of contract costs recorded as a reduction of Interchange revenue, net of retailer share arrangements, was $42 million, $51 million and $59 million for the years ended December 31, 2025, 2024 and 2023, respectively; amortization of contract costs recorded across various Non-interest expense categories totaled $10 million for the year ended December 31, 2025 and $12 million in both 2024 and 2023. As of December 31, 2025 and 2024, the remaining unamortized contract costs were $205 million and $228 million, respectively, and are included in Other assets on the Consolidated Balance Sheets.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

We perform an impairment assessment when events or changes in circumstances indicate that the carrying amount of our contract costs may not be recoverable. No impairment charges were recognized during either of the years ended December 31, 2025 or 2024. However, for the year ended December 31, 2023 we recognized a $7 million impairment charge in Other non-interest expenses in our Consolidated Statements of Income for certain of our deferred contract costs.

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

Consolidated Balance Sheets

Cash and cash equivalents: Includes cash and due from banks, interest-bearing cash balances such as those invested in money market funds, as well as other highly liquid short-term investments with an original maturity of three months or less. As of December 31, 2025 and 2024, respectively, cash and due from banks was $386 million and $330 million, interest-bearing cash balances were $3.2 billion and $3.1 billion, and short-term investments were $26 million and $272 million. Restricted cash primarily includes cash restricted for principal and interest repayments of debt issued by our consolidated VIEs, as well as other restricted amounts including cash pledged to collateralize our derivative contracts. Restricted cash is recorded in Other assets on the Consolidated Balance Sheets and totaled $24 million and $35 million as of December 31, 2025 and 2024, respectively.

Property and equipment: Furniture, equipment and leasehold improvements are carried at cost less accumulated depreciation, and depreciation is recognized on a straight-line basis. Costs incurred during construction are capitalized; depreciation begins once the asset is placed in service and is also recognized on a straight-line basis. Our furniture and equipment is depreciated over the estimated useful lives of the assets, which range from less than one year to 10 years, while leasehold improvements are depreciated over the lesser of the remaining terms of the respective leases, or the useful lives of the improvements, and range from one year to 16 years. Depreciation expense, including purchased software, totaled $20 million, $20 million and $19 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Costs associated with the acquisition or development of internal-use software are also capitalized and recorded in Property and equipment. Once the internal-use software is ready for its intended use, the cost is amortized on a straight-line basis over the software’s estimated useful life. As of December 31, 2025, our internal-use software has estimated useful lives ranging from one year to 10 years. As of December 31, 2025 and 2024, the net amount of unamortized capitalized internal-use software costs included in Property and equipment on the Consolidated Balance Sheets was $54 million and $71 million, respectively. Amortization expense on capitalized internal-use software costs totaled $30 million, $35 million and $60 million for the years ended December 31, 2025, 2024 and 2023, respectively.

We review long-lived assets and asset groups for impairment whenever events or circumstances indicate their carrying amounts may not be recoverable. An impairment is recognized if the carrying amount is not recoverable and exceeds the asset or asset group’s fair value. No impairment of a long-lived asset or asset group was recognized during the years ended December 31, 2025, 2024 and 2023.

Leases: We have various operating leases for facilities and equipment which are recorded as lease-related assets (i.e., right-of-use assets) and liabilities for those leases with terms greater than 12 months. We do not have any finance leases. We determine if an arrangement is a lease or contains a lease at inception, and we do not separate lease and non-lease components. Right-of-use assets are recognized as of the lease commencement date at amounts equal to the respective lease liabilities, adjusted for any prepaid lease payments, initial direct costs and lease incentives, and are recorded in Other assets on the Consolidated Balance Sheets. Our lease liabilities are recognized as of the lease commencement date, or upon

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

modification of the lease, at the present value of the contractual fixed lease payments, discounted using our incremental borrowing rate (as the rate implicit in the lease is typically not readily determinable) and are recorded within Other liabilities on the Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Leases with an initial term of 12 months or less are not recognized on the Consolidated Balance Sheets; lease expense for these leases is recognized on a straight-line basis over the lease terms. Total lease expense for the years ended December 31, 2025, 2024 and 2023 was $15 million, $14 million, and $25 million, respectively, including variable lease costs and sublease income, which were insignificant.

As with other long-lived assets, right-of-use assets are reviewed for impairment whenever events and circumstances indicate their carrying amounts may not be recoverable. No impairment of a right-of-use asset was recognized during the years ended December 31, 2025, 2024 and 2023.

Derivatives: From time to time we may enter into derivative transactions to support our overall risk management activities. Our primary financial risks stem from the impact on our earnings and economic value of equity due to changes in interest rates, and to a lesser extent, changes in foreign exchange rates, and therefore we may use derivative financial instruments to manage our exposure to these financial risks. We do not trade or speculate in derivatives. Subject to the criteria set forth in GAAP, we will either designate our derivatives in qualifying hedging relationships, or as economic hedges should the criteria in GAAP not be met. All derivatives that we enter into are recognized at fair value in our Consolidated Balance Sheets, where our derivative receivables are included in Other assets and our derivative payables are included in Other liabilities. As permitted by GAAP, when a legally enforceable master netting agreement exists between us and the derivative counterparty, we present derivative receivables and derivative payables with the same counterparty on a net basis in the Consolidated Balance Sheets, including any related cash collateral receivables and payables. We have managed our interest rate sensitivity in part by changing the duration and re-pricing characteristics of a portion of our variable rate credit card loan portfolio by using interest rate swaps. We also use foreign currency forwards to limit our earnings and capital exposures to foreign exchange risk by hedging our limited exposures denominated in foreign currencies, in particular, Canadian dollars.

We have entered into receive-fixed, pay-floating interest rate swaps to modify the interest rate characteristics of designated credit card loans from a floating rate to a fixed rate in order to reduce the impact of changes in forecasted future cash flows due to fluctuations in market interest rates. We designate our interest rate swaps as qualifying accounting cash flow hedges. As of December 31, 2025 and 2024, we had outstanding interest rate swaps with a total notional amount of $500 million and $1.5 billion. The impacts of our cash flow hedges were insignificant to the Consolidated Financial Statements for the periods presented on both a gross basis and, where applicable, a net basis.

We have also entered into foreign currency forwards to limit our Canadian dollar exposure, which we account for as economic hedges (as the criteria under GAAP for designation have not been met). As of December 31, 2025 and 2024, we had outstanding foreign currency forwards with a total notional amount of $45 million and $73 million, respectively. The impacts of our economic hedges were insignificant to the Consolidated Financial Statements for the periods presented.

The notional amounts disclosed above are not exchanged on our derivatives. While these notional amounts provide an indication of the volume of our derivative activity, they significantly exceed, in our view, the possible losses that could arise from the associated transactions.

CONCENTRATIONS

We depend on a limited number of large partner relationships for a significant portion of our revenue. As of and for the year ended December 31, 2025, our five largest credit card programs (based on Total net interest and non-interest income) accounted for approximately 49% of our Total net interest and non-interest income excluding the gain on sale and 44% of our End-of-period credit card and other loans. In particular, our programs with (alphabetically) Signet Jewelers, Ulta Beauty and Victoria’s Secret & Co. and its retail affiliates, each accounted for 10% or more of our Total net interest and non-interest income for the year ended December 31, 2025. A decrease in business from, or the loss of, any of our significant partners for any reason, could have a material adverse effect on our business.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Recently Adopted during 2025
Standard	Guidance	Timing and Financial Statement Impact
Income Taxes: Improvements to Income Tax Disclosures Issued December, 2023	Requires greater disaggregation of rate reconciliation and income taxes paid information, as well as other changes intended to enhance the transparency and decision-usefulness of income tax disclosures.	Adopted effective with this report on a prospective basis.

Adoption required enhancements to our income tax disclosures but did not have a significant impact on our financial reporting, or on our operational processes, controls and governance in support of the new guidance.
Accounting Standards Recently Issued but Not Yet Adopted as of December 31, 2025
Standard	Guidance	Timing and Financial Statement Impact
Debt – Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments Issued November, 2024	Improves the relevance and consistency in application of the induced conversion guidance for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible.	Adopted January 1, 2026.

Adoption had no impact on our financial reporting and will not have any impact in the near term as all of our Convertible Notes had been extinguished and no Convertible Notes remained outstanding as of December 31, 2025. Additionally, adoption did not have a significant impact on our operational processes, controls and governance in support of the new guidance.
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses Issued November, 2024	Requires disaggregated disclosure of certain income statement expenses on the face of the Consolidated Statements of Income, and further disaggregation of certain expense captions into specified categories in disclosures within the notes to the Consolidated Financial Statements.	Effective beginning with our Annual Report on Form 10-K for the year ending December 31, 2027, and effective for interim reporting periods beginning in 2028. Early adoption is permitted, although we do not plan to early adopt.

Adoption is not expected to have a significant impact on our financial reporting, or on our operational processes, controls and governance in support of the new guidance.
Intangibles – Goodwill and Other – Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software Issued September, 2025	Amends certain aspects of the accounting for and disclosure of internal-use software costs, including removing all references to prescriptive and sequential software development stages to align better with current software development methods, e.g., agile.	Effective January 1, 2028. Early adoption is permitted, although we do not plan to early adopt.

Adoption is not expected to have a significant impact on our financial reporting, or on our operational processes, controls and governance in support of the new guidance.
Financial Instruments – Credit Losses: Purchased Loans Issued November, 2025	Amends the accounting for acquired loans (excluding credit cards) that meet certain criteria at acquisition (referred to as purchased seasoned loans) by recognizing them at their purchase price plus an allowance for expected credit losses (i.e., the gross-up approach).	Effective January 1, 2027. Early adoption is permitted, although we do not plan to early adopt.

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

The following table provides Credit card and other loans, as of December 31:

	2025	2024
(Millions)
Credit card loans	$18,417	$18,586
Other loans	388	310
Total credit card and other loans (1)(2)	18,805	18,896
Less: Allowance for credit losses	(2,106)	(2,241)
Credit card and other loans, net	$16,699	$16,655
__________________________________
(1)Includes $10.7 billion and $12.4 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of December 31, 2025 and 2024, respectively.
(2)Includes $378 million of accrued interest and fees that have not yet been billed to cardholders as of both December 31, 2025 and 2024.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Card and Other Loans Aging

The following table provides the delinquency trends of our Credit card and other loans portfolio, based on the amortized cost, as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
December 31, 2025	$359	$282	$676	$1,317	$17,076	$18,393

December 31, 2024	$369	$288	$730	$1,387	$17,105	$18,492
______________________________
(1)Other loans delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the primary difference between the amortized cost basis included in the table above and the carrying value of our Credit card and other loans relates to the exclusion of unbilled finance charges and fees from the amortized cost basis. For both December 31, 2025 and 2024, accrued interest and fees that have not yet been billed to cardholders were $378 million, and included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. This practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 3.0%, 4.1% and 2.6%, for the years ended December 31, 2025, 2024, and 2023 respectively. Our re-aging practices comply with regulatory guidelines.

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

Delinquencies: An account is contractually delinquent if we do not receive the minimum payment due by the specified due date. Our policy is to continue to accrue interest and fee income on all accounts, except in limited circumstances, until the balance and all related interest and fees are paid or charged-off. After an account becomes 30 days past due, a proprietary collection scoring algorithm automatically scores the risk of the account becoming further delinquent; based upon the level of risk indicated, a collection strategy is deployed, which may include tech-enabled, targeted collections strategies to engage with cardholders in the most efficient communication channel. If after exhausting all in-house collection efforts we are unable to collect on the account, we may engage collection agencies or outside attorneys to continue those efforts, or sell the charged-off balances.

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., principal balances greater than 30 days past due) as of the end of the period, by the outstanding principal amount of Credit card and other loans as of the same period-end. As of December 31, 2025 and 2024, our Delinquency rates were 5.8% and 5.9%, respectively.

Net Principal Losses: Our net principal losses include the principal amount of Credit card and other loans that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud).

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Our credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Our pay-over-time products, which include installment loans and “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for credit card loans and 120 days past due for installment loans and “split-pay” offerings. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $924 million, $1,027 million and $954 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period. Beginning in January 2024, we revised the calculation of Average credit card and other loans to more closely align with industry practice by incorporating an average daily balance. Prior to 2024, Average credit card and other loans represent the average balance of the loans at the beginning and end of each month, averaged over the periods indicated. For the years ended December 31, 2025, 2024 and 2023, our Net principal loss rates were 7.7%, 8.2%, and 7.5%, respectively.

Overall Credit Quality: As part of our credit risk management activities for our credit card loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders’ broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits and therefore have the lowest credit risk; (ii) 601 to 660, considered to have moderate credit risk; and (iii) 600 or less, which are considered weaker credits and therefore have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes less than 0.1% of the total credit card loans balance as of both December 31, 2025 and 2024, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of credit card loans by Vantage score as of December 31:

	Vantage
	2025			2024
	661 or Higher	601 to 660	600 or Less	661 or Higher	601 to 660	600 or Less
Credit card loans	59%	27%	14%	58%	27%	15%

As part of our credit risk management activities for our Other loans portfolio, we also assess overall credit quality by reviewing information from credit bureaus. We have historically utilized Fair Isaac Corporation (FICO) credit scores to assist in our assessment of the credit quality for our Other loans portfolio, but in early 2024 we completed a transition to Vantage scoring. The scoring scale produced by both FICO and Vantage is similar in that scores of 600 or less are considered weaker scores and as per our categorization method would have the highest credit risk. The amortized cost basis of Other loans totaled $365 million and $298 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, approximately 88% of these loans were originated with customers with scores of 661 or above, and correspondingly approximately 12% of these loans were originated with customers with scores below 661. Similarly, as of December 31, 2024, approximately 84% and 16% of these loans were originated with customers with Vantage scores of 661 or above, and below 661, respectively.

Modified Credit Card Loans

Consumer Relief Programs

As part of our collections strategy, we may offer temporary and short term programs in order to improve the likelihood of collections and meet the needs of our customers. For example, as a result of hurricanes Helene and Milton in September and October of 2024, respectively, we froze delinquency progression for cardholders in Federal Emergency Management Agency identified impact zones for one billing cycle. Our modifications, for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments.

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

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The following table provides information relating to credit card loans to borrowers experiencing financial difficulty that were granted a concession under a Loan Modification program during the years ended December 31:

	2025	2024	2023
(Millions, except percentages)
Account balance (1)	$325	$303	$269
% of Total credit card loans	1.8%	1.7%	1.4%
Weighted average interest rate reduction (% points)	23.5%	22.0%	19.2%
__________________________________
(1)Represents the outstanding balances as of December 31, 2025, 2024 and 2023 of all Loan Modifications undertaken in the past twelve months, for credit card loans that remain in modification programs on December 31, 2025, 2024 and 2023, respectively. The outstanding balances include principal, accrued interest and fees.

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

The following table provides the performance of our credit card loans that were modified within the 12 months prior to the dates presented and remain in a Loan Modification program as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications – Credit Card Loans
	31 to 60 Days Past Due	61 to 90 Days Past Due	91 or more Days Past Due	Total	Total Current	Total
(Millions)
December 31, 2025	$24	$22	$26	$72	$253	$325

December 31, 2024	$21	$18	$22	$61	$242	$303

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates for the years ended December 31; the probability of default is factored into the Allowance for credit losses:

	2025	2024	2023
(Millions, except for Number of modifications)
Number of modifications	14,196	15,663	14,196
Outstanding balance	$29	$29	$23

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

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and across our credit card loan portfolio, by monitoring the size and maturity of our loan portfolio and applying consistent risk-based underwriting standards reflective of current and anticipated macroeconomic conditions. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $98 billion and $103 billion as of December 31, 2025 and 2024, respectively. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of December 31, 2025 and 2024, there were no credit card loans held for sale.

During the year ended December 31, 2025, we did not sell any credit card loan portfolios.

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

Portfolio Acquisitions

During the year ended December 31, 2025, we did not acquire any credit card loan portfolios.

In August 2024, we acquired a credit card loan portfolio for cash consideration of approximately $378 million.

3. ALLOWANCE FOR CREDIT LOSSES

The Allowance for credit losses represents our estimate of expected credit losses over the estimated life of our Credit card and other loans, incorporating future macroeconomic forecasts in addition to information about past events and current conditions. Our estimate under the Current Expected Credit Loss (CECL) approach is significantly influenced by the composition, characteristics and quality of our portfolio of Credit card and other loans, as well as the prevailing economic conditions and forecasts utilized. The Allowance for credit losses includes an estimate for uncollectible principal as well as billed, unpaid interest and fees. Principal losses, net of recoveries are deducted from the Allowance for credit losses. Losses of unpaid interest and fees are recorded as a reduction to Interest and fees on loans upon charge-off. The Allowance for credit losses is maintained through an adjustment to the Provision for credit losses and is evaluated for appropriateness on a quarterly basis.

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

Other Loans

We measure our Allowance for credit losses on Other loans, consisting primarily of our installment loans and “split-pay” offerings, using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of December 31, 2025 and 2024, the Allowance for credit losses on Other loans was $26 million and $30 million, respectively.

Allowance for Credit Losses Rollforward

The following table provides our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on other loans is insignificant and therefore has been included in the table below as of December 31:

	2025	2024	2023
(Millions)
Beginning balance	$2,241	$2,328	$2,464

Provision for credit losses (1)	1,242	1,397	1,229
Change in the estimate for uncollectible unpaid interest and fees	—	5	10
Net principal losses (2)	(1,377)	(1,489)	(1,375)
Ending balance	$2,106	$2,241	$2,328
______________________________
(1)Provision for credit losses includes a build/release for the Allowance for credit losses, as well as replenishment of Net principal losses.
(2)Net principal losses are presented net of recoveries of $347 million, $367 million and $332 million for the years ended December 31, 2025, 2024 and 2023, respectively. Net principal losses for the year ended December 31, 2023 include an adjustment of $10 million related to the effects of the purchase of previously written-off accounts that were sold to a third-party debt collection agency; no such adjustment was made for the years ended December 31, 2025 and 2024.

For the year ended December 31, 2025, the factors that influenced the decrease in the Allowance for credit losses are lower Credit card and other loans, as well as a decrease in the reserve rate over the period. Our reserve rate was 11.2% as of

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

December 31, 2025, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes, including ongoing uncertainty around inflation and unemployment.

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

Under the Indentures of each Trust and their Indenture Supplements, we are required to maintain minimum interests in our Trusts ranging from 4% to 10% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the years ended December 31, 2025, 2024 and 2023, no such triggering events occurred.

The following tables provide the total securitized credit card loans, and related delinquencies, and net principal losses of securitized credit card loans for the periods presented:

	December 31, 2025	December 31, 2024
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$10,708	$12,408
Of which: principal amount of credit card loans 91 days or more past due	$257	$305

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
(Millions)
Net principal losses of securitized credit card loans	$786	$852	$801

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. INVESTMENTS

Investments include investment securities and various other investments primarily held by the Banks for Community Reinvestment Act (CRA) purposes. Investment securities consist of available-for-sale (AFS) debt securities, which are mortgage-backed securities and municipal bonds, and equity securities, which are mutual funds. Investment securities are carried at fair value on the Consolidated Balance Sheets. We also have other investments, which primarily include a portfolio of investments in certain limited partnerships and limited liability companies accounted for under the equity method, and therefore are recorded at cost and adjusted each period for our share of the investee’s earnings or losses, less any impairment. Other investments also include an insignificant tax credit investment where we elected to apply the proportional amortization method of accounting, for which the impacts of both the amortization of the investment and income tax benefits are fully recognized in the Provision for income taxes. Refer to Note 12, “Fair Values of Financial Instruments” for a description of our methodology for determining the fair values of our investment securities.

The following table provides a summary of our Investments as of December 31:

	2025	2024
(Millions)
Investment securities
Available-for-sale debt securities	$171	$170
Equity securities	50	47
Total investment securities	221	217
Equity method and other investments	63	49
Total Investments	$284	$266

For AFS debt securities in an unrealized loss position, any estimated credit losses are recognized in the Consolidated Statements of Income by establishing or adjusting an existing Allowance for credit losses for such losses. We typically invest in highly-rated securities with low probabilities of default; therefore, we did not have an Allowance for credit losses as of either December 31, 2025 or 2024, and did not recognize any credit losses for the periods presented. Any unrealized gains, or any portion of an AFS debt security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. The gross unrealized losses on our AFS debt securities are primarily attributable to an increase in the current benchmark interest rate. Any realized gains and losses are recorded in Other non-interest expenses in the Consolidated Statements of Income upon disposition of the AFS debt security, using the specific identification method. Gains and losses on investments in equity securities and CRA-related equity method investments are recorded in Other non-interest expenses in the Consolidated Statements of Income.

The table below provides unrealized gains and losses on AFS debt securities as of December 31:

	2025				2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$189	$—	$(18)	$171	$195	$—	$(25)	$170
Total	$189	$—	$(18)	$171	$195	$—	$(25)	$170

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables provide information about AFS debt securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$—	$—	$135	$(18)	$135	$(18)
Total	$—	$—	$135	$(18)	$135	$(18)

	2024
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$27	$—	$140	$(25)	$167	$(25)
Total	$27	$—	$140	$(25)	$167	$(25)

As of December 31, 2025, our AFS debt securities included mortgage-backed securities and municipal bonds. The mortgage-backed securities, which do not have a single maturity date, have an amortized cost and estimated fair value of $158 million and $143 million, respectively, with a weighted average yield of 3.21%. The municipal bonds which all have a maturity date greater than ten years, have an amortized cost and estimated fair value of $31 million and $28 million, respectively, with a weighted average yield of 3.86%. Weighted average yield is computed using the effective yield of each security owned at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts. Accrued interest on our AFS debt securities is included in Other assets on the Consolidated Balance Sheets and was insignificant as of both December 31, 2025 and 2024.

There were no realized gains or losses from the sale of any investment securities for the years ended December 31, 2025, 2024 and 2023.

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

In connection with our annual goodwill impairment evaluations, for the year ended December 31, 2025, we performed a qualitative assessment and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount. For the years ended December 31, 2024 and 2023, we elected to perform quantitative impairment assessments and concluded that the fair value of our reporting unit was in excess of its carrying amount.

Goodwill was $634 million as of December 31, 2025, 2024 and 2023. No goodwill impairment was recognized during any of those years, and there were no accumulated goodwill impairment losses as of December 31, 2025.

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

Intangible assets consisted of the following as of December 31:

	2025
	Gross Assets	Accumulated Amortization	Net	Useful Life
(Millions)
Definite-Lived Assets
Premium on purchased credit card loan portfolios	$172	$(94)	$78	3-13 years
Non-compete agreements	2	(2)	—	5 years
	174	(96)	78
Indefinite-Lived Assets
Tradename	4	—	4	Indefinite life
Total intangible assets	$178	$(96)	$82

	2024
	Gross Assets	Accumulated Amortization	Net	Useful Life
(Millions)
Definite-Lived Assets
Premium on purchased credit card loan portfolios	$221	$(113)	$108	3-13 years
Non-compete agreements	2	(2)	—	5 years
	$223	$(115)	$108
Indefinite-Lived Assets
Tradename	4	—	4	Indefinite life
Total intangible assets	$227	$(115)	$112

Amortization expense related to intangible assets was approximately $30 million, $35 million and $37 million for the years ended December 31, 2025, 2024 and 2023, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The estimated amortization expense related to intangible assets for the next five years and thereafter is as follows for the years ending December 31:

(Millions)
2026	$29
2027	24
2028	7
2029	7
2030	6
Thereafter	5
$78

7. OTHER ASSETS

The following provides a summary of Other assets as of December 31:

	2025	2024
(Millions)
Deferred tax asset, net	$616	$708
Deferred contract costs (1)	205	228
Accounts receivable, net (2)	148	145
Right-of-use assets – operating leases	63	87
Restricted cash (3)	24	35
Other (4)	187	200
Total other assets	$1,243	$1,403
______________________________
(1)See Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” for a discussion of impairment of certain deferred contract costs.
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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of December 31:

	2025	2024
(Millions)
Interest-bearing	$13,891	$13,055
Non-interest-bearing (including cardholder credit balances)	25	27
Total deposits	$13,916	$13,082

Deposits by deposit type were as follows as of December 31:

	2025	2024
(Millions)
Savings accounts
Direct-to-consumer (retail)	$4,329	$3,226
Wholesale	3,371	3,601
Certificates of deposit
Direct-to-consumer (retail)	4,193	4,461
Wholesale	1,998	1,767
Cardholder credit balances	25	27
Total deposits	$13,916	$13,082

The scheduled maturities of certificates of deposit were as follows as of December 31, 2025:

(Millions)
2026 (1)	$4,420
2027	1,295
2028	366
2029	59
2030	51
Thereafter	—
Total certificates of deposit	$6,191
______________________________
(1)The 2026 balance includes $4 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of December 31, 2025 and 2024, retail deposits that exceeded applicable Federal Deposit Insurance Corporation (FDIC) insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $638 million (5% of Total deposits) and $531 million (4% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. BORROWINGS OF LONG-TERM AND OTHER DEBT

Long-term and other debt consisted of the following as of December 31:

Description	2025	2024	Contractual Maturities	Interest Rates
(Millions, except percentages)
Long-term and other debt:
Revolving line of credit	$—	$—	October 2028	(1)
Senior notes due 2026	—	100	January 2026	7.00%
Convertible senior notes due 2028	—	10	June 2028	4.25%
Senior notes due 2029	—	900	March 2029	9.75%
Senior notes due 2031	500	—	May 2031	6.75%
Subordinated notes due 2035	400	—	June 2035	8.38%
Subtotal	900	1,010
Less: Unamortized debt issuance costs	14	11
Total long-term and other debt	$886	$999

Debt issued by consolidated VIEs:
Fixed rate asset-backed term note securities	$1,350	$1,350	Various – May 2026 to Jul. 2027	4.62% to 5.47%
Conduit asset-backed securities	2,075	3,213	Various – Oct. 2026 to Feb. 2027	(2)
Subtotal	3,425	4,563
Less: Unamortized debt issuance costs	3	5
Total debt issued by consolidated VIEs	$3,422	$4,558

Total borrowings of long-term and other debt	$4,308	$5,557
______________________________
(1)The interest rate is based upon the Secured Overnight Financing Rate (SOFR) plus an applicable margin.
(2)The interest rate is based upon SOFR, or the asset-backed commercial paper costs of each individual conduit provider plus an applicable margin. As of December 31, 2025, the interest rates ranged from 4.77% to 4.81% with a weighted average rate of 4.78%. As of December 31, 2024, the interest rates ranged from 5.48% to 5.60% with a weighted average rate of 5.54%.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of December 31, 2025, we were in compliance with all such covenants.

Long-term and Other Debt

Throughout 2025 we engaged in a number of financing-related transactions, including the issuances of senior and subordinated notes, the completion of tender offers to repurchase certain outstanding senior and subordinated notes, the redemption of certain senior notes and the completion of the repurchases of 100% of our outstanding convertible senior notes. Each of these transactions, as well as other matters relating to our liquidity and capital resources during the year, are described in more detail below.

Credit Agreement

In October 2024, we entered into our amended credit agreement with the Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility), which matures in October 2028. As of December 31, 2025, our Revolving Credit Facility was undrawn and all $700 million remained available for future borrowings.

Senior Notes Due 2026, 2028, 2029 and 2031

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

7.000% Senior Notes Due 2026

In September 2020, we issued and sold $500 million aggregate principal amount of 7.000% Senior Notes due January 15, 2026 (Senior Notes due 2026). In January 2024, we redeemed $400 million in aggregate principal amount of the Senior Notes due 2026, and in January 2025, with cash on hand, we redeemed the remaining $100 million in aggregate principal amount of our Senior Notes due 2026.

4.25% Convertible Senior Notes Due 2028

In June 2023, we issued and sold $316 million aggregate principal amount of 4.25% Convertible Senior Notes due 2028 (the Convertible Notes). Before we repurchased 100% of our outstanding Convertible Notes, the Convertible Notes bore interest at an annual rate of 4.25%, payable semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes were scheduled to mature on June 15, 2028, unless earlier repurchased, redeemed or converted.

During 2025, through discrete, privately-negotiated repurchase transactions, we repurchased the remaining $10 million in aggregate principal amount of outstanding Convertible Notes. The aggregate purchase price, or settlement value, for the repurchases during 2025 was $16 million, which was funded with cash on hand. In connection with the repurchases, we recognized a $3 million inducement expense in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the total conversion value (calculated in accordance with the indenture governing the Convertible Notes), as well as a $4 million reduction in Additional paid-in capital (APIC) related to the total conversion value paid in excess of the carrying value of the Convertible Notes repurchased and a deferred tax impact. As of December 31, 2025, all of the Convertible Notes had been extinguished and no Convertible Notes remained outstanding.

Prior to the repurchases of the Convertible Notes, the embedded conversion feature within the Convertible Notes was both considered indexed to the Company’s own equity and met the equity classification conditions; therefore, it did not require derivative accounting. Upon entering into the repurchase agreements that themselves required cash settlement of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes, the embedded conversion feature no longer met the equity classification conditions; therefore, requiring bifurcation and derivative accounting.

In connection with the issuance of the Convertible Notes, we entered into privately negotiated capped call (Capped Call) transactions with certain financial institution counterparties. At that time, these transactions were expected generally to reduce potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we were required to make in excess of the principal amount of the Convertible Notes, with such reduction and/or offset subject to a cap, based on the cap price.

All of the Capped Call transactions continue to remain outstanding, notwithstanding that no Convertible Notes remain outstanding. Although we do not trade or speculate in derivatives, we may seek to opportunistically terminate the Capped Call transactions (in full or in part from time to time) or leave the Capped Call transactions outstanding, possibly until maturity, in any such case with the objective of optimizing the stockholder value we receive under these transactions. The value that we ultimately realize from the Capped Call transactions (either in the form of cash or shares of our common stock, at our election) is subject to a number of variables, most significantly our stock price at the time the Capped Call transactions are terminated, and is subject to other potential adjustments based on the amount of our quarterly dividend, the volume of our share repurchases and other factors.

For additional information on the June 2023 issuance of our Convertible Notes and the subsequent repurchases in 2024, as well as information on our Capped Call transactions, refer to Note 10, “Borrowings of Long-Term and Other Debt” to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9.750% Senior Notes Due 2029

In June 2025, we completed a cash tender offer (the Tender Offer) pursuant to which we repurchased $150 million aggregate principal amount of our 9.750% Senior Notes due 2029 (Senior Notes due 2029). The consideration paid in the Tender Offer for each $1,000 principal amount of the Senior Notes due 2029 was $1,071, plus accrued and unpaid interest. In connection with the repurchase, we recognized a $13 million loss on extinguishment in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the carrying value of the Senior Notes due 2029.

In August 2025, we completed another cash tender offer (the Third Quarter Tender Offer) pursuant to which we repurchased $31 million in aggregate principal amount of our Senior Notes due 2029, as well as $0.1 million aggregate principal amount of 8.375% Subordinated Notes due 2035. The consideration paid in the Third Quarter Tender Offer for each $1,000 principal amount of the Senior Notes due 2029 was $1,070, plus accrued and unpaid interest. In connection with the repurchase, we recognized a $3 million loss on extinguishment in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the carrying value of the Senior Notes due 2029. See further discussion of our 8.375% Subordinated Notes due 2035, below.

In November 2025, we redeemed the remaining $719 million in aggregate principal amount of our Senior Notes due 2029 with the net proceeds from the issuance of the 6.750% Senior Notes due 2031 (as discussed below), together with cash on hand. The consideration paid in the redemption for each $1,000 principal amount of the Senior Notes due 2029 was $1,068, plus accrued and unpaid interest. In connection with the redemption, we recognized a $55 million loss on extinguishment in Other non-interest expenses representing the total settlement value, inclusive of transaction fees, in excess of the carrying value of the Senior Notes due 2029. There were no Senior Notes due 2029 outstanding as of December 31, 2025. For additional information on the issuance of our Senior Notes due 2029, refer to Note 10, “Borrowings of Long-Term and Other Debt” to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

6.750% Senior Notes Due 2031

In November 2025, we issued $500 million aggregate principal amount of 6.750% Senior Notes due 2031 (Senior Notes due 2031). The Senior Notes due 2031 accrue interest on the outstanding principal amount at a rate of 6.750% per annum from November 6, 2025, payable semi-annually in arrears, on May 15 and November 15 of each year, beginning on May 15, 2026. The Senior Notes due 2031 will mature on May 15, 2031, unless subject to earlier repurchase or redemption. We used the net proceeds from the offering of the Senior Notes due 2031, together with cash on hand, to fund the redemption in full of our outstanding Senior Notes due 2029.

8.375% Subordinated Notes Due 2035

In March 2025, we issued and sold $400 million in aggregate principal amount of 8.375% Fixed-Rate Reset Subordinated Notes due 2035 (the Subordinated Notes). The Subordinated Notes accrue interest on the outstanding principal amount (i) at a rate per annum equal to 8.375% from, and including, March 10, 2025, to, but excluding, June 15, 2030 (the Reset Date), and (ii) from, and including, the Reset Date to, but excluding, the maturity date at a rate per annum equal to the Five-Year U.S. Treasury Rate as of the date that is two business days prior to the Reset Date, plus 430 basis points. Interest on the Subordinated Notes is payable semiannually in arrears on June 15 and December 15 of each year. The Subordinated Notes will mature on June 15, 2035, unless subject to earlier repurchase or redemption. As noted above, as part of the Third Quarter Tender Offer, we repurchased $0.1 million aggregate principal amount of Subordinated Notes.

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

The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:

(Millions)	December 31, 2024		Commitment	December 31, 2025
Conduit Facilities	Capacity	Drawn (6)	Change	Capacity	Drawn	Maturity Date (7)
Comenity Bank
WFNMNT 2009-VFN (1)	$2,650	$1,955	$(900)	$1,750	$1,363	October 2026
WFNMT 2009-VFC1 (2)	—	141	—	—	—	—
Comenity Capital Bank
WFCMNT 2009-VFN (3)	2,250	867	(250)	2,000	712	February 2027
CCAST 2023-VFN1 (4)	250	250	(250)	—	—	—
CCAST 2024-VFN1 (5)	200	—	(200)	—	—	—
Total	$5,350	$3,213	$(1,600)	$3,750	$2,075
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
(3)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT). In February 2025, the 2009-VFN Conduit commitment was reduced by $250 million to $2 billion, and the Maturity Date was extended to February 2026. Then in December 2025, the Maturity Date of the 2009-VFN Conduit was further extended to February 2027.
(4)2023-VFN1 Conduit issued under Comenity Capital Asset Securitization Trust (CCAST). The purchase commitment expired on September 29, 2025 and the 2023-VFN1 Conduit was retired on October 1, 2025 pursuant to the termination, consent and waiver agreement.
(5)2024-VFN1 Conduit issued under CCAST was retired in February 2025 pursuant to the termination, consent and waiver agreement.
(6)Amounts drawn do not include $1.1 billion of debt in the form of subordinated notes issued by WFNMNT and WFCMNT as of December 31, 2024, which were not sold, but were retained by us as credit enhancements and therefore have been eliminated from the Total. The credit enhancements represented by subordinated notes issued by WFCMNT and WFNMNT were replaced with excess collateral amounts in February 2025 and October 2025, respectively, as defined in the relevant indenture supplements.
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

Fixed Rate Asset-Backed Term Notes

In May 2024, WFNMNT issued $570 million of Series 2024-A public term asset-backed notes, which mature in April 2027. The offering consisted of $500 million of Class A notes with a fixed interest rate of 5.47% per year, $44 million of zero coupon Class M notes, and $26 million of zero coupon Class B notes. The Class M and B notes were retained by us and are eliminated in consolidation. In addition, in August 2024 WFNMNT issued $500 million of Series 2024-B public term asset-backed notes, which mature in July 2027. The offering consisted of $500 million of Class A notes with a fixed interest rate of 4.62% per year. There were no asset-backed notes issued in 2025.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Maturities

The future principal payments for our Long-term and other debt are as follows, as of December 31, 2025:

Year	Long-Term and Other Debt	Debt Issued by Consolidated VIEs	Total
(Millions)
2026	$—	$1,713	$1,713
2027	—	1,712	1,712
2028	—	—	—
2029	—	—	—
2030	—	—	—
Thereafter	900	—	900
Total maturities	900	3,425	4,325
Unamortized debt issuance costs	(14)	(3)	(17)
	$886	$3,422	$4,308

10. OTHER LIABILITIES

The following provides a summary of Other liabilities as of December 31:

	2025	2024
(Millions)
Accounts payable and other brand partner liabilities	$289	$326
Accrued liabilities (1)	290	295
Long-term tax reserves	189	250
Operating lease liabilities	85	128
Other (2)	259	202
Total other liabilities	$1,112	$1,201
______________________________
(1)Primarily related to accrued payroll and benefits, professional services and regulatory fees, marketing and various other operating activities.
(2)Primarily comprised of cardholder rewards liabilities and long-term unearned revenue.

11. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the years ended December 31:

	2025	2024	2023
(Millions)
Payment protection products	$116	$120	$132
Paper statement fees	82	22	—
Loss from equity method investment	—	—	(6)
Other	2	2	2
Total other non-interest income	$200	$144	$128

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides the components of Other non-interest expenses for the years ended December 31:

	2025	2024	2023
(Millions)
Professional services and regulatory fees	$112	$112	$128
Debt repurchases	74	117	1
Occupancy expense	23	22	22
Other (1)	39	49	68
Total other non-interest expenses	$248	$300	$219
______________________________
(1)Primarily related to costs associated with various other individually insignificant operating activities.

12. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the years ended December 31, 2025 and 2024, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

The following table summarizes the carrying values and fair values of our financial assets and financial liabilities as of December 31:

	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$16,699	$18,747	$16,655	$19,011
Investment securities	221	221	217	217
Financial liabilities
Deposits	13,916	13,928	13,082	13,087
Debt issued by consolidated VIEs	3,422	3,442	4,558	4,572
Long-term and other debt	886	931	999	1,085

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

Derivative assets and liabilities: We use derivatives to manage our interest rate and foreign currency risk exposures. When quoted market prices are available and used to value our derivatives, we classify them as Level 1. However, the majority of our derivatives do not have readily available quoted market prices. Therefore, we value most of our derivatives using vendor-based models. We primarily rely on market observable inputs for these models, including, for example, interest rate yield curves and currency rates. These inputs can vary depending on the type of derivatives and nature of the underlying rate, price or index upon which the value of the derivative is based. We typically classify derivatives as Level 2 as significant inputs can be observed in a liquid market and the underlying model itself does not require significant judgment. At least annually, we reaffirm our understanding of the valuation techniques applied in our vendor-based models and validate the valuation output on a quarterly basis. Our derivatives are included in Other assets or Other liabilities on the Consolidated Balance Sheets. The fair value impacts of our derivative assets and liabilities were insignificant to the Consolidated Financial Statements for the periods presented on both a gross basis and, where applicable, a net basis.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize our financial instruments measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs, as of December 31:

	2025
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$221	$50	$171	$—
Total assets measured at fair value	$221	$50	$171	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	2024
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$217	$47	$170	$—
Total assets measured at fair value	$217	$47	$170	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including equity method investments, property and equipment, right-of-use assets, deferred contract costs, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. We did not have any impairments for the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, we wrote off the remaining $6 million of our equity method investment in LVI.

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

	2025
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,747	$—	$—	$18,747
Total	$18,747	$—	$—	$18,747

Financial liabilities
Deposits	$13,928	$—	$13,928	$—
Debt issued by consolidated VIEs	3,442	—	3,442	—
Long-term and other debt	931	—	931	—
Total	$18,301	$—	$18,301	$—

	2024
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$19,011	$—	$—	$19,011
Total	$19,011	$—	$—	$19,011

Financial liabilities
Deposits	$13,087	$—	$13,087	$—
Debt issued by consolidated VIEs	4,572	—	4,572	—
Long-term and other debt	1,085	—	1,085	—
Total	$18,744	$—	$18,744	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. EMPLOYEE BENEFIT PLANS

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

During the year ended December 31, 2025, we issued 94,497 shares of common stock under the 2015 ESPP at a weighted-average issue price of $54.69. Since the 2015 ESPP became effective on July 1, 2015, 1,015,496 shares of common stock have been issued, with 425,831 shares therefore available for issuance.

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

The Plan permits eligible employees to make Roth elective deferrals, which are included in the employee’s taxable income at the time of contribution, but not when distributed. Regular, or Non-Roth elective deferrals made by employees, together with our contributions to the Plan, and income earned on these contributions, are not taxable until withdrawn from the Plan. In 2023, we expanded our contributions to the Plan with an automatic annual deposit for eligible employees. We now automatically deposit three percent of an employee’s eligible annual pay in their 401(k) account on an annual basis, regardless of their contributions. In addition, we match an employee’s contribution fifty cents-per-dollar, up to six percent of the employee’s eligible annual compensation. For the years ended December 31, 2025, 2024 and 2023, our employer contributions were $30 million, $29 million and $30 million, respectively.

Participants in the Plan can direct their contributions and our matching contribution to numerous investment options, including our common stock. On July 20, 2001, we registered 1,500,000 shares of our common stock for issuance in accordance with the Plan pursuant to a Registration Statement on Form S-8, File No. 333-65556. As of December 31, 2025, 107,291 of such shares remain available for issuance.

Executive Deferred Compensation Plan

We also maintain an Executive Deferred Compensation Plan (EDCP). The EDCP permits a defined group of management and highly compensated employees to defer, on a pre-tax basis, a portion of their base salary and incentive compensation (as defined in the EDCP) payable for services rendered. Deferrals under the EDCP are unfunded and subject to the claims of our creditors. Each participant in the EDCP is 100% vested in their account, and account balances accrue interest at a rate established and adjusted periodically by the Compensation & Human Capital committee of our Board of Directors. As of December 31, 2025 and 2024, our outstanding liability related to the EDCP, which was included in Other liabilities on the Consolidated Balance Sheets, was $29 million and $25 million, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14. STOCK-BASED COMPENSATION

We have adopted equity compensation plans to advance the interests of BFH by rewarding certain employees for their contributions to the financial success of BFH and thereby motivating them to continue to make such contributions in the future. Under the Omnibus Incentive Plans described further below, certain shares of common stock are reserved for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock unit awards (RSUs), performance share awards, cash incentive awards, deferred stock units, and other stock-based and cash-based awards to selected officers, employees, non-employee directors and consultants performing services for us or our affiliates, with only employees being eligible to receive incentive stock options. As well, the maximum amount that may be awarded under any of our equity compensation plans to any independent member of our Board of Directors in any one calendar year may not exceed $1 million.

2020 Omnibus Incentive Plan

The 2020 Omnibus Incentive Plan (the 2020 Plan) became effective July 1, 2020 and reserved 2,400,000 shares of common stock for future grants. The 2020 Plan expires on June 30, 2030; provided that, pursuant to the terms of the 2022 Omnibus Incentive Plan (as defined below), no new grants are permitted to be made under the 2020 Plan.

2022 Omnibus Incentive Plan

The 2022 Omnibus Incentive Plan (the 2022 Plan) became effective July 1, 2022 and reserved 3,075,000 shares of common stock for future grants. The 2022 Plan expires on June 30, 2032, provided that pursuant to the terms of the 2024 Omnibus Incentive Plan (the 2024 Plan), no new grants are permitted to be made under the 2022 Plan, and all of the shares that remained available for grant under the 2022 Plan (203,687 shares) were rolled over into the 2024 Plan under the terms thereof, together with any shares that may be forfeited under the outstanding equity awards under the 2022 Plan, as discussed in more detail below.

2024 Omnibus Incentive Plan

In April 2024, our Board of Directors adopted the 2024 Plan, which was subsequently approved by our stockholders on May 14, 2024. The 2024 Plan became effective May 14, 2024 and expires on May 13, 2034. The 2024 Plan reserves 5,000,000 new shares of common stock for future grants. In addition, the 2024 Plan (i) permitted us to roll over the shares that remained available for grant under the 2022 Plan at the time the 2024 Plan was approved (203,687 shares as of May 14, 2024) and (ii) permits us to roll over and re-issue shares that are forfeited under outstanding equity awards under the 2022 Plan. As of December 31, 2025 61,300 shares had been forfeited and rolled over from the 2022 Plan to the 2024 Plan, and 1,574,387 shares remained subject to outstanding equity awards under the 2022 Plan.

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

Stock-based Compensation Expense

Stock-based compensation expense is measured at the grant date of the award, based on the fair value of the award, and is recognized ratably over the requisite service period. Stock-based compensation expense recognized in Employee compensation and benefits expense in the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 was $56 million, $54 million and $44 million, respectively, with corresponding income tax benefits of $10 million, $9 million and $8 million, respectively.

As the amount of stock-based compensation expense recognized is based on awards ultimately expected to vest, the amount recognized in the Consolidated Statements of Income has been reduced for estimated forfeitures. We estimate forfeitures at each grant date based on historical experience, with forfeiture estimates to be revised, if necessary, in subsequent periods should actual forfeitures differ from those estimates. Forfeitures were estimated at 4% for the year ended December 31, 2025, and were estimated at 5% for the years ended December 31, 2024 and 2023.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2025, there was approximately $63 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, stock-based equity awards granted to employees, which is expected to be recognized over a weighted average remaining period of approximately 1.6 years.

Restricted Stock Unit Awards

The following table summarizes RSUs activity for our stock-based compensation plans:

	Performance- Based(1)	Service- Based	Total	Weighted Average Fair Value
Balance as of December 31, 2022	164,946	1,107,663	1,272,609	$68.86
Shares granted	175,587	1,172,465	1,348,052	38.02
Shares vested	(9,254)	(434,049)	(443,303)	67.49
Shares forfeited	—	(87,527)	(87,527)	53.82
Balance as of December 31, 2023	331,279	1,758,552	2,089,831	$49.89
Shares granted	243,312	1,307,833	1,551,145	37.78
Shares vested	(95,133)	(730,635)	(825,768)	56.58
Shares forfeited	—	(68,012)	(68,012)	43.39
Balance as of December 31, 2024	479,458	2,267,738	2,747,196	$41.54
Shares granted	157,788	867,302	1,025,090	61.93
Shares vested	(99,184)	(962,815)	(1,061,999)	47.05
Shares forfeited	—	(59,233)	(59,233)	45.17
Balance as of December 31, 2025	538,062	2,112,992	2,651,054	$47.20
Outstanding and Expected to Vest			2,621,537	$46.85
______________________________
(1)    Shares granted reflect a 100% target attainment of the respective performance-based metric. Shares forfeited include those RSUs forfeited as a result of BFH not meeting the respective performance-based metric conditions.

For Service-based and Performance-based awards, the fair value of the RSUs was estimated using our closing share price on the date of grant. Service-based RSUs typically vest ratably over a three-year period. Performance-based RSUs typically cliff vest at the end of three years, if specified performance measures tied to our financial performance are met, which are measured annually over the three-year period. Performance-based RSUs granted in 2025 include a market-based relative total stockholder return modifier which is measured over the three-year vesting period. For Performance-based awards granted in 2023 and 2024, the predefined vesting criteria permit a range from 0% to 150% to be earned. For Performance-based awards granted in 2025, the predefined vesting criteria permit a range from 0% to 160% to be earned, including the +/- 10% relative total stockholder return modifier, which is measured against a defined peer group. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition.

For RSUs vested during the years ended December 31, 2025, 2024 and 2023, the total fair value, based upon our stock price at the date the RSUs vested, was $50 million, $47 million and $30 million, respectively. As of December 31, 2025, the aggregate intrinsic value of RSUs outstanding and expected to vest was $194 million.

15. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

In November 2025, we authorized and issued 75,000 shares of preferred stock as depositary shares (the Depositary Shares) for gross proceeds of $75 million, with each Depositary Share representing a 1/40th interest in our Series A 8.625% Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the Series A Preferred Stock). The Series A Preferred Stock has a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series A Preferred Stock) and as of December 31, 2025, the aggregate liquidation value was $75 million. We used the net proceeds of the offering to enter into a preferred stock transaction with one of our subsidiary banks, CCB, pursuant to which CCB issued preferred

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

stock to Parent Company on terms substantially the same as those of the Series A Preferred Stock. The CCB preferred stock is eliminated in consolidation.

We will pay dividends on the Series A Preferred Stock quarterly in arrears, when, as, and if declared by our Board of Directors, and to the extent that we have lawfully available funds to pay such dividends, on March 15, June 15, September 15, and December 15 of each year. We expect to pay dividends on our Series A Preferred Stock beginning on March 15, 2026, subject to the above referenced conditions. We may redeem the Series A Preferred Stock at our option, subject to any regulatory approval requirements as are in effect at such time, (i) in whole or in part, on any dividend payment date on or after December 15, 2030 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in either case at a redemption price equal to $1,000 per share (equivalent to $25 per Depositary Share), plus any declared and unpaid dividends. In the event we liquidate, dissolve or wind-up our business and affairs, either voluntarily or involuntarily, as noted above holders of the Series A Preferred Stock are entitled to a liquidation preference of $25 per Depositary Share, plus any declared and unpaid dividends, before we make any distribution of assets to the holders of our common stock. Holders of the Depositary Shares are entitled to all proportional rights and preferences of the Series A Preferred Stock (including dividend, voting, redemption and liquidation rights).

Stock Repurchase Programs

Periodically, we enter into stock repurchase programs, as approved by our Board of Directors. The rationale for our repurchase programs, and the amounts thereof, is to execute against our previously disclosed capital priorities to grow responsibly, maintain balance sheet strength, and return value to stockholders.

The following table provides information about our common stock repurchases under our various Board of Directors approved share repurchase authorizations, for the periods presented:

(Millions)	Amount Authorized for Repurchase	Number of Shares Repurchased (1)	Approximate Dollar Value of Shares Repurchased (2)	Amount Remaining for Future Repurchases
For the three months ended:
March 31, 2025	$150	2.1	$102	$48
June 30, 2025	—	1.1	48	—
September 30, 2025	200	0.6	40	160
December 31, 2025	200	1.9	120	$240
Total	$550	5.7	$310
______________________________
(1)Following their repurchase, these shares ceased to be outstanding shares of common stock and are now treated as authorized but unissued shares of common stock.
(2)Excludes excise taxes on stock repurchases.

Dividends

The table below summarizes the cash dividend activity we had on our common stock for the dates presented:

(Millions, except per share amounts)
Dividend Declaration Date	Dividend Payment Date	Amount Per Common Share	Amount (1)
January 30, 2025	March 21, 2025	$0.21	$10
April 24, 2025	June 13, 2025	$0.21	10
July 24, 2025	September 12, 2025	$0.21	10
October 23, 2025	December 12, 2025	$0.23	10
			$40
______________________________
(1)Excludes dividend equivalent rights paid during the period.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

No cash dividends were declared or paid on our preferred stock during 2025.

On January 29, 2026, our Board of Directors declared a quarterly cash dividend of $26.35 per share on our preferred stock and $0.23 per share on our common stock, payable on March 16, 2026, to stockholders of record at the close of business on February 27, 2026.

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of Accumulated other comprehensive loss, net of tax effects, are as follows for the periods presented:

	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Losses	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2022	$(18)	$—	$(3)	$(21)
Changes in other comprehensive income	2	—	—	2
Balance as of December 31, 2023	$(16)	$—	$(3)	$(19)
Changes in other comprehensive loss	(3)	—	—	(3)
Balance as of December 31, 2024	$(19)	$—	$(3)	$(22)
Changes in other comprehensive income	5	1	—	6
Balance as of December 31, 2025	$(14)	$1	$(3)	$(16)

17. INCOME TAXES

We file income tax returns in U.S. federal, state, local and foreign jurisdictions, as applicable. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings also include deferred income tax provisions and provisions for uncertain tax positions.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The components of our Income from continuing operations before income taxes and Provision for income taxes included in the Consolidated Statements of Income were as follows for the years ended December 31:

	2025	2024	2023
(Millions)
Components of Income from continuing operations before income taxes
Domestic	$608	$375	$964
Foreign	7	6	4
Total Income from continuing operations before income taxes	$615	$381	$968

Components of Provision for income taxes
Current
Federal	$36	$156	$261
State and local	(34)	29	37
Foreign	2	2	1
Total current income tax expense	4	187	299
Deferred
Federal	98	(73)	(65)
State and local	(7)	(10)	(2)
Foreign	(1)	(2)	(1)
Total deferred income tax expense (benefit)	90	(85)	(68)
Total Provision for income taxes	$94	$102	$231

The following table presents Income taxes paid, net of refunds for the year ended December 31:

2025
(Millions)
Federal	$33
State and local	18
Foreign	2
Total income taxes paid during the year, net of refunds (1)	$53
______________________________
(1)    During the year ended December 31, 2025 Income taxes paid, net of refunds, for the State of California were $4 million, which exceeded 5% of our Total income taxes paid, net of refunds.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In accordance with the applicable accounting guidance in effect for the year ended December 31, 2025, the following table reconciles the U.S. Federal statutory tax amount and rate to our actual effective income tax amount and rate for the year ended December 31:

	2025
	Amount	Percent
(Millions)
Income from continuing operations, before income taxes	$615

U.S. Federal statutory tax	129	21.0%
State and local income taxes, net of federal income tax effect (1)	5	0.8%
Tax credits	(3)	(0.5)%
Non-deductible expenses	5	0.9%
Changes in unrecognized tax benefits	(39)	(6.5)%
Other adjustments	(3)	(0.5)%
Effective income tax	$94	15.2%
______________________________
(1)    In 2025, state taxes in New York and Utah made up the majority (greater than 50 percent) of the tax effect in this category.

In accordance with the applicable accounting guidance in effect for the years ended December 31, 2024 and 2023, the following table reconciles the U.S. Federal statutory tax amount to our recorded Provision for income taxes for the years ended December 31:

	2024	2023
(Millions)
Expected expense at statutory rate	$80	$203
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal income tax effect	15	27
Non-deductible expenses	29	8
Valuation allowance	(1)	(5)
Audit resolutions	(20)	—
Other	(1)	(2)
Total	$102	$231

For the tax year ended December 31, 2025, the decrease in the State and local income taxes, net of federal income tax effect is primarily related to a tax law change in the State of California.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides the significant components of Deferred tax assets and liabilities as of December 31:

	2025	2024
(Millions)
Deferred tax assets
Deferred revenue	$14	$12
Allowance for credit losses	513	534
Net operating loss carryforwards and other carryforwards	47	48
Operating lease liabilities	19	29
Research & development expenses	23	53
Accrued expenses and other	80	87
Total deferred tax assets	696	763
Valuation allowance	(20)	(19)
Deferred tax assets, net of valuation allowance	676	744
Deferred tax liabilities
Deferred income	$2	$2
Depreciation	30	—
Right of use assets	13	19
Intangible assets	15	15
Total deferred tax liabilities	60	36

Net deferred tax assets	$616	$708

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$616	$708

As of December 31, 2025, included in our U.S. tax returns are approximately $107 million of U.S. federal net operating loss carryovers (NOLs) and federal capital losses of approximately $48 million to offset capital gains. With the exception of NOLs generated after December 31, 2017, these attributes expire at various times through the year 2034. As of December 31, 2025, we have state NOLs of approximately $237 million available to offset future state taxable income, as well as state capital losses of approximately $15 million to offset capital gains. With the exception of some state NOLs generated after December 31, 2017, these NOLs and capital losses will expire at various times through the year 2043. As of December 31, 2025, we have tax credits in foreign jurisdictions of approximately $4 million available to offset future tax liabilities. These credits expire at various times through the year 2041.

In 2024 we recorded a tax expense of approximately $7 million in Additional paid-in capital related to the tax impact of the repurchased Convertible Notes, specifically, the write-off of the associated deferred tax asset.

We use the portfolio approach relating to the release of stranded tax effects recorded in Accumulated other comprehensive loss.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents changes in unrecognized tax benefits:

(Millions)
Balance as of December 31, 2022	$242
Increases related to prior years’ tax positions	1
Decreases related to prior years’ tax positions	(11)
Increases related to current year tax positions	13
Settlements during the period	(10)
Lapses of applicable statutes of limitations	(20)
Balance as of December 31, 2023	$215
Increases related to prior years’ tax positions	1
Decreases related to prior years’ tax positions	(40)
Increases related to current year tax positions	9
Settlements during the period	(21)
Lapses of applicable statutes of limitations	(10)
Balance as of December 31, 2024	$154
Increases related to prior years’ tax positions	1
Decreases related to prior years’ tax positions	(27)
Increases related to current year tax positions	4
Lapses of applicable statutes of limitations	(10)
Balance as of December 31, 2025	$122

We recognize potential accrued interest and penalties related to unrecognized tax benefits in Provision for income taxes. We have potential cumulative interest and penalties with respect to unrecognized tax benefits of approximately $62 million, $86 million and $84 million as of December 31, 2025, 2024 and 2023, respectively. For those same years we recorded a benefit of approximately $19 million and expenses of $2 million and $9 million, respectively, in Provision for income taxes for potential interest and penalties for unrecognized tax benefits.

As of December 31, 2025, 2024 and 2023, we had unrecognized tax benefits of approximately $155 million, $200 million and $226 million, respectively, that, if recognized, would impact the effective tax rate.

With few exceptions, U.S. federal income tax returns are no longer subject to examination for years before 2022, and state and local income tax and foreign income tax returns are no longer subject to examination for years before 2021.

18. EARNINGS PER SHARE

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the years ended December 31:

	2025	2024	2023
(Millions, except per share amounts)
Numerator
Income from continuing operations	$521	$279	$737
Loss from discontinued operations, net of income taxes (1)	(3)	(2)	(19)
Net income available to common stockholders	$518	$277	$718

Denominator
Weighted average common stock outstanding – basic	46.8	49.6	49.8
Weighted average effect of dilutive securities
Add: net effect of dilutive unvested restricted stock awards (2)	0.8	0.7	0.2
Add: dilutive effect of Convertible Notes (3)(4)	—	0.1	—
Weighted average common stock outstanding – diluted	47.6	50.4	50.0

Basic EPS
Income from continuing operations	$11.15	$5.63	$14.79
Loss from discontinued operations	$(0.08)	$(0.05)	$(0.40)
Net income per share	$11.07	$5.58	$14.39

Diluted EPS
Income from continuing operations	$10.96	$5.54	$14.74
Loss from discontinued operations	$(0.07)	$(0.05)	$(0.40)
Net income per share	$10.89	$5.49	$14.34
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
(2)As the effect would have been anti-dilutive, for the years ended December 31, 2025, 2024 and 2023, approximately 0.4 million, 0.6 million, and 1.2 million, respectively, restricted stock awards were excluded from each calculation of weighted average dilutive common shares.
(3)The conversion feature of the Convertible Notes had a dilutive impact on EPS when the average market price of our common stock for the period exceeded the conversion price of $38.43 per share, and has been reflected in the table above. As of December 31, 2025, all of the Convertible Notes have been extinguished and no Convertible Notes remain outstanding.
(4)In connection with the issuance of the Convertible Notes, we entered into privately negotiated Capped Calls with certain financial institution counterparties. Diluted weighted average common stock does not include the impact of the Capped Calls we entered into concurrently with the issuance of the Convertible Notes, as the effect would have been anti-dilutive.

19. REGULATORY MATTERS AND CAPITAL ADEQUACY

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, each to risk weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of December 31, 2025 and 2024, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

The following table provides the actual capital ratios and minimum ratios for the Company, as well as each Bank, as of December 31:

	Ratio/Dollar Value		Minimum Ratio for Capital Adequacy Purposes *	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
(Millions, except percentages)	2025	2024
Total Company
Common equity tier 1 capital ratio (1)	13.0%	12.4%	4.5%	N/A
Tier 1 capital ratio (2)	13.4	12.4	6.0	N/A
Total risk-based capital ratio (3)	16.8	13.8	8.0	N/A
Tier 1 leverage capital ratio (4)	12.4	11.5	4.0	N/A
Total risk-weighted assets (5)	$19,755	$19,928

Comenity Bank
Common equity tier 1 capital ratio (1)	15.1%	16.5%	4.5%	6.5%
Tier 1 capital ratio (2)	15.1	16.5	6.0	8.0
Total risk-based capital ratio (3)	16.5	17.9	8.0	10.0
Tier 1 leverage capital ratio (4)	14.1	15.3	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	13.5%	15.4%	4.5%	6.5%
Tier 1 capital ratio (2)	14.1	15.4	6.0	8.0
Total risk-based capital ratio (3)	17.5	16.7	8.0	10.0
Tier 1 leverage capital ratio (4)	13.2	14.3	4.0	5.0
__________________________________
*The listed capital adequacy ratios exclude the Capital Conservation Buffer.
(1)Common equity tier 1 capital ratio represents tier 1 capital reduced by Preferred stock divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders’ equity has been reduced by Goodwill and intangible assets, net.
(2)Tier 1 capital ratio represents tier 1 capital divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders’ equity has been reduced, primarily by Goodwill and intangible assets, net. For us, tier 1 capital is primarily comprised of CET1 capital and Preferred stock.
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

In November 2023 following the consent of the Board of Managers of Comenity Servicing LLC (the Servicer), the FDIC issued a consent order to the Servicer. The Servicer is not one of our Bank subsidiaries, but is our wholly-owned subsidiary that services substantially all of our loans. The consent order arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and addresses certain shortcomings in the Servicer’s information technology (IT) systems development, project management, business continuity management, cloud operations, and third-party oversight. The Servicer entered into the consent order for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the order. The consent order does not contain any monetary penalties or fines.

The Servicer continues to take significant steps to strengthen the organization’s IT governance and address the other issues identified in the consent order, working diligently to ensure that all requirements of the consent order are satisfied. Without limiting the generality of the foregoing, the Servicer has taken steps to address each provision within the consent order and continues to comply with each ongoing requirement. The Servicer is committed to complying with the longer-term requirements of the consent order, including the enhancement of its compliance management processes and related corporate governance, compliance with the applicable system conversion requirements, and enhanced risk management and reporting. The Servicer has submitted all required deliverables under the consent order to the FDIC for its review and consideration. The Board of Managers of the Servicer continues to oversee its compliance with the requirements of the consent order and provide effective challenge to the Servicer’s management toward that end. The Board of Directors of each of the Banks also receives reporting about the Servicer and monitors the Servicer’s compliance with the provisions of the consent order.

On December 17, 2025, we filed applications with the federal and respective state banking regulators for permission to merge CB with and into CCB, with CCB being the surviving entity. Pending regulatory approval and the expiration of any applicable waiting periods, the merger of CB and CCB is expected to occur in the second half of 2026. The merger is not expected to have a significant impact on our consolidated financial position, results of operations, or liquidity.

20. COMMITMENTS AND CONTINGENCIES

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

On February 20, 2024, we and our general counsel were named as defendants in an adversary proceeding filed by the liquidating trustee in LVI’s Chapter 11 bankruptcy case in the United States Bankruptcy Court for the Southern District of Texas, captioned Pirinate Consulting Group, LLC v. Bread Financial Holdings, Inc., Case No. 24-03027 (Bankr. S.D. Tex.), alleging actual and constructive fraudulent transfers, among other claims, in connection with our spinoff of LVI. Also on February 20, 2024, the liquidating trustee filed an action in the United States District Court for the District of Delaware against us, each of the members of our Board of Directors at the time of the spinoff, and certain members of our management team, captioned Pirinate Consulting Group, LLC v. Bread Financial Holdings, Inc., Case No. 24-cv-00226-RGA (D. Del.), alleging certain breaches of fiduciary duties (and aiding and abetting breaches of fiduciary duties) in

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

connection with the spinoff. Subsequently, the liquidating trustee voluntarily dismissed without prejudice the complaint in the District of Delaware and commenced on March 20, 2024 a substantially similar action in Delaware Chancery Court, captioned Pirinate Consulting Group, LLC v. Bread Financial Holdings, Inc., Case No. 2024-0277-MTZ (Del. Ch.), against the same parties and asserting the same claims. Among other things, in each of the Texas and Delaware actions, the liquidating trustee seeks damages in the amount of approximately $750 million plus interest, fees and expenses. In the Texas action, the United States Bankruptcy Court permitted certain of the claims to move past a motion to dismiss, and on January 22, 2026, the Court denied our motion for partial summary judgment on other claims; on February 5, 2026, we filed a motion for leave to appeal that decision to the United States District Court.

We and certain current and former members of our management team have also been named as defendants in other litigation matters relating to the LVI spinoff. LoyaltyOne, Co. (the LVI subsidiary that operated its Canadian AIR MILES business) filed suit against us and our general counsel in the Ontario Superior Court of Justice in Canada on October 18, 2023, in an action captioned LoyaltyOne, Co. v. Bread Financial Holdings, Inc. et al. The lawsuit asserts that our general counsel, in his capacity as a pre-spinoff director of LoyaltyOne, Co., breached various fiduciary duties owed to LoyaltyOne, Co. in connection with the LVI spinoff and certain other transactions, and that Bread Financial assisted in and benefited from those breaches. The lawsuit seeks damages in the amount of $775 million. LoyaltyOne, Co. is also contesting our entitlement to certain potential tax refunds under the tax matters agreement, in proceedings pursuant to the Canadian Companies’ Creditors Arrangement Act in the Commercial List of the Ontario Superior Court of Justice, captioned In re Matter of a Plan of Compromise or Arrangement of LoyaltyOne, Co., Case No. CV-23-00696017-00CL (the Tax Matters Dispute). In July 2024, the judge presiding over the Tax Matters Dispute issued an order in our favor, and LoyaltyOne, Co. filed a motion for leave to appeal that order, which motion was dismissed by the Court of Appeal for Ontario in March 2025. LoyaltyOne, Co. has indicated that it will continue to seek to contest our entitlement to these potential tax refunds. A hearing is scheduled before the Ontario Superior Court of Justice in March 2026 at which LoyaltyOne, Co. and certain creditors of LVI are seeking a temporary stay of these Canadian proceedings pending final resolution of the U.S. litigation filed by the liquidating trustee or, alternatively, an order that LoyaltyOne, Co. is entitled to breach the tax matters agreement and retain the tax refunds at issue. Finally, on April 27, 2023, we and certain current and former members of our management team were named as defendants in a putative federal securities class action filed in the United States District Court for the Southern District of Ohio, captioned Newtyn Partners, LP v. Alliance Data Systems n/k/a Bread Financial Holdings, Inc., Case No. 23-cv-1451-EAS (S.D. Ohio), concerning disclosures made about LVI’s business prior to the spinoff. The lead plaintiff in this matter filed an amended complaint on March 21, 2024. In March 2025, the United States District Court for the Southern District of Ohio granted our and the other defendants’ motions to dismiss in full and with prejudice; the court entered judgment in favor of all defendants and terminated the case. The plaintiffs appealed the District Court’s ruling in the Newtyn Partners matter, and the United States Court of Appeals for the Sixth Circuit affirmed the dismissal of the suit in January 2026.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Parent Company – Condensed Statements of Income and Comprehensive Income

	Years Ended December 31,
	2025	2024	2023
(Millions)
Total interest income	$62	$11	$12
Total interest expense	108	116	111
Net interest expense	(46)	(105)	(99)
Dividends from subsidiaries	834	910	1,063
Loss from equity method investment	—	—	(6)
Total net interest and non-interest income	788	805	958
Total non-interest expenses	76	121	12
Income before income taxes and equity in undistributed net income of subsidiaries	712	684	946
Benefit for income taxes	31	38	31
Income before equity in undistributed net income of subsidiaries	743	722	977
Equity in undistributed net loss of subsidiaries	(225)	(445)	(259)
Net income	$518	$277	$718

Total comprehensive income, net of tax	$518	$277	$718

Parent Company – Condensed Balance Sheets

	December 31,
	2025	2024
(Millions)
Assets
Cash and cash equivalents (1)	$312	$21
Investment in subsidiaries	3,080	3,195
Intercompany receivables, net	733	773
Other assets	93	123
Total assets	$4,218	$4,112
Liabilities
Long-term and other debt	$886	$999
Other liabilities	5	62
Total liabilities	891	1,061
Stockholders’ equity	3,327	3,051
Total liabilities and stockholders’ equity	$4,218	$4,112
______________________________
(1)    Includes $210 million in deposits with CCB as of December 31, 2025. There were no deposits with either of our Banks as of December 31, 2024.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Parent Company – Condensed Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
(Millions)
Net cash provided by (used in) operating activities	$482	$(182)	$(422)
Cash flows from investing activities:
Investment in subsidiaries	(75)	—	—
Net increase in amounts due from subsidiaries	(450)	—	—
Dividends received	834	910	1,063
Net cash provided by investing activities	309	910	1,063
Cash flows from financing activities:
Borrowings under debt agreements	900	300	1,401
Repayments of borrowings under debt agreements	(1,079)	(894)	(1,882)
Payment of deferred financing costs	(20)	(10)	(45)
Payment of capped call transactions	—	—	(39)
Dividends paid	(42)	(43)	(42)
Repurchases of common stock	(313)	(55)	(35)
Net proceeds from the issuance of preferred stock	71	—	—
Other	(17)	(7)	(2)
Net cash used in financing activities	(500)	(709)	(644)
Change in cash, cash equivalents and restricted cash	291	19	(3)
Cash, cash equivalents and restricted cash at beginning of year	21	2	5
Cash, cash equivalents and restricted cash at end of year	$312	$21	$2

Non-cash financing activities related to the Parent Company – Condensed Statements of Cash Flows for the years ended December 31, 2025 and 2024 include the impact to Additional paid-in capital related to the debt issuance costs from the repurchased Convertible Notes.

Non-cash investing activities related to the Parent Company – Condensed Statements of Cash Flows for the year ended December 31, 2023 include a $318 million non-cash dividend in the form of an intercompany return of capital from Bread Financial Payments, Inc. to the Parent Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Bread Financial Holdings, Inc.

By:	/S/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RALPH J. ANDRETTA	President, Chief Executive Officer and Director	February 13, 2026
Ralph J. Andretta

/S/ PERRY S. BEBERMAN	Executive Vice President and Chief Financial Officer	February 13, 2026
Perry S. Beberman

/S/ J. BRYAN CAMPBELL	Senior Vice President and Chief Accounting Officer	February 13, 2026
J. Bryan Campbell

/S/ ROGER H. BALLOU	Chairman of the Board, Director	February 13, 2026
Roger H. Ballou

/S/ JOHN J. FAWCETT	Director	February 13, 2026
John J. Fawcett

/S/ JOHN C. GERSPACH, JR.	Director	February 13, 2026
John C. Gerspach, Jr.

/S/ PRANITI LAKHWARA	Director	February 13, 2026
Praniti Lakhwara

/S/ RAJESH NATARAJAN	Director	February 13, 2026
Rajesh Natarajan

/S/ JOYCE ST. CLAIR	Director	February 13, 2026
Joyce St. Clair

/S/ TIMOTHY J. THERIAULT	Director	February 13, 2026
Timothy J. Theriault

/S/ LAURIE A. TUCKER	Director	February 13, 2026
Laurie A. Tucker

/S/ SHAREN J. TURNEY	Director	February 13, 2026
Sharen J. Turney