Form 10-Q
period 2026-03-31
BREAD FINANCIAL HOLDINGS, INC.
filed 2026-04-28
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
(614) 729-4000
(Registrant’s telephone number, including area code)
_______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	BFH	NYSE
Depositary Shares, Each Representing a 1/40th Interest in a Share of 8.625% Non-Cumulative Perpetual Preferred Stock, Series A	BFH PrA	NYSE
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 22, 2026, 40,407,065 shares of common stock were outstanding.

BREAD FINANCIAL HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited Consolidated Financial Statements and related Notes included elsewhere in this quarterly report, and our audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the SEC) on February 13, 2026 (the 2025 Form 10-K). Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those identified in our other filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2025 Form 10-K and this Quarterly Report on Form 10-Q.

OVERVIEW

We are a tech-forward financial services company that provides simple, personalized payment, lending and saving solutions to millions of U.S. consumers. Our payment solutions deliver growth for some of the most recognized brands in travel and entertainment, specialty apparel, health and beauty, jewelry, sporting goods, technology and electronics, as well as home and furniture through our co-brand and private label credit cards and pay-over-time products providing choice and value to our shared customers. Additionally, we offer Bread Financial general purpose credit cards and saving products that empower our customers and their passions for a better life.

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

•Pretax pre-provision earnings (PPNR) represents Income from continuing operations before income taxes and the Provision for credit losses. We use PPNR as a metric to evaluate our results of operations before income taxes, excluding the movements that can occur within Provision for credit losses.
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

We believe the use of these Non-GAAP financial measures provide additional clarity in understanding our results of operations and trends. For a reconciliation of these Non-GAAP financial measures to the most directly comparable GAAP measures, please see Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the first quarter of 2026, as well as our related outlook for the remainder of 2026 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations,” “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein, and in our 2025 Form 10-K, which provide further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the discussion included herein is for the three months ended March 31, 2026, compared with the same period in the prior year.

Credit sales of $6.5 billion were up 7% year-over-year driven by new partner growth and increased general-purpose spending. Average and end-of-period credit card and other loans increased 1% to $18.3 billion and 2% to $18.1 billion, respectively, driven by increased credit sales and lower gross credit losses. Total interest income was up 2% from the first quarter of 2025, primarily as a result of the ongoing effects of pricing actions (such as increases to our annual percentage rates), higher Average credit card and other loans balances and lower reversals of finance charges and late fees, resulting from lower gross credit losses, partially offset by both a lower average Prime interest rate, which affects variable rate Credit card and other loans, and lower billed late fees. Our improved delinquency trends across our loan portfolio, as well as the gradual shift in product mix to a declining proportion of private label accounts, which tend to have higher billed late fees, have resulted in lower overall billed late fees. Net interest margin increased year-over-year to 19.25%, from 18.06%, and improved sequentially from 18.94%, as both, loan yields continued to benefit from the effects of pricing actions, and funding costs continued to improve. We anticipate the year-over-year benefits associated with our pricing actions to slow throughout the year as the majority of our credit card loan portfolio will have repriced. Net interest margin will also be affected by the ongoing gradual improvement in our payment and delinquency rate trends, and the continued shift in our product and risk mix. Non-interest income decreased $13 million from the first quarter of 2025, driven by increased costs associated with brand partner retailer share arrangements, partially offset by both an increase in merchant discount fees due to the addition of new brand partners, and an increase in revenue from our payment protection products as a result of new enrollment channels. We expect Non-interest income will continue to decrease throughout the year as a result of both, higher credit sales-related payments to brand partners, and higher brand partner profit sharing as a result of improving loan yields and gross credit losses. Overall, Total net interest and non-interest income for the quarter was $1.0 billion, up 5% versus the first quarter of 2025.

Provision for credit losses increased during the three months ended March 31, 2026 driven by a $28 million reserve release and net principal losses of $331 million, compared with a $69 million reserve release and net principal losses of $365 million in the prior year period.

Our Allowance for credit losses decreased as of March 31, 2026, relative to December 31, 2025, due primarily to a lower Credit card and other loans balance, as seasonally higher transactor balances from the fourth quarter of 2025 were paid down in the first quarter of 2026. Our reserve rate was 11.46% and 12.19% as of March 31, 2026 and 2025, respectively, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic dynamics, including ongoing uncertainty regarding trade policy and global conflicts, and downstream impacts on inflation and unemployment. From an overall credit quality perspective, our percentage of customers with Vantage scores greater than 650 remains above pre-pandemic levels due to prudent credit management and a more diversified product mix, in particular with co-brand cards representing a larger proportion of our portfolio.

Total non-interest expenses of $472 million decreased 1% year-over year. The decrease reflects ongoing expense discipline, as well as a credit received in the current quarter which lowered outsourced data processing costs; partially offset by increased Employee compensation and benefits from increased wages.

Provision for income taxes increased $7 million year-over-year primarily driven by an increase in Income from continuing operations before income taxes.

Our efforts to strengthen and optimize our Consolidated Balance Sheet continued in the first quarter of 2026. During the quarter we retired 1.5 million shares of common stock from the full termination and unwind of our capped call transactions, as well as repurchased $150 million, or 2.0 million shares of common stock. In February, we announced a $600 million increase to our Board-approved common stock repurchase authorization, resulting in $690 million of outstanding share repurchase authorization as of March 31, 2026. Additionally, we repurchased $50 million of our 8.375% Fixed-Rate Reset Subordinated Notes Due 2035 utilizing cash on hand, and have $350 million in remaining principal outstanding as of March 31, 2026. Our Common equity tier one capital ratio (CET1) of 13.3% increased from 12.0% in the first quarter of 2025, driven by net earnings over the period, partially offset by the effects from our actions mentioned above related to our common stock and debt securities. Sequentially, our CET1 ratio improved to 13.3% from 13.0%. Additionally, relative to the first quarter of 2025 direct-to-consumer (DTC) deposits increased 10% to $8.7 billion as of March 31, 2026, with average DTC deposits representing 48% of our total funding, up from 43% a year ago.

Our 2026 financial outlook is unchanged and reflects continued consumer resilience, inflation remaining above the Federal Reserve Board’s (FRB) target rate of 2%, and a generally stable labor market.

Based on our current economic outlook and visibility into our new business pipeline and partner growth, as well as both the expected continued improvement in our Net principal loss rate and our ongoing expectations for strong cardholder payment rates, we expect growth in 2026 Average credit card and other loans to be up low-single digits on a percentage point basis from full year 2025. Growth in Total net interest and non-interest income is also anticipated to be up in the low-single digits on a percentage point basis from 2025, in line with the growth in Average credit card and other loans. We anticipate our full year Net interest margin to be higher than 2025 as a result of continued, albeit slowing benefits from implemented pricing actions and an improving cost of funds, partially offset by lower billed late fees from improving delinquency trends, and continued shifts in risk and product mix which are driving improvement in our payment rate trends. We continually focus on expanding and diversifying our product offerings, including ways to leverage our loan origination and servicing capabilities.

Expense growth is managed based on revenue generation and investment opportunities. We expect to deliver positive operating leverage in 2026, excluding the pretax impacts from our debt repurchases, a Non-GAAP financial measure. We continue to invest in AI capabilities, technology modernization, marketing, and product innovation to drive growth and efficiencies.

Our 2026 financial outlook assumes a full year Net principal loss rate ranging from 7.2% to 7.4% given a resilient consumer, our disciplined credit management, and continued risk and product mix shifts.

In our 2026 financial outlook, we expect our full year normalized effective tax rate to be in the range of 25% to 27% with quarter-over-quarter variability due to the timing of certain discrete items.

Our first quarter results demonstrate our success in driving responsible growth, and our ongoing focus on strategic capital allocation and disciplined credit risk management. We remain confident in our ability to generate strong returns and increased value for our stockholders in 2026.

Note: We are unable to provide a quantitative reconciliation of the forward-looking 2026 financial outlook for the Non-GAAP financial measure above, to its most directly comparable forward-looking GAAP measure, as we cannot reliably predict all of the necessary components of such a forward-looking GAAP measure without unreasonable effort.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the three months ended March 31, 2026, compared with the same period in the prior year, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment” above.

Table 1: Summary of Our Financial Performance

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$1,018	$970	48	5
Provision for credit losses	303	296	7	2
Total non-interest expenses	472	477	(5)	(1)
Income from continuing operations before income taxes	243	197	46	23
Provision for income taxes	62	55	7	11
Income from continuing operations	181	142	39	28
Loss from discontinued operations, net of income taxes (1)	—	(4)	4	(100)
Net income	181	138	43	32
Dividends declared to preferred stockholders	(2)	—	(2)	nm
Net income available to common stockholders	$179	$138	41	30

Earnings per diluted common share	$4.15	$2.78	1.37	50
Net interest margin (2)	19.25%	18.06%		1.19
Return on average tangible common equity *(3)	27.4%	23.0%		4.4
Effective income tax rate — continuing operations	25.3%	28.1%		(2.8)
______________________________
*Represents a Non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information, refer to Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” to the unaudited Consolidated Financial Statements.
(2)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets. See also Table 5: Net Interest Margin.
(3)Return on average tangible common equity (ROTCE) represents annualized Income from continuing operations, less Dividends to preferred stockholders, divided by average Tangible common equity. Tangible common equity (TCE) represents Total stockholders’ equity reduced by Preferred stock and Goodwill and intangible assets, net.
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,224	$1,185	39	3
Interest on cash and investment securities	36	46	(10)	(20)
Total interest income	1,260	1,231	29	2
Interest expense
Interest on deposits	133	138	(5)	(4)
Interest on borrowings	60	87	(27)	(30)
Total interest expense	193	225	(32)	(14)
Net interest income	1,067	1,006	61	6
Non-interest income
Interchange revenue, net of retailer share arrangements	(107)	(83)	(24)	29
Other	58	47	10	22
Total non-interest income	(49)	(36)	(13)	38
Total net interest and non-interest income	1,018	970	48	5
Provision for credit losses	303	296	7	2
Total net interest and non-interest income, after provision for credit losses	$715	$674	41	6

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income increased for the three months ended March 31, 2026, due to the following:

•Interest and fees on loans increased due to the ongoing effects of pricing actions, higher Average credit card and other loans balances and lower reversals of finance charges and late fees, resulting from lower gross credit losses, partially offset by both lower average interest rates which affects variable rate Credit card and other loans, and lower billed late fees; collectively increasing the yield from finance charges and late fees by approximately 68 basis points. Our lower delinquency volumes and the gradual shift in product mix to a lower proportion of private label accounts, which tend to have higher billed late fees, have resulted in lower overall billed late fees.
•Interest on cash and investment securities decreased due to lower average interest rates, which decreased interest income by $6 million, as well as lower average balances, which decreased interest income by $4 million.

Interest expense: Total interest expense decreased for the three months ended March 31, 2026, due to the following:

•Interest on deposits decreased due to lower average interest rates, which decreased interest expense by $15 million, partially offset by higher average DTC deposit balances, which increased funding costs by $10 million.
•Interest on borrowings decreased due to lower average borrowings, which decreased funding costs by $20 million, and lower average interest rates, which decreased funding costs by $7 million.

Non-interest income: Total non-interest income decreased for the three months ended March 31, 2026, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, increased due to an increase in costs associated with brand partner retailer share arrangements, partially offset by an increase in merchant discount fees due to the addition of new brand partners over the periods of comparison.
•Other increased due primarily to an increase in revenue from our payment protection products as a result of new enrollment channels.

Provision for credit losses increased during the three months ended March 31, 2026 driven by a $28 million reserve release and net principal losses of $331 million, compared with a $69 million reserve release and net principal losses of $365 million in the prior year period. Our reserve rate was 11.46% and 12.19% as of March 31, 2026 and 2025, respectively, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic dynamics, including ongoing uncertainty regarding trade policy and global conflicts, and downstream impacts on inflation and unemployment.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$220	$215	5	2
Card and processing expenses	80	82	(2)	(3)
Information processing and communication	76	81	(5)	(6)
Marketing expenses	35	35	—	2
Depreciation and amortization	19	21	(2)	(12)
Other	42	43	(1)	—
Total non-interest expenses	$472	$477	(5)	(1)

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses decreased for the three months ended March 31, 2026, due to the following:

•Employee compensation and benefits increased primarily due to higher wages related to annual merit increases and incentive compensation, partially offset by operational excellence initiatives.
•Information processing and communication decreased due primarily to a credit received in the quarter, lowering outsourced data processing costs.

Income Taxes

The Provision for income taxes increased for the three months ended March 31, 2026, primarily driven by an increase in Income from continuing operations before income taxes. The effective tax rate was 25.3% and 28.1% for the three-month periods ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate was due to a discrete tax benefit in the current year period.

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

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the three months ended March 31,
	2026	2025	% Change
(Millions, except per share amounts and percentages)
Credit sales	$6,510	$6,106	7
PPNR *(1)	546	493	11
Average credit card and other loans	18,283	18,164	1
End-of-period credit card and other loans	18,135	17,815	2
End-of-period direct-to-consumer (retail) deposits	$8,708	$7,922	10

Return on average assets (2)	3.3%	2.5%	0.8
Return on average equity (3)	21.2%	17.7%	3.5
Return on average tangible common equity *(4)	27.4%	23.0%	4.4

Net interest margin (5)	19.25%	18.06%	1.19
Loan yield (6)	27.14%	26.47%	0.67

Efficiency ratio (7)	46.4%	49.1%	(2.7)

Common equity tier 1 capital ratio (8)	13.3%	12.0%	1.3
Book value per common share (9)	$78.72	$64.42	22
Tangible book value per common share *(10)	$61.57	$48.92	26
Cash dividend per preferred share	$26.35	$—	nm
Cash dividend per common share	$0.23	$0.21	10

Payment rate (11)	15.0%	14.8%	0.2

Delinquency rate (12)	5.59%	5.93%	(0.34)
Net principal loss rate (13)	7.33%	8.16%	(0.83)
Reserve rate (14)	11.46%	12.19%	(0.73)
__________________________________
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
(9)Book value per common share represents Total stockholders' equity less Preferred stock, divided by common shares outstanding.
(10)Tangible book value per common share represents TCE divided by common shares outstanding.
(11)Payment rate represents consumer payments during the period, divided by the aggregate of the opening monthly Credit card and other loans balances during the period, including held for sale in applicable periods.
(12)Delinquency rate represents outstanding balances that are contractually delinquent (i.e., principal balances 30 days past due or more) as of the end of the period, divided by the outstanding principal amount of Credit card and other loans as of the same period-end.
(13)Net principal loss rate, an annualized rate, represents net principal losses for the period divided by Average credit card and other loans for the same period, using an average daily balance calculation methodology.
(14)Reserve rate represents the Allowance for credit losses divided by End-of-period credit card and other loans.
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

Table 5: Net Interest Margin

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,184	$36	3.54%	$4,423	$46	4.16%
Credit card and other loans	18,283	1,224	27.14%	18,164	1,185	26.47%
Total interest-earning assets	22,467	1,260	22.75%	22,587	1,231	22.10%

Direct-to-consumer (retail) deposits	8,574	84	3.99%	7,798	87	4.54%
Wholesale deposits	5,358	49	3.69%	5,224	51	3.96%
Interest-bearing deposits	13,932	133	3.87%	13,022	138	4.31%

Secured borrowings	3,203	42	5.38%	4,194	61	5.86%
Unsecured borrowings	872	18	8.37%	1,080	26	9.85%
Interest-bearing borrowings	4,075	60	6.02%	5,274	87	6.68%
Total interest-bearing liabilities	$18,007	$193	4.36%	$18,296	$225	4.99%

Net interest income		$1,067			$1,006

Net interest margin (1)		19.25%			18.06%
______________________________
(1)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the three months ended March 31,
	2026	2025	% Change
(Millions, except percentages)
Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$243	$197	23
Provision for credit losses	303	296	2
Pretax pre-provision earnings (PPNR)	$546	$493	11

Average tangible common equity
Average total stockholders’ equity	$3,461	$3,246	7
Less: Average preferred stock	(72)	—	nm
Less: Average goodwill and intangible assets, net	(713)	(744)	(4)
Average tangible common equity	$2,676	$2,502	7

Tangible common equity (TCE)
Total stockholders’ equity	$3,325	$3,068	8
Less: Preferred stock	(72)	—	nm
Less: Goodwill and intangible assets, net	(708)	(738)	(4)
Tangible common equity (TCE)	$2,545	$2,330	9
______________________________
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

ASSET QUALITY

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates, which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio and the success of our collection and recovery efforts. These rates also reflect, more broadly, the general macroeconomic conditions, including the compounding effect of persistent inflation relative to wage growth, and higher interest rates. Our Delinquency rates and Net principal loss rates are also impacted by the size of our Credit card and other loans portfolio, which serves as the denominator in the calculation of these rates. Accordingly, changes in the size of our portfolio (whether due to credit tightening, acquisitions or dispositions of portfolios, or otherwise) may cause movements in our Delinquency and Net principal loss rates that are not necessarily indicative of the underlying credit quality of the overall portfolio.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., principal balances 30 days past due or more) as of the end of the period, by the outstanding principal amount of Credit card and other loans as of the same period-end.

The following table provides the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of the dates presented:

Table 7: Delinquency Trends on Credit Card and Other Loans

	March 31, 2026	% of Total	December 31, 2025	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,107	100.00%	$16,886	100.00%
Outstanding balances contractually delinquent:
30 to 59 days	256	1.59%	283	1.67%
60 to 89 days	202	1.26%	215	1.27%
90 or more days	442	2.74%	473	2.81%
Total	$900	5.59%	$971	5.75%

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

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period, using an average daily balance calculation methodology. The following table provides our net principal losses for the periods presented:

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended March 31,
	2026	2025
(Millions, except percentages)
Average credit card and other loans	$18,283	$18,164
Net principal losses	$331	$365
Net principal losses as a percentage of average credit card and other loans	7.33%	8.16%

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Overview

We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has sufficient liquidity and capital resources necessary to support our daily operations, our business growth, and our credit ratings related to our Parent Company’s senior unsecured notes, subordinated notes, preferred stock and our public secured financings, and meet our regulatory and policy requirements, including capital and leverage ratio requirements applicable to Comenity Bank (CB) and Comenity Capital Bank (CCB) under Federal Deposit Insurance Corporation regulations, in a cost effective and prudent manner through both expected and unexpected market environments.

Our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of senior or subordinated unsecured notes and preferred stock by our Parent Company, as well as financings through our securitization programs, and deposits with the Banks. In particular, our DTC deposits increased 10% year-over-year to $8.7 billion as of March 31, 2026, with our average direct-to-consumer deposits representing 48% of total funding, up from 43% a year ago. More broadly, we continuously evaluate opportunities to renew and expand our various sources of liquidity. We aim to satisfy our financing needs with a diverse set of funding sources, and we seek to maintain diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, which we believe will mitigate the impact of disruptions in any one type of instrument, tenor or investor.

Our primary uses of liquidity are for underwriting Credit card and other loans, scheduled payments of principal and interest on our debt, operational expenses, capital expenditures, including digital and product innovation and technology enhancements, repurchases of equity and debt securities, and payments of dividends.

We have in the past, and may from time to time in the future, retire or repurchase our outstanding debt, including our senior or subordinated unsecured notes, through redemptions, cash purchases or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise. Such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and may be funded through cash on hand, borrowings under our revolving credit facility, the issuance of new debt securities or other sources of liquidity. The amounts involved may be material.

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

Credit Ratings

We obtain credit ratings for our Parent Company from the three major credit rating agencies, Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P) and Fitch Ratings (Fitch), in order to facilitate debt financings and broaden the investor base for our Parent Company debt securities.

Our management approach is designed, among other things, to maintain appropriate and stable credit ratings from the credit rating agencies which help support our access to cost-effective unsecured funding as a component of our overall liquidity and capital resources.

The table below provides a summary of the credit ratings for the outstanding senior unsecured debt, subordinated debt and preferred stock of Bread Financial Holdings, Inc. In October 2025 all three credit rating agencies issued their updated credit ratings and related outlooks, which remain unchanged as of March 31, 2026, and were as follows:

Bread Financial Holdings, Inc.	Moody’s	S&P	Fitch
Senior unsecured debt	Ba2	BB-	BB
Subordinated debt	Ba2	B	B+
Preferred stock	B1	—	B-
Outlook	Positive	Positive	Stable

We also seek to maintain appropriate and stable credit ratings for our credit card securitizations issued through World Financial Network Credit Card Master Note Trust (WFNMNT) from the rating agencies (DBRS, S&P and Fitch). The table below provides a summary of the structured finance credit ratings for certain of the asset-backed securities, specifically the outstanding Class A notes of WFNMNT as of March 31, 2026:

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

Funding Sources

As referenced above, our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of senior or subordinated unsecured notes and preferred stock by our Parent Company, as well as financings through our securitization programs, and deposits with the Banks.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of March 31, 2026, we were in compliance with all such covenants.

Credit Agreement

In October 2024, we entered into our amended credit agreement with the Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility), which matures in October 2028. As of March 31, 2026, our Revolving Credit Facility was undrawn and all $700 million remained available for future borrowings.

Senior and Subordinated Unsecured Notes

The following table provides a summary of our outstanding Long-term and other debt, consisting of senior and subordinated unsecured notes, as of March 31, 2026:

Table 9: Long-term and other debt

Description	Issuance Date	Maturity	Interest Rate	Principal Amount Originally Issued	Principal Outstanding
(Millions, except percentages)
Senior notes due 2031	November 2025	May 2031	6.750%	$500	$500
Subordinated notes due 2035	March 2025	June 2035	8.375%	400	350
				$900	$850

During the first quarter of 2026, we repurchased $50 million in aggregate principal amount of the 8.375% Fixed-Rate Reset Subordinated Notes Due 2035 in the open market with cash on hand.

Deposits

The Banks use a variety of deposit products to finance their operating activities, including funding for non-securitized credit card and other loans, and to fund their securitization enhancement requirements. The Banks offer DTC retail deposit products, including Individual Retirement Accounts, as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits, and includes brokered deposits) and various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks have also issued certificates of deposit with scheduled maturity dates ranging between April 2026 and March 2031, in denominations of at least $1,000, on which interest is paid either monthly or at maturity. The following table summarizes these retail and wholesale deposit products by type and associated attributes as of the dates presented:

Table 10: Interest-bearing Deposits

	March 31, 2026	December 31, 2025
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$8,708	$8,522
Wholesale	5,340	5,369
Total interest-bearing deposits	$14,048	$13,891

Non-maturity deposit products
Non-maturity deposits	$8,011	$7,700
Interest rate range	0.85% - 4.00%	0.70% - 4.05%
Weighted-average interest rate	3.83%	3.74%

Certificates of deposit
Certificates of deposit	$6,037	$6,191
Interest rate range	0.85% - 5.25%	0.85% - 5.31%
Weighted-average interest rate	4.02%	4.12%

As of March 31, 2026 and December 31, 2025, retail deposits that exceeded applicable Federal Deposit Insurance Corporation (FDIC) insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $658 million (5% of Total deposits) and $638 million (5% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

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

The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:

Table 11: Conduit Borrowing Capacity Rollforward and Maturities

(Millions)	December 31, 2025		Commitment	March 31, 2026
Conduit Facilities	Capacity	Drawn	Change	Capacity	Drawn	Maturity Date (3)
Comenity Bank
WFNMNT 2009-VFN (1)	$1,750	$1,363	$—	$1,750	$1,156	October 2026
Comenity Capital Bank
WFCMNT 2009-VFN (2)	2,000	712	—	2,000	537	February 2027
Total	$3,750	$2,075	$—	$3,750	$1,693
__________________________________
(1)2009-VFN Conduit issued under World Financial Network Credit Card Master Note Trust (WFNMNT).
(2)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT).
(3)Maturity Date with respect to conduit borrowings means the date on which the revolving period for the applicable Conduit Facility expires. The revolving period may be extended or renewed (unless an early amortization event occurs prior to the Maturity Date). Absent the extension or renewal of the revolving period, the Conduit Facility shall enter controlled amortization on the Maturity Date and may no longer be drawn upon.

As of March 31, 2026, we had approximately $10.1 billion of securitized credit card loans. Securitizations require credit enhancements in the form of cash, spread deposits, additional loans and subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

Equity

Preferred Stock

In November 2025, we authorized and issued 75,000 shares of preferred stock as depositary shares (the Depositary Shares) for gross proceeds of $75 million, with each Depositary Share representing a 1/40th interest in our Series A 8.625% Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the Series A Preferred Stock). The Series A Preferred Stock has a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series A Preferred Stock) and as of both March 31, 2026 and December 31, 2025, the aggregate liquidation value was $75 million.

Stock Repurchase Authorizations

Periodically, we repurchase shares of our common stock pursuant to Board-approved share repurchase authorizations. The rationale for our repurchase authorizations, and the amounts thereof, is to execute against our previously disclosed capital priorities to grow responsibly, maintain balance sheet strength, and return value to stockholders.

The following table provides information about our common stock repurchases under our various Board-approved share repurchase authorizations, for the periods presented:

Table 12: Authorized Share Repurchases

(Millions)	Amount Authorized for Repurchase	Number of Shares Repurchased (1)	Approximate Dollar Value of Shares Repurchased (2)	Amount Remaining for Future Repurchases
As of December 31, 2025				$240
For the three months ended:
March 31, 2026	$600	2.0	$150	$690
______________________________
(1)Upon repurchase, these shares were retired and ceased to be outstanding shares of common stock, and are now treated as authorized but unissued shares of common stock. Does not include the 1.5 million shares that were retired in connection with the termination of our Capped Call transactions, discussed below.
(2)Excludes excise taxes on stock repurchases.

Capped Call Transactions

In connection with the prior issuance of our 4.25% Convertible Senior Notes due 2028 (Convertible Notes), we entered into privately negotiated capped call (Capped Call) transactions with certain financial institution counterparties in June 2023. At that time, these transactions were expected generally to reduce potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we were required to make in excess of the principal amount of the Convertible Notes, with such reduction and/or offset subject to a cap, based on the cap price. As of December 31, 2025, all of the Capped Call transactions remained outstanding, notwithstanding that no Convertible Notes were outstanding at that time. For additional information on the June 2023 issuance of our Convertible Notes and the subsequent repurchases in 2024 and 2025, as well as information on our Capped Call transactions, refer to Note 10, “Borrowings of Long-Term and Other Debt” to the audited Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2025 and 2024.

In February 2026 we entered into a separate, privately negotiated termination agreement (each, a Capped Call Unwind Agreement) with each financial institution counterparty to the Capped Call transactions, thereby terminating all of the outstanding Capped Call transactions, and resulting in the receipt of an aggregate of 1.5 million shares of our common stock, with a value of $111 million, from the Capped Call counterparties pursuant to the Capped Call Unwind Agreements. Following their receipt, these shares were retired and ceased to be outstanding shares of common stock, and are now treated as authorized but unissued shares of common stock.

Dividends

The table below summarizes the cash dividend activity we had on our preferred and common stock for the dates presented:

Table 13: Dividends

(Millions, except per share amounts)		Preferred Stock		Common Stock
Dividend Declaration Date	Dividend Payment Date	Amount Per Share	Amount	Amount Per Share	Amount (1)
January 29, 2026	March 16, 2026	$26.35	$2	$0.23	$10
______________________________
(1)Excludes dividend equivalent rights paid during the period.

On April 23, 2026, our Board of Directors declared a quarterly cash dividend of $21.56 per share on our preferred stock and $0.23 per share on our common stock, each payable on June 15, 2026, to stockholders of record at the close of business on May 29, 2026.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments, the vast majority of which relate to deposits, debt issued by consolidated VIEs, long-term and other debt, and operating contracts and leases.

We believe that we will have access to sufficient resources to meet these commitments.

Cash Flows

The table below summarizes our cash flow activity for the periods indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities:

Table 14: Cash Flows

	Three Months Ended March 31,
	2026	2025
(Millions)
Total cash provided by (used in):
Operating activities	$487	$393
Investing activities	317	691
Financing activities	(475)	(562)
Net increase in cash, cash equivalents and restricted cash	$329	$522

Cash Flows from Operating Activities primarily include Net income adjusted for (i) non-cash items included in Net income, such as Provision for credit losses, Depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated Cash flows from operating activities of $487 million and $393 million for the three months ended March 31, 2026 and 2025, respectively. The Net cash provided by operating activities during these periods was primarily driven by cash generated from Net income after adjusting for the Provision for credit losses.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Cash provided by investing activities was $317 million and $691 million for the three months ended March 31, 2026 and 2025, respectively. The Net cash provided by investing activities during these periods was primarily due to the seasonal paydown of Credit card and other loans.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $475 million and $562 million for the three months ended March 31, 2026 and 2025, respectively. The Net cash used in financing activities during the three months ended March 31, 2026 was primarily driven by repayments of debt issued by consolidated variable interest entities (i.e., securitizations) and the repurchases of common stock and subordinated debt, partially offset by a net increase in deposits. For the three months ended March 31, 2025 the net cash used in financing activities was primarily driven by repayments of debt issued by consolidated variable interest entities and the repurchases of common stock, partially offset by the net issuance of unsecured borrowings under debt agreements.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we have generally sought to rely on operating efficiencies from scale, technology modernization and digital advancement along with other operational excellence initiatives, as well as expansion in lower cost jurisdictions to offset increased costs of employee compensation and other operating expenses impacted by inflation. We also recognize that a customer’s ability and willingness to repay us has been negatively impacted by factors such as recent inflation and higher interest rates, and any persistent effects therefrom, which may result in higher delinquencies and increased credit losses, as reflected in our elevated Reserve rate. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures continue to persist, including due to changes to, or the imposition of, tariffs and/or trade barriers and recent increases in energy prices, they could further increase repayment pressure on consumers as well as the risk of a recessionary environment or stagflation which may adversely impact our business, results of operations and financial condition.

With respect to seasonality, our revenues, earnings and cash flows are affected by increased consumer spending patterns leading up to and including the holiday shopping season in the fourth quarter of each year and, to a lesser extent, during the first quarter of each year as Credit card and other loans are paid down. Net principal loss rates for our Credit card and other loans portfolio also have historically exhibited seasonal patterns and generally tend to be the highest in the first quarter of the year and lowest in the third quarter. While the effects of the seasonal trends discussed above remain evident, macroeconomic trends, such as those discussed within the Business Environment sections of our quarterly and annual reports on Form 10-Q and Form 10-K generally have a more significant impact on our key financial metrics and can outweigh any seasonal impacts that we may experience.

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, each to risk-weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of March 31, 2026 and 2025, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

On December 17, 2025, we filed applications with the federal and respective state banking regulators for permission to merge CB with and into CCB, with CCB being the surviving entity. Pending regulatory approval and the expiration of any applicable waiting periods, the merger of CB and CCB is expected to occur in the second half of 2026. The merger is not expected to have a significant impact on our consolidated financial position, results of operations, or liquidity. For additional discussion, refer to “Part I, Item 1. Business — Supervision and Regulation — Planned Merger of CB with and into CCB” in our 2025 Form 10-K.

The following table provides the actual capital ratios and minimum ratios for the Company, as well as each Bank, as of the periods presented:

Table 15: Capital Ratios

	Ratio/Dollar Value		Minimum Ratio for Capital Adequacy Purposes *	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
(Millions, except percentages)	March 31, 2026	December 31, 2025
Total Company
Common equity tier 1 capital ratio (1)	13.3%	13.0%	4.5%	N/A
Tier 1 capital ratio (2)	13.7	13.4	6.0	N/A
Total risk-based capital ratio (3)	16.9	16.8	8.0	N/A
Tier 1 leverage capital ratio (4)	12.1	12.4	4.0	N/A
Total risk-weighted assets (5)	$19,352	$19,755

Comenity Bank
Common equity tier 1 capital ratio (1)	15.1%	15.1%	4.5%	6.5%
Tier 1 capital ratio (2)	15.1	15.1	6.0	8.0
Total risk-based capital ratio (3)	16.5	16.5	8.0	10.0
Tier 1 leverage capital ratio (4)	13.5	14.1	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	13.5%	13.5%	4.5%	6.5%
Tier 1 capital ratio (2)	14.1	14.1	6.0	8.0
Total risk-based capital ratio (3)	17.6	17.5	8.0	10.0
Tier 1 leverage capital ratio (4)	12.4	13.2	4.0	5.0
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

The following table provides a reconciliation of our Total stockholders’ equity under GAAP to Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital, Tier 2 capital and Total capital, as of the date presented:

Table 16: Capital Reconciliations

March 31, 2026
(Millions)
Total stockholders’ equity	$3,325

Less:
Preferred stock	72
Total common stockholders’ equity	3,253

Less:
Goodwill (1)	593
Intangible assets	74
Other	11
Common equity tier 1 capital	2,575

Add:
Preferred stock	72
Tier 1 capital	2,647

Subordinated notes	350
Qualifying allowance for credit losses (2)	264
Tier 2 capital	614

Total capital	$3,261
__________________________________
(1)Goodwill, net of the related $41 million deferred tax liability.
(2)Represents the allowable portion of the Allowance for credit losses, which is a maximum of 1.25% of RWA.

The following table provides the changes in our Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital and Tier 2 capital for the period presented:

Table 17: Capital Rollforwards

Three months ended March 31, 2026
(Millions)
Common equity tier 1 capital beginning balance	$2,569
Net income	181
Dividends declared on common and preferred stock	(13)
Repurchases of common stock	(152)
Changes in additional paid-in capital	(17)
Changes in intangible assets	8
Other	(1)
Common equity tier 1 capital	2,575

Additional Tier 1 capital beginning balance	71
Change in preferred stock	1
Tier 1 capital	2,647

Tier 2 capital beginning balance	670
Change in subordinated notes	(50)
Change in qualifying allowance for credit losses	(6)
Tier 2 capital	614

Total capital	$3,261

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

In November 2023 following the consent of the Board of Managers of Comenity Servicing LLC (the Servicer), the FDIC issued a consent order to the Servicer. The Servicer is not one of our Bank subsidiaries, but is our wholly-owned subsidiary that services substantially all of our loans. The consent order arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and addresses certain shortcomings in the Servicer’s information technology (IT) systems development, project management, business continuity management, cloud operations, and third-party oversight. The Servicer entered into the consent order for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the order. The consent order did not contain any monetary penalties or fines. The consent order was terminated by the FDIC on March 31, 2026.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” included in our 2025 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

See the “Recently Issued Accounting Standards” in Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” to the unaudited Consolidated Financial Statements.

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
•global political events and conditions, including significant shifts in trade policy, such as changes to, or the imposition of, tariffs and/or trade barriers and consequently any economic impacts, volatility, uncertainty and geopolitical instability resulting therefrom, as well as ongoing wars, military conflicts, and international tensions or hostilities;
•local or global public health issues, climate-related events, impacts to the power grid, and natural disasters;
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
•any liability or other adverse impacts arising out of or related to the spinoff of our former LoyaltyOne segment or the bankruptcy filings of Loyalty Ventures Inc. (LVI) and certain of its subsidiaries, including the pending litigation against us in connection with the spinoff; and
•those factors identified in our filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2025 Form 10-K and this quarterly report.

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

Item 1. Financial Statements.
BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2026	2025
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,224	$1,185
Interest on cash and investment securities	36	46
Total interest income	1,260	1,231
Interest expense
Interest on deposits	133	138
Interest on borrowings	60	87
Total interest expense	193	225
Net interest income	1,067	1,006
Non-interest income
Interchange revenue, net of retailer share arrangements	(107)	(83)
Other	58	47
Total non-interest income	(49)	(36)
Total net interest and non-interest income	1,018	970
Provision for credit losses	303	296
Total net interest and non-interest income, after provision for credit losses	715	674
Non-interest expenses
Employee compensation and benefits	220	215
Card and processing expenses	80	82
Information processing and communication	76	81
Marketing expenses	35	35
Depreciation and amortization	19	21
Other	42	43
Total non-interest expenses	472	477
Income from continuing operations before income taxes	243	197
Provision for income taxes	62	55
Income from continuing operations	181	142
Loss from discontinued operations, net of income taxes (1)	—	(4)
Net income	181	138
Dividends declared to preferred stockholders	(2)	—
Net income available to common stockholders	$179	$138

Basic earnings per common share (Note 13)
Income from continuing operations	$4.19	$2.89
Loss from discontinued operations	—	(0.08)
Net income per share	$4.19	$2.81
Diluted earnings per common share (Note 13)
Income from continuing operations	$4.15	$2.86
Loss from discontinued operations	—	(0.08)
Net income per share	$4.15	$2.78
Weighted average common shares outstanding (Note 13)
Basic	42.8	49.0
Diluted	43.2	49.6
______________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information, refer to Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” to the unaudited Consolidated Financial Statements.
See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2026	2025
(Millions)
Net income	$181	$138

Other comprehensive (loss) income
Unrealized gain on available-for-sale debt securities	—	3
Tax expense	—	(1)
Unrealized gain on available-for-sale debt securities, net of tax	—	2

Unrealized (loss) gain on cash flow hedges	(1)	1
Tax expense	—	—
Unrealized (loss) gain on cash flow hedges, net of tax	(1)	1

Other comprehensive (loss) income, net of tax	(1)	3

Total comprehensive income, net of tax	$180	$141

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,637	$3,604
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities: March 31, 2026, $10,091; December 31, 2025, $10,708)	18,135	18,805
Allowance for credit losses	(2,078)	(2,106)
Credit card and other loans, net	16,057	16,699
Investments (includes investment securities carried at fair value: March 31, 2026, $222; December 31, 2025, $221)	286	284
Property and equipment, net	112	117
Goodwill and intangible assets, net	708	716
Other assets	1,508	1,243
Total assets	$22,308	$22,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$14,073	$13,916
Debt issued by consolidated variable interest entities	3,041	3,422
Long-term and other debt	837	886
Other liabilities	1,032	1,112
Total liabilities	18,983	19,336
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; authorized, 75.0 thousand shares; issued and outstanding: 75.0 thousand shares as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; authorized, 200.0 million shares; issued and outstanding: 41.3 million shares as of March 31, 2026 and 44.1 million shares as of December 31, 2025.	—	—
Additional paid-in capital	1,699	1,868
Retained earnings	1,643	1,475
Accumulated other comprehensive loss	(17)	(16)
Total stockholders’ equity	3,325	3,327
Total liabilities and stockholders’ equity	$22,308	$22,663

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2026	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
(Millions, except preferred shares in thousands and per share amounts)
Balance as of December 31, 2025	75.0	$—	44.1	$—	$1,868	$1,475	$(16)	$3,327
Net income	—	—	—	—	—	181	—	181
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	—	—	14	—	—	14
Repurchases of common stock	—	—	(2.0)	—	(152)	—	—	(152)
Termination of Capped Call transactions	—	—	(1.5)	—	—	—	—	—
Dividends and dividend equivalent rights declared ($26.35 per preferred share and $0.23 per common share)	—	—	—	—	—	(13)	—	(13)
Issuance of shares to employees, net of shares withheld for employee taxes	—	—	0.7	—	(31)	—	—	(31)
Balance as of March 31, 2026	75.0	$—	41.3	$—	$1,699	$1,643	$(17)	$3,325

Three Months Ended March 31, 2025	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
(Millions, except preferred shares in thousands and per share amounts)
Balance as of December 31, 2024	—	$—	49.1	$1	$2,073	$999	$(22)	$3,051
Net income	—	—	—	—	—	138	—	138
Other comprehensive income	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	—	—	13	—	—	13
Repurchases of common stock	—	—	(2.1)	—	(103)	—	—	(103)
Repurchases of Convertible Notes	—	—	—	—	(2)	—	—	(2)
Dividends and dividend equivalent rights declared ($— per preferred share and $0.21 per common share)	—	—	—	—	—	(11)	—	(11)
Issuance of shares to employees, net of shares withheld for employee taxes	—	—	0.6	—	(21)	—	—	(21)
Balance as of March 31, 2025	—	$—	47.6	$1	$1,960	$1,126	$(19)	$3,068

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$181	$138
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	303	296
Depreciation and amortization	19	21
Deferred income taxes	12	23
Non-cash stock-based compensation	15	13
Amortization of deferred financing costs	4	4
Amortization of deferred origination costs	18	19
Change in other operating assets and liabilities
Change in other assets	11	(12)
Change in other liabilities	(84)	(109)
Other	8	—
Net cash provided by operating activities	487	393
CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	328	697
Purchases of investments	(8)	(6)
Maturities of investments	4	5
Other, including capital expenditures	(7)	(5)
Net cash provided by investing activities	317	691
CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	—	400
Repayments/maturities of unsecured borrowings under debt agreements	(51)	(111)
Debt issued by consolidated variable interest entities	25	—
Repayments/maturities of debt issued by consolidated variable interest entities	(407)	(724)
Net increase in deposits	157	17
Payment of deferred financing costs	—	(8)
Repurchases of common stock	(153)	(103)
Dividends and dividend equivalent rights paid	(14)	(12)
Other	(32)	(21)
Net cash used in financing activities	(475)	(562)
Change in cash, cash equivalents and restricted cash	329	522
Cash, cash equivalents and restricted cash at beginning of period	3,628	3,714
Cash, cash equivalents and restricted cash at end of period	$3,957	$4,236
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,637	$4,212
Restricted cash included within Other assets	320	24
Total cash, cash equivalents and restricted cash	$3,957	$4,236

The unaudited Consolidated Statements of Cash Flows are presented with the combined cash flows from continuing and discontinued operations.
See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We are a tech-forward financial services company that provides simple, personalized payment, lending and saving solutions to millions of U.S. consumers. Our payment solutions deliver growth for some of the most recognized brands in travel and entertainment, specialty apparel, health and beauty, jewelry, sporting goods, technology and electronics, as well as home and furniture through our co-brand and private label credit cards and pay-over-time products providing choice and value to our shared customers. Additionally, we offer Bread Financial general purpose credit cards and saving products that empower our customers and their passions for a better life.

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

BASIS OF PRESENTATION

These unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 13, 2026 (the 2025 Form 10-K). If not significantly different, certain note disclosures included therein have been omitted from these unaudited Consolidated Financial Statements.

The unaudited Consolidated Financial Statements included herein reflect all adjustments, which consist of normal, recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The unaudited Consolidated Financial Statements also include amounts that relate to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. Such amounts have been classified within Discontinued operations and primarily relate to the after-tax impact of contractual indemnification and tax-related matters. For additional information about our previously disclosed discontinued operations please refer to Note 22, “Discontinued Operations and Bank Holding Company Financial Presentation” to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations reported for interim periods are not necessarily indicative of results for the

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
entire year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosures of contingent assets and liabilities. These accounting estimates and assumptions reflect the best judgment of management, but actual results could differ. The most significant of those estimates and assumptions relate to the Allowance for credit losses and Goodwill.

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and all subsidiaries in which we have a controlling financial interest. All intercompany transactions have been eliminated.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies as discussed in Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” included in our 2025 Form 10-K.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Recently Adopted during 2026
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
Accounting Standards Recently Issued but Not Yet Adopted as of March 31, 2026
Standard	Guidance	Timing and Financial Statement Impact
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses Issued November, 2024
Requires disaggregated disclosure within the notes to the Consolidated Financial Statements of certain income statement expenses on the face of the Consolidated Statements of Income, and further disaggregation of certain expense captions into specified categories.
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

2. CREDIT CARD AND OTHER LOANS

Our payment and lending solutions result in the origination of Credit card and other loans, which are recorded at the time a borrower enters into a point-of-sale transaction with a merchant. Credit card loans represent revolving lines of credit and have a range of terms that include credit limits, interest rates and fees, which can be revised over time based on new information about the cardholder, in accordance with applicable regulations and the governing terms and conditions. Cardholders choosing to make a payment of less than the full balance due, instead of paying in full, are subject to finance charges and are required to make monthly payments based on pre-established amounts. Other loans consist primarily of our pay-over-time products, which include installment loans and “split-pay” offerings, and have a range of fixed terms such as interest rates, fees and repayment periods, and require borrowers to make pre-established monthly payments over the term of the loan in accordance with the applicable terms and conditions. Credit card and other loans include principal and any related accrued interest and fees and are presented on the Consolidated Balance Sheets net of the Allowance for credit

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
losses. We continue to accrue interest and fee income on all accounts, except in limited circumstances, until the related balance and all related interest and fees are paid or charged-off.

We generally classify our Credit card and other loans as held for investment. We sell a majority of our credit card loans originated by Comenity Bank (CB) and by Comenity Capital Bank (CCB), to certain of our master securitization trusts (the Trusts), which are consolidated Variable Interest Entities (VIEs), and therefore these loans are restricted for securitization investors. New originations of Credit card and other loans are generally determined to be held for investment at origination because we have the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, we consider the average life and homogenous nature of our Credit card and other loans. In assessing whether our Credit card and other loans continue to be held for investment, we also consider capital levels and scheduled maturities of funding instruments used. The assertion regarding the intent and ability to hold Credit card and other loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of our direct-to-consumer (DTC or retail) deposits and other funding instruments; the demonstrated ability to replace maturing time-based deposits and other borrowings with new deposits or borrowings; and historic payment activity on Credit card and other loans. Due to the homogenous nature of our credit card loans, amounts are classified as held for investment on a brand partner portfolio basis. From time to time certain credit card loans are classified as held for sale, as determined on a brand partner portfolio or program basis. We carry held for sale loans at the lower of aggregate cost or fair value and continue to recognize finance charges on an accrual basis. Cash flows associated with Credit card and other loans originated or purchased for investment are classified as Cash flows from investing activities, regardless of any subsequent change in intent and ability.

The following table provides Credit card and other loans, as of the dates presented:

	March 31, 2026	December 31, 2025
(Millions)
Credit card loans	$17,656	$18,417
Other loans	479	388
Total credit card and other loans (1)(2)	18,135	18,805
Less: Allowance for credit losses	(2,078)	(2,106)
Credit card and other loans, net	$16,057	$16,699
__________________________________
(1)Includes $10.1 billion and $10.7 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of March 31, 2026 and December 31, 2025, respectively.
(2)Includes $382 million and $378 million, of accrued interest and fees that have not yet been billed to cardholders as of March 31, 2026 and December 31, 2025, respectively.

Credit Card and Other Loans Aging

The following table provides the delinquency trends of our Credit card and other loans portfolio, based on the amortized cost, as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or more Days Past Due	Total	Total Current	Total
(Millions)
March 31, 2026	$325	$266	$634	$1,225	$16,485	$17,710

December 31, 2025	$359	$282	$676	$1,317	$17,076	$18,393
__________________________________
(1)Other loans delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the primary difference between the amortized cost basis included in the table above and the carrying value of our Credit card and other loans relates to the exclusion of unbilled finance charges and fees from the amortized cost basis. As of March 31, 2026 and December 31, 2025, accrued interest and fees that have not yet been billed to

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
cardholders were $382 million and $378 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. This practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 3.4% and 3.5% for the three months ended March 31, 2026 and 2025, respectively. Our re-aging practices comply with regulatory guidelines.

Credit Quality Indicators for Our Credit Card and Other Loans

Given the nature of our business, the credit quality of our assets, in particular our Credit card and other loans, is a key determinant underlying our ongoing financial performance and overall financial condition. When it comes to our Credit card and other loans portfolio, we closely monitor Delinquency rates and Net principal loss rates, which reflect, among other factors, our underwriting, the inherent credit risk in our portfolio and the success of our collection and recovery efforts. These rates also reflect, more broadly, the general macroeconomic conditions, including the compounding effect of persistent inflation relative to wage growth, and higher interest rates. Our Delinquency rates and Net principal loss rates are also impacted by the size of our Credit card and other loans portfolio, which serves as the denominator in the calculation of these rates. Accordingly, changes in the size of our portfolio (whether due to credit tightening, acquisitions or dispositions of portfolios, or otherwise) may cause movements in our Delinquency and Net principal loss rates that are not necessarily indicative of the underlying credit quality of the overall portfolio.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., principal balances 30 days past due or more) as of the end of the period, by the outstanding principal amount of Credit card and other loans as of the same period-end. As of March 31, 2026 and December 31, 2025 our Delinquency rates were 5.59% and 5.75%, respectively.

Net Principal Losses: Our net principal losses include the principal amount of Credit card and other loans that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Our credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Our pay-over-time products, which include installment loans and “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for credit card loans and 120 days past due for installment loans and “split-pay” offerings. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $226 million and $250 million for the three months ended March 31, 2026 and 2025, respectively.

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period, using an average daily balance calculation methodology. For the three months ended March 31, 2026 and 2025, our Net principal loss rates were 7.33% and 8.16%, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Overall Credit Quality: As part of our credit risk management activities for our Credit card and other loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders’ broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and, for credit card loans, are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score ranges: (i) 651 or higher have the lowest credit risk; (ii) 591 to 650 are considered to have moderate credit risk; and (iii) 590 or lower have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes less than 0.1% of the total credit card loans and total other loans balances as of both March 31, 2026 and December 31, 2025, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of credit card and other loans by Vantage score as of the dates presented:

	March 31, 2026			December 31, 2025
	651 or Higher	591 to 650	590 or Lower	651 or Higher	591 to 650	590 or Lower
Credit card loans	64%	24%	12%	64%	23%	13%
Other loans (1)	92%	8%	—%	90%	9%	1%
__________________________________
(1)Represents Vantage score distribution for our pay-over-time products that had an amortized cost basis of $447 million and $365 million as of March 31, 2026 and December 31, 2025, respectively.

Modified Credit Card Loans

Consumer Relief Programs

As part of our collections strategy, we may offer temporary and short term programs in order to improve the likelihood of collections and meet the needs of our customers. Our modifications, for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these consumer relief programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our consumer relief programs to determine if they represent a more than insignificant delay in payment granted to borrowers experiencing financial difficulty, in which case they would then be considered a Loan Modification. Loans in these short term programs that are determined to be Loan Modifications, will be included as such in the disclosure below. We do not offer Loan Modifications on our Other loans (i.e., our pay-over-time products).

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

Loan Modification concessions do not include the forgiveness of unpaid principal, but may involve the reversal of certain unpaid interest or fee assessments, and the cardholder’s ability to make future purchases is either limited or suspended until the cardholder successfully exits from the modification program. In accordance with the terms of our workout programs, the credit agreement reverts back to its original contractual terms (including the contractual interest rate) when the customer exits the program, which is either when all payments have been made in accordance with the program, or when the customer defaults out of the program.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The following table provides information relating to credit card loans to borrowers experiencing financial difficulty that were granted a concession under a Loan Modification program during the periods presented:

	Three Months Ended March 31,
	2026	2025
(Millions, except percentages)
Account balance (1)	$113	$101
% of Total credit card loans	0.7%	0.6%
Weighted average interest rate reduction (% points)	23.8%	22.8%
__________________________________
(1)Represents the outstanding balances as of March 31, 2026 and 2025, of all Loan Modifications undertaken in the past three months, respectively, for credit card loans that remain in modification programs as of March 31, 2026 and 2025, respectively. The outstanding balances include principal, accrued interest and fees.

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

The following table provides the performance of our credit card loans that were modified within the 12 months prior to the dates presented and remain in a Loan Modification program as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications - Credit Card Loans
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or more Days Past Due	Total	Total Current	Total
(Millions)
March 31, 2026	$24	$22	$27	$73	$258	$331

December 31, 2025	$24	$22	$26	$72	$253	$325

The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates, for the periods presented; the probability of default is factored into the Allowance for credit losses:

	Three Months Ended March 31,
	2026	2025
(Millions, except for Number of modifications)
Number of modifications	7,433	7,806
Outstanding balance	$15	$15

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

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and across our credit card loan portfolio, by monitoring the size and maturity of our loan portfolio and applying consistent risk-based underwriting standards reflective of current and anticipated macroeconomic conditions. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $97 billion and $98 billion as of March 31, 2026 and December 31, 2025, respectively. While this amount

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Portfolio Sales

As of March 31, 2026 and December 31, 2025, there were no credit card loans held for sale.

Portfolio Acquisitions

During the three months ended March 31, 2026 and March 31, 2025, we did not acquire any credit card loan portfolios.

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

Other Loans

We measure our Allowance for credit losses on Other loans, consisting primarily of our installment loans and “split-pay” offerings, using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of March 31, 2026 and December 31, 2025, the Allowance for credit losses on Other loans was $27 million and $26 million, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Allowance for Credit Losses Rollforward

The following table provides our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on other loans is insignificant and therefore has been included in the table below for the periods presented:

	Three Months Ended March 31,
	2026	2025
(Millions)
Beginning balance	$2,106	$2,241

Provision for credit losses (1)	303	296
Net principal losses (2)	(331)	(365)
Ending balance	$2,078	$2,172
__________________________________
(1)Provision for credit losses includes a build/release for the Allowance for credit losses, as well as replenishment of Net principal losses. Beginning on January 1, 2026 any changes in the estimate for uncollectible unpaid interest and fees will be recognized as part of the Provision for credit losses; previously such changes were recognized as part of Interest and fees on loans.
(2)Net principal losses are presented net of recoveries of $89 million and $96 million for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026 the balance of the Allowance for credit losses decreased, due primarily to the decrease in Credit card and other loans as seasonally higher transactor balances from the fourth quarter of 2025 were paid down in the first quarter of 2026. Our reserve rate was 11.46% and 12.19% as of March 31, 2026 and 2025, respectively, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic dynamics, including ongoing uncertainty regarding trade policy and global conflicts, and downstream impacts on inflation and unemployment.

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

Under the Indentures of each Trust and their Indenture Supplements, we are required to maintain minimum interests in our Trusts ranging from 4% to 8% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three months ended March 31, 2026 and 2025, no such triggering events occurred.

The following tables provide the total securitized credit card loans, and related delinquencies and net principal losses of securitized credit card loans, for the periods presented:

	March 31, 2026	December 31, 2025
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$10,091	$10,708
Of which: principal amount of credit card loans 90 days or more past due	$235	$257

	Three Months Ended March 31,
	2026	2025
(Millions)
Net principal losses of securitized credit card loans	$174	$215

5. INVESTMENTS

Investments include investment securities and various other investments primarily held by the Banks for Community Reinvestment Act (CRA) purposes. Investment securities consist of available-for-sale (AFS) debt securities, which are mortgage-backed securities and municipal bonds, and equity securities, which are mutual funds. Investment securities are carried at fair value on the Consolidated Balance Sheets. We also have other investments, which primarily include a portfolio of investments in certain limited partnerships and limited liability companies accounted for under the equity method, and therefore are recorded at cost and adjusted each period for our share of the investee’s earnings or losses, less any impairment. Other investments also includes an insignificant tax credit investment where we elected to apply the proportional amortization method of accounting, for which the impacts of both the amortization of the investment and income tax benefits are fully recognized in the Provision for income taxes. Refer to Note 8, “Fair Values of Financial Instruments” for a description of our methodology for determining the fair values of our investment securities.

The following table provides a summary of our Investments as of the dates presented:

	March 31, 2026	December 31, 2025
(Millions)
Investment securities
Available-for-sale debt securities	$172	$171
Equity securities	50	50
Total investment securities	222	221
Equity method and other investments	64	63
Total Investments	$286	$284

For AFS debt securities in an unrealized loss position, any estimated credit losses are recognized in the Consolidated Statements of Income by establishing or adjusting an existing Allowance for credit losses for such losses. We typically

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
invest in highly-rated securities with low probabilities of default; therefore, we did not have an Allowance for credit losses as of March 31, 2026 and December 31, 2025, and did not recognize any credit losses for the periods presented. Any unrealized gains, or any portion of an AFS debt security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. The gross unrealized losses on our AFS debt securities are primarily attributable to an increase in the current benchmark interest rate. Any realized gains and losses are recorded in Other non-interest expenses in the Consolidated Statements of Income upon disposition of the AFS debt security, using the specific identification method. Gains and losses on investments in equity securities and CRA-related equity method investments are recorded in Other non-interest expenses in the Consolidated Statements of Income.

The table below provides unrealized gains and losses on AFS debt securities as of the dates presented:

	March 31, 2026				December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$190	$—	$(18)	$172	$189	$—	$(18)	$171
Total	$190	$—	$(18)	$172	$189	$—	$(18)	$171

The following tables provide information about AFS debt securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position, as of the dates presented:

	March 31, 2026
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$19	$—	$129	$(18)	$148	$(18)
Total	$19	$—	$129	$(18)	$148	$(18)

	December 31, 2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$—	$—	$135	$(18)	$135	$(18)
Total	$—	$—	$135	$(18)	$135	$(18)

As of March 31, 2026 our AFS debt securities included mortgage-backed securities and municipal bonds. The mortgage-backed securities, which do not have a single maturity date, have an amortized cost and estimated fair value of $160 million and $145 million, respectively, with a weighted average yield of 3.29%. The municipal bonds which all have a maturity date greater than ten years, have an amortized cost and estimated fair value of $30 million and $27 million, respectively, with a weighted average yield of 3.83%. Weighted average yield is computed using the effective yield of each security owned at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts. Accrued interest on our AFS debt securities is included in Other assets on the Consolidated Balance Sheets and was insignificant as of both March 31, 2026 and December 31, 2025.

There were no realized gains or losses from the sale of any investment securities for the three months ended March 31, 2026 and 2025.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of the dates presented:

	March 31, 2026	December 31, 2025
(Millions)
Interest-bearing	$14,048	$13,891
Non-interest-bearing (including cardholder credit balances)	25	25
Total deposits	$14,073	$13,916

Deposits by deposit type were as follows as of the dates presented:

	March 31, 2026	December 31, 2025
(Millions)
Savings accounts
Direct-to-consumer (retail)	$4,738	$4,329
Wholesale	3,273	3,371
Certificates of deposit
Direct-to-consumer (retail)	3,970	4,193
Wholesale	2,067	1,998
Cardholder credit balances	25	25
Total deposits	$14,073	$13,916

The scheduled maturities of certificates of deposit were as follows as of March 31, 2026:

(Millions)
2026 (1)	$3,870
2027	1,573
2028	465
2029	71
2030	53
Thereafter	5
Total certificates of deposit	$6,037
__________________________________
(1)The 2026 balance includes $3 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of March 31, 2026 and December 31, 2025, retail deposits that exceeded applicable Federal Deposit Insurance Corporation (FDIC) insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $658 million (5% of Total deposits) and $638 million (5% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the periods presented:

	Three Months Ended March 31,
	2026	2025
(Millions)
Payment protection products	$36	$29
Paper statement fees	21	18
Other	1	—
Total other non-interest income	$58	$47

The following table provides the components of Other non-interest expenses for the periods presented:

	Three Months Ended March 31,
	2026	2025
(Millions)
Professional services and regulatory fees	$28	$29
Occupancy expense	5	5
Other (1)	9	9
Total other non-interest expenses	$42	$43
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

We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the three months ended March 31, 2026 and 2025, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the carrying values and fair values of our financial assets and financial liabilities as of the dates presented:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$16,057	$18,084	$16,699	$18,747
Investment securities	222	222	221	221
Financial liabilities
Deposits	14,073	14,075	13,916	13,928
Debt issued by consolidated VIEs	3,041	3,054	3,422	3,442
Long-term and other debt	$837	$851	$886	$931

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize our financial instruments measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs, as of the dates presented:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$222	$50	$172	$—
Total assets measured at fair value	$222	$50	$172	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$221	$50	$171	$—
Total assets measured at fair value	$221	$50	$171	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including equity method investments, property and equipment, right-of-use assets, deferred contract costs, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. We did not have any impairments for the three months ended March 31, 2026 and 2025.

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

	March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,084	$—	$—	$18,084
Total	$18,084	$—	$—	$18,084

Financial liabilities
Deposits	$14,075	$—	$14,075	$—
Debt issued by consolidated VIEs	3,054	—	3,054	—
Long-term and other debt	851	—	851	—
Total	$17,980	$—	$17,980	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,747	$—	$—	$18,747
Total	$18,747	$—	$—	$18,747

Financial liabilities
Deposits	$13,928	$—	$13,928	$—
Debt issued by consolidated VIEs	3,442	—	3,442	—
Long-term and other debt	931	—	931	—
Total	$18,301	$—	$18,301	$—

9. STOCK-BASED COMPENSATION

During the three months ended March 31, 2026, we awarded 632,791 service-based restricted stock units (RSUs) with a weighted average grant date fair market value per share of $73.04 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by us on each such vesting date.

During the three months ended March 31, 2026, we awarded 169,462 performance-based restricted stock units with a fair market value of approximately $73.16. Performance-based RSUs cliff vest at the end of three years, if specific performance measures tied to our financial performance are met. For the performance-based RSUs awarded in 2026, the predefined vesting criteria permit a range from 0% to 160% to be earned, subject to a market-based condition. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. If the performance targets are met, these awards will vest with respect to the entire award on February 17, 2029, provided that the participant is employed by us on the vesting date (subject to certain limited exceptions, such as death, disability and qualifying retirements).

For the three months ended March 31, 2026 and 2025, we recognized $15 million and $13 million in stock-based compensation expense, respectively.

10. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

In November 2025, we authorized and issued 75,000 shares of preferred stock as depositary shares (the Depositary Shares) for gross proceeds of $75 million, with each Depositary Share representing a 1/40th interest in our Series A 8.625% Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the Series A Preferred Stock). The Series A Preferred Stock has a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series A Preferred Stock) and as of both March 31, 2026 and December 31, 2025, the aggregate liquidation value was $75 million.

Stock Repurchase Authorizations

Periodically, we repurchase shares of our common stock pursuant to Board-approved share repurchase authorizations. The rationale for our repurchase authorizations, and the amounts thereof, is to execute against our previously disclosed capital priorities to grow responsibly, maintain balance sheet strength, and return value to stockholders.

The following table provides information about our common stock repurchases under our various Board-approved share repurchase authorizations, for the periods presented:

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Millions)	Amount Authorized for Repurchase	Number of Shares Repurchased (1)	Approximate Dollar Value of Shares Repurchased (2)	Amount Remaining for Future Repurchases
As of December 31, 2025				$240
For the three months ended:
March 31, 2026	$600	2.0	$150	$690
______________________________
(1)Upon repurchase, these shares were retired and ceased to be outstanding shares of common stock, and are now treated as authorized but unissued shares of common stock. Does not include the 1.5 million shares that were retired in connection with the termination of our Capped Call transactions, discussed below.
(2)Excludes excise taxes on stock repurchases.

Capped Call Transactions

In connection with the prior issuance of our 4.25% Convertible Senior Notes due 2028 (Convertible Notes), we entered into privately negotiated capped call (Capped Call) transactions with certain financial institution counterparties in June 2023. At that time, these transactions were expected generally to reduce potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we were required to make in excess of the principal amount of the Convertible Notes, with such reduction and/or offset subject to a cap, based on the cap price. As of December 31, 2025, all of the Capped Call transactions remained outstanding, notwithstanding that no Convertible Notes were outstanding at that time. For additional information on the June 2023 issuance of our Convertible Notes and the subsequent repurchases in 2024 and 2025, as well as information on our Capped Call transactions, refer to Note 10, “Borrowings of Long-Term and Other Debt” to the audited Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2025 and 2024.

In February 2026 we entered into a separate, privately negotiated termination agreement (each, a Capped Call Unwind Agreement) with each financial institution counterparty to the Capped Call transactions, thereby terminating all of the outstanding Capped Call transactions, and resulting in the receipt of an aggregate of 1.5 million shares of our common stock, with a value of $111 million, from the Capped Call counterparties pursuant to the Capped Call Unwind Agreements. Following their receipt, these shares were retired and ceased to be outstanding shares of common stock, and are now treated as authorized but unissued shares of common stock.

Dividends

The table below summarizes the cash dividend activity we had on our preferred and common stock for the dates presented:

(Millions, except per share amounts)		Preferred Stock		Common Stock
Dividend Declaration Date	Dividend Payment Date	Amount Per Share	Amount	Amount Per Share	Amount (1)
January 29, 2026	March 16, 2026	$26.35	$2	$0.23	$10
______________________________
(1)Excludes dividend equivalent rights paid during the period.

On April 23, 2026, our Board of Directors declared a quarterly cash dividend of $21.56 per share on our preferred stock and $0.23 per share on our common stock, each payable on June 15, 2026, to stockholders of record at the close of business on May 29, 2026.

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of Accumulated other comprehensive loss, net of tax effects, are as follows for the periods presented:

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Three Months Ended March 31, 2026	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2025	$(14)	$1	$(3)	$(16)
Changes in other comprehensive loss	—	(1)	—	(1)
Balance as of March 31, 2026	$(14)	$—	$(3)	$(17)

Three Months Ended March 31, 2025	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2024	$(19)	$—	$(3)	$(22)
Changes in other comprehensive income	2	1	—	3
Balance as of March 31, 2025	$(17)	$1	$(3)	$(19)

12. INCOME TAXES

The Provision for income taxes increased for the three months ended March 31, 2026, primarily driven by an increase in Income from continuing operations before income taxes. The effective tax rate was 25.3% and 28.1% for the three-month periods ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate was due to a discrete tax benefit in the current year period.

We file income tax returns in U.S. federal, state, local and foreign jurisdictions, as applicable. With a few exceptions, U.S. federal income tax returns are no longer subject to examination for years before 2022, and state and local income tax and foreign income tax returns are no longer subject to examination for years before 2021.

13. EARNINGS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders reflects the deduction of dividends declared on our preferred stock. Diluted EPS reflects the assumed conversion of unvested restricted stock awards pursuant to the Treasury Stock method.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2026	2025
(Millions, except per share amounts)
Numerator
Income from continuing operations	$181	$142
Loss from discontinued operations, net of income taxes (1)	—	(4)
Net income	181	138
Less: Preferred stock dividends	(2)	—
Net income available to common stockholders	$179	$138

Denominator
Weighted average common stock outstanding – basic	42.8	49.0
Add: net effect of dilutive unvested restricted stock awards (2)	0.4	0.6
Weighted average common stock outstanding – diluted	43.2	49.6

Basic EPS
Income from continuing operations	$4.19	$2.89
Loss from discontinued operations	$—	$(0.08)
Net income per share	$4.19	$2.81

Diluted EPS
Income from continuing operations	$4.15	$2.86
Loss from discontinued operations	$—	$(0.08)
Net income per share	$4.15	$2.78
__________________________________
(1)Includes amounts that related to the previously disclosed discontinued operations associated with the spinoff of our former LoyaltyOne segment in 2021 and the sale of our former Epsilon segment in 2019. For additional information, refer to Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” to the unaudited Consolidated Financial Statements.
(2)As the effect would have been anti-dilutive, for the three months ended March 31, 2026 and 2025, zero and approximately 0.8 million, respectively, restricted stock awards were excluded from the calculation of weighted average dilutive common shares.

14. REGULATORY MATTERS AND CAPITAL ADEQUACY

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, each to risk-weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of March 31, 2026 and 2025, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

The following table provides the actual capital ratios and minimum ratios for the Company, as well as each Bank, as of the periods presented:

	Ratio/Dollar Value		Minimum Ratio for Capital Adequacy Purposes *	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
(Millions, except percentages)	March 31, 2026	December 31, 2025
Total Company
Common equity tier 1 capital ratio (1)	13.3%	13.0%	4.5%	N/A
Tier 1 capital ratio (2)	13.7	13.4	6.0	N/A
Total risk-based capital ratio (3)	16.9	16.8	8.0	N/A
Tier 1 leverage capital ratio (4)	12.1	12.4	4.0	N/A
Total risk-weighted assets (5)	$19,352	$19,755

Comenity Bank
Common equity tier 1 capital ratio (1)	15.1%	15.1%	4.5%	6.5%
Tier 1 capital ratio (2)	15.1	15.1	6.0	8.0
Total risk-based capital ratio (3)	16.5	16.5	8.0	10.0
Tier 1 leverage capital ratio (4)	13.5	14.1	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	13.5%	13.5%	4.5%	6.5%
Tier 1 capital ratio (2)	14.1	14.1	6.0	8.0
Total risk-based capital ratio (3)	17.6	17.5	8.0	10.0
Tier 1 leverage capital ratio (4)	12.4	13.2	4.0	5.0
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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

In November 2023 following the consent of the Board of Managers of Comenity Servicing LLC (the Servicer), the FDIC issued a consent order to the Servicer. The Servicer is not one of our Bank subsidiaries, but is our wholly-owned subsidiary that services substantially all of our loans. The consent order arose out of the June 2022 transition of our credit card processing services to strategic outsourcing partners and addresses certain shortcomings in the Servicer’s information technology (IT) systems development, project management, business continuity management, cloud operations, and third-party oversight. The Servicer entered into the consent order for the purpose of resolving these matters without admitting or denying any violations of law or regulation set forth in the order. The consent order did not contain any monetary penalties or fines. The consent order was terminated by the FDIC on March 31, 2026.

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

15. COMMITMENTS AND CONTINGENCIES

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

On February 20, 2024, we and our general counsel were named as defendants in an adversary proceeding filed by the liquidating trustee in LVI’s Chapter 11 bankruptcy case in the United States Bankruptcy Court for the Southern District of Texas, captioned Pirinate Consulting Group, LLC v. Bread Financial Holdings, Inc., Case No. 24-03027 (Bankr. S.D. Tex.), alleging actual and constructive fraudulent transfers, among other claims, in connection with our spinoff of LVI. Also on February 20, 2024, the liquidating trustee filed an action in the United States District Court for the District of Delaware against us, each of the members of our Board of Directors at the time of the spinoff, and certain members of our management team, captioned Pirinate Consulting Group, LLC v. Bread Financial Holdings, Inc., Case No. 24-cv-00226-RGA (D. Del.), alleging certain breaches of fiduciary duties (and aiding and abetting breaches of fiduciary duties) in connection with the spinoff. Subsequently, the liquidating trustee voluntarily dismissed without prejudice the complaint in the District of Delaware and commenced on March 20, 2024 a substantially similar action in Delaware Chancery Court, captioned Pirinate Consulting Group, LLC v. Bread Financial Holdings, Inc., Case No. 2024-0277-MTZ (Del. Ch.), against the same parties and asserting the same claims. Among other things, in each of the Texas and Delaware actions, the liquidating trustee seeks damages in the amount of approximately $750 million plus interest, fees and expenses. In the Texas action, the United States Bankruptcy Court permitted certain of the claims to move past a motion to dismiss, and on January 22, 2026, the Court denied our motion for partial summary judgment on other claims; we are appealing that decision to the United States District Court for the Southern District of Texas.

We and certain current and former members of our management team have also been named as defendants in other litigation matters relating to the LVI spinoff. LoyaltyOne, Co. (the LVI subsidiary that operated its Canadian AIR MILES business) filed suit against us and our general counsel in the Ontario Superior Court of Justice in Canada on October 18, 2023, in an action captioned LoyaltyOne, Co. v. Bread Financial Holdings, Inc. et al. The lawsuit asserts that our general counsel, in his capacity as a pre-spinoff director of LoyaltyOne, Co., breached various fiduciary duties owed to LoyaltyOne, Co. in connection with the LVI spinoff and certain other transactions, and that Bread Financial assisted in and

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
benefited from those breaches. The lawsuit seeks damages in the amount of $775 million. LoyaltyOne, Co. is also contesting our entitlement to certain potential tax refunds under the tax matters agreement, in proceedings pursuant to the Canadian Companies’ Creditors Arrangement Act in the Commercial List of the Ontario Superior Court of Justice, captioned In re Matter of a Plan of Compromise or Arrangement of LoyaltyOne, Co., Case No. CV-23-00696017-00CL (the Tax Matters Dispute). In July 2024, the judge presiding over the Tax Matters Dispute issued an order in our favor, and LoyaltyOne, Co. filed a motion for leave to appeal that order, which motion was dismissed by the Court of Appeal for Ontario in March 2025. LoyaltyOne, Co. has indicated that it will continue to seek to contest our entitlement to these potential tax refunds. In March 2026, certain creditors of LVI sought a temporary stay of these Canadian proceedings pending final resolution of the tax refund-related claims in the U.S. litigation filed by the liquidating trustee, and the Ontario Superior Court of Justice granted an interim one-year stay up to and including March 8, 2027, subject to the right of any interested party to bring a motion prior to that date to lift or vary the stay. Finally, on April 27, 2023, we and certain current and former members of our management team were named as defendants in a putative federal securities class action filed in the United States District Court for the Southern District of Ohio, captioned Newtyn Partners, LP v. Alliance Data Systems n/k/a Bread Financial Holdings, Inc., Case No. 23-cv-1451-EAS (S.D. Ohio), concerning disclosures made about LVI’s business prior to the spinoff. The lead plaintiff in this matter filed an amended complaint on March 21, 2024. In March 2025, the United States District Court for the Southern District of Ohio granted our and the other defendants’ motions to dismiss in full and with prejudice; the court entered judgment in favor of all defendants and terminated the case. The plaintiffs appealed the District Court’s ruling in the Newtyn Partners matter, and the United States Court of Appeals for the Sixth Circuit affirmed the dismissal of the suit in January 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the risk to current or anticipated earnings, capital or economic value arising from changes in the market value of portfolios, securities or other financial instruments. Market Risk includes interest rate risk which is the risk arising from movements in interest rates. Our principal market risk exposures arise from volatility in interest rates and changes in the relationship between the interest rates on our assets (such as Credit card and other loans and Investments) and the interest rates on our liabilities (such as Deposits, Debt issued by consolidated variable interest entities and Long-term and other debt), which may include repricing risk, basis risk, yield curve risk and options risk, and their resulting impact on economic value, capitalization levels, and earnings.

There has been no material change from our 2025 Form 10-K related to our exposure to interest rate risk or other market risks.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to (i) Part II, Item 1A, “Risk Factors—We may be adversely affected by LVI’s ongoing bankruptcy proceedings or pending or future litigation or other disputes involving or relating to LVI.” of our 2025 Form 10-K, (ii) Note 15, “Commitments and Contingencies” to our unaudited Consolidated Financial Statements, and (iii) “Risk Factors—Legal, Regulatory and Compliance Risks” of our 2025 Form 10-K, each of which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our 2025 Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Business Environment.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions)
January 1-31	1,019,492	$73.67	1,018,043	$165
February 1-28	2,450	$76.26	—	$765
March 1-31	1,033,811	$72.94	1,028,241	$690
Total	2,055,753	$73.30	2,046,284
__________________________________
(1)During the periods presented, (i) 9,469 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the 401(k) Plan and (ii) 2,046,284 shares of our common stock were repurchased by the Company, pursuant to a Rule 10b5-1 trading plan previously adopted by the Company, during an open trading window.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None.

(b)None.

(c)On February 27, 2026, Ralph Andretta, our President and Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K, providing for the sale from time to time of an aggregate of up to 15,000 shares of our common stock. The duration of the trading arrangement is until December 31, 2026 or earlier if all transactions under the trading arrangement are completed. During the three months ended

March 31, 2026, no other Section 16 officer or director of the Parent Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

a)Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Elimination of Series A Preferred Non-Voting Convertible Preferred Stock of the Registrant.	10-Q	3.3	10/28/25

3.4	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Fifth Addendum to Sixth Amended and Restated Service Agreement, dated as of January 1, 2026, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	1/5/26

10.2	(b) (c) (d)	Sixth Addendum to Sixth Amended and Restated Service Agreement, dated as of April 1, 2026, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	4/1/26

10.3	(a)	Form of Capped Call Unwind Agreement.	8-K	10.1	2/17/26

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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
The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

DATE: April 28, 2026

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: April 28, 2026

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer