Form 10-Q
period 2026-06-30
BREAD FINANCIAL HOLDINGS, INC.
filed 2026-07-28
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
(614) 729-4000
(Registrant’s telephone number, including area code)
_______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	BFH	NYSE
Depositary Shares, Each Representing a 1/40th Interest in a Share of 8.625% Non-Cumulative Perpetual Preferred Stock, Series A	BFH PrA	NYSE
Depositary Shares, Each Representing a 1/40th Interest in a Share of 8.875% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	BFH PrB	NYSE
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 22, 2026, 38,419,268 shares of common stock were outstanding.

BREAD FINANCIAL HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited Consolidated Financial Statements and related Notes included elsewhere in this quarterly report, and our audited Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the SEC) on February 13, 2026 (the 2025 Form 10-K). Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those identified in our other filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our 2025 Form 10-K and this and our other Quarterly Reports on Form 10-Q.

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

•We have previously repurchased and may, from time to time, in the future continue to repurchase debt, including any outstanding senior unsecured notes, subordinated notes or convertible notes. In such transactions, we may pay a premium to induce these repurchases, or in certain cases repurchase at a discount, which, from a GAAP perspective, would result in an impact to Total non-interest expenses, with a corresponding impact also reflected in Net income available to common stockholders and consequently our Earnings per diluted common share. For our prior debt repurchases, we show adjustments to these three financial statement line items to exclude the impacts from our debt repurchases. We use Adjusted total non-interest expenses, Adjusted net income available to common stockholders, and Adjusted earnings per diluted common share to evaluate the ongoing operations of the Company excluding the volatility that can occur from the impacts of our debt repurchases.
•Pretax pre-provision earnings (PPNR) represents Income from continuing operations before income taxes and the Provision for credit losses. PPNR excluding impacts from debt repurchases then excludes from PPNR the loss or gain on any debt repurchases in the period. We use PPNR and PPNR excluding impacts from debt repurchases as metrics to evaluate our results of operations before income taxes, excluding the movements that can occur within Provision for credit losses and the one-time nature of the impacts from debt repurchases.
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

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the second quarter of 2026, as well as our related outlook for the remainder of 2026 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations,” “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein, and in our 2025 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which provide further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the discussion included herein is for the three months ended June 30, 2026, compared with the same period in the prior year.

Credit sales of $7.5 billion were up 11% year-over-year driven by the addition of new brand partners and increased general-purpose spending. Average and end-of-period credit card and other loans increased 3% to $18.2 billion and 5% to $18.5 billion, respectively, driven by new brand partners and increased credit sales. Total interest income was up 3% from the second quarter of 2025. Higher Average credit card and other loans balances, the ongoing effects of pricing actions (such as increases to our annual percentage rates) and lower reversals of finance charges and late fees, resulting from lower gross credit losses were partially offset by both a lower average Prime interest rate, which affects variable rate Credit card and other loans, and lower billed late fees. Our improved delinquency trends across our loan portfolio, as well as the gradual shift in product mix to a declining proportion of private label accounts, which tend to have higher billed late fees, have resulted in lower overall billed late fees. Net interest margin increased year-over-year to 18.49%, from 17.71%, as loan yields continued to benefit from the effects of pricing actions, and funding costs continued to improve. We anticipate the year-over-year benefits associated with our pricing actions to slow throughout the year as the majority of our credit card loan portfolio will have repriced. Net interest margin is also expected to be affected by the ongoing gradual improvement in our payment and delinquency rate trends, and the continued shift in our product and risk mix. Non-interest income decreased $1 million from the second quarter of 2025, driven by increased costs associated with brand partner retailer share arrangements, partially offset by both an increase in interchange and merchant discount fees, due to the addition of new brand partners, and an increase in revenue from our payment protection products as a result of new enrollment channels. We expect Non-interest income will continue to decrease throughout the year as a result of both higher credit sales-related payments to brand partners, and higher brand partner profit sharing as a result of improving loan yields and gross credit losses. Overall, Total net interest and non-interest income for the quarter was $1.0 billion, up 7% versus the second quarter of 2025.

Provision for credit losses increased during the three months ended June 30, 2026 driven by a $3 million reserve release and net principal losses of $316 million, compared with a $74 million reserve release and net principal losses of $348 million in the prior year period.

Our Allowance for credit losses decreased as of June 30, 2026, relative to December 31, 2025, due primarily to a lower Credit card and other loans balance, as seasonally higher transactor balances from the fourth quarter of 2025 were paid down in the first quarter of 2026, as well as the improving credit quality in our credit card and other loans portfolio. Our reserve rate was 11.23% and 11.89% as of June 30, 2026 and 2025, respectively, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes, including ongoing uncertainty regarding trade policy and global conflicts, and downstream impacts on inflation and unemployment. From an overall credit quality perspective, our percentage of customers with Vantage scores greater than 650 remains above pre-pandemic levels due to prudent credit management and a more diversified product mix, in particular with co-brand cards representing a larger proportion of our portfolio.

Total non-interest expenses of $483 million were relatively flat year-over year, driven by a $15 million decrease in Other expenses due primarily to the net impacts from our debt repurchases, partially offset by a $13 million increase in Employee compensation and benefits from increased wages, as well as increased medical claims.

Provision for income taxes increased $16 million year-over-year, driven by an increase in Income from continuing operations before income taxes, as well as a discrete tax benefit in the prior year period.

During the quarter, we further optimized our capital structure by issuing $135 million of 8.875% preferred stock. With this issuance and continued strong earnings we were able to return value to stockholders through share repurchases, buying back 2.8 million shares, or $241 million, of common stock during the quarter, resulting in $449 million of outstanding share repurchase authorization as of June 30, 2026. Our Common equity tier one capital ratio (CET1) of 12.9% decreased from 13.0% in the second quarter of 2025, as net earnings over the period were more than offset by our common stock repurchases, debt repurchases and dividend payments. Additionally, relative to the second quarter of 2025 direct-to-consumer (DTC) deposits increased 16% to $9.4 billion as of June 30, 2026, with average DTC deposits representing 50% of our total funding, up from 45% a year ago.

Our revised 2026 financial outlook is based on strong year-to-date results, reflecting continued consumer resilience, inflation remaining above the Federal Reserve Board’s (FRB) target rate of 2%, and a generally stable labor market.

Based on our current economic outlook and visibility into our new business pipeline and partner growth, as well as both the expected continued improvement in our Net principal loss rate and our ongoing expectations for strong cardholder payment rates, we now expect growth in 2026 Average credit card and other loans to be up low- to mid-single digits on a percentage point basis from full year 2025. Growth in Total net interest and non-interest income is now also anticipated to be up low- to mid-single digits on a percentage point basis from 2025, primarily driven by the growth in Average credit card and other loans. We anticipate our full year Net interest margin to be flat to slightly higher than 2025 as a result of continued, albeit slowing benefits from implemented pricing actions and an improving cost of funds, partially offset by lower billed late fees from improving delinquency trends, and continued shifts in risk and product mix which are driving improvement in our payment rate trends. We continually focus on expanding and diversifying our product offerings, including ways to leverage our loan origination and servicing-related capabilities.

We manage our expense growth based on revenue generation and ongoing investment in our business. Accordingly, we expect to deliver positive operating leverage in 2026, excluding the pretax impacts from our debt repurchases, a Non-GAAP financial measure. We continue to invest in AI capabilities, technology modernization, marketing, and product innovation to drive growth and efficiencies.

Our 2026 financial outlook now assumes a full year Net principal loss rate ranging from 7.0% to 7.1% given a resilient consumer, our disciplined credit management, and continued risk and product mix shifts.

In our 2026 financial outlook, we expect our full year normalized effective tax rate to be in the range of 25% to 27% with quarter-over-quarter variability due to the timing of certain discrete items.

Overall, our second quarter results demonstrate the strength of our earnings power and the benefits of disciplined capital management. We remain confident in our ability to execute on our strategy and deliver attractive returns while creating long-term value for our stockholders.

Note: We are unable to provide a quantitative reconciliation of the forward-looking 2026 financial outlook for the Non-GAAP financial measure above, to its most directly comparable forward-looking GAAP measure, as we cannot reliably predict all of the necessary components of such a forward-looking GAAP measure without unreasonable effort.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the three and six months ended June 30, 2026, compared with the same periods in the prior year, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment” above.

Table 1: Summary of Our Financial Performance

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$993	$929	64	7	$2,010	$1,899	111	6
Provision for credit losses	313	274	39	14	616	570	46	8
Total non-interest expenses	483	481	2	—	955	958	(3)	—
Income from continuing operations before income taxes	197	174	23	13	439	371	68	18
Provision for income taxes	51	35	16	41	111	91	20	23
Income from continuing operations	146	139	7	6	328	280	48	17
Loss from discontinued operations, net of income taxes (1)	—	—	—	—	—	(4)	4	(100)
Net income	146	139	7	5	328	276	52	18
Dividends declared to preferred stockholders	(2)	—	(2)	nm	(4)	—	(4)	nm
Net income available to common stockholders	$144	$139	5	4	$324	$276	48	17
Adjusted net income available to common stockholders *(2)	$144	$149	(5)	(3)	$325	$288	37	13

Earnings per diluted common share	$3.55	$2.94	0.61	21	$7.72	$5.71	2.01	35
Adjusted earnings per diluted common share *(2)	$3.55	$3.15	0.40	13	$7.75	$5.96	1.79	30
Net interest margin (3)	18.49%	17.71%		0.78	18.87%	17.88%		1.0
Return on average tangible common equity *(4)	22.6%	22.7%		(0.1)	25.0%	22.8%		2.2
Effective income tax rate — continuing operations	25.7%	20.5%		5.2	25.4%	24.5%		0.9
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
(2)Adjusts Net income available to common stockholders and Earnings per diluted common share for the impacts from our debt repurchases.
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
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,195	$1,148	47	4	$2,419	$2,333	86	4
Interest on cash and investment securities	39	46	(7)	(16)	75	91	(16)	(18)
Total interest income	1,234	1,194	40	3	2,494	2,424	70	3
Interest expense
Interest on deposits	139	139	—	—	272	277	(5)	(2)
Interest on borrowings	56	81	(25)	(31)	116	167	(51)	(31)
Total interest expense	195	220	(25)	(11)	388	444	(56)	(13)
Net interest income	1,039	974	65	7	2,106	1,980	126	6
Non-interest income
Interchange revenue, net of retailer share arrangements	(110)	(95)	(15)	16	(216)	(178)	(38)	22
Other	64	50	14	26	120	97	23	24
Total non-interest income	(46)	(45)	(1)	4	(96)	(81)	(15)	19
Total net interest and non-interest income	993	929	64	7	2,010	1,899	111	6
Provision for credit losses	313	274	39	14	616	570	46	8
Total net interest and non-interest income, after provision for credit losses	$680	$655	25	4	$1,394	$1,329	65	5

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income increased for the three and six months ended June 30, 2026, due to the following:

•Interest and fees on loans increased due to higher Average credit card and other loans balances, the ongoing effects of pricing actions and lower reversals of finance charges and late fees, resulting from lower gross credit losses, partially offset by both lower average Prime interest rates which affects variable rate Credit card and other loans, and lower billed late fees; collectively increasing the yield from finance charges and late fees by approximately 32 basis points and 49 basis points, over the respective periods of comparison. Our lower delinquency volumes and the gradual shift in product mix to a lower proportion of private label accounts, which tend to have higher billed late fees, have resulted in lower overall billed late fees.
•Interest on cash and investment securities decreased due to lower average interest rates, which decreased interest income by $7 million and $14 million, over the respective periods of comparison, as well as lower average balances in the six month period, which decreased interest income by $2 million.

Interest expense: Total interest expense decreased for the three and six months ended June 30, 2026, due to the following:

•Interest on deposits was flat for the three month period due to lower average interest rates, which decreased interest expense by $12 million, offset by higher average DTC deposit balances, which increased funding costs by

$12 million. Interest on deposits decreased for the six month period due to lower average interest rates, which decreased interest expense by $27 million, partially offset by higher average DTC deposit balances, which increased funding costs by $22 million.
•Interest on borrowings decreased due to lower average borrowings, which decreased funding costs by $17 million and $36 million, over the respective periods of comparison, and lower average interest rates, which decreased funding costs by $8 million and $15 million, over those same respective periods.

Non-interest income: Total non-interest income decreased for the three and six months ended June 30, 2026, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, increased due to an increase in costs associated with brand partner retailer share arrangements, partially offset by an increase in interchange and merchant discount fees due to the addition of new brand partners over the periods of comparison.
•Other increased due primarily to an increase in revenue from our payment protection products as a result of new enrollment channels.

Provision for credit losses increased for the three and six months ended June 30, 2026. For the three month period, the increase was driven by a $3 million reserve release and net principal losses of $316 million, compared with a $74 million reserve release and net principal losses of $348 million in the prior year period. For the six month period, the increase was driven by a $31 million reserve release and net principal losses of $647 million, compared with a $143 million reserve release and net principal losses of $713 million in the prior year period. Our reserve rate was 11.23% and 11.89% as of June 30, 2026 and 2025, respectively, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes, including ongoing uncertainty regarding trade policy and global conflicts, and downstream impacts on inflation and unemployment.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$225	$212	13	6	$445	$426	19	4
Card and processing expenses	81	81	—	1	161	163	(2)	(1)
Information processing and communication	80	77	3	4	156	158	(2)	(1)
Marketing expenses	36	34	2	7	71	68	3	4
Depreciation and amortization	19	20	(1)	(8)	37	42	(5)	(10)
Other	42	57	(15)	(29)	85	101	(16)	(17)
Total non-interest expenses	$483	$481	2	—	$955	$958	(3)	—

Adjusted total non-interest expenses (1)	$483	$468	15	3	$953	$943	10	1
__________________________________
(1)Adjusts Total non-interest expenses for the impacts from our debt repurchases, representing $13 million for the three months ended June 30, 2025, and $2 million and $15 million for the six months ended June 30, 2026 and 2025, respectively, and therefore represent Non-GAAP financial measures. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses were relatively flat for both the three and six months ended June 30, 2026. Adjusted total non-interest expenses, which represents a Non-GAAP financial measure and has been adjusted for the impacts from our debt repurchases, increased 3% and 1% for the three and six months ended June 30, 2026, respectively.

•Employee compensation and benefits increased primarily due to higher wages related to annual merit increases and incentive compensation, as well as increased medical claims, partially offset by operational excellence initiatives.
•Other decreased due primarily to the net impacts year-over-year from our debt repurchases.

Income Taxes

The Provision for income taxes increased for the three and six months ended June 30, 2026. The effective tax rate was 25.7% and 20.5% for the three months ended June 30, 2026 and 2025, respectively, and 25.4% and 24.5% for the six months ended June 30, 2026 and 2025, respectively. Both the increases in the Provision for income taxes and in the effective tax rates over the periods of comparison were primarily driven by a discrete tax benefit in the prior year period related to a California law change.

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

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
(Millions, except per share amounts and percentages)
Credit sales	$7,537	$6,814	11	$14,047	$12,920	9
PPNR *(1)	510	448	14	1,055	941	12
PPNR excluding impacts from debt repurchases *(1)	510	461	11	1,057	956	11
Average credit card and other loans	18,197	17,686	3	18,240	17,924	2
End-of-period credit card and other loans	18,477	17,656	5	18,477	17,656	5
End-of-period direct-to-consumer (retail) deposits	$9,357	$8,080	16	9,357	8,080	16

Return on average assets (2)	2.6%	2.5%	0.1	2.9%	2.5%	0.4
Return on average equity (3)	17.1%	17.5%	(0.4)	19.2%	17.6%	1.6
Return on average tangible common equity *(4)	22.6%	22.7%	(0.1)	25.0%	22.8%	2.2

Net interest margin (5)	18.49%	17.71%	0.78	18.87%	17.88%	1.0
Loan yield (6)	26.35%	26.03%	0.32	26.75%	26.25%	0.5

Efficiency ratio (7)	48.6%	51.8%	(3.2)	47.5%	50.4%	(2.9)
Adjusted efficiency ratio (7)	48.6%	50.4%	(1.8)	47.4%	49.7%	(2.3)

Common equity tier 1 capital ratio (8)	12.9%	13.0%	(0.1)	12.9%	13.0%	(0.1)
Book value per common share (9)	$81.79	$67.88	21	$81.79	$67.88	21
Tangible book value per common share *(10)	$63.66	$52.21	22	$63.66	$52.21	22
Cash dividend per preferred share	$21.56	$—	nm	$47.91	$—	nm
Cash dividend per common share	$0.23	$0.21	10	$0.46	$0.42	9.5

Payment rate (11)	15.1%	15.0%	0.1	15.1%	14.9%	0.2

Delinquency rate (12)	5.25%	5.73%	(0.48)	5.25%	5.73%	(0.5)
Net principal loss rate (13)	6.98%	7.88%	(0.90)	7.16%	8.02%	(0.9)
Reserve rate (14)	11.23%	11.89%	(0.66)	11.23%	11.89%	(0.7)
__________________________________
*Represents a Non-GAAP financial measure. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.
(1)PPNR represents Income from continuing operations before income taxes and the Provision for credit losses. PPNR excluding impacts from debt repurchases excludes from PPNR impacts from our debt repurchases in the period.
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
(7)Efficiency ratio represents Total non-interest expenses divided by Total net interest and non-interest income. Adjusted efficiency ratio excludes impacts from debt repurchases in the period.
(8)Common equity tier 1 capital ratio represents tier 1 capital reduced by Preferred stock, divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders’ equity has been reduced by Goodwill and intangible assets, net. For additional information, see “Legislative, Regulatory Matters and Capital Adequacy” included elsewhere in this report.
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
(14)Reserve rate represents the Allowance for credit losses divided by End-of-period credit card and other loans.
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

Table 5: Net Interest Margin

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,348	$39	3.51%	$4,372	$46	4.18%
Credit card and other loans	18,197	1,195	26.35%	17,686	1,148	26.03%
Total interest-earning assets	22,545	1,234	21.95%	22,058	1,194	21.70%

Direct-to-consumer (retail) deposits	8,993	89	3.95%	8,039	88	4.39%
Wholesale deposits	5,344	50	3.77%	5,164	51	3.97%
Interest-bearing deposits	14,337	139	3.88%	13,203	139	4.23%

Secured borrowings	2,826	38	5.40%	3,393	50	5.79%
Unsecured borrowings	850	18	8.27%	1,267	31	9.97%
Interest-bearing borrowings	3,676	56	6.06%	4,660	81	6.93%
Total interest-bearing liabilities	$18,013	$195	4.33%	$17,863	$220	4.93%

Net interest income		$1,039			$974

Net interest margin (1)		18.49%			17.71%

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,266	$75	3.52%	$4,397	$91	4.17%
Credit card and other loans	18,240	2,419	26.75%	17,924	2,333	26.25%
Total interest-earning assets	22,506	2,494	22.34%	22,321	2,424	21.90%

Direct-to-consumer (retail) deposits	8,785	173	3.97%	7,919	175	4.46%
Wholesale deposits	5,351	99	3.73%	5,194	102	3.97%
Interest-bearing deposits	14,136	272	3.88%	13,113	277	4.27%

Secured borrowings	3,013	80	5.39%	3,791	109	5.83%
Unsecured borrowings	861	36	8.32%	1,174	58	9.92%
Interest-bearing borrowings	3,874	116	6.04%	4,965	167	6.80%
Total interest-bearing liabilities	$18,010	$388	4.34%	$18,078	$444	4.96%

Net interest income		$2,106			$1,980

Net interest margin (1)		18.87%			17.88%
______________________________
(1)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
(Millions, except percentages)
Adjusted net income available to common stockholders
Net income available to common stockholders	$144	$139	4	$324	$276	17
Impacts from debt repurchases	—	10	(100)	1	12	(88)
Adjusted net income available to common stockholders	$144	$149	(3)	$325	$288	13

Adjusted earnings per diluted common share
Earnings per diluted common share	$3.55	$2.94	21	$7.72	$5.71	35
Impacts from debt repurchases	—	0.21	(100)	0.03	0.25	(86)
Adjusted earnings per diluted common share	$3.55	$3.15	13	$7.75	$5.96	30

Adjusted total non-interest expenses
Total non-interest expenses	$483	$481	—	$955	$958	—
Impacts from debt repurchases	—	13	(100)	2	15	(87)
Adjusted total non-interest expenses	$483	$468	3	$953	$943	1

Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$197	$174	13	$439	$371	18
Provision for credit losses	313	274	14	616	570	8
Pretax pre-provision earnings (PPNR)	510	448	14	1,055	941	12
Impacts from debt repurchases	—	13	(100)	2	15	(87)
PPNR excluding impacts from debt repurchases	$510	$461	11	$1,057	$956	11

Average tangible common equity
Average total stockholders’ equity	$3,433	$3,183	8	$3,447	$3,214	7
Less: Average preferred stock	(143)	—	nm	(108)	—	nm
Less: Average goodwill and intangible assets, net	(706)	(735)	(4)	(709)	(739)	(4)
Average tangible common equity	$2,584	$2,448	6	$2,630	$2,475	6

Tangible common equity (TCE)
Total stockholders’ equity	$3,365	$3,166	6	$3,365	$3,166	6
Less: Preferred stock	(201)	—	nm	(201)	—	nm
Less: Goodwill and intangible assets, net	(701)	(731)	(4)	(701)	(731)	(4)
Tangible common equity (TCE)	$2,463	$2,435	1	$2,463	$2,435	1
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

The following table provides the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of the dates presented:

Table 7: Delinquency Trends on Credit Card and Other Loans

	June 30, 2026	% of Total	December 31, 2025	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,355	100.00%	$16,886	100.00%
Outstanding balances contractually delinquent:
30 to 59 days	258	1.58%	283	1.67%
60 to 89 days	197	1.20%	215	1.27%
90 or more days	404	2.47%	473	2.81%
Total	$859	5.25%	$971	5.75%

As part of our collections strategy, we may offer temporary and short term programs in order to improve the likelihood of collections and meet the needs of our customers. Our modifications, for customers who have requested assistance and meet certain qualifying requirements, come in the form of reduced payment requirements, interest rate reductions and late fee waivers. We do not offer programs involving the forgiveness of principal. These temporary loan modifications may assist in cases where we believe the customer will recover from the short-term hardship and resume scheduled payments. Under these consumer relief programs, those accounts receiving relief may not advance to the next delinquency cycle, including charge-off, in the same time frame that would have occurred had the relief not been granted. We evaluate our consumer relief programs to determine if they represent a more than insignificant delay in payment granted to borrowers experiencing financial difficulty, in which case they would then be considered a Loan Modification. For additional information, see Note 2, “Credit Card and Other Loans – Modified Credit Card Loans” to our unaudited Consolidated Financial Statements.

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

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period, using an average daily balance calculation methodology. The following table provides our net principal losses for the periods presented:

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Millions, except percentages)
Average credit card and other loans	$18,197	$17,686	$18,240	$17,924
Net principal losses	316	348	647	713
Net principal losses as a percentage of average credit card and other loans	6.98%	7.88%	7.16%	8.02%

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

Our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of senior and/or subordinated unsecured notes and preferred stock by our Parent Company, as well as financings through our securitization programs, and deposits with the Banks. In particular, our DTC deposits increased 16% year-over-year to $9.4 billion as of June 30, 2026, with our average direct-to-consumer deposits representing 50% of total funding, up from 45% a year ago. More broadly, we continuously evaluate opportunities to renew and expand our various sources of liquidity. We aim to satisfy our financing needs with a diverse set of funding sources, and we seek to maintain diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, which we believe will mitigate the impact of disruptions in any one type of instrument, tenor or investor.

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

We will also need additional financing in the future to repay or refinance our existing debt at or prior to maturity, and to fund our growth, which may include the issuance of additional debt or equity securities or engaging in other capital markets or financing transactions. As part of our financing strategy and capital structure optimization, we have issued subordinated notes and publicly-traded preferred stock, and in the future we may continue to seek to further optimize our capital structure. Given the maturities of certain of our outstanding debt instruments and depending on the prevailing macroeconomic conditions, it is possible that we may be required to repay, extend or refinance some or all of our future debt maturities in volatile and/or unfavorable markets.

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

The table below provides a summary of the credit ratings for the outstanding senior unsecured debt, subordinated debt and preferred stock of Bread Financial Holdings, Inc. In October 2025 all three credit rating agencies issued their updated credit ratings and related outlooks, which remain unchanged as of June 30, 2026, and were as follows:

Bread Financial Holdings, Inc.	Moody’s	S&P	Fitch
Senior unsecured debt	Ba2	BB-	BB
Subordinated debt	Ba2	B	B+
Preferred stock	B1	—	B-
Outlook	Positive	Positive	Stable

We also seek to maintain appropriate and stable credit ratings for our credit card securitizations. The table below provides a summary of the structured finance credit ratings for certain of the asset-backed securities issued through World Financial Network Credit Card Master Note Trust (WFNMNT) from the rating agencies (DBRS, S&P and Fitch), specifically the outstanding Class A notes of WFNMNT as of June 30, 2026:

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

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of June 30, 2026, we were in compliance with all such covenants.

Credit Agreement

In October 2024, we entered into our amended credit agreement with the Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility), which matures in October 2028. As of June 30, 2026, our Revolving Credit Facility was undrawn and all $700 million remained available for future borrowings.

Senior and Subordinated Unsecured Notes

The following table provides a summary of our outstanding Long-term and other debt, consisting of senior and subordinated unsecured notes, as of June 30, 2026:

Table 9: Long-term and other debt

Description	Issuance Date	Maturity	Interest Rate	Principal Amount Originally Issued	Principal Outstanding
(Millions, except percentages)
Senior notes due 2031	November 2025	May 2031	6.750%	$500	$500
Subordinated notes due 2035	March 2025	June 2035	8.375%	400	350
				$900	$850

During the first half of 2026, we repurchased $50 million in aggregate principal amount of the 8.375% Fixed-Rate Reset Subordinated Notes Due 2035 in the open market with cash on hand.

Deposits

The Banks use a variety of deposit products to finance their operating activities, including funding for non-securitized credit card and other loans, and to fund their securitization enhancement requirements. The Banks offer DTC retail deposit products, including Individual Retirement Accounts, as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits, and includes brokered deposits) and various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks have also issued certificates of deposit with scheduled maturity dates ranging between July 2026 and June 2031, in denominations of at least $1,000, on which interest is paid either monthly or at maturity. The following table summarizes these retail and wholesale deposit products by type and associated attributes as of the dates presented:

Table 10: Interest-bearing Deposits

	June 30, 2026	December 31, 2025
(Millions, except percentages)
Deposits
Direct-to-consumer (retail)	$9,358	$8,522
Wholesale	5,350	5,369
Total interest-bearing deposits	$14,708	$13,891

Non-maturity deposit products
Non-maturity deposits	$8,634	$7,700
Interest rate range	0.850% - 3.95%	0.70% - 4.05%
Weighted-average interest rate	3.81%	3.74%

Certificates of deposit
Certificates of deposit	$6,074	$6,191
Interest rate range	0.850% - 5.1%	0.850% - 5.31%
Weighted-average interest rate	4.02%	4.12%

As of June 30, 2026 and December 31, 2025, retail deposits that exceeded applicable Federal Deposit Insurance Corporation (FDIC) insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $736 million (5% of Total deposits) and $638 million (5% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

Securitization Programs Including Conduit Facilities

We sell the majority of the credit card loans originated by the Banks to certain of our master trusts (the Trusts). These securitization programs are a principal vehicle through which we finance the Banks’ credit card loans. For this purpose, we use a combination of public term asset-backed notes and private conduit facilities (the Conduit Facilities) with a consortium of lenders, including domestic money center, regional and international banks. Both our public term asset-backed notes and borrowings under the Conduit Facilities are included in Debt issued by consolidated Variable Interest Entities (VIEs) in the Consolidated Balance Sheets. During the three months ended June 30, 2026, $399 million of public term asset-backed notes matured and were repaid, of which $49 million were previously retained by us and therefore eliminated from the Consolidated Balance Sheets.

The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:

Table 11: Conduit Borrowing Capacity Rollforward and Maturities

(Millions)	December 31, 2025		Commitment	June 30, 2026
Conduit Facilities	Capacity	Drawn	Change	Capacity	Drawn	Maturity Date (3)
Comenity Bank
WFNMNT 2009-VFN (1)	$1,750	$1,363	$—	$1,750	$1,106	October 2026
Comenity Capital Bank
WFCMNT 2009-VFN (2)	2,000	712	—	2,000	343	February 2027
Total	$3,750	$2,075	$—	$3,750	$1,449
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

As of June 30, 2026, we had approximately $10.0 billion of securitized credit card loans. Securitizations require credit enhancements, which may be provided in the form of cash, spread deposits, excess collateral, additional loans and/or subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

Equity

Preferred Stock

As reflected in the table below, in May 2026 we authorized and issued 135,000 shares of preferred stock as depositary shares (the Depositary Shares) for gross proceeds of $135 million, with each Depositary Share representing a 1/40th interest in our Series B 8.875% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the Series B Preferred Stock). The Series B Preferred Stock has a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series B Preferred Stock) and as of June 30, 2026, the aggregate liquidation value was $135 million. We used the net proceeds of the offering to enter into a preferred stock transaction with one of our subsidiary banks, CCB, pursuant to which CCB issued preferred stock to Parent Company on terms substantially the same as those of the Series B Preferred Stock. The CCB preferred stock is eliminated in consolidation.

The following table provides information about our preferred stock as of the dates presented:

Table 12: Preferred Stock Issued and Outstanding

			Per Annum Dividend Rate			Carrying Amount
Series (1)	Issuance Date	Earliest Redemption Date		Total Shares	Liquidation Preference	June 30, 2026	December 31, 2025
(Millions, except share amounts)
Series A	November 25, 2025	December 15, 2030	8.625%	75,000	$75	$72	$71
Series B	May 12, 2026	December 15, 2031	8.875%	135,000	135	130	—
Total					$210	$202	$71
______________________________
(1)Issued as depositary shares representing 1/40th interest in a share of the corresponding series of non-cumulative perpetual preferred stock, par value $0.01 per share. Dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15, at a fixed rate, in each case when, as and if declared by our Board of Directors.

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

The following table provides information about our common stock repurchases under our various Board-approved share repurchase authorizations, for the periods presented:

Table 13: Authorized Share Repurchases

(Millions)	Amount Authorized for Repurchase	Number of Shares Repurchased (1)	Approximate Dollar Value of Shares Repurchased (2)	Amount Remaining for Future Repurchases
As of December 31, 2025				$240
For the three months ended:
March 31, 2026	$600	2.0	$150	$690
June 30, 2026	—	2.8	241	449
Total	$600	4.8	$391
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

In February 2026 we entered into a separate, privately negotiated termination agreement (each, a Capped Call Unwind Agreement) with each financial institution counterparty to the Capped Call transactions, thereby terminating all of the outstanding Capped Call transactions, and resulting in the receipt of an aggregate 1.5 million shares of our common stock, with a value of $111 million, from the Capped Call counterparties pursuant to the Capped Call Unwind Agreements. Following their receipt, these shares were retired and ceased to be outstanding shares of common stock, and are now treated as authorized but unissued shares of common stock.

Dividends

The table below summarizes the cash dividend activity we had on our preferred and common stock for the dates presented:

Table 14: Dividends

(Millions, except per share amounts)		Preferred Stock		Common Stock
Dividend Declaration Date	Dividend Payment Date	Amount Per Share	Amount	Amount Per Share	Amount (1)
January 29, 2026	March 16, 2026	$26.35	$2	$0.23	$10
April 23, 2026	June 15, 2026	$21.56	$2	$0.23	$9
			$4		$19
______________________________
(1)Excludes dividend equivalent rights paid during the period.

On July 23, 2026, our Board of Directors declared a quarterly cash dividend of $21.56 per share on our Series A preferred stock, $30.32 per share on our Series B preferred stock, and $0.23 per share on our common stock, each payable on September 15, 2026, to the applicable stockholders of record at the close of business on August 31, 2026. The declaration and payment of future dividends on our preferred and common stock are subject to approval by our Board of Directors, based upon a review of relevant considerations and regulatory and other restrictions on our ability to pay dividends, including restrictions imposed by the terms of each series of our outstanding preferred stock.

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

Cash Flows

The table below summarizes our cash flow activity for the periods indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities:

Table 15: Cash Flows

	Six Months Ended June 30,
	2026	2025
(Millions)
Total cash provided by (used in):
Operating activities	$1,020	$919
Investing activities	(355)	470
Financing activities	(534)	(1,285)
Net increase in cash, cash equivalents and restricted cash	$131	$104

Cash Flows from Operating Activities primarily include Net income adjusted for (i) non-cash items included in Net income, such as Provision for credit losses, Depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated Cash flows from operating activities of $1,020 million and $919 million for the six months ended June 30, 2026 and 2025, respectively. The Net cash provided by operating activities during these periods was primarily driven by cash generated from Net income after adjusting for the Provision for credit losses.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Net cash used in investing activities was $355 million for the six months ended June 30, 2026 and Net cash provided by investing activities was $470 million for the six months ended June 30, 2025. The Net cash used in investing activities for the six months ended June 30, 2026 was primarily driven by Net principal losses and an increase in installment loans, partially offset by the seasonal paydown of credit card loans. The Net cash provided by investing activities for the six months ended June 30, 2025 was primarily due to the seasonal paydown of Credit card and other loans.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $534 million and $1,285 million for the six months ended June 30, 2026 and 2025, respectively. The Net cash used in financing activities during the six months ended June 30, 2026 was primarily driven by net repayments of debt issued by consolidated variable interest entities (i.e., securitizations) and the repurchases of common stock and subordinated debt, partially offset by a net increase in deposits and net proceeds from the issuance of preferred stock. For the six months ended June 30, 2025 the net cash used in financing activities was primarily driven by repayments of debt issued by consolidated variable interest entities and the repurchases of common stock, partially offset by the net increase in deposits.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we have generally sought to rely on operating efficiencies from scale, technology modernization and digital advancement along with other operational excellence initiatives, as well as expansion in lower cost jurisdictions to offset increased costs of employee compensation and other operating expenses impacted by inflation. We also recognize that a customer’s ability and willingness to repay us has been negatively impacted by factors such as recent inflation and elevated interest rates, and any persistent effects therefrom, which may result in higher delinquencies and increased credit losses, as reflected in our elevated Reserve rate. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures continue to persist, including due to changes to, or the imposition of, tariffs and/or trade barriers, and consequently any economic impacts resulting therefrom, as well as ongoing wars and international tensions and uncertainties, they could further increase repayment pressure on consumers as well as the risk of a recessionary environment or stagflation which may adversely impact our business, results of operations and financial condition.

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

LEGISLATIVE, REGULATORY MATTERS AND CAPITAL ADEQUACY

Our business is subject to extensive federal and state laws and regulations, as well as related regulation and supervision, including by the FDIC, Consumer Financial Protection Bureau (CFPB) and other federal and state authorities. Pending and future laws and regulations (federal and state) may adversely impact our business. Without limiting the foregoing, CB is subject to various regulatory capital requirements administered by the Delaware Office of the State Bank Commissioner and the FDIC. CCB is also subject to various regulatory capital requirements administered by the Utah Department of Financial Institutions and the FDIC. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, each to risk-weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of June 30, 2026 and 2025, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.
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

The following table provides the actual capital ratios and minimum ratios for the Company, as well as each Bank, as of the periods presented:

Table 16: Capital Ratios

	Ratio/Dollar Value		Minimum Ratio for Capital Adequacy Purposes *	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
(Millions, except percentages)	June 30, 2026	December 31, 2025
Total Company
Common equity tier 1 capital ratio (1)	12.9%	13.0%	4.5%	N/A
Tier 1 capital ratio (2)	13.9	13.4	6.0	N/A
Total risk-based capital ratio (3)	17.1	16.8	8.0	N/A
Tier 1 leverage capital ratio (4)	12.3	12.4	4.0	N/A
Total risk-weighted assets (5)	$19,329	$19,755

Comenity Bank
Common equity tier 1 capital ratio (1)	15.5%	15.1%	4.5%	6.5%
Tier 1 capital ratio (2)	15.5	15.1	6.0	8.0
Total risk-based capital ratio (3)	16.9	16.5	8.0	10.0
Tier 1 leverage capital ratio (4)	13.4	14.1	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	12.5%	13.5%	4.5%	6.5%
Tier 1 capital ratio (2)	14.2	14.1	6.0	8.0
Total risk-based capital ratio (3)	17.7	17.5	8.0	10.0
Tier 1 leverage capital ratio (4)	12.8	13.2	4.0	5.0
______________________________
*The listed capital adequacy ratios exclude the Capital Conservation Buffer.
(1)Common equity tier 1 capital ratio represents tier 1 capital reduced by Preferred stock, divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders’ equity has been reduced by Goodwill and intangible assets, net. See below for a reconciliation of our Total stockholders’ equity under GAAP to tier 1 and tier 2 capital under the Basel III Standardized Approach.
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

The following table provides a reconciliation of our Total stockholders’ equity under GAAP to Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital, Tier 2 capital and Total capital, as of the date presented:

Table 17: Capital Reconciliations

June 30, 2026
(Millions)
Total stockholders’ equity	$3,365

Less:
Preferred stock	201
Total common stockholders’ equity	3,164

Less:
Goodwill (1)	593
Intangible assets	68
Other	10
Common equity tier 1 capital	2,493

Add:
Preferred stock	201
Tier 1 capital	2,694

Subordinated notes	350
Qualifying allowance for credit losses (2)	264
Tier 2 capital	614

Total capital	$3,308
__________________________________
(1)Goodwill, net of the related $41 million deferred tax liability.
(2)Represents the allowable portion of the Allowance for credit losses, which is a maximum of 1.25% of RWA.

The following table provides the changes in our Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital and Tier 2 capital for the period presented:

Table 18: Capital Rollforwards

	Three months ended June 30, 2026	Six months ended June 30, 2026
(Millions)
Common equity tier 1 capital beginning balance	$2,575	$2,569
Net income	146	328
Dividends declared on preferred and common stock	(10)	(24)
Repurchases of common stock	(244)	(396)
Changes in additional paid-in capital	18	1
Changes in intangible assets	7	15
Other	1	1
Common equity tier 1 capital	2,493	2,493

Additional Tier 1 capital beginning balance	71	71
Change in preferred stock	130	130
Tier 1 capital	2,694	2,694

Tier 2 capital beginning balance	670	670
Change in subordinated notes	(50)	(50)
Change in qualifying allowance for credit losses	(6)	(6)
Tier 2 capital	614	614

Total capital	$3,308	$3,308

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

We believe that our expectations are based on reasonable assumptions. Forward-looking statements, however, are subject to a number of risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Accordingly, our actual results could differ materially from the projections, anticipated results or other expectations expressed in this report, and no assurances can be given that our expectations will prove to have been correct. Factors that could cause the outcomes to differ materially include, but are not limited to, the following:

•macroeconomic conditions, including inflation, interest rates, labor market conditions, financial and capital market conditions, recessionary pressures or concerns over a prolonged economic slowdown, and the related impact on consumer spending behavior, payments, debt levels, savings rates and other behaviors;
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
•restrictions that limit our ability to pay dividends and repurchase our stock, and restrictions that limit our Banks’ ability to pay dividends to us;
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

Item 1. Financial Statements.
BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,195	$1,148	$2,419	$2,333
Interest on cash and investment securities	39	46	75	91
Total interest income	1,234	1,194	2,494	2,424
Interest expense
Interest on deposits	139	139	272	277
Interest on borrowings	56	81	116	167
Total interest expense	195	220	388	444
Net interest income	1,039	974	2,106	1,980
Non-interest income
Interchange revenue, net of retailer share arrangements	(110)	(95)	(216)	(178)
Other	64	50	120	97
Total non-interest income	(46)	(45)	(96)	(81)
Total net interest and non-interest income	993	929	2,010	1,899
Provision for credit losses	313	274	616	570
Total net interest and non-interest income, after provision for credit losses	680	655	1,394	1,329
Non-interest expenses
Employee compensation and benefits	225	212	445	426
Card and processing expenses	81	81	161	163
Information processing and communication	80	77	156	158
Marketing expenses	36	34	71	68
Depreciation and amortization	19	20	37	42
Other	42	57	85	101
Total non-interest expenses	483	481	955	958
Income from continuing operations before income taxes	197	174	439	371
Provision for income taxes	51	35	111	91
Income from continuing operations	146	139	328	280
Loss from discontinued operations, net of income taxes (1)	—	—	—	(4)
Net income	146	139	328	276
Dividends declared to preferred stockholders	(2)	—	(4)	—
Net income available to common stockholders	$144	$139	$324	$276

Basic earnings per common share (Note 13)
Income from continuing operations	$3.62	$2.96	$7.83	$5.86
Income (loss) from discontinued operations	—	0.01	$—	$(0.08)
Net income per share	$3.62	$2.97	$7.83	$5.78
Diluted earnings per common share (Note 13)
Income from continuing operations	$3.55	$2.93	$7.72	$5.79
Income (loss) from discontinued operations	—	0.01	$—	$(0.08)
Net income per share	$3.55	$2.94	$7.72	$5.71
Weighted average common shares outstanding (Note 13)
Basic	39.9	46.7	41.3	47.8
Diluted	40.7	47.2	41.9	48.4
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
See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Millions)
Net income	$146	$139	$328	$276

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale debt securities	(1)	—	(1)	3
Tax expense	—	—	—	(1)
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(1)	—	(1)	2

Unrealized gain on cash flow hedges	1	—	—	1
Tax expense	—	—	—	—
Unrealized gain on cash flow hedges, net of tax	1	—	—	1

Other comprehensive (loss) income, net of tax	—	—	(1)	3

Total comprehensive income, net of tax	$146	$139	$327	$279

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,683	$3,604
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities: June 30, 2026, $10,034; December 31, 2025, $10,708)	18,477	18,805
Allowance for credit losses	(2,075)	(2,106)
Credit card and other loans, net	16,402	16,699
Investments (includes investment securities carried at fair value: June 30, 2026, $218; December 31, 2025, $221)	288	284
Property and equipment, net	104	117
Goodwill and intangible assets, net	701	716
Other assets	1,274	1,243
Total assets	$22,452	$22,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$14,732	$13,916
Debt issued by consolidated variable interest entities	2,447	3,422
Long-term and other debt	838	886
Other liabilities	1,070	1,112
Total liabilities	19,087	19,336
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; authorized, 210.0 thousand shares; issued and outstanding: 210.0 thousand shares as of June 30, 2026 and 75.0 thousand shares as of December 31, 2025	—	—
Common stock, $0.01 par value; authorized, 200.0 million shares; issued and outstanding: 38.7 million shares as of June 30, 2026 and 44.1 million shares as of December 31, 2025.	—	—
Additional paid-in capital	1,603	1,868
Retained earnings	1,779	1,475
Accumulated other comprehensive loss	(17)	(16)
Total stockholders’ equity	3,365	3,327
Total liabilities and stockholders’ equity	$22,452	$22,663

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2026	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
(Millions, except preferred shares in thousands and per share amounts)
Balance as of March 31, 2026	75.0	$—	41.3	$—	$1,699	$1,643	$(17)	$3,325
Net income	—	—	—	—	—	146	—	146
Stock-based compensation	—	—	—	—	16	—	—	16
Issuance of preferred stock	135.0	—	—	—	130	—	—	130
Repurchases of common stock	—	—	(2.8)	—	(244)	—	—	(244)
Dividends and dividend equivalent rights declared ($21.56 per preferred share and $0.23 per common share)	—	—	—	—	—	(10)	—	(10)
Issuance of shares to employees, net of shares withheld for employee taxes	—	—	0.2	—	2	—	—	2
Balance as of June 30, 2026	210.0	$—	38.7	$—	$1,603	$1,779	$(17)	$3,365

Three Months Ended June 30, 2025	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
(Millions, except preferred shares in thousands and per share amounts)
Balance as of March 31, 2025	—	$—	47.6	$1	$1,960	$1,126	$(19)	$3,068
Net income	—	—	—	—	—	139	—	139
Stock-based compensation	—	—	—	—	14	—	—	14
Repurchases of common stock	—	—	(1.1)	—	(48)	—	—	(48)
Dividends and dividend equivalent rights declared ($— per preferred share and $0.21 per common share)	—	—	—	—	—	(10)	—	(10)
Issuance of shares to employees, net of shares withheld for employee taxes	—	—	0.1	—	3	—	—	3
Balance as of June 30, 2025	—	$—	46.6	$1	$1,929	$1,255	$(19)	$3,166

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2026	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
(Millions, except preferred shares in thousands and per share amounts)
Balance as of December 31, 2025	75.0	$—	44.1	$—	$1,868	$1,475	$(16)	$3,327
Net income	—	—	—	—	—	328	—	328
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	—	—	31	—	—	31
Issuance of preferred stock	135.0	—	—	—	130	—	—	130
Repurchases of common stock	—	—	(4.8)	—	(396)	—	—	(396)
Termination of Capped Call transactions	—	—	(1.5)	—	—	—	—	—
Dividends and dividend equivalent rights declared ($47.91 per preferred share and $0.46 per common share)	—	—	—	—	—	(24)	—	(24)
Issuance of shares to employees, net of shares withheld for employee taxes	—	—	0.9	—	(30)	—	—	(30)
Balance as of June 30, 2026	210.0	$—	38.7	$—	$1,603	$1,779	$(17)	$3,365

Six Months Ended June 30, 2025	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
(Millions, except preferred shares in thousands and per share amounts)
Balance as of December 31, 2024	—	$—	49.1	$1	$2,073	$999	$(22)	$3,051
Net income	—	—	—	—	—	276	—	276
Other comprehensive income	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	—	—	28	—	—	28
Repurchases of common stock	—	—	(3.2)		(150)			(150)
Repurchase of Convertible Notes	—	—	—	—	(2)	—	—	(2)
Dividends and dividend equivalent rights declared ($— per preferred share and $0.42 per common share)	—	—	—	—	—	(20)	—	(20)
Issuance of shares to employees, net of shares withheld for employee taxes	—	—	0.7	—	(20)	—	—	(20)
Balance as of June 30, 2025	—	$—	46.6	$1	$1,929	$1,255	$(19)	$3,166

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$328	$276
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	616	570
Depreciation and amortization	37	42
Deferred income taxes	8	17
Non-cash stock-based compensation	31	28
Amortization of deferred financing costs	8	8
Amortization of deferred origination costs	36	38
Originations of loans held-for-sale (1)	(387)	—
Proceeds from sales and paydowns of loans held-for-sale (1)	370	—
Change in other operating assets and liabilities
Change in other assets	15	53
Change in other liabilities	(46)	(118)
Other	4	5
Net cash provided by operating activities	1,020	919
CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	(343)	487
Purchases of investments	(10)	(15)
Maturities of investments	9	10
Other, including capital expenditures	(11)	(12)
Net cash (used in) provided by investing activities	(355)	470
CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	—	400
Repayments/maturities of unsecured borrowings under debt agreements	(51)	(272)
Debt issued by consolidated variable interest entities	150	—
Repayments/maturities of debt issued by consolidated variable interest entities	(1,126)	(1,470)
Net increase in deposits	815	258
Payment of deferred financing costs	(1)	(10)
Net proceeds from the issuance of preferred stock	130	—
Repurchases of common stock	(396)	(150)
Dividends and dividend equivalent rights paid	(25)	(22)
Other	(30)	(19)
Net cash used in financing activities	(534)	(1,285)
Change in cash, cash equivalents and restricted cash	131	104
Cash, cash equivalents and restricted cash at beginning of period	3,628	3,714
Cash, cash equivalents and restricted cash at end of period	$3,759	$3,818
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,683	$3,799
Restricted cash included within Other assets	76	19
Total cash, cash equivalents and restricted cash	$3,759	$3,818
______________________________
(1)Relates to originations of installment loans held for sale and subsequently sold under a new partnership. See Note 2, "Credit Card and Other Loans - Credit Card Loan Portfolio and Installment Loan Sales" to our unaudited Consolidated Financial Statements.

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
Accounting Standards Recently Issued but Not Yet Adopted as of June 30, 2026
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

We generally classify our Credit card and other loans as held for investment. We sell a significant portion of our credit card loans originated by Comenity Bank (CB) and by Comenity Capital Bank (CCB), to certain of our master securitization trusts (the Trusts), which are consolidated Variable Interest Entities (VIEs), and therefore these loans are restricted for securitization investors. New originations of Credit card and other loans are generally determined to be held for investment at origination because we have the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, we consider the average life and homogenous nature of our Credit card and other loans. In assessing whether our Credit card and other loans continue to be held for investment, we also consider capital levels and scheduled maturities of funding instruments used. The assertion regarding the intent and ability to hold Credit card and other loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of our direct-to-consumer (DTC or retail) deposits and other funding instruments; the demonstrated ability to replace maturing time-based deposits and other borrowings with new deposits or borrowings; and historic payment activity on Credit card and other loans. Due to the homogenous nature of our credit card loans, amounts are classified as held for investment on a brand partner portfolio basis. Certain credit card loans and installment loans are classified as held for sale, as determined on a brand partner portfolio or program basis. We carry held for sale loans at the lower of aggregate cost or fair value, include such loans in Other assets on the Consolidated Balance Sheets, and typically continue to recognize finance charges on an accrual basis. Cash flows associated with Credit card and other loans originated or purchased for investment are classified as Cash flows from investing activities, regardless of any subsequent change in intent and ability. Cash flows associated with Credit card and other loans originated with the intent to sell are classified as Cash flows from operating activities, regardless of any subsequent change in intent. The disclosures below relate to our held for investment Credit card and other loans portfolios unless otherwise indicated.

The following table provides Credit card and other loans, as of the dates presented:

	June 30, 2026	December 31, 2025
(Millions)
Credit card loans	$17,808	$18,417
Other loans	669	388
Total credit card and other loans (1)(2)	18,477	18,805
Less: Allowance for credit losses	(2,075)	(2,106)
Credit card and other loans, net	$16,402	$16,699
__________________________________
(1)Includes $10.0 billion and $10.7 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of June 30, 2026 and December 31, 2025, respectively.
(2)Includes $386 million and $378 million, of accrued interest and fees that have not yet been billed to cardholders as of June 30, 2026 and December 31, 2025, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Credit Card and Other Loans Aging

The following table provides the delinquency trends of our Credit card and other loans portfolio, based on the amortized cost, as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or more Days Past Due	Total	Total Current	Total
(Millions)
June 30, 2026	$334	$265	$585	$1,184	$16,873	$18,057

December 31, 2025	$359	$282	$676	$1,317	$17,076	$18,393
__________________________________
(1)Other loans delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the primary difference between the amortized cost basis included in the table above and the carrying value of our Credit card and other loans relates to the exclusion of unbilled finance charges and fees from the amortized cost basis. As of June 30, 2026 and December 31, 2025, accrued interest and fees that have not yet been billed to cardholders were $386 million and $378 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. This practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 3.2% and 3.3% for the three months ended June 30, 2026 and 2025, respectively, and 3.3% and 3.4% for the six months ended June 30, 2026 and 2025, respectively. Our re-aging practices comply with regulatory guidelines.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., principal balances 30 days past due or more) as of the end of the period, by the outstanding principal amount of Credit card and other loans as of the same period-end. As of June 30, 2026 and December 31, 2025 our Delinquency rates were 5.25% and 5.75%, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Net Principal Losses: Our net principal losses include the principal amount of Credit card and other loans that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Our credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Our pay-over-time products, which include installment loans and “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for credit card loans and 120 days past due for installment loans and “split-pay” offerings. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $215 million and $236 million for the three months ended June 30, 2026 and 2025, respectively, and $441 million and $486 million for the six months ended June 30, 2026 and 2025, respectively.

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period, using an average daily balance calculation methodology. For the three months ended June 30, 2026 and 2025, our Net principal loss rates were 6.98% and 7.88%, respectively, and for the six months ended June 30, 2026 and 2025, respectively, our Net principal loss rates were 7.16% and 8.02%, respectively.

Overall Credit Quality: As part of our credit risk management activities for our Credit card and other loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders’ broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and, for credit card loans, are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score ranges: (i) 651 or higher have the lowest credit risk; (ii) 591 to 650 are considered to have moderate credit risk; and (iii) 590 or lower have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes less than 0.1% of the total credit card loans and total other loans balances as of both June 30, 2026 and December 31, 2025, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of credit card and other loans by Vantage score as of the dates presented:

	June 30, 2026			December 31, 2025
	651 or Higher	591 to 650	590 or Lower	651 or Higher	591 to 650	590 or Lower
Credit card loans	65%	23%	12%	64%	23%	13%
Other loans (1)	94%	6%	—%	90%	9%	1%
__________________________________
(1)Represents Vantage score distribution for our pay-over-time products that had an amortized cost basis of $647 million and $365 million as of June 30, 2026 and December 31, 2025, respectively.

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

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The following table provides information relating to credit card loans to borrowers experiencing financial difficulty that were granted a concession under a Loan Modification program during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Millions, except percentages)
Account balance (1)	$89	$87	$196	$182
% of Total credit card loans	0.5%	0.5%	1.1%	1.1%
Weighted average interest rate reduction (% points)	23.5%	22.9%	23.7%	23.0%
__________________________________
(1)Represents the outstanding balances as of June 30, 2026 and 2025, of all Loan Modifications undertaken in the past three and six months, respectively, for credit card loans that remain in modification programs as of June 30, 2026 and 2025, respectively. The outstanding balances include principal, accrued interest and fees.

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

The following table provides the performance of our credit card loans that were modified within the 12 months prior to the dates presented and remain in a Loan Modification program as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications - Credit Card Loans
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or more Days Past Due	Total	Total Current	Total
(Millions)
June 30, 2026	$21	$17	$23	$61	$264	$325

December 31, 2025	$24	$22	$26	$72	$253	$325

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates, for the periods presented; the probability of default is factored into the Allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Millions, except for Number of modifications)
Number of modifications	7,683	7,312	$13,136	$12,609
Outstanding balance	$15	$15	$26	$25

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

We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and across our credit card loan portfolio, by monitoring the size and maturity of our loan portfolio and applying consistent risk-based underwriting standards reflective of current and anticipated macroeconomic conditions. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $99 billion and $98 billion as of June 30, 2026 and December 31, 2025, respectively. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Credit Card Loan Portfolio and Installment Loan Sales

As of June 30, 2026 and December 31, 2025, there were no credit card loans held for sale.

In the interest of expanding and diversifying our product offerings, we are now leveraging our loan origination, compliance and servicing-related capabilities through a partnership that relies upon established merchant networks to originate and sell installment loans, while providing compliance oversight. Installment loans sold under this program meet the conditions for sale accounting and are derecognized upon transfer. For the three and six months ended June 30, 2026, fees earned under this program were not material. Over those same respective periods in 2025, we did not earn any such fees as this was a new program in 2026. As of June 30, 2026, installment loans held for sale are included in Other assets on the Consolidated Balance Sheet and were not material. As of December 31, 2025, there were no installment loans held for sale.

Credit Card Loan Portfolio Acquisitions

During the three months ended June 30, 2026 and June 30, 2025, we did not acquire any credit card loan portfolios.

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

Other Loans

We measure our Allowance for credit losses on Other loans, consisting primarily of our installment loans and “split-pay” offerings, using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of June 30, 2026 and December 31, 2025, the Allowance for credit losses on Other loans was $45 million and $26 million, respectively.

Allowance for Credit Losses Rollforward

The following table provides our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on other loans is insignificant and therefore has been included in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Millions)
Beginning balance	$2,078	$2,172	$2,106	$2,241

Provision for credit losses (1)	313	274	616	570
Net principal losses (2)	(316)	(348)	(647)	(713)
Ending balance	$2,075	$2,098	$2,075	$2,098
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
(2)Net principal losses are presented net of recoveries of $85 million and $89 million for the three months ended June 30, 2026 and 2025, respectively, and $174 million and $185 million for the six months ended June 30, 2026 and 2025, respectively.

For the three and six months ended June 30, 2026 the balance of the Allowance for credit losses decreased, due primarily to the decrease in Credit card and other loans as seasonally higher transactor balances from the fourth quarter of 2025 were paid down in the first quarter of 2026, as well as the improving credit quality in our credit card and other loans portfolio.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Our reserve rate was 11.23% and 11.89% as of June 30, 2026 and 2025, respectively, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes, including ongoing uncertainty regarding trade policy and global conflicts, and downstream impacts on inflation and unemployment.

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

We regularly securitize a significant portion of our credit card loans through the transfer of those loans to one of our Trusts. We perform the decision making for the Trusts, as well as servicing the cardholder accounts that generate the credit card loans held by the Trusts. In our capacity as a servicer, we administer the loans, collect payments and charge-off uncollectible balances. Servicing fees are earned by a subsidiary, which are eliminated in consolidation.

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

Under the Indentures of each Trust and their Indenture Supplements, we are required to maintain minimum interests in our Trusts ranging from 4% to 8% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three and six months ended June 30, 2026 and 2025, no such triggering events occurred.

The following tables provide the total securitized credit card loans, and related delinquencies and net principal losses of securitized credit card loans, for the periods presented:

	June 30, 2026	December 31, 2025
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$10,034	$10,708
Of which: principal amount of credit card loans 90 days or more past due	$211	$257

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Millions)
Net principal losses of securitized credit card loans	$161	$203	$335	$417

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

The following table provides a summary of our Investments as of the dates presented:

	June 30, 2026	December 31, 2025
(Millions)
Investment securities
Available-for-sale debt securities	$168	$171
Equity securities	50	50
Total investment securities	218	221
Equity method and other investments	70	63
Total Investments	$288	$284

For AFS debt securities in an unrealized loss position, any estimated credit losses are recognized in the Consolidated Statements of Income by establishing or adjusting an existing Allowance for credit losses for such losses. We typically invest in highly-rated securities with low probabilities of default; therefore, we did not have an Allowance for credit losses as of June 30, 2026 and December 31, 2025, and did not recognize any credit losses for the periods presented. Any unrealized gains, or any portion of an AFS debt security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. The gross unrealized losses on our AFS debt securities are primarily attributable to an increase in the current benchmark interest rate. Any realized gains and losses are recorded in Other non-interest expenses in the Consolidated Statements of Income upon disposition of the AFS debt security, using the specific identification method. Gains and losses on investments in equity securities and CRA-related equity method investments are recorded in Other non-interest expenses in the Consolidated Statements of Income.

The table below provides unrealized gains and losses on AFS debt securities as of the dates presented:

	June 30, 2026				December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$187	$—	$(19)	$168	$189	$—	$(18)	$171
Total	$187	$—	$(19)	$168	$189	$—	$(18)	$171

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provide information about AFS debt securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position, as of the dates presented:

	June 30, 2026
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$24	$—	$121	$(19)	$145	$(19)
Total	$24	$—	$121	$(19)	$145	$(19)

	December 31, 2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$—	$—	$135	$(18)	$135	$(18)
Total	$—	$—	$135	$(18)	$135	$(18)

As of June 30, 2026 our AFS debt securities included mortgage-backed securities and municipal bonds. The mortgage-backed securities, which do not have a single maturity date, have an amortized cost and estimated fair value of $157 million and $141 million, respectively, with a weighted average yield of 3.29%. The municipal bonds which all have a maturity date greater than ten years, have an amortized cost and estimated fair value of $30 million and $27 million, respectively, with a weighted average yield of 3.84%. Weighted average yield is computed using the effective yield of each security owned at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts. Accrued interest on our AFS debt securities is included in Other assets on the Consolidated Balance Sheets and was insignificant as of both June 30, 2026 and December 31, 2025.

There were no realized gains or losses from the sale of any investment securities for the three and six months ended June 30, 2026 and 2025.

6. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of the dates presented:

	June 30, 2026	December 31, 2025
(Millions)
Interest-bearing	$14,708	$13,891
Non-interest-bearing (including cardholder credit balances)	24	25
Total deposits	$14,732	$13,916

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deposits by deposit type were as follows as of the dates presented:

	June 30, 2026	December 31, 2025
(Millions)
Savings accounts
Direct-to-consumer (retail)	$5,138	$4,329
Wholesale	3,496	3,371
Certificates of deposit
Direct-to-consumer (retail)	4,220	4,193
Wholesale	1,854	1,998
Cardholder credit balances	24	25
Total deposits	$14,732	$13,916

The scheduled maturities of certificates of deposit were as follows as of June 30, 2026:

(Millions)
2026 (1)	$2,602
2027	2,789
2028	525
2029	87
2030	57
Thereafter	14
Total certificates of deposit	$6,074
__________________________________
(1)The 2026 balance includes $3 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of June 30, 2026 and December 31, 2025, retail deposits that exceeded applicable Federal Deposit Insurance Corporation (FDIC) insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $736 million (5% of Total deposits) and $638 million (5% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

7. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Millions)
Payment protection products	$42	$27	$78	$57
Paper statement fees	21	19	42	37
Other	1	4	—	3
Total other non-interest income	$64	$50	$120	$97

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides the components of Other non-interest expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Millions)
Professional services and regulatory fees	$28	$27	57	56
Occupancy expense	5	5	9	10
Debt repurchases	—	13	2	15
Other (1)	9	12	17	20
Total other non-interest expenses	$42	$57	$85	$101
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

We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the three and six months ended June 30, 2026 and 2025, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the carrying values and fair values of our financial assets and financial liabilities as of the dates presented:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$16,402	$18,267	$16,699	$18,747
Investment securities	218	218	221	221
Financial liabilities
Deposits	14,732	14,724	13,916	13,928
Debt issued by consolidated VIEs	2,447	2,454	3,422	3,442
Long-term and other debt	$838	$876	$886	$931

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize our financial instruments measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs, as of the dates presented:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$218	$50	$168	$—
Total assets measured at fair value	$218	$50	$168	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$221	$50	$171	$—
Total assets measured at fair value	$221	$50	$171	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including equity method investments, property and equipment, right-of-use assets, deferred contract costs, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. We did not have any impairments for the three and six months ended June 30, 2026 and 2025.

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

	June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,267	$—	$—	$18,267
Total	$18,267	$—	$—	$18,267

Financial liabilities
Deposits	$14,724	$—	$14,724	$—
Debt issued by consolidated VIEs	2,454	—	2,454	—
Long-term and other debt	876	—	876	—
Total	$18,054	$—	$18,054	$—

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,747	$—	$—	$18,747
Total	$18,747	$—	$—	$18,747

Financial liabilities
Deposits	$13,928	$—	$13,928	$—
Debt issued by consolidated VIEs	3,442	—	3,442	—
Long-term and other debt	931	—	931	—
Total	$18,301	$—	$18,301	$—

9. STOCK-BASED COMPENSATION

During the six months ended June 30, 2026, we awarded 646,590 service-based restricted stock units (RSUs) with a weighted average grant date fair market value per share of $73.66 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by us on each such vesting date, subject to certain limited exceptions.

During the six months ended June 30, 2026, we awarded 169,462 performance-based RSUs with a fair market value of approximately $73.16. Performance-based RSUs cliff vest at the end of three years, if specific performance measures tied to our financial performance are met. For the performance-based RSUs awarded in 2026, the predefined vesting criteria permit a range from 0% to 160% to be earned, subject to a market-based condition. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. If the performance targets are met, these awards will vest with respect to the entire award on February 17, 2029, provided that the participant is employed by us on the vesting date, subject to certain limited exceptions.

For the three months ended June 30, 2026 and 2025, we recognized $16 million and $15 million in stock-based compensation expense, respectively. For the six months ended June 30, 2026 and 2025, we recognized $31 million and $28 million in stock-based compensation expense, respectively.

10. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

As reflected in the table below, in May 2026 we authorized and issued 135,000 shares of preferred stock as depositary shares (the Depositary Shares) for gross proceeds of $135 million, with each Depositary Share representing a 1/40th interest in our Series B 8.875% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the Series B Preferred Stock). The Series B Preferred Stock has a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series B Preferred Stock) and as of June 30, 2026, the aggregate liquidation value was $135 million. We used the net proceeds of the offering to enter into a preferred stock transaction with one of our subsidiary banks, CCB, pursuant to which CCB issued preferred stock to Parent Company on terms substantially the same as those of the Series B Preferred Stock. The CCB preferred stock is eliminated in consolidation.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides information about our preferred stock issued and outstanding as of the dates presented:

			Per Annum Dividend Rate			Carrying Amount
Series (1)	Issuance Date	Earliest Redemption Date		Total Shares	Liquidation Preference	June 30, 2026	December 31, 2025
(Millions, except share amounts)
Series A	November 25, 2025	December 15, 2030	8.625%	75,000	$75	$72	$71
Series B	May 12, 2026	December 15, 2031	8.875%	135,000	135	130	—
Total					$210	$202	$71
______________________________
(1)Issued as depositary shares representing 1/40th interest in a share of the corresponding series of non-cumulative perpetual preferred stock, par value $0.01 per share. Dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15, at a fixed rate, in each case when, as and if declared by our Board of Directors.

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

The following table provides information about our common stock repurchases under our various Board-approved share repurchase authorizations, for the periods presented:

(Millions)	Amount Authorized for Repurchase	Number of Shares Repurchased (1)	Approximate Dollar Value of Shares Repurchased (2)	Amount Remaining for Future Repurchases
As of December 31, 2025				$240
For the three months ended:
March 31, 2026	$600	2.0	$150	$690
June 30, 2026	—	2.8	241	449
Total	$600	4.8	$391
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

In February 2026 we entered into a separate, privately negotiated termination agreement (each, a Capped Call Unwind Agreement) with each financial institution counterparty to the Capped Call transactions, thereby terminating all of the outstanding Capped Call transactions, and resulting in the receipt of an aggregate 1.5 million shares of our common stock, with a value of $111 million, from the Capped Call counterparties pursuant to the Capped Call Unwind Agreements.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Following their receipt, these shares were retired and ceased to be outstanding shares of common stock, and are now treated as authorized but unissued shares of common stock.

Dividends

The table below summarizes the cash dividend activity we had on our preferred and common stock for the dates presented:

(Millions, except per share amounts)		Preferred Stock		Common Stock
Dividend Declaration Date	Dividend Payment Date	Amount Per Share	Amount	Amount Per Share	Amount (1)
January 29, 2026	March 16, 2026	$26.35	$2	$0.23	$10
April 23, 2026	June 15, 2026	$21.56	$2	$0.23	$9
			$4		$19
______________________________
(1)Excludes dividend equivalent rights paid during the period.

On July 23, 2026, our Board of Directors declared a quarterly cash dividend of $21.56 per share on our Series A preferred stock, $30.32 per share on our Series B preferred stock, and $0.23 per share on our common stock, each payable on September 15, 2026, to the applicable stockholders of record at the close of business on August 31, 2026. The declaration and payment of future dividends on our preferred and common stock are subject to approval by our Board of Directors, based upon a review of relevant considerations and regulatory and other restrictions on our ability to pay dividends, including restrictions imposed by the terms of each series of our outstanding preferred stock.

11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of Accumulated other comprehensive loss, net of tax effects, are as follows for the periods presented:

Three Months Ended June 30, 2026	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of March 31, 2026	$(14)	$—	$(3)	$(17)
Changes in other comprehensive (loss) income	(1)	1	—	—
Balance as of June 30, 2026	$(15)	$1	$(3)	$(17)

Three Months Ended June 30, 2025	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of March 31, 2025	$(17)	$1	$(3)	$(19)
Changes in other comprehensive income	—	—	—	—
Balance as of June 30, 2025	$(17)	$1	$(3)	$(19)

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Six Months Ended June 30, 2026	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2025	$(14)	$1	$(3)	$(16)
Changes in other comprehensive loss	(1)	—	—	(1)
Balance as of June 30, 2026	$(15)	$1	$(3)	$(17)

Six Months Ended June 30, 2025	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2024	$(19)	$—	$(3)	$(22)
Changes in other comprehensive income	2	1	—	3
Balance as of June 30, 2025	$(17)	$1	$(3)	$(19)

12. INCOME TAXES

The Provision for income taxes increased for the three and six months ended June 30, 2026. The effective tax rate was 25.7% and 20.5% for the three months ended June 30, 2026 and 2025, respectively, and 25.4% and 24.5% for the six months ended June 30, 2026 and 2025, respectively. Both the increases in the Provision for income taxes and in the effective tax rates over the periods of comparison were primarily driven by a discrete tax benefit in the prior year period related to a California law change.

We file income tax returns in U.S. federal, state, local and foreign jurisdictions, as applicable. With a few exceptions, U.S. federal income tax returns and foreign income tax returns are no longer subject to examination for years before 2022, and state and local income tax returns are no longer subject to examination for years before 2021.

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Millions, except per share amounts)
Numerator
Income from continuing operations	$146	$139	$328	$280
Loss from discontinued operations, net of income taxes (1)	—	—	—	(4)
Net income	146	139	328	$276
Less: Preferred stock dividends	(2)	—	(4)	—
Net income available to common stockholders	$144	$139	$324	$276

Denominator
Weighted average common stock outstanding – basic	39.9	46.7	41.3	47.8
Add: net effect of dilutive unvested restricted stock awards (2)	0.8	0.5	0.6	0.6
Weighted average common stock outstanding – diluted	40.7	47.2	41.9	48.4

Basic EPS
Income from continuing operations	$3.62	$2.96	$7.83	$5.86
Income (loss) from discontinued operations	$—	$0.01	$—	$(0.08)
Net income per share	$3.62	$2.97	$7.83	$5.78

Diluted EPS
Income from continuing operations	$3.55	$2.93	$7.72	$5.79
Income (loss) from discontinued operations	$—	$0.01	$—	$(0.08)
Net income per share	$3.55	$2.94	$7.72	$5.71
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
(2)As the effect would have been anti-dilutive, for both the three and six months ended June 30, 2025, approximately 0.8 million restricted stock awards were excluded from the calculation of weighted average dilutive common shares. There were no anti-dilutive restricted stock awards for the three and six months ended June 30, 2026.

14. REGULATORY MATTERS AND CAPITAL ADEQUACY

Regulatory Matters

Our business is subject to extensive federal and state laws and regulations, as well as related regulation and supervision, including by the FDIC, Consumer Financial Protection Bureau (CFPB) and other federal and state authorities. Pending and future laws and regulations (federal and state) may adversely impact our business. Without limiting the foregoing, CB is subject to various regulatory capital requirements administered by the Delaware Office of the State Bank Commissioner and the FDIC. CCB is also subject to various regulatory capital requirements administered by the Utah Department of Financial Institutions and the FDIC. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by our regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of their assets and liabilities as calculated under regulatory accounting practices. The capital amounts and

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
classification are also subject to qualitative judgments by these regulators about components, risk weightings and other factors. In addition, both Banks are limited in the amounts they can pay as dividends to the Parent Company.

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, each to risk-weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of June 30, 2026 and 2025, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

The following table provides the actual capital ratios and minimum ratios for the Company, as well as each Bank, as of the periods presented:

	Ratio/Dollar Value		Minimum Ratio for Capital Adequacy Purposes *	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
(Millions, except percentages)	June 30, 2026	December 31, 2025
Total Company
Common equity tier 1 capital ratio (1)	12.9%	13.0%	4.5%	N/A
Tier 1 capital ratio (2)	13.9	13.4	6.0	N/A
Total risk-based capital ratio (3)	17.1	16.8	8.0	N/A
Tier 1 leverage capital ratio (4)	12.3	12.4	4.0	N/A
Total risk-weighted assets (5)	$19,329	$19,755

Comenity Bank
Common equity tier 1 capital ratio (1)	15.5%	15.1%	4.5%	6.5%
Tier 1 capital ratio (2)	15.5	15.1	6.0	8.0
Total risk-based capital ratio (3)	16.9	16.5	8.0	10.0
Tier 1 leverage capital ratio (4)	13.4	14.1	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	12.5%	13.5%	4.5%	6.5%
Tier 1 capital ratio (2)	14.2	14.1	6.0	8.0
Total risk-based capital ratio (3)	17.7	17.5	8.0	10.0
Tier 1 leverage capital ratio (4)	12.8	13.2	4.0	5.0
______________________________
*The listed capital adequacy ratios exclude the Capital Conservation Buffer.
(1)Common equity tier 1 capital ratio represents tier 1 capital reduced by Preferred stock, divided by total risk-weighted assets. In the calculation of tier 1 capital, we follow the Basel III Standardized Approach and therefore Total stockholders’ equity has been reduced by Goodwill and intangible assets, net.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions)
April 1-30	920,220	$81.58	919,409	$615
May 1-31	996,267	$86.77	995,213	$529
June 1-30	812,144	$98.90	808,987	$449
Total	2,728,631	$88.63	2,723,609
__________________________________
(1)During the periods presented, (i) 5,022 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the 401(k) Plan and (ii) 2,723,609 shares of our common stock were repurchased by the Company, pursuant to a Rule 10b5-1 trading plan previously adopted by the Company, during an open trading window.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None.

(b)None.

(c)During the three months ended June 30, 2026, no Section 16 officer or director of the Parent Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

a)Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of 8.625% Non-Cumulative Perpetual Preferred Stock, Series A of the Registrant	8-K	3.1	11/25/25

3.4	(a)	Certificate of Designations of 8.875% Non-Cumulative Perpetual Preferred Stock, Series B of the Registrant	8-K	3.1	5/12/26

3.5	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

10.1	(b) (c) (d)	Seventh Addendum to Sixth Amended and Restated Service Agreement, dated as of June 1, 2026, by and between Comenity Bank and Comenity Servicing LLC.	8-K	99.1	6/2/26

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date
*101	(a)	The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

DATE: July 28, 2026

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: July 28, 2026

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer