Form 10-Q
period 2026-09-30
BREAD FINANCIAL HOLDINGS, INC.
filed 2026-10-27
CIK 1101215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 21, 2026, 37,961,242 shares of common stock were outstanding.

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

We have continued to diversify our product mix with our brand partners through growth of our co-brand credit card programs, which, relative to our private label credit card programs, have higher Credit sales per account and an improved credit risk mix that generally results in higher transactor balances, lower delinquencies and late fees, as well as lower losses. We also offer our proprietary credit cards along with an expanding range of our Bread Pay products, which are our installment loans and “split-pay” offerings.

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

BUSINESS ENVIRONMENT

This Business Environment section provides an overview of our results of operations and financial position for the third quarter of 2026, as well as our related outlook for the remainder of 2026 and certain of the uncertainties associated with achieving that outlook. This section should be read in conjunction with the other information included or incorporated by reference in this Form 10-Q, including “Consolidated Results of Operations,” “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” herein, and in our 2025 Form 10-K and other Quarterly Reports on Form 10-Q, which provide further discussion of variances in our results of operations over the periods of comparison, along with other factors that could impact future results and the Company achieving its outlook. Unless otherwise specified, the discussion included herein is for the three months ended September 30, 2026, compared with the same period in the prior year.

Credit sales of $7.4 billion were up 9% year-over-year driven by growth in both our new and existing brand partners and increased general-purpose spending. Average and end-of-period credit card and other loans increased 6% to $18.6 billion and 7% to $18.9 billion, respectively, driven by the growth in our new partnerships, increased Credit sales and lower gross credit losses. Total interest income was up 4% from the third quarter of 2025 due primarily to higher Average credit card and other loans balances, the ongoing effects of pricing actions (such as increases to our annual percentage rates) and lower reversals of finance charges and late fees, resulting from lower gross credit losses. These attributes were partially offset by both a lower average Prime interest rate, which affects variable rate Credit card and other loans, and lower billed late fees. Our improved delinquency trends across our loan portfolio, as well as the gradual shift in product mix to a declining proportion of private label accounts, which tend to have higher billed late fees, have resulted in lower overall billed late fees. Net interest margin increased year-over-year to 18.89%, from 18.81%, as loan yields continued to benefit from the effects of pricing actions, and funding costs continued to improve. We anticipate the year-over-year benefits associated with our pricing actions will continue to diminish as a majority of our credit card loan portfolio will have repriced. Net interest margin is also expected to be affected by the ongoing gradual improvement in our payment and delinquency rate trends, and the continued shift in our product and risk mix. Non-interest income decreased $17 million from the third quarter of 2025, driven by increased costs associated with brand partner retailer share arrangements as a result of higher Credit sales, improving loan yields and lower gross credit losses, partially offset by both an increase in interchange and merchant discount fees, due to the scaling of new brand partners, and an increase in revenue from our payment protection products as a result of new enrollment channels. Overall, Total net interest and non-interest income for the quarter was $1.0 billion, up 5% versus the third quarter of 2025.

Provision for credit losses increased during the three months ended September 30, 2026 driven by a $21 million reserve build and net principal losses of $300 million, compared with a $28 million reserve release and net principal losses of $327 million in the prior year period.

Our Allowance for credit losses slightly decreased as of September 30, 2026, relative to December 31, 2025, due to improving credit quality in our Credit card and other loans balance. Our reserve rate was 11.12% and 11.72% as of September 30, 2026 and 2025 reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes, including ongoing uncertainty regarding trade policy and global conflicts, and downstream impacts on inflation and unemployment. From an overall credit quality perspective, our percentage of customers with Vantage scores greater than 650 remains above pre-pandemic levels due to prudent credit management and a more diversified product mix, in particular with co-brand cards representing a larger proportion of our portfolio.

Total non-interest expenses of $487 million increased $11 million year-over year, driven by a $13 million increase in Information processing and communication due to new software investments and increased technology-related service contract costs and a $6 million increase in Employee compensation and benefits from increased wages, partially offset by decreased Depreciation and amortization from lower amortization related to capitalized and acquired software.

Provision for income taxes increased $45 million year-over-year, driven by a discrete tax benefit in the prior year period.

Our efforts to further strengthen and optimize our Consolidated Balance Sheet continued in the third quarter of 2026. Consumer deposits increased 21% to $9.9 billion as of September 30, 2026, with average consumer deposits representing 53% of our total funding, up from 47% a year ago. The successful completion of our bank merger on October 1 better positions us to further increase consumer deposits as a core funding source over time and provides additional balance sheet and funding flexibility with a larger, simplified bank structure. During the quarter we were able to return value to stockholders through share repurchases, buying back 0.7 million shares, or $75 million of common stock, resulting in $374 million of remaining share repurchase authorization as of September 30, 2026. We also repurchased $24 million of our 8.375% Fixed-Rate Reset Subordinated Notes Due 2035 utilizing cash on hand, and have $326 million in remaining principal outstanding as of September 30, 2026. Our Common equity tier one capital ratio (CET1) of 13.1% decreased from 14.0% in the third quarter of 2025, as net earnings over the period were more than offset by the impact from our common stock repurchases, dividend payments, risk weighted assets growth, as well as debt repurchases.

Our revised 2026 financial outlook is based on strong year-to-date results, reflecting continued consumer resilience, inflation remaining above the Federal Reserve Board’s (FRB) target rate of 2%, and a generally stable labor market.

Based on our current economic outlook and visibility into our new business pipeline and partner growth, as well as both the expected continued improvement in our Net principal loss rate and our ongoing expectations for strong cardholder payment rates, we now expect growth in 2026 Average credit card and other loans to be up approximately 4% from full year 2025. Growth in Total net interest and non-interest income is now anticipated to be up approximately 5% from full year 2025, primarily driven by the growth in Average credit card and other loans. We anticipate our full year Net interest margin to be slightly higher than 2025 as a result of improved funding costs. We continually focus on expanding and diversifying our product offerings, including ways to leverage our loan origination and servicing-related capabilities.

We manage our expense growth based on revenue generation and ongoing investment in our business. Accordingly, we expect to deliver positive operating leverage in 2026, excluding the pretax impacts from our debt repurchases, a Non-GAAP financial measure. We continue to invest in AI capabilities, technology modernization, marketing and product innovation to drive growth and efficiencies.

Given the continued improvement in our credit metrics, our 2026 financial outlook now assumes a full year Net principal loss rate to be below 7%. This updated guidance contemplates our visibility into the current delinquency pipeline and a resilient consumer, combined with stable macroeconomic conditions, our disciplined credit management and continued risk and product mix shifts.

In our 2026 financial outlook, we expect our full year normalized effective tax rate to be in the range of 25% to 27% with quarter-over-quarter variability due to the timing of certain discrete items.

Overall, our third quarter results reinforce the quality and durability of our earnings model and the underlying financial discipline. We remain confident in our ability to execute on our strategy and deliver attractive returns while creating long-term value for our stockholders.

Note: We are unable to provide a quantitative reconciliation of the forward-looking 2026 financial outlook for the Non-GAAP financial measure above, to its most directly comparable forward-looking GAAP measure, as we cannot reliably predict all of the necessary components of such a forward-looking GAAP measure without unreasonable effort.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion provides commentary on the variances in our results of operations for the three and nine months ended September 30, 2026, compared with the same periods in the prior year, as presented in the accompanying tables. This discussion should be read in conjunction with the discussion under “Business Environment” above.

Table 1: Summary of Our Financial Performance

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
(Millions, except per share amounts and percentages)
Total net interest and non-interest income	$1,017	$971	46	5	$3,027	$2,870	157	5
Provision for credit losses	321	299	22	7	937	869	68	8
Total non-interest expenses	487	476	11	2	1,442	1,433	9	1
Income from continuing operations before income taxes	209	196	13	6	648	568	80	14
Provision for income taxes	53	8	45	539	165	100	65	66
Income from continuing operations	156	188	(32)	(17)	483	468	15	3
Loss from discontinued operations, net of income taxes (1)	—	—	—	—	—	(4)	4	(100)
Net income	156	188	(32)	(17)	483	464	19	4
Dividends declared to preferred stockholders	(6)	—	(6)	nm	(10)	—	(10)	nm
Net income available to common stockholders	$150	$188	(38)	(20)	$473	$464	9	2
Adjusted net income available to common stockholders *(2)	$151	$191	(40)	(21)	$475	$479	(4)	(1)

Earnings per diluted common share	$3.82	$3.96	(0.14)	(4)	$11.54	$9.65	1.89	20
Adjusted earnings per diluted common share *(2)	$3.84	$4.02	(0.18)	(4)	$11.60	$9.96	1.64	16
Net interest margin (3)	18.89%	18.81%		0.08	18.87%	18.19%		0.7
Return on average equity (4)	17.7%	22.4%		(4.7)	18.6%	19.2%		(0.6)
Return on average tangible common equity *(5)	23.6%	28.6%		(5.0)	24.3%	24.8%		(0.5)
Effective income tax rate — continuing operations	25.5%	4.3%		21.2	25.5%	17.5%		8.0
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
(4)Return on average equity represents annualized Income from continuing operations divided by average Total stockholders’ equity.
(5)Return on average tangible common equity (ROTCE) represents annualized Income from continuing operations, less Dividends to preferred stockholders, divided by average Tangible common equity. Tangible common equity (TCE) represents Total stockholders’ equity reduced by Preferred stock and Goodwill and intangible assets, net.
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

Table 2: Summary of Total Net Interest and Non-interest Income, After Provision for Credit Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
(Millions, except percentages)
Interest income
Interest and fees on loans	$1,254	$1,198	56	5	$3,673	$3,531	142	4
Interest on cash and investment securities	40	44	(4)	(10)	114	135	(21)	(15)
Total interest income	1,294	1,242	52	4	3,787	3,666	121	3
Interest expense
Interest on deposits	148	139	9	6	420	417	3	1
Interest on borrowings	51	71	(20)	(29)	166	238	(72)	(30)
Total interest expense	199	210	(11)	(6)	586	655	(69)	(10)
Net interest income	1,095	1,032	63	6	3,201	3,011	190	6
Non-interest income
Interchange revenue, net of retailer share arrangements	(144)	(111)	(33)	30	(361)	(289)	(72)	25
Other	66	50	16	33	187	148	39	27
Total non-interest income	(78)	(61)	(17)	27	(174)	(141)	(33)	23
Total net interest and non-interest income	1,017	971	46	5	3,027	2,870	157	5
Provision for credit losses	321	299	22	7	937	869	68	8
Total net interest and non-interest income, after provision for credit losses	$696	$672	24	4	$2,090	$2,001	89	4

Total Net Interest and Non-interest Income, After Provision for Credit Losses

Interest income: Total interest income increased for the three and nine months ended September 30, 2026, due to the following:

•Interest and fees on loans increased due to higher Average credit card and other loans balances, the ongoing effects of pricing actions and lower reversals of finance charges and late fees, resulting from lower gross credit losses. These attributes were partially offset by both lower average Prime interest rates which affects variable rate Credit card and other loans, and lower billed late fees. Collectively, these drivers had the effect of increasing the yield from finance charges and late fees for the nine months ended September 30, 2026 by approximately 25 basis points. For the three months ended September 30, 2026, the yield from finance charges and late fees decreased by approximately 25 basis points due to lower billed late fees in the current year period and higher Average Credit card and other loans. Our lower delinquency volumes and the gradual shift in product mix to a lower proportion of private label accounts, which tend to have higher billed late fees, have resulted in lower overall billed late fees.
•Interest on cash and investment securities decreased due to lower average interest rates, which decreased interest income by $7 million and $21 million, over the respective periods of comparison, partially offset in the three month period by higher average balances, which increased interest income by $3 million.

Interest expense: Total interest expense decreased for the three and nine months ended September 30, 2026, due to the following:

•Interest on deposits increased due to higher average consumer deposit balances, which increased funding costs by $18 million and $39 million, over the respective periods of comparison, partially offset by lower average interest rates, which decreased interest expense by $9 million and $36 million, over those same respective periods.
•Interest on borrowings decreased due to lower average borrowings, which decreased funding costs by $13 million and $51 million, over the respective periods of comparison, and lower average interest rates, which decreased funding costs by $7 million and $21 million, over those same respective periods.

Non-interest income: Total non-interest income decreased for the three and nine months ended September 30, 2026, due to the following:

•Interchange revenue, net of retailer share arrangements, typically a contra-revenue item for us, increased due to an increase in costs associated with brand partner retailer share arrangements, partially offset by an increase in interchange and merchant discount fees due to the scaling of new brand partners over the periods of comparison.
•Other increased due primarily to an increase in revenue from our payment protection products as a result of new enrollment channels.

Provision for credit losses increased for the three and nine months ended September 30, 2026. For the three month period, the increase was driven by a $21 million reserve build and net principal losses of $300 million, compared with a $28 million reserve release and net principal losses of $327 million in the prior year period. For the nine month period, the increase was driven by a $10 million reserve release and net principal losses of $947 million, compared with a $171 million reserve release and net principal losses of $1,040 million in the prior year period. Our reserve rate was 11.12% and 11.72% as of September 30, 2026 and 2025, respectively, reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes, including ongoing uncertainty regarding trade policy and global conflicts, and downstream impacts on inflation and unemployment.

Table 3: Summary of Total Non-interest Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
(Millions, except percentages)
Non-interest expenses
Employee compensation and benefits	$228	$222	6	3	$673	$648	25	4
Card and processing expenses	79	81	(2)	(3)	240	244	(4)	(2)
Information processing and communication	85	72	13	19	242	230	12	5
Marketing expenses	35	38	(3)	(6)	106	106	—	1
Depreciation and amortization	17	20	(3)	(13)	55	61	(6)	(11)
Other	43	43	—	(2)	126	144	(18)	(12)
Total non-interest expenses	$487	$476	11	2	$1,442	$1,433	9	1

Adjusted total non-interest expenses (1)	$486	$473	13	3	$1,439	$1,414	25	2
__________________________________
(1)Adjusts Total non-interest expenses for the impacts from our debt repurchases, representing $1 million and $3 million for the three months ended September 30, 2026 and 2025, and $3 million and $19 million for the nine months ended September 30, 2026 and 2025, respectively, and therefore represent Non-GAAP financial measures. See “Non-GAAP Financial Measures” and Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures.

Total Non-interest Expenses

Non-interest expenses: Total non-interest expenses increased for both the three and nine months ended September 30, 2026. Adjusted total non-interest expenses, which represents a Non-GAAP financial measure and has been adjusted for the impacts from our debt repurchases, also increased over those same periods of comparison.

•Employee compensation and benefits increased primarily due to higher wages related to annual merit increases and incentive compensation, and during the nine month period increased medical claims, partially offset by operational excellence initiatives.
•Information processing and communication increased primarily due to new software investments and increased technology-related service contract costs.
•Depreciation and amortization decreased primarily due to lower amortization related to capitalized and acquired software.
•Other was essentially flat during the three month period, and decreased during the nine month period due primarily to the net impacts year-over-year from our debt repurchases.

Income Taxes

The Provision for income taxes increased for the three and nine months ended September 30, 2026. The effective tax rate was 25.5% and 4.3% for the three months ended September 30, 2026 and 2025, respectively, and 25.5% and 17.5% for the nine months ended September 30, 2026 and 2025, respectively. Both the increases in the Provision for income taxes and in the effective tax rates over the periods of comparison were primarily attributable to a discrete tax benefit in the prior year.

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

Table 4: Summary Financial Highlights – Continuing Operations

	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
(Millions, except per share amounts and percentages)
Credit sales	$7,424	$6,787	9	$21,471	$19,707	9
PPNR *(1)	530	495	7	1,585	1,437	10
PPNR excluding impacts from debt repurchases *(1)	531	498	7	1,588	1,456	9
Average credit card and other loans	18,591	17,596	6	18,358	17,813	3
End-of-period credit card and other loans	18,850	17,655	7	18,850	17,655	7
End-of-period consumer deposits	$9,900	$8,188	21	9,900	8,188	21

Effective tax rate	25.5%	4.3%	21.2	25.5%	17.5%	8.0

Return on average assets (2)	2.7%	3.4%	(0.7)	2.9%	2.8%	0.1
Return on average equity (3)	17.7%	22.4%	(4.7)	18.6%	19.2%	(0.6)
Return on average tangible common equity *(4)	23.6%	28.6%	(5.0)	24.3%	24.8%	(0.5)

Net interest margin (5)	18.89%	18.81%	0.08	18.87%	18.19%	0.68
Loan yield (6)	26.76%	27.01%	(0.25)	26.75%	26.51%	0.24

Efficiency ratio (7)	47.9%	49.0%	(1.1)	47.6%	49.9%	(2.3)
Adjusted efficiency ratio (7)	47.8%	48.7%	(0.9)	47.5%	49.3%	(1.8)

Common equity tier 1 capital ratio (8)	13.1%	14.0%	(0.9)	13.1%	14.0%	(0.9)
Book value per common share (9)	$85.23	$72.08	18	$85.23	$72.08	18
Tangible book value per common share *(10)	$66.95	$56.36	19	$66.95	$56.36	19
Cash dividend per common share	$0.23	$0.21	10	$0.69	$0.63	10

Payment rate (11)	14.7%	14.9%	(0.2)	15.0%	14.9%	0.1

Delinquency rate (12)	5.57%	6.04%	(0.47)	5.57%	6.04%	(0.47)
Net principal loss rate (13)	6.40%	7.39%	(0.99)	6.90%	7.81%	(0.91)
Reserve rate (14)	11.12%	11.72%	(0.60)	11.12%	11.72%	(0.60)
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
(14)Reserve rate represents the Allowance for credit losses divided by End-of-period credit card and other loans.
(nm) Not meaningful, denoting a variance of 1,000 percent or more.

Table 5: Net Interest Margin

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,412	$40	3.55%	$4,173	$44	4.18%
Credit card and other loans	18,591	1,254	26.76%	17,596	1,198	27.01%
Total interest-earning assets	23,003	1,294	22.31%	21,769	1,242	22.64%

Consumer deposits	9,633	96	3.94%	8,139	86	4.23%
Wholesale deposits	5,487	52	3.79%	5,296	53	3.94%
Interest-bearing deposits	15,120	148	3.89%	13,435	139	4.11%

Secured borrowings	2,387	34	5.50%	2,872	43	5.88%
Unsecured borrowings	836	17	8.18%	1,129	28	9.92%
Interest-bearing borrowings	3,223	51	6.20%	4,001	71	7.02%
Total interest-bearing liabilities	$18,343	$199	4.29%	$17,436	$210	4.78%

Net interest income		$1,095			$1,032

Net interest margin (1)		18.89%			18.81%

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
(Millions, except percentages)
Cash and investment securities	$4,316	$114	3.53%	$4,322	$135	4.17%
Credit card and other loans	18,358	3,673	26.75%	17,813	3,531	26.50%
Total interest-earning assets	22,674	3,787	22.33%	22,135	3,666	22.14%

Consumer deposits	9,070	269	3.96%	7,994	262	4.38%
Wholesale deposits	5,397	151	3.75%	5,228	155	3.96%
Interest-bearing deposits	14,467	420	3.88%	13,222	417	4.21%

Secured borrowings	2,803	113	5.42%	3,481	152	5.84%
Unsecured borrowings	852	53	8.27%	1,159	86	9.92%
Interest-bearing borrowings	3,655	166	6.09%	4,640	238	6.86%
Total interest-bearing liabilities	$18,122	$586	4.33%	$17,862	$655	4.90%

Net interest income		$3,201			$3,011

Net interest margin (1)		18.87%			18.19%
______________________________
(1)Net interest margin represents annualized Net interest income divided by average Total interest-earning assets.

Table 6: Reconciliation of GAAP to Non-GAAP Financial Measures

	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
(Millions, except percentages)
Adjusted net income available to common stockholders
Net income available to common stockholders	$150	$188	(20)	$473	$464	2
Impacts from debt repurchases	1	3	(65)	2	15	(84)
Adjusted net income available to common stockholders	$151	$191	(21)	$475	$479	(1)

Adjusted earnings per diluted common share
Earnings per diluted common share	$3.82	$3.96	(4)	$11.54	$9.65	20
Impacts from debt repurchases	0.02	0.06	(57)	0.06	0.31	(81)
Adjusted earnings per diluted common share	$3.84	$4.02	(4)	$11.60	$9.96	16

Adjusted total non-interest expenses
Total non-interest expenses	$487	$476	2	$1,442	$1,433	1
Impacts from debt repurchases	1	3	(60)	3	19	(82)
Adjusted total non-interest expenses	$486	$473	3	$1,439	$1,414	2

Pretax pre-provision earnings (PPNR)
Income from continuing operations before income taxes	$209	$196	6	$648	$568	14
Provision for credit losses	321	299	7	937	869	8
Pretax pre-provision earnings (PPNR)	530	495	7	1,585	1,437	10
Impacts from debt repurchases	1	3	(60)	3	19	(82)
PPNR excluding impacts from debt repurchases	$531	$498	7	$1,588	$1,456	9

Average tangible common equity
Average total stockholders’ equity	$3,497	$3,335	5	$3,464	$3,255	6
Less: Average preferred stock	(201)	—	nm	(139)	—	nm
Less: Average goodwill and intangible assets, net	(699)	(728)	(4)	(707)	(736)	(4)
Average tangible common equity	$2,597	$2,607	—	$2,618	$2,519	4

Tangible common equity (TCE)
Total stockholders’ equity	$3,437	$3,317	4	$3,437	$3,317	4
Less: Preferred stock	(201)	—	nm	(201)	—	nm
Less: Goodwill and intangible assets, net	(694)	(723)	(4)	(694)	(723)	(4)
Tangible common equity (TCE)	$2,542	$2,594	(2)	$2,542	$2,594	(2)
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

The following table provides the delinquency trends on our Credit card and other loans portfolio based on the principal balances outstanding as of the dates presented:

Table 7: Delinquency Trends on Credit Card and Other Loans

	September 30, 2026	% of Total	December 31, 2025	% of Total
(Millions, except percentages)
Credit card and other loans outstanding ─ principal	$16,584	100.00%	$16,886	100.00%
Outstanding balances contractually delinquent:
30 to 59 days	283	1.70%	283	1.67%
60 to 89 days	205	1.24%	215	1.27%
90 or more days	435	2.63%	473	2.81%
Total	$923	5.57%	$971	5.75%

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

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period, using an average daily balance calculation methodology. The following table provides our net principal losses for the periods presented:

Table 8: Net Principal Losses on Credit Card and Other Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Millions, except percentages)
Average credit card and other loans	$18,591	$17,596	$18,358	$17,813
Net principal losses	300	327	947	1,040
Net principal losses as a percentage of average credit card and other loans	6.40%	7.39%	6.90%	7.81%

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

Our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of senior and/or subordinated unsecured notes and preferred stock by our Parent Company, as well as financings through our securitization programs, and deposits with the Banks. In particular, our consumer deposits increased 21% year-over-year to $9.9 billion as of September 30, 2026, with our average consumer deposits representing 53% of total funding, up from 47% a year ago. More broadly, we continuously evaluate opportunities to renew and expand our various sources of liquidity. We aim to satisfy our financing needs with a diverse set of funding sources, and we seek to maintain diversity of funding sources by type of instrument, by tenor and by investor base, among other factors, which we believe will mitigate the impact of disruptions in any one type of instrument, tenor or investor.

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

In October 2026 two of our credit rating agencies refreshed their credit ratings and related outlooks for our Parent Company. Moody’s upgraded their credit ratings of our Parent Company’s senior unsecured debt, subordinated debt and preferred stock and changed their outlook from “Positive” to “Stable” in conjunction with their upgrades. Fitch affirmed their credit ratings for our senior unsecured debt and preferred stock, and upgraded their credit ratings of our subordinated debt; they also affirmed their “Stable” outlook in conjunction with this refresh of their credit ratings. S&P has not published updated ratings as of the date of this report.

The table below provides a summary of the credit ratings for the outstanding senior unsecured debt, subordinated debt and preferred stock of our Parent Company as of the dates presented:

	September 30, 2026			October 27, 2026
Bread Financial Holdings, Inc.	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Senior unsecured debt	Ba2	BB-	BB	Ba1	BB-	BB
Subordinated debt	Ba2	B	B+	Ba1	B	BB-
Preferred stock	B1	—	B-	Ba3	—	B-
Outlook	Positive	Positive	Stable	Stable	Positive	Stable

We also seek to maintain appropriate and stable credit ratings for our credit card securitizations. The table below provides a summary of the structured finance credit ratings for certain of the asset-backed securities issued through World Financial

Network Credit Card Master Note Trust (WFNMNT) from the rating agencies (DBRS, S&P and Fitch), specifically the outstanding Class A notes of WFNMNT as of September 30, 2026:

WFNMNT	DBRS (1)	S&P	Fitch
Class A notes	AAA	AAA	AAA
______________________________
(1)Does not include our Series 2024-B public asset-backed-notes.

Credit ratings are not a recommendation to buy or hold any securities and they may be revised or revoked at any time at the sole discretion of the rating agency. Downgrades in the ratings of our unsecured or secured debt could result in higher funding costs, as well as reductions in our borrowing capacity in the unsecured or secured debt markets. We believe our mix of funding, including the proportion of our consumer and wholesale deposits, to total funding, reduces the impact that a credit rating downgrade could have on our funding costs and capacity.

Funding Sources

As referenced above, our primary sources of liquidity include cash generated from operating activities, our bank credit facility, issuances of senior or subordinated unsecured notes and preferred stock by our Parent Company, as well as financings through our securitization programs, and deposits with the Banks.

Certain of our long-term debt agreements include various restrictive financial and non-financial covenants. If we do not comply with certain of these covenants and an event of default occurs and remains uncured, the maturity of amounts outstanding may be accelerated and become payable, and, with respect to our credit agreement, the associated commitments may be terminated. As of September 30, 2026, we were in compliance with all such covenants.

Credit Agreement

In October 2024, we entered into our amended Credit Agreement with the Parent Company, as borrower, certain of our domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and lender, and various other financial institutions, as lenders, which provides for a $700 million senior unsecured revolving credit facility (the Revolving Credit Facility), which matures in October 2028. As of September 30, 2026, our Revolving Credit Facility was undrawn and all $700 million remained available for future borrowings.

In September 2026, we entered into an amendment to our Credit Agreement in connection with our previously-disclosed merger of CB with and into CCB, with CCB being the surviving entity. The merger was approved by the applicable regulators on July 31, 2026, and was consummated on October 1, 2026.

Senior and Subordinated Unsecured Notes

The following table provides a summary of our outstanding Long-term and other debt, consisting of senior and subordinated unsecured notes, as of September 30, 2026:

Table 9: Long-term and other debt

Description	Issuance Date	Maturity	Interest Rate	Principal Amount Originally Issued	Principal Amount Outstanding
(Millions, except percentages)
Senior notes due 2031	November 2025	May 2031	6.750%	$500	$500
Subordinated notes due 2035	March 2025	June 2035	8.375%	400	326
				$900	$826

Throughout 2026, we have repurchased $74 million in aggregate principal amount of our 8.375% Fixed-Rate Reset Subordinated Notes Due 2035, in the open market, with cash on hand.

Deposits

The Banks use a variety of deposit products to finance their operating activities, including funding for non-securitized credit card and other loans, and to fund their securitization enhancement requirements. The Banks offer consumer deposit products, including Individual Retirement Accounts, as well as deposits sourced through contractual arrangements with various financial counterparties (often referred to as wholesale deposits, and includes brokered deposits) and various non-maturity deposit products that are generally redeemable on demand by the customer, and as such have no scheduled maturity date. The Banks have also issued certificates of deposit with scheduled maturity dates ranging between October 2026 and September 2031, in denominations of at least $1,000, on which interest is paid either monthly or at maturity. The following table summarizes these consumer and wholesale deposit products by type and associated attributes as of the dates presented:

Table 10: Interest-bearing Deposits

	September 30, 2026	December 31, 2025
(Millions, except percentages)
Deposits
Consumer deposits	$9,900	$8,523
Wholesale	5,579	5,368
Total interest-bearing deposits	$15,479	$13,891

Non-maturity deposit products
Non-maturity deposits	$8,963	$7,700
Interest rate range	0.850% - 4.18%	0.70% - 4.05%
Weighted-average interest rate	3.94%	3.74%

Certificates of deposit
Certificates of deposit	$6,516	$6,191
Interest rate range	0.850% - 4.95%	0.850% - 5.31%
Weighted-average interest rate	4.08%	4.12%

As of September 30, 2026 and December 31, 2025, consumer deposits that exceeded applicable Federal Deposit Insurance Corporation (FDIC) insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $786 million (5% of Total deposits) and $638 million (5% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

Securitization Programs Including Conduit Facilities

We sell a majority of the credit card loans originated by the Banks to certain of our master trusts (the Trusts). These securitization programs are a principal vehicle through which we finance the Banks’ credit card loans. For this purpose, we use a combination of public term asset-backed notes and private conduit facilities (the Conduit Facilities) with a consortium of lenders, including domestic money center, regional and international banks. Both our public term asset-backed notes and borrowings under the Conduit Facilities in the form of variable funding notes (VFNs) are included in Debt issued by consolidated Variable Interest Entities (VIEs) in the Consolidated Balance Sheets. Throughout 2026, $399 million of public term asset-backed notes matured and were repaid, of which $49 million were previously retained by us and therefore eliminated from the Consolidated Balance Sheets.

The table below summarizes our conduit capacities, borrowings and maturities for the periods presented:

Table 11: Conduit Borrowing Capacity Rollforward and Maturities

(Millions)	December 31, 2025		Commitment	September 30, 2026
Conduit Facilities	Capacity	Drawn	Change	Capacity	Drawn	Maturity Date (4)
Comenity Bank
WFNMNT 2009-VFN (1)	$1,750	$1,363	$—	$1,750	$1,056	October 2027
Comenity Capital Bank
WFCMNT 2009-VFN (2)	2,000	712	(2,000)	—	—	—
BFCIT 2026-VFN1 (3)	—	—	2,000	2,000	265	September 2028
Total	$3,750	$2,075	$—	$3,750	$1,321
__________________________________
(1)2009-VFN Conduit issued under World Financial Network Credit Card Master Note Trust (WFNMNT). In September 2026, the Maturity Date of the 2009-VFN Conduit was extended to October 2027.
(2)2009-VFN Conduit issued under World Financial Capital Master Note Trust (WFCMNT) was retired on September 1, 2026 pursuant to the related Omnibus Termination, Consent and Waiver Agreement.
(3)2026-VFN1 Conduit issued under Bread Financial Card Issuance Trust (BFCIT) on September 1, 2026. With the merger of CB with and into CCB, BFCIT will serve as our principal revolving master trust vehicle for the issuance of VFNs and other asset-backed funding arrangements going forward.
(4)Maturity Date with respect to conduit borrowings means the date on which the revolving period for the applicable Conduit Facility expires. The revolving period may be extended or renewed (unless an early amortization event occurs prior to the Maturity Date). Absent the extension or renewal of the revolving period, the Conduit Facility shall enter controlled amortization on the Maturity Date and may no longer be drawn upon.

As of September 30, 2026, we had approximately $11.5 billion of securitized credit card loans. Securitizations require credit enhancements, which may be provided in the form of cash, spread deposits, excess collateral, additional loans and/or subordinated classes. The credit enhancement is principally based on the outstanding balances of the series issued by the Trusts and by the performance of the credit card loans in the Trusts.

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

Equity

Preferred Stock

As reflected in the table below, in May 2026 we authorized and issued 135,000 shares of preferred stock as depositary shares (the Depositary Shares) for gross proceeds of $135 million, with each Depositary Share representing a 1/40th interest in our Series B 8.875% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the Series B Preferred Stock). The Series B Preferred Stock has a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series B Preferred Stock) and as of September 30, 2026, the aggregate liquidation value was $135 million. We used the net proceeds of the offering to enter into a preferred stock transaction with one of our subsidiary banks, CCB, pursuant to which CCB issued preferred stock to Parent Company on terms substantially the same as those of the Series B Preferred Stock. The CCB preferred stock is eliminated in consolidation.

The following table provides information about our preferred stock as of the dates presented:

Table 12: Preferred Stock Issued and Outstanding

			Per Annum Dividend Rate			Carrying Amount
Series (1)	Issuance Date	Earliest Redemption Date		Total Shares	Liquidation Preference	September 30, 2026	December 31, 2025
(Millions, except share amounts)
Series A	November 25, 2025	December 15, 2030	8.625%	75,000	$75	$72	$71
Series B	May 12, 2026	December 15, 2031	8.875%	135,000	135	130	—
Total					$210	$202	$71
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

The following table provides information about our common stock repurchases under our various Board-approved share repurchase authorizations, for the periods presented:

Table 13: Authorized Share Repurchases

(Millions)	Amount Authorized for Repurchase	Number of Shares Repurchased (1)	Approximate Dollar Value of Shares Repurchased (2)	Amount Remaining for Future Repurchases
As of December 31, 2025				$240
For the three months ended:
March 31, 2026	$600	2.0	$150	$690
June 30, 2026	—	2.8	241	449
September 30, 2026	—	0.7	75	374
Total	$600	5.5	$466
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

Dividends

The table below summarizes the cash dividend activity we had on our preferred and common stock for the dates presented:

Table 14: Dividends

(Millions, except per share amounts)		Preferred Stock - Series A		Preferred Stock - Series B		Common Stock
Dividend Declaration Date	Dividend Payment Date	Amount Per Share	Amount	Amount Per Share	Amount	Amount Per Share	Amount (1)
January 29, 2026	March 16, 2026	$26.35	$2	$—	$—	$0.23	$10
April 23, 2026	June 15, 2026	21.56	2	—	—	0.23	9
July 23, 2026	September 15, 2026	21.56	2	30.32	4	0.23	10
			$6		$4		$29
______________________________
(1)Excludes dividend equivalent rights paid during the period.

On October 22, 2026, our Board of Directors declared quarterly cash dividends of (i) $21.56 per share on our Series A preferred stock, (ii) $22.19 per share on our Series B preferred stock, and (iii) $0.25 per share on our common stock, each payable on December 15, 2026, to the applicable stockholders of record at the close of business on November 30, 2026. The declaration and payment of future dividends on our preferred and common stock are subject to approval by our Board of Directors, based upon a review of relevant considerations and regulatory and other restrictions on our ability to pay dividends, including restrictions imposed by the terms of each series of our outstanding preferred stock.

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

Cash Flows

The table below summarizes our cash flow activity for the periods indicated, followed by a discussion of the variance drivers impacting our Operating, Investing and Financing activities:

Table 15: Cash Flows

	Nine Months Ended September 30,
	2026	2025
(Millions)
Total cash provided by (used in):
Operating activities	$1,621	$1,524
Investing activities	(1,028)	132
Financing activities	(15)	(1,591)
Net increase in cash, cash equivalents and restricted cash	$578	$65

Cash Flows from Operating Activities primarily include Net income adjusted for (i) non-cash items included in Net income, such as Provision for credit losses, Depreciation and amortization, deferred taxes and other non-cash items, and (ii) changes in the balances of operating assets and liabilities, which can fluctuate in the normal course of business due to the amount and timing of payments. We generated Cash flows from operating activities of $1,621 million and $1,524 million for the nine months ended September 30, 2026 and 2025, respectively. The Net cash provided by operating activities during these periods was primarily driven by cash generated from Net income after adjusting for the Provision for credit losses.

Cash Flows from Investing Activities primarily include changes in Credit card and other loans. Net cash used in investing activities was $1,028 million for the nine months ended September 30, 2026 and Net cash provided by investing activities was $132 million for the nine months ended September 30, 2025. The Net cash used in investing activities for the nine months ended September 30, 2026 was primarily driven by Net principal losses and an increase in installment loans, partially offset by the seasonal paydown of credit card loans. The Net cash provided by investing activities for the nine months ended September 30, 2025 was primarily due to the seasonal paydown of Credit card and other loans.

Cash Flows from Financing Activities primarily include changes in deposits and long-term debt. Cash used in financing activities was $15 million and $1,591 million for the nine months ended September 30, 2026 and 2025, respectively. The Net cash used in financing activities during the nine months ended September 30, 2026 was primarily driven by net repayments of debt issued by consolidated variable interest entities (i.e., securitizations) and the repurchases of common stock and subordinated debt, partially offset by a net increase in deposits and net proceeds from the issuance of preferred stock. For the nine months ended September 30, 2025 the net cash used in financing activities was primarily driven by repayments of debt issued by consolidated variable interest entities and the repurchases of common stock, partially offset by the net increase in deposits.

INFLATION AND SEASONALITY

Although we cannot precisely determine the impact of inflation on our operations, we have generally sought to rely on operating efficiencies from scale, technology modernization and digital advancement along with other operational excellence initiatives, as well as expansion in lower cost jurisdictions to offset increased costs of employee compensation and other operating expenses impacted by inflation. We also recognize that a customer’s ability and willingness to repay us has been negatively impacted by factors such as recent inflation and elevated interest rates, and any persistent effects therefrom, which may result in higher delinquencies and increased credit losses, as reflected in our elevated Reserve rate. If the efforts to control inflation in the U.S. and globally are not successful and inflationary pressures and resulting adverse economic impacts continue to persist, including due to changes to, or the imposition of, tariffs and/or trade barriers, increased fuel prices and ongoing wars and international tensions and uncertainties, they could further increase repayment pressure on consumers as well as the risk of a recessionary environment or stagflation which may adversely impact our business, results of operations and financial condition.

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, each to risk-weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of September 30, 2026 and 2025, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.
On December 17, 2025, we filed applications with the federal and respective state banking regulators for permission to merge CB with and into CCB, with CCB being the surviving entity. The merger was approved by the applicable regulators on July 31, 2026, and was consummated on October 1, 2026. The merger is not expected to have a significant impact on our consolidated financial position, results of operations, or liquidity. For additional discussion, refer to “Part I, Item 1. Business — Supervision and Regulation — Planned Merger of CB with and into CCB” in our 2025 Form 10-K.

The following table provides the actual capital ratios and minimum ratios for the Company, as well as each Bank, as of the periods presented:

Table 16: Capital Ratios

	Ratio/Dollar Value		Minimum Ratio for Capital Adequacy Purposes *	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
(Millions, except percentages)	September 30, 2026	December 31, 2025
Total Company
Common equity tier 1 capital ratio (1)	13.1%	13.0%	4.5%	N/A
Tier 1 capital ratio (2)	14.1	13.4	6.0	N/A
Total risk-based capital ratio (3)	17.1	16.8	8.0	N/A
Tier 1 leverage capital ratio (4)	12.4	12.4	4.0	N/A
Total risk-weighted assets (5)	$19,728	$19,755

Comenity Bank
Common equity tier 1 capital ratio (1)	15.5%	15.1%	4.5%	6.5%
Tier 1 capital ratio (2)	15.5	15.1	6.0	8.0
Total risk-based capital ratio (3)	16.9	16.5	8.0	10.0
Tier 1 leverage capital ratio (4)	13.6	14.1	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	12.4%	13.5%	4.5%	6.5%
Tier 1 capital ratio (2)	14.1	14.1	6.0	8.0
Total risk-based capital ratio (3)	17.5	17.5	8.0	10.0
Tier 1 leverage capital ratio (4)	12.5	13.2	4.0	5.0
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

The following table provides a reconciliation of our Total stockholders’ equity under GAAP to Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital, Tier 2 capital and Total capital, as of the date presented:

Table 17: Capital Reconciliations

September 30, 2026
(Millions)
Total stockholders’ equity	$3,437

Less:
Preferred stock	201
Total common stockholders’ equity	3,236

Less:
Goodwill (1)	593
Intangible assets	60
Other	3
Common equity tier 1 capital	2,580

Add:
Preferred stock	201
Tier 1 capital	2,781

Subordinated notes	326
Qualifying allowance for credit losses (2)	269
Tier 2 capital	595

Total capital	$3,376
__________________________________
(1)Goodwill, net of the related $41 million deferred tax liability.
(2)Represents the allowable portion of the Allowance for credit losses, which is a maximum of 1.25% of RWA.

The following table provides the changes in our Basel III Standardized Approach Common equity tier 1 capital, Tier 1 capital and Tier 2 capital for the period presented:

Table 18: Capital Rollforwards

	Three months ended September 30, 2026	Nine months ended September 30, 2026
(Millions)
Common equity tier 1 capital beginning balance	$2,493	$2,569
Net income	156	483
Dividends declared on preferred and common stock	(16)	(39)
Repurchases of common stock	(76)	(472)
Changes in additional paid-in capital	16	17
Changes in intangible assets	7	22
Common equity tier 1 capital	2,580	2,580

Additional Tier 1 capital beginning balance	201	71
Change in preferred stock	—	130
Tier 1 capital	2,781	2,781

Tier 2 capital beginning balance	614	670
Change in subordinated notes	(24)	(75)
Change in qualifying allowance for credit losses	5	—
Tier 2 capital	595	595

Total capital	$3,376	$3,376

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
•domestic and international political events and conditions, including significant shifts in trade policy, such as changes to, or the imposition of, tariffs and/or trade barriers and consequently any economic impacts, volatility, uncertainty and geopolitical instability resulting therefrom, as well as ongoing wars, military conflicts, and international tensions or hostilities;
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

Item 1. Financial Statements.
BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Millions, except per share amounts)
Interest income
Interest and fees on loans	$1,254	$1,198	$3,673	$3,531
Interest on cash and investment securities	40	44	114	135
Total interest income	1,294	1,242	3,787	3,666
Interest expense
Interest on deposits	148	139	420	417
Interest on borrowings	51	71	166	238
Total interest expense	199	210	586	655
Net interest income	1,095	1,032	3,201	3,011
Non-interest income
Interchange revenue, net of retailer share arrangements	(144)	(111)	(361)	(289)
Other	66	50	187	148
Total non-interest income	(78)	(61)	(174)	(141)
Total net interest and non-interest income	1,017	971	3,027	2,870
Provision for credit losses	321	299	937	869
Total net interest and non-interest income, after provision for credit losses	696	672	2,090	2,001
Non-interest expenses
Employee compensation and benefits	228	222	673	648
Card and processing expenses	79	81	240	244
Information processing and communication	85	72	242	230
Marketing expenses	35	38	106	106
Depreciation and amortization	17	20	55	61
Other	43	43	126	144
Total non-interest expenses	487	476	1,442	1,433
Income from continuing operations before income taxes	209	196	648	568
Provision for income taxes	53	8	165	100
Income from continuing operations	156	188	483	468
Loss from discontinued operations, net of income taxes (1)	—	—	—	(4)
Net income	156	188	483	464
Dividends declared to preferred stockholders	(6)	—	(10)	—
Net income available to common stockholders	$150	$188	$473	$464

Basic earnings per common share (Note 13)
Income from continuing operations	$3.91	$4.04	$11.75	$9.88
Loss from discontinued operations	—	—	$—	$(0.09)
Net income per share	$3.91	$4.04	$11.75	$9.79
Diluted earnings per common share (Note 13)
Income from continuing operations	$3.82	$3.96	$11.54	$9.74
Loss from discontinued operations	—	—	$—	$(0.09)
Net income per share	$3.82	$3.96	$11.54	$9.65
Weighted average common shares outstanding (Note 13)
Basic	38.3	46.5	40.3	47.4
Diluted	39.3	47.5	41.0	48.1
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
See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Millions)
Net income	$156	$188	$483	$464

Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale debt securities	(10)	3	(11)	6
Tax benefit (expense)	3	—	3	(1)
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(7)	3	(8)	5

Unrealized (loss) gain on cash flow hedges	(1)	—	(1)	1
Tax expense	—	—	—	—
Unrealized (loss) gain on cash flow hedges, net of tax	(1)	—	(1)	1

Other comprehensive (loss) income, net of tax	(8)	3	(9)	6

Total comprehensive income, net of tax	$148	$191	$474	$470

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
(Millions, except per share amounts)
ASSETS
Cash and cash equivalents	$3,961	$3,604
Credit card and other loans
Total credit card and other loans (includes loans available to settle obligations of consolidated variable interest entities: September 30, 2026, $11,489; December 31, 2025, $10,708)	18,850	18,805
Allowance for credit losses	(2,096)	(2,106)
Credit card and other loans, net	16,754	16,699
Investments (includes investment securities carried at fair value: September 30, 2026, $201; December 31, 2025, $221)	279	284
Property and equipment, net	97	117
Goodwill and intangible assets, net	694	716
Other assets	1,506	1,243
Total assets	$23,291	$22,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$15,502	$13,916
Debt issued by consolidated variable interest entities	2,320	3,422
Long-term and other debt	814	886
Other liabilities	1,218	1,112
Total liabilities	19,854	19,336
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; authorized, 210.0 thousand shares; issued and outstanding: 210.0 thousand shares as of September 30, 2026 and 75.0 thousand shares as of December 31, 2025	—	—
Common stock, $0.01 par value; authorized, 200.0 million shares; issued and outstanding: 38.0 million shares as of September 30, 2026 and 44.1 million shares as of December 31, 2025.	—	—
Additional paid-in capital	1,543	1,868
Retained earnings	1,919	1,475
Accumulated other comprehensive loss	(25)	(16)
Total stockholders’ equity	3,437	3,327
Total liabilities and stockholders’ equity	$23,291	$22,663

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2026	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
(Millions, except preferred shares in thousands and per share amounts)
Balance as of June 30, 2026	210.0	$—	38.7	$—	$1,603	$1,779	$(17)	$3,365
Net income	—	—	—	—	—	156	—	156
Other comprehensive loss	—	—	—	—	—	—	(8)	(8)
Stock-based compensation	—	—	—	—	16	—	—	16
Repurchases of common stock	—	—	(0.8)	—	(76)	—	—	(76)
Preferred stock dividends (1)	—	—	—	—	—	(6)	—	(6)
Common stock dividends and dividend equivalent rights (1)	—	—	—	—	—	(10)	—	(10)
Issuance of shares to employees, net of shares withheld for employee taxes	—	—	0.1	—	—	—	—	—
Balance as of September 30, 2026	210.0	$—	38.0	$—	$1,543	$1,919	$(25)	$3,437

Three Months Ended September 30, 2025	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
(Millions, except preferred shares in thousands and per share amounts)
Balance as of June 30, 2025	—	$—	46.6	$1	$1,929	$1,255	$(19)	$3,166
Net income	—	—	—	—	—	188	—	188
Other comprehensive income	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	—	—	13	—	—	13
Repurchases of common stock	—	—	(0.6)	—	(40)	—	—	(40)
Repurchases of Convertible Notes	—	—	—	—	(2)	—	—	(2)
Common stock dividends and dividend equivalent rights (1)	—	—	—	—	—	(11)	—	(11)
Balance as of September 30, 2025	—	$—	46.0	$1	$1,900	$1,432	$(16)	$3,317
__________________________________
(1)For information regarding dividends declared during the periods presented, refer to Note 10, “Preferred Stock and Common Stock - Dividends” to our unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2026	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
(Millions, except preferred shares in thousands and per share amounts)
Balance as of December 31, 2025	75.0	$—	44.1	$—	$1,868	$1,475	$(16)	$3,327
Net income	—	—	—	—	—	483	—	483
Other comprehensive loss	—	—	—	—	—	—	(9)	(9)
Stock-based compensation	—	—	—	—	45	—	—	45
Issuance of preferred stock	135.0	—	—	—	130	—	—	130
Repurchases of common stock	—	—	(5.5)	—	(472)	—	—	(472)
Termination of Capped Call transactions	—	—	(1.5)	—	(1)	—	—	(1)
Preferred stock dividends (1)	—	—	—	—	—	(10)	—	(10)
Common stock dividends and dividend equivalent rights (1)	—	—	—	—	—	(29)	—	(29)
Issuance of shares to employees, net of shares withheld for employee taxes	—	—	0.9	—	(27)	—	—	(27)
Balance as of September 30, 2026	210.0	$—	38.0	$—	$1,543	$1,919	$(25)	$3,437

Nine Months Ended September 30, 2025	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
(Millions, except preferred shares in thousands and per share amounts)
Balance as of December 31, 2024	—	$—	49.1	$1	$2,073	$999	$(22)	$3,051
Net income	—	—	—	—	—	464	—	464
Other comprehensive income	—	—	—	—	—	—	6	6
Stock-based compensation	—	—	—	—	41	—	—	41
Repurchases of common stock	—	—	(3.8)	—	(190)	—	—	(190)
Repurchase of Convertible Notes	—	—	—	—	(4)	—	—	(4)
Common stock dividends and dividend equivalent rights (1)	—	—	—	—	—	(31)	—	(31)
Issuance of shares to employees, net of shares withheld for employee taxes	—	—	0.7	—	(20)	—	—	(20)
Balance as of September 30, 2025	—	$—	46.0	$1	$1,900	$1,432	$(16)	$3,317
__________________________________
(1)For information regarding dividends declared during the periods presented, refer to Note 10, “Preferred Stock and Common Stock - Dividends” to our unaudited Consolidated Financial Statements.

See Notes to the unaudited Consolidated Financial Statements.

BREAD FINANCIAL HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
(Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$483	$464
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	937	869
Depreciation and amortization	55	61
Deferred income taxes	2	95
Non-cash stock-based compensation	46	41
Amortization of deferred financing costs	12	12
Amortization of deferred origination costs	54	57
Loss on debt extinguishment	3	19
Originations of loans held-for-sale (1)	(776)	—
Proceeds from sales and paydowns of loans held-for-sale (1)	767	—
Change in other operating assets and liabilities
Change in other assets	(63)	53
Change in other liabilities	101	(131)
Other	—	(16)
Net cash provided by operating activities	1,621	1,524
CASH FLOWS FROM INVESTING ACTIVITIES
Change in credit card and other loans	(1,014)	156
Purchases of investments	(15)	(20)
Maturities of investments	15	16
Other, including capital expenditures	(14)	(20)
Net cash (used in) provided by investing activities	(1,028)	132
CASH FLOWS FROM FINANCING ACTIVITIES
Unsecured borrowings under debt agreements	—	400
Repayments/maturities of unsecured borrowings under debt agreements	(76)	(312)
Debt issued by consolidated variable interest entities	415	25
Repayments/maturities of debt issued by consolidated variable interest entities	(1,519)	(1,903)
Net increase in deposits	1,585	454
Payment of deferred financing costs	(8)	(13)
Net proceeds from the issuance of preferred stock	130	—
Repurchases of common stock	(472)	(190)
Dividends and dividend equivalent rights paid	(39)	(31)
Other	(31)	(21)
Net cash used in financing activities	(15)	(1,591)
Change in cash, cash equivalents and restricted cash	578	65
Cash, cash equivalents and restricted cash at beginning of period	3,628	3,714
Cash, cash equivalents and restricted cash at end of period	$4,206	$3,779
SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents reconciliation
Cash and cash equivalents	$3,961	$3,764
Restricted cash included within Other assets	245	15
Total cash, cash equivalents and restricted cash	$4,206	$3,779
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

We have continued to diversify our product mix with our brand partners through growth of our co-brand credit card programs, which, relative to our private label credit card programs, have higher Credit sales per account and an improved credit risk mix that generally results in higher transactor balances, lower delinquencies and late fees, as well as lower losses. We also offer our proprietary credit cards along with an expanding range of our Bread Pay products, which are our installment loans and “split-pay” offerings.

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
Accounting Standards Recently Issued but Not Yet Adopted as of September 30, 2026
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

We generally classify our Credit card and other loans as held for investment. We sell a majority of our credit card loans originated by Comenity Bank (CB) and by Comenity Capital Bank (CCB) to certain of our master securitization trusts (the Trusts), which are consolidated Variable Interest Entities (VIEs), and therefore these loans are restricted for securitization investors. New originations of Credit card and other loans are generally determined to be held for investment at origination because we have the intent and ability to hold them for the foreseeable future. In determining what constitutes the foreseeable future, we consider the average life and homogenous nature of our Credit card and other loans. In assessing whether our Credit card and other loans continue to be held for investment, we also consider capital levels and scheduled maturities of funding instruments used. The assertion regarding the intent and ability to hold Credit card and other loans for the foreseeable future can be made with a high degree of certainty given the maturity distribution of our consumer deposits and other funding instruments; the demonstrated ability to replace maturing time-based deposits and other borrowings with new deposits or borrowings; and historic payment activity on Credit card and other loans. Due to the homogenous nature of our credit card loans, amounts are classified as held for investment on a brand partner portfolio basis. Certain credit card loans and installment loans are classified as held for sale, as determined on a brand partner portfolio or program basis. We carry held for sale loans at the lower of aggregate cost or fair value, include such loans in Other assets on the Consolidated Balance Sheets, and typically continue to recognize finance charges on an accrual basis. Cash flows associated with Credit card and other loans originated or purchased for investment are classified as Cash flows from investing activities, regardless of any subsequent change in intent and ability. Cash flows associated with Credit card and other loans originated with the intent to sell are classified as Cash flows from operating activities, regardless of any subsequent change in intent. The disclosures below relate to our held for investment Credit card and other loans portfolios unless otherwise indicated.

The following table provides Credit card and other loans, as of the dates presented:

	September 30, 2026	December 31, 2025
(Millions)
Credit card loans	$18,031	$18,417
Other loans	819	388
Total credit card and other loans (1)(2)	18,850	18,805
Less: Allowance for credit losses	(2,096)	(2,106)
Credit card and other loans, net	$16,754	$16,699
__________________________________
(1)Includes $11.5 billion and $10.7 billion of Credit card and other loans available to settle obligations of consolidated VIEs as of September 30, 2026 and December 31, 2025, respectively.
(2)Includes $404 million and $378 million, of accrued interest and fees that have not yet been billed to cardholders as of September 30, 2026 and December 31, 2025, respectively.

Credit Card and Other Loans Aging

The following table provides the delinquency trends of our Credit card and other loans portfolio, based on the amortized cost, as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Credit Card and Other Loans (1)
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or more Days Past Due	Total	Total Current	Total
(Millions)
September 30, 2026	$366	$276	$642	$1,284	$17,117	$18,401

December 31, 2025	$359	$282	$676	$1,317	$17,076	$18,393
__________________________________
(1)Other loans delinquencies have been included with credit card loan delinquencies in the table above, as amounts were insignificant as of each period presented. As permitted by GAAP, the primary difference between the amortized cost basis included in the table

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
above and the carrying value of our Credit card and other loans relates to the exclusion of unbilled finance charges and fees from the amortized cost basis. As of September 30, 2026 and December 31, 2025, accrued interest and fees that have not yet been billed to cardholders were $404 million and $378 million, respectively, included in Credit card and other loans on the Consolidated Balance Sheets.

From time to time we may re-age cardholders’ accounts, with the intent of assisting delinquent cardholders who have experienced financial difficulties but who demonstrate both an ability and willingness to repay the amounts due. This practice affects credit card loan delinquencies and principal losses. Accounts meeting specific defined criteria are re-aged when the cardholder makes one or more consecutive payments aggregating to a certain pre-defined amount of their account balance. Upon re-aging, the outstanding balance of a delinquent account is returned to current status. Our re-aged accounts as a percentage of Total credit card and other loans represented 2.8% and 2.9% for the three months ended September 30, 2026 and 2025, respectively, and 3.1% and 3.2% for the nine months ended September 30, 2026 and 2025, respectively. Our re-aging practices comply with regulatory guidelines.

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

The Delinquency rate is calculated by dividing outstanding principal balances that are contractually delinquent (i.e., principal balances 30 days past due or more) as of the end of the period, by the outstanding principal amount of Credit card and other loans as of the same period-end. As of September 30, 2026 and December 31, 2025 our Delinquency rates were 5.57% and 5.75%, respectively.

Net Principal Losses: Our net principal losses include the principal amount of Credit card and other loans that are deemed uncollectible, less recoveries, and exclude charged-off interest, fees and third-party fraud losses (including synthetic fraud). Charged-off interest and fees reduce Interest and fees on loans, while third-party fraud losses are recorded in Card and processing expenses. Our credit card loans, including unpaid interest and fees, are generally charged-off in the month during which an account becomes 180 days past due. Our pay-over-time products, which include installment loans and “split-pay” offerings, including unpaid interest, are generally charged-off when a loan becomes 120 days past due. However, in the case of a customer bankruptcy or death, Credit card and other loans, including unpaid interest and fees, as applicable, are charged-off 60 days after receipt of the notification of the bankruptcy or death, but in any case no later than 180 days past due for credit card loans and 120 days past due for installment loans and “split-pay” offerings. We record the actual losses for unpaid interest and fees as a reduction to Interest and fees on loans, which were $207 million and $212 million for the three months ended September 30, 2026 and 2025, respectively, and $648 million and $698 million for the nine months ended September 30, 2026 and 2025, respectively.

The Net principal loss rate is calculated by dividing net principal losses for the period by the Average credit card and other loans for the same period, using an average daily balance calculation methodology. For the three months ended

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026 and 2025, our Net principal loss rates were 6.40% and 7.39%, respectively, and for the nine months ended September 30, 2026 and 2025, respectively, our Net principal loss rates were 6.90% and 7.81%, respectively.

Overall Credit Quality: As part of our credit risk management activities for our Credit card and other loans portfolio, we assess overall credit quality by reviewing information from credit bureaus and other sources relating to our cardholders’ broader credit performance. We utilize VantageScore (Vantage) credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and, for credit card loans, are refreshed monthly thereafter to assist in predicting customer behavior. We categorize these Vantage credit scores into the following three credit score ranges: (i) 651 or higher have the lowest credit risk; (ii) 591 to 650 are considered to have moderate credit risk; and (iii) 590 or lower have the highest credit risk. In certain limited circumstances there are customer accounts for which a Vantage score is not available and we use alternative sources to assess credit risk and predict behavior. The table below excludes less than 0.1% of the total credit card loans and total other loans balances as of both September 30, 2026 and December 31, 2025, representing those customer accounts for which a Vantage credit score is not available. The following table reflects the distribution of credit card and other loans by Vantage score as of the dates presented:

	September 30, 2026			December 31, 2025
	651 or Higher	591 to 650	590 or Lower	651 or Higher	591 to 650	590 or Lower
Credit card loans	64%	24%	12%	64%	23%	13%
Other loans (1)	96%	4%	—%	90%	9%	1%
__________________________________
(1)Represents Vantage score distribution for our pay-over-time products that had an amortized cost basis of $787 million and $365 million as of September 30, 2026 and December 31, 2025, respectively.

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

Loan Modifications are collectively evaluated for impairment on a pooled basis in measuring the appropriate Allowance for credit losses. The following table provides information relating to credit card loans to borrowers experiencing financial difficulty that were granted a concession under a Loan Modification program during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Millions, except percentages)
Account balance (1)	$90	$100	$251	$258
% of Total credit card loans	0.5%	0.6%	1.4%	1.5%
Weighted average interest rate reduction (% points)	23.9%	23.2%	23.9%	23.1%
__________________________________
(1)Represents the outstanding balances as of September 30, 2026 and 2025, of all Loan Modifications undertaken in the past three and nine months, respectively, for credit card loans that remain in modification programs as of September 30, 2026 and 2025, respectively. The outstanding balances include principal, accrued interest and fees.

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

The following table provides the performance of our credit card loans that were modified within the 12 months prior to the dates presented and remain in a Loan Modification program as of the dates presented:

	Aging Analysis of Delinquent Amortized Cost Loan Modifications - Credit Card Loans
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 or more Days Past Due	Total	Total Current	Total
(Millions)
September 30, 2026	$20	$18	$20	$58	$251	$309

December 31, 2025	$24	$22	$26	$72	$253	$325

The following table provides additional information regarding credit card Loan Modifications that have subsequently defaulted within 12 months of their modification dates, for the periods presented; the probability of default is factored into the Allowance for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Millions, except for Number of modifications)
Number of modifications	6,764	7,124	14,419	14,099
Outstanding balance	$14	$15	$29	$29

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We manage our potential risk in credit commitments by limiting the total amount of credit, both by individual customer and across our credit card loan portfolio, by monitoring the size and maturity of our loan portfolio and applying consistent risk-based underwriting standards reflective of current and anticipated macroeconomic conditions. We have the unilateral ability to cancel or reduce unused credit card lines at any time. Unused credit card lines available to cardholders totaled approximately $97 billion and $98 billion as of September 30, 2026 and December 31, 2025, respectively. While this amount represented the total available unused credit card lines, we have not experienced and do not anticipate that all cardholders will access their entire available line at any given point in time.

Credit Card Loan Portfolio and Installment Loan Sales

As of September 30, 2026 and December 31, 2025, there were no credit card loans held for sale.

In the interest of expanding and diversifying our product offerings, we are now leveraging our loan origination, compliance and servicing-related capabilities through a partnership that relies upon established merchant networks to originate and sell installment loans, while providing compliance oversight. Installment loans sold under this program meet the conditions for sale accounting and are derecognized upon transfer. For the three and nine months ended September 30, 2026, fees earned under this program were insignificant. Over those same respective periods in 2025, we did not earn any such fees as this was a new program in 2026. As of September 30, 2026, installment loans held for sale are included in Other assets on the Consolidated Balance Sheet and were insignificant. As of December 31, 2025, there were no installment loans held for sale.

Credit Card Loan Portfolio Acquisitions

During the three months ended September 30, 2026 and September 30, 2025, we did not acquire any credit card loan portfolios.

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

Other Loans

We measure our Allowance for credit losses on Other loans, consisting primarily of our installment loans and “split-pay” offerings, using a statistical model to estimate projected losses over the remaining terms of the loans, inclusive of an assumption for prepayments where material. The model is based on the historical statistical relationship between loan loss performance and certain macroeconomic data pooled based on credit quality risk score, term of the underlying loans, vintage and geographic location. As of September 30, 2026 and December 31, 2025, the Allowance for credit losses on Other loans was $53 million and $26 million, respectively.

Allowance for Credit Losses Rollforward

The following table provides our Allowance for credit losses for our Credit card and other loans. The amount of the related Allowance for credit losses on other loans is insignificant and therefore has been included in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Millions)
Beginning balance	$2,075	$2,098	$2,106	$2,241

Provision for credit losses (1)	321	299	937	869
Net principal losses (2)	(300)	(327)	(947)	(1,040)
Ending balance	$2,096	$2,070	$2,096	$2,070
__________________________________
(1)Provision for credit losses includes a build/release for the Allowance for credit losses, as well as replenishment of Net principal losses. Beginning on January 1, 2026 any changes in the estimate for uncollectible unpaid interest and fees is recognized as part of the Provision for credit losses; previously such changes were recognized as part of Interest and fees on loans.
(2)Net principal losses are presented net of recoveries of $79 million and $82 million for the three months ended September 30, 2026 and 2025, respectively, and $253 million and $267 million for the nine months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026 the balance of the Allowance for credit losses slightly increased primarily due to the increase in Credit card and other loans, partially offset by a lower reserve rate. Our reserve rate was 11.12% and 11.23% as of September 30, 2026 and June 30, 2026, respectively. For the nine months ended September 30, 2026, the balance of the Allowance for credit losses slightly decreased due to the decrease in the reserve rate from 11.20% at December 31, 2025. The reductions in the reserve rates across both periods of comparison are reflecting our improving credit metrics and higher-quality new account acquisitions. We continue to maintain appropriately prudent weightings on the economic scenarios in our credit reserve modeling to ensure the adequacy of our Allowance for credit losses given the wide range of potential macroeconomic outcomes, including ongoing uncertainty regarding trade policy and global conflicts, and downstream impacts on inflation and unemployment.

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

We regularly securitize a majority of our credit card loans through the transfer of those loans to one of our Trusts. We perform the decision making for the Trusts, as well as servicing the cardholder accounts that generate the credit card loans

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
held by the Trusts. In our capacity as a servicer, we administer the loans, collect payments and charge-off uncollectible balances. Servicing fees are earned by a subsidiary, which are eliminated in consolidation.

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

Under the Indentures of each Trust and their Indenture Supplements, we are required to maintain minimum interests in our Trusts ranging from 4% to 8% of the securitized credit card loans. This requirement is met through a transferor’s interest and is supplemented through excess funding deposits which represent cash amounts deposited with the trustee of the securitizations. Cash collateral, restricted deposits are generally released proportionately as investors are repaid. Under the terms of the Trusts, the occurrence of certain triggering events associated with the performance of the securitized credit card loans in each Trust could result in certain required actions, including payment of Trust expenses, the establishment of reserve funds, or early amortization of the debt securities and/or notes, in a worst-case scenario. During the three and nine months ended September 30, 2026 and 2025, no such triggering events occurred.

The following tables provide the total securitized credit card loans, and related delinquencies and net principal losses of securitized credit card loans, for the periods presented:

	September 30, 2026	December 31, 2025
(Millions)
Total credit card loans – available to settle obligations of consolidated VIEs	$11,489	$10,708
Of which: principal amount of credit card loans 90 days or more past due	$152	$257

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Millions)
Net principal losses of securitized credit card loans	$139	$192	$474	$609

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides a summary of our Investments as of the dates presented:

	September 30, 2026	December 31, 2025
(Millions)
Investment securities
Available-for-sale debt securities	$152	$171
Equity securities	49	50
Total investment securities	201	221
Equity method and other investments	78	63
Total Investments	$279	$284

For AFS debt securities in an unrealized loss position, any estimated credit losses are recognized in the Consolidated Statements of Income by establishing or adjusting an existing Allowance for credit losses for such losses. We typically invest in highly-rated securities with low probabilities of default; therefore, we did not have an Allowance for credit losses as of September 30, 2026 and December 31, 2025, and did not recognize any credit losses for the periods presented. Any unrealized gains, or any portion of an AFS debt security’s non-credit-related unrealized losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. The gross unrealized losses on our AFS debt securities are primarily attributable to an increase in the current benchmark interest rate. Any realized gains and losses are recorded in Other non-interest expenses in the Consolidated Statements of Income upon disposition of the AFS debt security, using the specific identification method. Gains and losses on investments in equity securities and CRA-related equity method investments are recorded in Other non-interest expenses in the Consolidated Statements of Income.

The table below provides unrealized gains and losses on AFS debt securities as of the dates presented:

	September 30, 2026				December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Millions)
Available-for-sale securities	$180	$—	$(28)	$152	$189	$—	$(18)	$171
Total	$180	$—	$(28)	$152	$189	$—	$(18)	$171

The following tables provide information about AFS debt securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position, as of the dates presented:

	September 30, 2026
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$41	$(2)	$111	$(26)	$152	$(28)
Total	$41	$(2)	$111	$(26)	$152	$(28)

	December 31, 2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Millions)
Available-for-sale securities	$—	$—	$135	$(18)	$135	$(18)
Total	$—	$—	$135	$(18)	$135	$(18)

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2026 our AFS debt securities included mortgage-backed securities and municipal bonds. The mortgage-backed securities, which do not have a single maturity date, have an amortized cost and estimated fair value of $152 million and $128 million, respectively, with a weighted average yield of 3.24%. The municipal bonds which all have a maturity date greater than ten years, have an amortized cost and estimated fair value of $28 million and $24 million, respectively, with a weighted average yield of 3.82%. Weighted average yield is computed using the effective yield of each security owned at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts. Accrued interest on our AFS debt securities is included in Other assets on the Consolidated Balance Sheets and was insignificant as of both September 30, 2026 and December 31, 2025.

There were no realized gains or losses from the sale of any investment securities for the three and nine months ended September 30, 2026 and 2025.

6. DEPOSITS

Deposits were categorized as interest-bearing or non-interest-bearing as follows, as of the dates presented:

	September 30, 2026	December 31, 2025
(Millions)
Interest-bearing	$15,479	$13,891
Non-interest-bearing (including cardholder credit balances)	23	25
Total deposits	$15,502	$13,916

Deposits by deposit type were as follows as of the dates presented:

	September 30, 2026	December 31, 2025
(Millions)
Savings accounts
Consumer deposits	$5,234	$4,329
Wholesale	3,729	3,371
Certificates of deposit
Consumer deposits	4,666	4,194
Wholesale	1,850	1,997
Cardholder credit balances	23	25
Total deposits	$15,502	$13,916

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The scheduled maturities of certificates of deposit were as follows as of September 30, 2026:

(Millions)
2026 (1)	$1,052
2027	4,152
2028	1,102
2029	103
2030	68
Thereafter	38
Total certificates of deposit	$6,515
__________________________________
(1)The 2026 balance includes $3 million in unamortized debt issuance costs, which are associated with the entire portfolio of certificates of deposit.

As of September 30, 2026 and December 31, 2025, consumer deposits that exceeded applicable Federal Deposit Insurance Corporation (FDIC) insurance limits, which are generally $250,000 per depositor, per insured bank, per ownership category, were estimated to be $786 million (5% of Total deposits) and $638 million (5% of Total deposits), respectively. The measurement of estimated uninsured deposits aligns with regulatory guidelines.

7. OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table provides the components of Other non-interest income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Millions)
Payment protection products	$46	$29	$124	$85
Paper statement fees	20	21	62	58
Other	—	—	1	5
Total other non-interest income	$66	$50	$187	$148

The following table provides the components of Other non-interest expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Millions)
Professional services and regulatory fees	$27	$26	83	82
Occupancy expense	5	6	14	16
Debt repurchases	1	3	3	19
Other (1)	10	8	26	27
Total other non-interest expenses	$43	$43	$126	$144
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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the three and nine months ended September 30, 2026 and 2025, there were no transfers into or out of Level 3, and no transfers between Levels 1 and 2.

The following table summarizes the carrying values and fair values of our financial assets and financial liabilities as of the dates presented:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Financial assets
Credit card and other loans, net	$16,754	$18,466	$16,699	$18,747
Investment securities	201	201	221	221
Financial liabilities
Deposits	15,502	15,480	13,916	13,928
Debt issued by consolidated VIEs	2,320	2,322	3,422	3,442
Long-term and other debt	$814	$827	$886	$931

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

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables summarize our financial instruments measured at fair value on a recurring basis, categorized by the fair value hierarchy described in the preceding paragraphs, as of the dates presented:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$201	$49	$152	$—
Total assets measured at fair value	$201	$49	$152	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
(Millions)
Investment securities	$221	$50	$171	$—
Total assets measured at fair value	$221	$50	$171	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including equity method investments, property and equipment, right-of-use assets, deferred contract costs, goodwill and intangible assets. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as upon impairment. We did not have any impairments for the three and nine months ended September 30, 2026 and 2025.

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

	September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,466	$—	$—	$18,466
Total	$18,466	$—	$—	$18,466

Financial liabilities
Deposits	$15,480	$—	$15,480	$—
Debt issued by consolidated VIEs	2,322	—	2,322	—
Long-term and other debt	827	—	827	—
Total	$18,629	$—	$18,629	$—

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
(Millions)
Financial assets
Credit card and other loans, net	$18,747	$—	$—	$18,747
Total	$18,747	$—	$—	$18,747

Financial liabilities
Deposits	$13,928	$—	$13,928	$—
Debt issued by consolidated VIEs	3,442	—	3,442	—
Long-term and other debt	931	—	931	—
Total	$18,301	$—	$18,301	$—

9. STOCK-BASED COMPENSATION

During the nine months ended September 30, 2026, we awarded 649,304 service-based restricted stock units (RSUs) with a weighted average grant date fair market value per share of $73.80 as determined on the date of grant. Service-based restricted stock units typically vest ratably over three years provided that the participant is employed by us on each such vesting date, subject to certain limited exceptions.

During the nine months ended September 30, 2026, we awarded 169,462 performance-based RSUs with a fair market value of approximately $73.16. Performance-based RSUs cliff vest at the end of three years, if specific performance measures tied to our financial performance are met. For the performance-based RSUs awarded in 2026, the predefined vesting criteria permit a range from 0% to 160% to be earned, subject to a market-based condition. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. If the performance targets are met, these awards will vest with respect to the entire award on February 17, 2029, provided that the participant is employed by us on the vesting date, subject to certain limited exceptions.

For the three months ended September 30, 2026 and 2025, we recognized $15 million and $14 million in stock-based compensation expense, respectively. For the nine months ended September 30, 2026 and 2025, we recognized $46 million and $41 million in stock-based compensation expense, respectively.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

As reflected in the table below, in May 2026 we authorized and issued 135,000 shares of preferred stock as depositary shares (the Depositary Shares) for gross proceeds of $135 million, with each Depositary Share representing a 1/40th interest in our Series B 8.875% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the Series B Preferred Stock). The Series B Preferred Stock has a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series B Preferred Stock) and as of September 30, 2026, the aggregate liquidation value was $135 million. We used the net proceeds of the offering to enter into a preferred stock transaction with one of our subsidiary banks, CCB, pursuant to which CCB issued preferred stock to Parent Company on terms substantially the same as those of the Series B Preferred Stock. The CCB preferred stock is eliminated in consolidation.
The following table provides information about our preferred stock issued and outstanding as of the dates presented:

			Per Annum Dividend Rate			Carrying Amount
Series (1)	Issuance Date	Earliest Redemption Date		Total Shares	Liquidation Preference	September 30, 2026	December 31, 2025
(Millions, except share amounts)
Series A	November 25, 2025	December 15, 2030	8.625%	75,000	$75	$72	$71
Series B	May 12, 2026	December 15, 2031	8.875%	135,000	135	130	—
Total					$210	$202	$71
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

The following table provides information about our common stock repurchases under our various Board-approved share repurchase authorizations, for the periods presented:

(Millions)	Amount Authorized for Repurchase	Number of Shares Repurchased (1)	Approximate Dollar Value of Shares Repurchased (2)	Amount Remaining for Future Repurchases
As of December 31, 2025				$240
For the three months ended:
March 31, 2026	$600	2.0	$150	$690
June 30, 2026	—	2.8	241	449
September 30, 2026	—	0.7	75	374
Total	$600	5.5	$466

______________________________
(1)Upon repurchase, these shares were retired and ceased to be outstanding shares of common stock, and are now treated as authorized but unissued shares of common stock. Does not include the 1.5 million shares that were retired in connection with the termination of our Capped Call transactions, discussed below.
(2)Excludes excise taxes on stock repurchases.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Dividends

The table below summarizes the cash dividend activity we had on our preferred and common stock for the dates presented:

(Millions, except per share amounts)		Preferred Stock - Series A		Preferred Stock - Series B		Common Stock
Dividend Declaration Date	Dividend Payment Date	Amount Per Share	Amount	Amount Per Share	Amount	Amount Per Share	Amount (1)
January 29, 2026	March 16, 2026	$26.35	$2	$—	$—	$0.23	$10
April 23, 2026	June 15, 2026	$21.56	2	$—	—	$0.23	9
July 23, 2026	September 15, 2026	$21.56	2	$30.32	4	$0.23	10
			$6		$4		$29

(Millions, except per share amounts)		Preferred Stock - Series A		Preferred Stock - Series B		Common Stock
Dividend Declaration Date	Dividend Payment Date	Amount Per Share	Amount	Amount Per Share	Amount	Amount Per Share	Amount (1)
January 30, 2025	March 21, 2025	$—	$—	$—	$—	$0.21	$10
April 24, 2025	June 13, 2025	$—	—	$—	—	$0.21	10
July 24, 2025	September 12, 2025	$—	—	$—	—	$0.21	10
			$—		$—		$30
______________________________
(1)Excludes dividend equivalent rights paid during the period.

On October 22, 2026, our Board of Directors declared quarterly cash dividends of (i) $21.56 per share on our Series A preferred stock, (ii) $22.19 per share on our Series B preferred stock, and (iii) $0.25 per share on our common stock, each payable on December 15, 2026, to the applicable stockholders of record at the close of business on November 30, 2026. The declaration and payment of future dividends on our preferred and common stock are subject to approval by our Board of Directors, based upon a review of relevant considerations and regulatory and other restrictions on our ability to pay dividends, including restrictions imposed by the terms of each series of our outstanding preferred stock.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of Accumulated other comprehensive loss, net of tax effects, are as follows for the periods presented:

Three Months Ended September 30, 2026	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of June 30, 2026	$(15)	$1	$(3)	$(17)
Changes in other comprehensive loss	(8)	—	—	(8)
Balance as of September 30, 2026	$(23)	$1	$(3)	$(25)

Three Months Ended September 30, 2025	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of June 30, 2025	$(17)	$1	$(3)	$(19)
Changes in other comprehensive income	3	—	—	3
Balance as of September 30, 2025	$(14)	$1	$(3)	$(16)

Nine Months Ended September 30, 2026	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2025	$(14)	$1	$(3)	$(16)
Changes in other comprehensive loss	(9)	—	—	(9)
Balance as of September 30, 2026	$(23)	$1	$(3)	$(25)

Nine Months Ended September 30, 2025	Net Unrealized Losses on AFS Securities	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
(Millions)
Balance as of December 31, 2024	$(19)	$—	$(3)	$(22)
Changes in other comprehensive income	5	1	—	6
Balance as of September 30, 2025	$(14)	$1	$(3)	$(16)

12. INCOME TAXES

The Provision for income taxes increased for the three and nine months ended September 30, 2026. The effective tax rate was 25.5% and 4.3% for the three months ended September 30, 2026 and 2025, respectively, and 25.5% and 17.5% for the nine months ended September 30, 2026 and 2025, respectively. Both the increases in the Provision for income taxes and in the effective tax rates over the periods of comparison were primarily attributable to a discrete tax benefit in the prior year.

We file income tax returns in U.S. federal, state, local and foreign jurisdictions, as applicable. With a few exceptions, U.S. federal income tax returns and foreign income tax returns are no longer subject to examination for years before 2022, and state and local income tax returns are no longer subject to examination for years before 2021.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Millions, except per share amounts)
Numerator
Income from continuing operations	$156	$188	$483	$468
Loss from discontinued operations, net of income taxes (1)	—	—	—	(4)
Net income	156	188	483	$464
Less: Preferred stock dividends	(6)	—	(10)	—
Net income available to common stockholders	$150	$188	$473	$464

Denominator
Weighted average common stock outstanding – basic	38.3	46.5	40.3	47.4
Add: net effect of dilutive unvested restricted stock awards (2)	1.0	1.0	0.7	0.7
Weighted average common stock outstanding – diluted	39.3	47.5	41.0	48.1

Basic EPS
Income from continuing operations	$3.91	$4.04	$11.75	$9.88
Loss from discontinued operations	$—	$—	$—	$(0.09)
Net income per share	$3.91	$4.04	$11.75	$9.79

Diluted EPS
Income from continuing operations	$3.82	$3.96	$11.54	$9.74
Loss from discontinued operations	$—	$—	$—	$(0.09)
Net income per share	$3.82	$3.96	$11.54	$9.65
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
(2)As the effect would have been anti-dilutive, for the nine months ended September 30, 2025, approximately 0.5 million restricted stock awards were excluded from the calculation of weighted average dilutive common shares. There were no anti-dilutive restricted stock awards for the three and nine months ended September 30, 2026; similarly, there were no anti-dilutive restricted stock awards for the three months ended September 30, 2025.

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

Quantitative measures, established by regulations to ensure capital adequacy, require the Banks to maintain minimum amounts and ratios of Tier 1 capital to average assets, and Common equity tier 1, Tier 1 capital and Total capital, each to risk-weighted assets. Failure to meet these minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by the Banks’ regulators that if undertaken, could have a direct material effect on CB’s and/or CCB’s operating activities, as well as our operating activities. Based on these regulations, as of September 30, 2026 and 2025, each Bank met all capital requirements to which it was subject, and maintained capital ratios in excess of the minimums required to qualify as well capitalized. The Banks seek to maintain capital levels and ratios in excess of the minimum regulatory requirements inclusive of the 2.5% Capital Conservation Buffer. Although Bread Financial is not a bank holding company as defined under the Bank Holding Company Act, we seek to maintain capital levels and ratios in excess of the minimums required for bank holding companies.

On December 17, 2025, we filed applications with the federal and respective state banking regulators for permission to merge CB with and into CCB, with CCB being the surviving entity. The merger was approved by the applicable regulators on July 31, 2026, and was consummated on October 1, 2026. The merger is not expected to have a significant impact on our consolidated financial position, results of operations, or liquidity.

BREAD FINANCIAL HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides the actual capital ratios and minimum ratios for the Company, as well as each Bank, as of the periods presented:

	Ratio/Dollar Value		Minimum Ratio for Capital Adequacy Purposes *	Minimum Ratio to be Well Capitalized under Prompt Corrective Action Provisions
(Millions, except percentages)	September 30, 2026	December 31, 2025
Total Company
Common equity tier 1 capital ratio (1)	13.1%	13.0%	4.5%	N/A
Tier 1 capital ratio (2)	14.1	13.4	6.0	N/A
Total risk-based capital ratio (3)	17.1	16.8	8.0	N/A
Tier 1 leverage capital ratio (4)	12.4	12.4	4.0	N/A
Total risk-weighted assets (5)	$19,728	$19,755

Comenity Bank
Common equity tier 1 capital ratio (1)	15.5%	15.1%	4.5%	6.5%
Tier 1 capital ratio (2)	15.5	15.1	6.0	8.0
Total risk-based capital ratio (3)	16.9	16.5	8.0	10.0
Tier 1 leverage capital ratio (4)	13.6	14.1	4.0	5.0

Comenity Capital Bank
Common equity tier 1 capital ratio (1)	12.4%	13.5%	4.5%	6.5%
Tier 1 capital ratio (2)	14.1	14.1	6.0	8.0
Total risk-based capital ratio (3)	17.5	17.5	8.0	10.0
Tier 1 leverage capital ratio (4)	12.5	13.2	4.0	5.0
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Millions)
July 1-31	254,844	$98.52	253,789	$424
August 1-31	229,402	$109.45	228,403	$399
September 1-30	237,611	$106.42	234,836	$374
Total	721,857	$104.59	717,028
__________________________________
(1)During the periods presented, (i) 4,829 shares of our common stock were purchased by the administrator of our Bread Financial 401(k) Plan for the benefit of the employees who participated in that portion of the 401(k) Plan and (ii) 717,028 shares of our common stock were repurchased by the Company, pursuant to a Rule 10b5-1 trading plan previously adopted by the Company, during an open trading window.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None.

(b)None.

(c)(i) On August 31, 2026, Ralph Andretta, our President and Chief Executive Officer, entered into a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, providing for the sale from time to time of an aggregate of up to 75,000 shares of our common stock. The duration of the trading arrangement is until June 30, 2027 or earlier if all transactions under the trading arrangement are complete. (ii) On August 19, 2026, Valerie

Greer, our Executive Vice President and Chief Commercial Officer, entered into a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, providing for the sale from time to time of an aggregate of up to 10,000 shares of our common stock. The duration of the trading arrangement is until February 19, 2027 or earlier if all transactions under the trading arrangement are complete. During the three months ended September 30, 2026, no other Section 16 officer or director of the Parent Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

a)Exhibits:

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

3.1	(a)	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.2	6/10/16

3.2	(a)	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	3/24/22

3.3	(a)	Certificate of Designations of 8.625% Non-Cumulative Perpetual Preferred Stock, Series A of the Registrant.	8-K	3.1	11/25/25

3.4	(a)	Certificate of Designations of 8.875% Non-Cumulative Perpetual Preferred Stock, Series B of the Registrant.	8-K	3.1	5/12/26

3.5	(a)	Sixth Amended and Restated Bylaws of the Registrant.	8-K	3.2	3/24/22

4	(a)	Specimen Certificate for shares of Common Stock of the Registrant.	10-Q	4	8/8/03

*10.1	(a)
Salary Continuation, Release and Retirement Agreement, dated July 8, 2026, by and between Bread Financial Payments, Inc., Valerie Greer and the other parties thereto, including the Post Employment Non-Disclosure, Non-Competition, and Non-Solicitation Agreement attached as Exhibit A thereto.

10.2	(a)	Amendment No. 2 to Credit Agreement, dated as of September 3, 2026, by and among Bread Financial Holdings, Inc., as borrower, and certain of its subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and various other lenders.	8-K	10.1	9/8/26

*31.1	(a)	Certification of Chief Executive Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	(a)	Certification of Chief Financial Officer of Bread Financial Holdings, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

**32.1	(a)
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

Incorporated by Reference
Exhibit No.	Filer	Description	Form	Exhibit	Filing Date

*101	(a)	The following financial information from Bread Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*104	(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

DATE: October 27, 2026

	By:	/s/ RALPH J. ANDRETTA
Ralph J. Andretta
President and Chief Executive Officer

DATE: October 27, 2026

	By:	/s/ PERRY S. BEBERMAN
Perry S. Beberman
Executive Vice President and Chief Financial Officer